Form 10-K
period 1993-12-31
MASCOTECH INC
filed 1994-03-23
CIK 745448

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993       COMMISSION FILE NUMBER 1-12068

                                MASCOTECH, INC.
                       (FORMERLY MASCO INDUSTRIES, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                        38-2513957
          (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

   21001 VAN BORN ROAD, TAYLOR, MICHIGAN                            48180
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 313-274-7405

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                             ON WHICH REGISTERED
- ---------------------------------------------------   ----------------------------------------
COMMON STOCK, $1.00 PAR VALUE                            NEW YORK STOCK EXCHANGE, INC.
$1.20 CONVERTIBLE PREFERRED STOCK                        NEW YORK STOCK EXCHANGE, INC.
4 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003      NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.       YES  /X/     No  / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 15, 1994 (BASED ON THE CLOSING SALE PRICE OF $23 3/4 OF THE REGISTRANT'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $742,800,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 15, 1994:
                  60,650,000 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1994 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                       PAGE
- ----                                                                                       ----
                                             PART I
 1.     Business........................................................................     2
 2.     Properties......................................................................     7
 3.     Legal Proceedings...............................................................     8
 4.     Submission of Matters to a Vote of Security Holders.............................     9
        Supplementary Item. Executive Officers of Registrant............................     9

                                            PART II
 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........    10
 6.     Selected Financial Data.........................................................    10
 7.     Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................    12
 8.     Financial Statements and Supplementary Data.....................................    17
 9.     Changes in and Disagreements With Accountants on Accounting and Financial
          Disclosure....................................................................    41

                                            PART III
10.     Directors and Executive Officers of the Registrant..............................    41
11.     Executive Compensation..........................................................    41
12.     Security Ownership of Certain Beneficial Owners and Management..................    41
13.     Certain Relationships and Related Transactions..................................    41

                                            PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K................    42
        Signatures......................................................................    46

                                 FINANCIAL STATEMENT SCHEDULES
        MascoTech, Inc. Financial Statement Schedules...................................   F-1
        TriMas Corporation and Subsidiaries Consolidated Financial Statements and
          Financial Statement Schedules.................................................   F-7

                                     PART I

ITEM 1. BUSINESS.

     MascoTech, Inc. (formerly Masco Industries, Inc.) is a diversified manufacturer of original equipment and aftermarket parts for the transportation industry; commercial, institutional and residential building products for the construction industry; and other diversified products principally for the defense industry. Sophisticated technology plays a significant role in the Company's businesses and in the design, engineering and manufacturing of many of its products. Transportation-Related Products are manufactured utilizing a variety of metalworking and other process technologies. Although published industry statistics are not available, the Company believes that it is a leading independent producer of many of the industrial component parts that it produces using cold, warm or hot forming processes. In addition to its manufacturing activities, the Company provides design and engineering services primarily for the automotive, heavy truck and aerospace industries.

     MascoTech was incorporated under the laws of Delaware in 1984 as a wholly-owned subsidiary of Masco Corporation, which in May, 1984 transferred to MascoTech its industrial businesses. The Company became a separate public company in July, 1984 when Masco Corporation distributed shares of Company Common Stock as a special dividend to its stockholders. Masco Corporation currently owns approximately 42 percent of the Company's outstanding Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Corporate Development," included in Item 7 of this Report.

     Except as the context otherwise indicates, the terms "MascoTech" and the "Company" refer to MascoTech, Inc. and its consolidated subsidiaries.

RECENT DEVELOPMENTS

     The Company has undertaken the planned disposition of its energy-related business segment, which consisted of seven business units, as part of its long-term strategic plan to de-leverage its balance sheet and increase the focus on its core operating capabilities. As a result, the Company's financial statements have been reclassified to present such businesses as discontinued operations. These businesses manufactured specialized tools, equipment and other products for energy-related industries. Two of the businesses were sold in late 1993, including one business to the Company's affiliate, TriMas Corporation, and the Company expects to divest the remaining businesses in 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations," included in Item 7 of this Report. Except as the context otherwise indicates, all information contained herein has been reclassified for these discontinued operations.

     In July, 1993, the Company issued $216 million (liquidation value) of Dividend Enhanced Convertible StockSM. In late 1993, the Company redeemed for cash its outstanding $100 million of 10% Exchangeable Preferred Stock and, following a call for redemption, the outstanding $187 million of the Company's 6% Convertible Subordinated Debentures due 2011 were converted into 10.4 million shares of Company Common Stock (including approximately 7 million shares issued to Masco Corporation). In early 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due 2003 which are convertible into Company Common Stock at $31.00 per share. The net proceeds from this offering were used to redeem, on February 1, 1994, the outstanding $250 million of the Company's 10 1/4% Senior Subordinated Notes due 1997 and reduce outstanding bank debt.

INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1993, the contribution of the Company's continuing industry segments to net sales and operating profit:

                                                                        (IN THOUSANDS)
                                                                         NET SALES(1)
                                                            --------------------------------------
                                                               1993          1992          1991
                                                            ----------    ----------    ----------
Transportation-Related Products..........................   $1,195,000    $1,058,000    $  874,000
Specialty Products:
  Architectural..........................................      289,000       291,000       273,000
  Other..................................................       99,000       106,000       119,000
                                                            ----------    ----------    ----------
                                                            $1,583,000    $1,455,000    $1,266,000
                                                            ----------    ----------    ----------
                                                            ----------    ----------    ----------

                                                                OPERATING PROFIT (LOSS)(1)(2)
                                                            --------------------------------------
                                                               1993          1992          1991
                                                            ----------    ----------    ----------
Transportation-Related Products..........................   $  160,000    $  124,000    $   74,000
Specialty Products:
  Architectural..........................................       (4,000)        2,000       (16,000)
  Other..................................................        5,000         3,000         1,000
                                                            ----------    ----------    ----------
                                                            $  161,000    $  129,000    $   59,000
                                                            ----------    ----------    ----------
                                                            ----------    ----------    ----------

- -------------------------
(1) Results in 1992 and 1991 have been reclassified to conform with the presentation adopted in 1993 (including amounts for discontinued operations -- see the Note to the Company's Consolidated Financial Statements captioned "Discontinued Operations" included in Item 8 of this Report).

(2) Amounts are before general corporate expense.

     Additional financial information concerning the Company's operations by industry segments as of and for the three years ended December 31, 1993, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

TRANSPORTATION-RELATED PRODUCTS

     The Company manufactures a broad range of semi-finished components, subassemblies and assemblies for the transportation industry. Transportation-Related Products represented 76 percent of 1993 sales from continuing operations and primarily consist of original equipment products for the automotive and truck industries. The Company's products include a number of high-performance products for which reliability, quality and certainty of supply are major factors in customers' selection of suppliers. Over half of the products are used for engine and drivetrain applications (such as semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles and front wheel drive and exhaust system components) and for chassis and suspension functions (including electromechanical solenoids and relays and suspension components). Products manufactured for exterior body trim applications include automotive trim, luggage racks and accessories, and metal stampings. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits, and luggage racks and accessories. In addition to its manufacturing activities, the Company provides engineering services primarily for the automotive and heavy-duty truck industries, and is engaged in specialty vehicle development and conversion programs.

     Products are manufactured using various metalworking technologies, including cold, warm and hot forming, powdered metal forming and stamping. Approximately one-quarter of the Company's sales of Transportation-Related Products resulted from using cold, warm or hot metal forming technologies. The Company believes that its metalworking technologies provide cost-competitive, high-performance, quality components that are required in order to meet the increasing demands of the automotive and truck markets it serves.

     Approximately 85 percent of the Company's Transportation-Related Products sales in 1993 were original equipment automotive products and services. Sales to original equipment manufacturers are made through factory sales personnel and independent sales representatives. During 1993, sales to various divisions and subsidiaries of Ford Motor Company, General Motors Corporation and Chrysler Corporation accounted for approximately 20 percent, 14 percent and 12 percent, respectively, of the Company's net sales. Sales to the automotive aftermarket are made primarily to distributors utilizing factory sales and service personnel.

SPECIALTY PRODUCTS

  Architectural Products

     The Company manufactures a variety of Architectural Products for commercial, institutional and residential markets. Products include steel doors and frames; stainable and low maintenance steel doors; wood windows and aluminum-clad wood windows; leaded, etched and beveled glass for decorative windows and entryways; residential entry systems; garage doors; sectional and rolling doors; security grilles; and modular metal partitions. The Company's commercial and institutional markets include office buildings, factories, hotels, schools, hospitals, retail stores and malls, warehouses and mini-warehouses. Residential markets include single family new construction as well as repair and remodeling. Architectural Products are sold principally to wholesale distributors who sell the products to builders, developers, dealers, retailers (such as do-it-yourself home centers) and residential, commercial, industrial and institutional end users. Security grilles are sold directly to builders, developers and end users.

  Other Specialty Products

     The Company's Other Specialty Products consist primarily of Defense Products, including large diameter cold formed cartridge cases, projectiles and casings for rocket motors and missiles for the United States government and its suppliers. Changes in government procurement practices and requirements have adversely affected orders, sales and profits of such products in recent years and are expected to continue to do so in the future. As a result, the Company is pursuing other commercial applications for the resources related to the manufacturing of Defense Products, including its metal forging capability and waste-water treatment capability. Since obtaining the necessary permits in 1990, the Company has marketed waste-water treatment services to other industrial companies principally in southern California.

     The Company's government contracts contain standard clauses providing for termination at the convenience of the government which, in such cases, would provide the Company with compensation for work performed and costs of termination. Defense Products are sold both directly to the federal government and to other prime contractors to the federal government.

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     No material portion of the Company's business is seasonal or has special working capital requirements. The Company does not consider backlog orders to be a material factor in its industry segments, and, except as noted above, no material portion of its business in its other industry segments is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. See, however, "Legal Proceedings," included as Item 3 of this Report, for a discussion of certain pending proceedings concerning environmental matters. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has businesses located in Canada, Germany, Italy and the United Kingdom. Products manufactured by the Company outside of the United States include forged automotive component parts, constant-velocity joints and extruded urethane lineals. In addition, the Company provides engineering services outside of the United States, primarily serving automotive manufacturers in the United Kingdom and Germany. For 1991 through 1993, the Company's annual net export sales from the United States to other countries, as a percentage of annual consolidated net sales from continuing operations, approximated five percent.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

EQUITY INVESTMENTS

  TriMas Corporation

     The Company owns approximately 43 percent of the outstanding common stock of TriMas Corporation ("TriMas"). The Company's common equity interest in TriMas increased from 28 percent as a result of the late 1993 conversion of TriMas convertible preferred stock held by the Company into 7.8 million shares of TriMas common stock. TriMas manufactures a number of industrial products, including a variety of steel, stainless steel, aluminum and other non-ferrous fasteners for the building construction, farm implement, medium and heavy-duty truck, appliance, aerospace, electronics and other industries. TriMas also provides metal treating services for manufacturers of fasteners and comparable products. TriMas manufactures towing systems products, including vehicle hitches, jacks, winches, couplers and related accessories for the passenger car, light truck, recreational vehicle, marine, agricultural and industrial markets. TriMas also manufactures specialty container products, including industrial container closures, sealing caps and dispensing spigots primarily for the chemical, agricultural, food, petroleum and health care industries, as well as high-pressure seamless compressed gas cylinders used for shipping, storing and dispensing oxygen, nitrogen, argon and helium, specialty industrial gaskets for refining, petrochemical and other industrial applications, and a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries. In addition, TriMas manufactures flame-retardant facings and jacketings used in conjunction with fiberglass insulation, principally for commercial and industrial construction applications, pressure-sensitive specialty tape products and a variety of specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches.

  Emco Limited

     The Company owns approximately 43 percent of the outstanding common stock and convertible debentures of Emco Limited ("Emco"), as a result of the transactions described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Corporate Development," included in Item 7 of this Report. Emco is a major, publicly traded, Canadian-based manufacturer and distributor of building and home improvement products, including roofing materials, wood fiber products, vinyl siding, stainless steel sinks and vinyl windows, and a distributor of plumbing and related products. In addition, Emco manufactures and distributes worldwide fluid handling equipment for the petroleum and petrochemical and other industries, and produces custom components, brass and aluminum forgings, plastic components, tools, dies and molds. Emco also provides other services on a contract basis for original equipment manufacturers and others.

  Titan Wheel International, Inc.

     The Company owns approximately 21 percent of the outstanding common stock of Titan Wheel International, Inc. ("Titan"), as a result of the transactions described in the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates," included in Item 8 of this Report. Titan is a manufacturer of wheels and other products for agricultural, construction and other off-highway equipment.

  Other Equity Investments

     The Company has equity investments in several other companies which are engaged in activities related to the Company's businesses, including the manufacture of plastic component parts utilizing the reaction injection molding process, primarily for the automotive and truck industries, and the manufacture of electrical and electronic components, primarily for the automotive and truck industries.

PATENTS AND TRADEMARKS

     The Company holds a number of patents, patent applications, licenses, trademarks and trade names. The Company considers its patents, patent applications, licenses, trademarks and trade names to be valuable, but does not believe that there is any reasonable likelihood of a loss of such rights which would have a material adverse effect on the Company's industry segments or its present business as a whole.

COMPETITION

     The major domestic and foreign markets for the Company's products in its industry segments are highly competitive. Competition is based primarily on price, performance, quality and service, with the relative importance of such factors varying among products. Government procurement practices are an additional factor in the case of Defense Products. In the case of Transportation-Related Products, the Company's competitors include a large number of other well-established independent manufacturers as well as certain customers who have their own metalworking and engineering capabilities. Although a number of companies of varying size compete with the Company in its industry segments, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines and services.

EMPLOYEES

     At December 31, 1993, the Company employed approximately 12,200 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following list includes the Company's principal manufacturing facilities by location and the industry segments utilizing such facilities:

   Arizona..............Chandler (2)

   California...........Santa Fe Springs (4), Vernon (3) and Yuba City (1)

   Florida..............Auburndale (2), Deerfield Beach (1) and Orlando (2)

   Georgia..............Adel (1), Lawrenceville (1) and Valdosta (1)

   Indiana..............Kendallville (1)

   Iowa.................Dubuque (2)

   Kentucky.............Nicholasville (1)

   Michigan.............Auburn Hills (1)(1), Brighton (1), Burton (1),
                        Coopersville (1), Detroit (1)(1)(1), Farmington Hills
                        (1), Fraser (1), Green Oak Township (1 and 3), Hamburg (1 and 3), Holland (1), Livonia (1), Mesick (1), Mt. Clemens (1), Oxford (1) (1) (1), Port Huron (1), Redford
                        (1), Roseville (1), Royal Oak (1), Shelby Township (1), St. Clair (1), St. Clair Shores (1), Sterling Heights
                        (1), Traverse City (1) (1) (1) (1) (1), Troy (1)(1),
                        Warren (1) (1), West Branch (2) and Ypsilanti (1)

   Mississippi..........Nesbit (2)

   New York.............Brooklyn (2) and Maspeth (2)

   Ohio.................Blue Ash (2), Bluffton (1), Canal Fulton (1), Columbus
                        (2), Lima (1), Minerva (1), Perrysburg (2), Port Clinton
                        (1) and Upper Sandusky (1)

   Oklahoma.............Tulsa (4)

   Pennsylvania.........Ridgway (1)

   Texas................Bryan (4), Dallas (4), Greenville (4) and Houston (4)
                        (4) (4)

   Virginia.............Duffield (1)

   Germany..............Riedstadt (2) and Zell am Harmersbach (1 and 3)

   Italy................Poggio Rusco (1)

   United Kingdom.......Wednesfield, England (1)

          Note: Multiple footnotes within the same parenthesis indicate the facility is engaged in significant activities relating to more than one segment. Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) Transportation-Related Products; (2) Specialty Products -- Architectural; (3) Specialty Products -- Other; and (4) Discontinued Operations.

     The Company's largest manufacturing facility is located in Vernon, California and is a multi-plant facility of approximately 920,000 square feet. The Company owns the largest plant, comprising approximately 540,000 square feet and operates the remaining portions of this facility under leases, the earliest of which expires at the end of 1994. Except for the foregoing facility and an additional manufacturing facility covering approximately 605,000 square feet, the Company's manufacturing facilities range in size from approximately 25,000 square feet to 325,000 square feet, are owned by the Company or leased, and are not subject to significant encumbrances. The Company's executive offices are located in Taylor, Michigan, and are provided by Masco Corporation to the Company under a corporate services agreement.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     The following list identifies the manufacturing facilities of TriMas by location and the industry segments utilizing such facilities:

California....................   Commerce(a)
Illinois......................   Wood Dale(a)
Indiana.......................   Auburn(c), Elkhart(b), Frankfort(a) and
                                 Mongo(b)
Louisiana.....................   Baton Rouge(c)
Massachusetts.................   Plymouth(d)
Michigan......................   Canton(b), Detroit(a) and Warren(d)(d)(d)(d)
New Jersey....................   Edison(d), Netcong(d) and North Bergen(d)
Ohio..........................   Lakewood(a)
Texas.........................   Houston(c) and Longview(c)
Wisconsin.....................   Mosinee(b)
Australia.....................   Dandenong South, Victoria(b)
Canada........................   Brampton, Ontario(c), Fort Erie, Ontario(c)
                                 and Oakville, Ontario(b)
Mexico........................   Mexico City(c)

     Note: Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (a) Specialty Fasteners; (b) Towing Systems; (c) Specialty Container Products; and (d) Corporate Companies.

     TriMas' buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

ITEM 3. LEGAL PROCEEDINGS.

     A civil suit was filed in the United States District Court for the Central District of California in April, 1983 by the United States of America and the State of California against 30 defendants, including the Company's NI Industries, Inc. subsidiary ("NI"), for alleged release into the environment of hazardous waste disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including NI, providing that the consenting parties perform partial remediation at the site. Another civil suit was filed in the United States District Court for the Central District of California in December, 1988 by the United States of America and the State of California against more than 180 defendants, including NI, for alleged release into the environment of hazardous waste disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Two partial consent decrees have been entered into by the plaintiffs and a group of the defendants, including NI, providing that the consenting parties perform certain interim remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. Based upon its present knowledge, and subject to future legal and factual developments, the Company does not believe that any of this litigation will have a material adverse effect on its consolidated financial position.

     In November, 1993 the California Environmental Protection Agency issued a proposed enforcement order and a tentative civil penalty in the amount of $180,000 against the Company's subsidiary, NI Industries, Inc., principally on account of alleged past violations of certain California environmental laws and regulations relating to the subsidiary's handling of waste material and relating to its permit allowing it to treat industrial waste. The proposed enforcement order is under negotiation and is not yet final.

     During the fourth quarter of 1991, a division of the Company was assessed a civil penalty in excess of $100,000 by a municipal sewer authority for alleged past violations of limitations of waste-water discharges into the authority's sanitary sewer system. This assessment was appealed by the division, and the appeal is pending. The division is now in compliance with all applicable waste-water discharge requirements and the Company believes that the costs of penalties, if paid, would be immaterial to the Company.

     The Company is subject to other claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                           OFFICER
             NAME                                    POSITION                       AGE     SINCE
- ------------------------------   ------------------------------------------------   ---    -------
Richard A. Manoogian..........   Chairman of the Board and Chief Executive          57       1984
                                 Officer
Lee M. Gardner................   President and Chief Operating Officer              46       1992
Timothy Wadhams...............   Vice President -- Controller and Treasurer         45       1984

     Each of the executive officers is elected to a term of one year or less and serves at the discretion of the Board of Directors. Mr. Manoogian is and has been for over five years a Director, Chairman of the Board and the Chief Executive Officer of Masco Corporation, an affiliate of the Company that is a manufacturer of building and home improvement and home furnishings products for the home and family. Mr. Manoogian also is a Director and Chairman of the Board of TriMas Corporation. Mr. Gardner was appointed President and Chief Operating Officer of the Company in October, 1992. Prior to his appointment, Mr. Gardner was President -- Automotive. He joined the Company in 1987, and in 1990 assumed responsibility for all of the Company's businesses serving the transportation industry.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock commenced trading on the New York Stock Exchange ("NYSE") on June 23, 1993 under the symbol "MSX." The Company's Common Stock was previously traded over-the-counter and quoted on the National Association of Securities Dealers Automated Quotation System -- National Market System ("NASDAQ-NMS") under the symbol "MASX." The following table sets forth for the periods indicated the high and low sales prices of the Company's Common Stock as reported on the NASDAQ-NMS for the periods prior to June 23, 1993 and as reported on the NYSE Composite Tape commencing June 23, 1993:

                                                                MARKET PRICE
                                                     -----------------------------------
                                                         1993                  1992
                                                     -------------         -------------
                         QUARTER                     HIGH     LOW          HIGH     LOW
        ------------------------------------------   ----     ----         ----     ----
        First.....................................   $17 1/4  $11 3/8      $ 11     $4 3/4
        Second....................................     21     15 3/4       13 7/8   8 5/8
        Third.....................................   22 5/8   19 1/2       13 5/8   10 3/8
        Fourth....................................   28 1/8   18 3/4       12 1/8   8 3/8

     On March 15, 1994 there were approximately 5,600 holders of record of the Company's Common Stock.

     The Company commenced paying cash dividends on its Common Stock in August, 1993 and to date has declared four and paid three quarterly dividends, each in the amount of $.02 per share. Future declarations of dividends on the Common Stock are discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors. Dividends may not be paid on Company Common Stock if there are any dividend arrearages on the Company's outstanding Preferred Stock. In addition, certain of the Company's long-term debt instruments contain provisions that restrict the dividends that it may pay on its capital stock. See the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated (information related to the statements of income and, in 1993, the balance sheet, have been reclassified for discontinued operations):

                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                         1993          1992          1991          1990          1989
                                      ----------    ----------    ----------    ----------    ----------
Net sales..........................   $1,582,880    $1,455,320    $1,266,210    $1,373,060    $1,528,940
Operating profit...................   $  145,720    $  111,840    $   43,590    $   70,560    $  130,260
From continuing operations before
 extraordinary items:
  Income (loss)....................   $   70,890    $   39,040    $  (10,350)   $  (26,840)   $   52,730
  Earnings (loss) per common
     share.........................         $.91          $.49         $(.33)        $(.36)         $.65
Per share of common stock:
  Dividends declared...............         $.06        --            --            --            --
  Dividends paid...................         $.04        --            --            --            --
At December 31:
  Total assets.....................   $1,789,910    $1,807,310    $1,973,280    $2,080,470    $2,235,900
  Long-term debt...................   $  788,360    $1,065,390    $1,224,990    $1,349,510    $1,435,860
  Shareholders' equity.............   $  667,630    $  353,400    $  326,690    $  356,010    $  389,380

     Results for 1993 and 1992 include pre-tax income of approximately $9 million and $25 million, respectively, as a result of gains associated with the sale of common stock through public offerings by equity affiliates and, in 1992, a prepayment premium related to the redemption of debentures held by the Company. This income was largely offset by costs and expenses related to cost-reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying value of certain long-term assets, and other costs and expenses.

     Results for 1993 were reduced by a charge of approximately $.03 per common share reflecting the increased 1993 federal corporate income tax rate related to adjusting deferred tax balances as of December 31, 1992 for the higher income tax rate.

     Results for 1993 are before the effect of a $5.8 million pre-tax extraordinary charge ($3.7 million after-tax or $.06 per common share) related to the early extinguishment of subordinated debt (see the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report). 1993 results are also before an after-tax charge of approximately $22 million ($.39 per common share) related to the disposition of a segment of the Company's business (see the Note to the Company's Consolidated Financial Statements captioned "Discontinued Operations," included in Item 8 of this Report). Net income for 1993 before preferred stock dividends was $47.6 million or $.57 per common share.

     Income from continuing operations per common share in 1993 is presented on a fully diluted basis. Primary earnings from continuing operations per common share were $.97 in 1993. For years 1989 through 1992, the assumed conversion of dilutive securities is anti-dilutive.

     Income from continuing operations before extraordinary loss attributable to common stock was $56.0 million and $29.7 million after preferred stock dividends in 1993 and 1992, respectively.

     Results for 1991 include the effect of charges for restructurings and other costs, aggregating approximately $41 million pre-tax, which reduced operating profit by $27 million, income from continuing operations before extraordinary income by $27 million and earnings per common share by $.45.

     Loss from continuing operations attributable to common stock in 1991 was $20.0 million after preferred stock dividends.

     Results for 1990 include the effect of charges for restructurings and other costs, aggregating approximately $40 million pre-tax, which reduced operating profit by $38 million, income from continuing operations before extraordinary income by $26 million and earnings per common share by $.35.

     Net loss in 1990 was $18.6 million or $.25 per common share after inclusion of extraordinary income of $8.2 million or $.11 per common share related to the early extinguishment of debt.

     Results for 1989 include the effect of charges for restructurings and other costs, aggregating approximately $54 million pre-tax, which reduced operating profit by $39 million, income from continuing operations before extraordinary income by $36 million and earnings per common share by $.45.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MASCOTECH

     Masco Corporation undertook a major corporate restructuring during 1984, transferring its Products for Industry businesses to the Company at their historical net book value. MascoTech became a separate public company in mid-1984, when Masco Corporation distributed common shares of MascoTech as a special dividend to its shareholders. At December 31, 1993, Masco Corporation owned approximately 42 percent of MascoTech Common Stock.

     In 1993 the Company changed its name to MascoTech, Inc. from Masco Industries, Inc. to reflect the significance of technology in the design, engineering and manufacturing of many of the Company's products.

CORPORATE DEVELOPMENT

     Since mid-1984, the Company has acquired a number of businesses for approximately $650 million in cash and Company Common Stock. These acquisitions have contributed significantly to the more than tripling of the sales volume of the Company during this time. The Company has invested more than $1.2 billion in capital expenditures and acquisitions combined to build up the Company's technological positions in its industrial markets.

     Since late 1988 the Company has divested several operations as part of its long-term strategic plan to de-leverage its balance sheet and focus on its core operating capabilities. The Company's divestiture activity included several businesses transferred to its equity affiliate, TriMas Corporation ("TriMas"), and in late 1993 the announcement of the Company's plan to dispose of its energy-related business segment. In addition to its continuing common equity ownership interest in TriMas (43 percent at December 31, 1993), the Company has realized cash proceeds of approximately $400 million through December 31, 1993 from its divestiture activity which has been applied to reduce the Company's indebtedness.

     In early 1993, the Company acquired from Masco Corporation 10 million shares of Company Common Stock, $77.5 million of the Company's 12% Exchangeable Preferred Stock held by Masco Corporation, and Masco Corporation's holdings of Emco Limited ("Emco") common stock and convertible debentures. In exchange, Masco Corporation received from the Company $87.5 million in cash, $100 million of the Company's 10% Exchangeable Preferred Stock (subsequently redeemed in
1993) and seven-year warrants to purchase 10 million shares of Company Common Stock at $13 per share. As part of this transaction, as modified in late 1993, Masco Corporation agreed to purchase from the Company, at the Company's option through March, 1997, up to $200 million of subordinated debentures. As a result of these transactions, the Company owns approximately 43 percent of the outstanding common stock and convertible debentures of Emco, a major, publicly traded, Canadian-based manufacturer and distributor principally of building and other industrial products with annual sales of approximately $800 million in 1993.

DISCONTINUED OPERATIONS

     In late November, 1993, the Company adopted a formal plan to divest its energy-related business segment which consisted of seven business units. Accordingly, the applicable financial statements and related notes have been reclassified to present such energy-related segment as discontinued operations and include a 1993 fourth quarter charge of approximately $22 million after-tax to reflect the estimated loss from the disposition of this segment. During 1993, two energy-related business units were sold for approximately $93 million, including the sale of one business unit to the Company's equity affiliate, TriMas, for $60 million. The remaining five energy-related business units had net assets at December 31, 1993 of approximately $68 million (adjusted to reflect the anticipated loss upon disposition, net of tax benefit) and are expected to be disposed of during 1994.

     Net sales attributable to the discontinued operations during 1993 (through the decision to discontinue), 1992 and 1991 were $192 million, $202 million and $201 million, respectively. The discontinued operations had operating profit of approximately $6 million, $3 million and $1 million in 1993, 1992 and 1991, respectively.

PROFIT MARGINS -- CONTINUING OPERATIONS

     Operating profit margin from continuing operations was nine percent in 1993, eight percent in 1992 and three percent in 1991. The increase in the operating profit margin from continuing operations in 1993 compared with the previous two years is primarily attributable to increased sales volumes in the Transportation-Related Products segment, and from the benefits of internal cost reductions and restructuring initiatives undertaken in recent years. Margins in 1993 related to the Company's Specialty Products segment continue to be hampered by the depressed industry conditions affecting the construction and defense markets that the Company serves. Operating profit from continuing operations was reduced by significant charges aggregating approximately $27 million in 1991. These charges reflect expenses related to the discontinuance of product lines, costs related to the restructuring of several businesses and other expenses. Of these charges, approximately $15 million in 1991 relate to the Company's automotive vehicle conversion business, which has been restructured and returned to profitability. In addition, margins from continuing operations were negatively impacted in 1991 as a result of reduced sales volumes in certain of the Company's Transportation-Related Products operations, due to production cutbacks by automotive customers, and in virtually all of the Company's other product groups due to recessionary market conditions.

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash flow from operating activities, including discontinued operations, increased to $100 million in 1993 from $58 million in 1992 principally as a result of improved operating performance. In 1993, the Company received approximately $210 million from the issuance of equity (6% Dividend Enhanced Convertible StockSM -- the "DECS") and $93 million from the sale of two energy-related businesses. These proceeds were applied to reduce the Company's indebtedness. The Company redeemed $100 million of non-convertible preferred stock for cash and, in early 1993, the Company invested $87.5 million as described in Corporate Development.

     During 1991 and 1992, the Company received approximately $260 million in cash from the disposition of its investment in Masco Capital (during 1991 the Company had advanced Masco Capital approximately $44 million to fund debt repayment obligations and working capital requirements) and from the early redemption by TriMas, including a prepayment premium, of TriMas' subordinated debentures held by the Company. These proceeds were applied to reduce the Company's indebtedness in late 1991 and 1992.

     From January 1, 1991 to December 31, 1993, the Company repaid or repurchased over $380 million, net, of its outstanding debt, and an additional $187 million of convertible debt was converted to Company Common Stock.

     The Company has substantial new business opportunities over the next few years in its Transportation-Related Products segment which are anticipated to require an increase from the recent level of capital expenditures and increased working capital needs.

INVENTORIES

     The Company's investment in inventories decreased to $140 million at December 31, 1993. This decrease was the result of the sale during 1993 of a portion of the Company's energy-related segment and the reclassification of the remaining inventories in the energy-related segment at December 31, 1993 into net assets of discontinued operations. The Company's continued emphasis on inventory management, utilizing Just-In-Time (JIT) and other inventory management techniques has contributed to higher inventory turnover rates in recent years.

FINANCIAL POSITION AND LIQUIDITY

     During 1993, the Company's financial position was substantially improved as the Company's equity increased by approximately $314 million while its total indebtedness decreased by approximately $339 million. This improvement in financial position resulted from the Company's positive operating performance, the issuance of the DECS, the conversion of the Company's previously outstanding convertible debt into Company Common Stock and from the collection of $93 million of proceeds related to the sale of two of the Company's energy-related businesses. The Company also redeemed its $100 million of 10% Exchangeable Preferred Stock with significantly lower cost bank borrowings, and invested $87.5 million as part of the transactions whereby it acquired the Emco holdings.

     The Company's financial flexibility and liquidity were also substantially improved during 1993. In September, 1993, the Company entered into a new $675 million revolving credit agreement, replacing a prior bank agreement which required principal payments commencing September 30, 1993. Amounts outstanding under this new agreement are due in January, 1997; however, under certain circumstances the due date may be extended until July, 1998. In addition, the Company in early 1994 sold $345 million of 4 1/2% Convertible Subordinated Debentures due 2003. The proceeds from this offering were used to redeem $250 million of 10 1/4% Subordinated Notes (called in late 1993 for redemption on February 1, 1994) and to retire other indebtedness. The Company at December 31, 1993 had cash and cash investments of $83 million.

     As a result of the above mentioned transactions, the Company's debt as a percent of debt plus equity was reduced to 54 percent at December 31, 1993 from 76 percent at December 31, 1992. In addition, the Company's annual financing costs have been reduced by approximately $20 million after-tax. As of December 31, 1993, adjusted on a pro forma basis for the issuance in early 1994 of the 4 1/2% Convertible Debentures, the Company had floating rate debt of approximately $213 million (at a current interest rate of approximately 4%) and $578 million of fixed rate debt (at a weighted average interest rate of under 7%).

     At December 31, 1993 current assets, which aggregated approximately $556 million, were approximately three times current liabilities. In addition, the Company has significant financial assets, including 20 percent or more ownership positions in the securities of three publicly traded companies with an aggregate carrying value of approximately $137 million. This compares with an aggregate quoted market value at December 31, 1993 (which may differ from the amounts that would have been realized upon disposition) of approximately $524 million.

     The Company's cash, additional borrowings available under the Company's new revolving credit agreement and anticipated internal cash flow are expected to provide sufficient liquidity to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements, including the retirement of Senior Subordinated Notes maturing in 1995, will be satisfied through its internal cash flow, proceeds from the early 1994 issuance of the 4 1/2% Convertible Debentures, divestiture of the remaining businesses in the energy-related segment, other nonstrategic operating assets and certain additional financial assets and, to the extent necessary, future financings in the financial markets.

GENERAL FINANCIAL ANALYSIS

  1993 versus 1992 -- Continuing Operations

     In 1993, net sales from continuing operations increased nine percent to $1.58 billion from $1.46 billion in 1992. Income from continuing operations in 1993, after preferred stock dividends, was $56.0 million or $.91 per common share, assuming full dilution, compared with income from continuing operations, after preferred stock dividends, of $29.7 million or $.49 per common share in 1992.

     Including the results of discontinued operations and the loss upon disposition of those businesses, and an extraordinary loss ($3.7 million after-tax) related to the early extinguishment of debt, earnings for 1993 after preferred stock dividends were $.57 per common share, compared with earnings, after preferred stock dividends, of $.48 per common share in 1992.

     Sales of Transportation-Related Products increased 13 percent, principally due to increased levels of automotive production. Sales also benefitted from new product introductions which were partially offset by the phase-out of existing programs, including the mid-1993 completion of the Company's conversion program for the Ford Mustang convertible. Operating profit in 1993 for Transportation-Related Products increased to $160 million from $124 million in 1992. Operating margins, in 1993, continued to be favorably impacted by higher sales volumes for most of the Company's Transportation-Related Products. Margins in both 1993 and 1992 have benefitted from the internal cost reductions and restructuring initiatives that the Company has undertaken in recent years.

     Sales of Specialty Products in 1993 decreased approximately two percent from 1992 levels reflecting the continued unfavorable market conditions for the Company's Architectural and Defense Products. Operating profit declined to $1 million in 1993 from $5 million in 1992 as the result of the $4 million operating loss for Architectural Products in 1993. This loss was principally the result of costs and expenses related to the consolidation of certain operating activities, start-up costs associated with a new manufacturing process and the unfavorable conditions existing in the markets served by these products.

     Other expense, net decreased to $25 million in 1993 from $44 million in 1992. Other expense, net in 1993 benefitted from reduced interest expense resulting from a reduction in debt and lower interest rates; and from increased equity and interest income from affiliates related primarily to the Company's Emco holdings. Additionally, 1993 and 1992 results benefitted from gains from sales of marketable securities of approximately $11.5 million and $4.0 million, respectively.

     Other expense, net for 1993 and 1992 include gains aggregating approximately $13 million and $25 million pre-tax, respectively. These gains resulted from the sale of stock through public offerings by equity affiliates (including in 1993, affiliate shares held by the Company) and, in 1992, a prepayment premium related to the redemption of debentures held by the Company. The Company's equity affiliates may, from time to time, issue additional common equity depending upon their financing requirements. This income was largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying values of certain long-term assets and other costs and expenses.

     Earnings in 1993 were reduced by an extraordinary charge of $3.7 million after-tax related to the early extinguishment of debt. Although the federal statutory corporate tax rate increased in 1993, the Company's effective tax rate on income from continuing operations declined slightly in 1993 as compared with 1992. This decrease was the result of the relationship of substantially higher pre-tax income in 1993 to certain book expenses that are not deductible for tax purposes and to the Company's foreign and state tax expenses. In addition, the application of the increased tax rate to deferred tax balances at December 31, 1992 resulted in a 1993 third quarter one-time charge of approximately $.03 per common share.

  1992 versus 1991 -- Continuing Operations

     In 1992, net sales from continuing operations increased 15 percent to $1.46 billion from $1.27 billion in 1991. Income from continuing operations in 1992, after preferred stock dividends, was $29.7 million or $.49 per common share, compared with a loss from continuing operations, after preferred stock dividends, of $20.0 million or $.33 per common share in 1991.

     Sales of Transportation-Related Products increased 21 percent due to a modest improvement in levels of automotive production, increased market penetration and the inclusion of a full year of Creative Industries Group sales. Excluding the acquisition of Creative Industries Group, 1992 Transportation-Related Products sales would have increased 16 percent. Operating profit in 1992 for Transportation-Related Products increased 68 percent to $124 million from $74 million in 1991.

Operating margins, in 1992, were favorably impacted by higher sales volumes for most of the Company's Transportation-Related Products. In addition, 1992 margins have benefitted from the internal cost reductions and restructuring initiatives that the Company has undertaken in recent years.

     Sales of Specialty Products were generally unchanged from 1991, as a seven percent increase in sales of Architectural Products was substantially offset by reduced sales of Other Specialty Products. Operating profit for Specialty Products in 1992 was $5 million compared with an operating loss of $15 million in 1991. This improvement resulted principally from improved operating performance of the Architectural Products group which had operating profit of $2 million in 1992 compared with a loss of $16 million in 1991. The 1991 Architectural Products group results were impacted by $8 million of charges related to discontinuance of product lines, restructuring costs and other expenses.

     Other expense, net decreased to $44 million in 1992 from $56 million in 1991. Other expense, net in 1992 benefitted from reduced interest expense resulting from a reduction in debt and lower interest rates. This was partially offset by reduced interest income as a result of the redemptions of TriMas subordinated debentures previously held by the Company and lower income from sales of marketable securities.

     Other expense, net for 1992 benefitted from the inclusion of income aggregating approximately $25 million pre-tax in the second quarter resulting from a prepayment premium related to the redemption by TriMas of the subordinated debentures held by the Company, and from the change in the Company's common equity ownership interest in TriMas. This income was substantially offset by costs and expenses aggregating approximately $21 million pre-tax in the second quarter (of which $15 million is included in other expense) related to the restructuring of certain operations, and for adjustments to the carrying values of certain long-term assets. Other expense, net in 1991 benefitted from the inclusion of an approximate $22 million gain related to the disposition of certain operations and reduced interest expense, principally as a result of lower interest rates. Additionally, net gains from sales of marketable securities, including the effect of valuation allowances, aggregated approximately $12 million in 1991.

     The Company's effective tax rate exceeds the statutory rate primarily as a result of the impact of state taxes and nondeductible amortization.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries (formerly Masco Industries, Inc.) as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993, and the financial statement schedules as listed in Item 14(a)(2)(i) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

Detroit, Michigan
February 24, 1994

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1993 AND 1992

                                                                      1993              1992
                                                                 --------------    --------------
                                             ASSETS
Current assets:
  Cash and cash investments...................................   $   83,200,000    $   76,000,000
  Receivables.................................................      238,820,000       272,920,000
  Inventories.................................................      140,040,000       222,280,000
  Deferred and refundable income taxes........................       41,780,000        13,990,000
  Prepaid expenses and other assets...........................       52,000,000        47,250,000
                                                                 --------------    --------------
       Total current assets...................................      555,840,000       632,440,000

Equity and other investments in affiliates....................      170,510,000        81,460,000
Property and equipment, net...................................      490,190,000       537,420,000
Excess of cost over net assets of acquired companies..........      439,760,000       479,400,000
Notes receivable and other assets.............................       66,100,000        76,590,000
Net assets of discontinued operations.........................       67,510,000          --
                                                                 --------------    --------------
       Total assets...........................................   $1,789,910,000    $1,807,310,000
                                                                 --------------    --------------
                                                                 --------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................   $   95,520,000    $  103,620,000
  Accrued liabilities.........................................      103,260,000       117,430,000
  Current portion of long-term debt...........................        2,830,000        64,430,000
                                                                 --------------    --------------
       Total current liabilities..............................      201,610,000       285,480,000

Long-term debt................................................      788,360,000     1,065,390,000
Deferred income taxes and other long-term liabilities.........      132,310,000       103,040,000
                                                                 --------------    --------------
       Total liabilities......................................    1,122,280,000     1,453,910,000
                                                                 --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par: Authorized: 25,000,000;
     Outstanding: 10.8 million in 1993 (liquidation value-$216
     million) and .8 million in 1992 (liquidation value-$77.5
     million).................................................       10,800,000           780,000
  Common stock, $1 par: Authorized: 250,000,000; Outstanding:
     60,510,000 and 59,520,000................................       60,510,000        59,520,000
  Paid-in capital.............................................      367,290,000        84,390,000
  Retained earnings...........................................      232,120,000       202,660,000
  Cumulative translation adjustments..........................       (3,090,000)        6,050,000
                                                                 --------------    --------------
       Total shareholders' equity.............................      667,630,000       353,400,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $1,789,910,000    $1,807,310,000
                                                                 --------------    --------------
                                                                 --------------    --------------

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                    1993               1992               1991
                                               ---------------    ---------------    ---------------
Net sales...................................   $ 1,582,880,000    $ 1,455,320,000    $ 1,266,210,000
Cost of sales...............................    (1,257,480,000)    (1,159,050,000)    (1,054,520,000)
                                               ---------------    ---------------    ---------------
       Gross profit.........................       325,400,000        296,270,000        211,690,000
Selling, general and administrative
  expenses..................................      (179,680,000)      (184,430,000)      (168,100,000)
                                               ---------------    ---------------    ---------------
       Operating profit.....................       145,720,000        111,840,000         43,590,000
                                               ---------------    ---------------    ---------------
Other income (expense), net:
  Interest expense, Masco Corporation.......        (6,990,000)        (7,800,000)        (7,800,000)
  Other interest expense....................       (74,370,000)       (78,190,000)      (104,680,000)
  Equity and interest income from
     affiliates.............................        21,000,000         15,750,000         29,390,000
  Gain from change in investment of equity
     affiliates.............................         9,490,000         16,700,000          --
  Gain from disposition of operations.......         --                 --                21,500,000
  Other, net................................        26,330,000          9,950,000          5,530,000
                                               ---------------    ---------------    ---------------
                                                   (24,540,000)       (43,590,000)       (56,060,000)
                                               ---------------    ---------------    ---------------
       Income (loss) from continuing
          operations before income taxes
          (credit) and extraordinary loss...       121,180,000         68,250,000        (12,470,000)
       Income taxes (credit)................        50,290,000         29,210,000         (2,120,000)
                                               ---------------    ---------------    ---------------
       Income (loss) from continuing
          operations before extraordinary
          loss..............................        70,890,000         39,040,000        (10,350,000)
Discontinued operations (net of income
  taxes):
  Income (loss) from operations of
     discontinued
     segment................................         2,630,000           (610,000)         1,380,000
  Loss on disposition.......................       (22,270,000)         --                 --
                                               ---------------    ---------------    ---------------
Income (loss) before extraordinary loss.....        51,250,000         38,430,000         (8,970,000)
Extraordinary loss (net of income taxes)....        (3,650,000)         --                 --
                                               ---------------    ---------------    ---------------
       Net income (loss)....................   $    47,600,000    $    38,430,000    $    (8,970,000)
                                               ---------------    ---------------    ---------------
                                               ---------------    ---------------    ---------------
Preferred stock dividends...................   $    14,930,000    $     9,300,000    $     9,600,000
                                               ---------------    ---------------    ---------------
                                               ---------------    ---------------    ---------------
       Earnings (loss) attributable to
          common stock......................   $    32,670,000    $    29,130,000    $   (18,570,000)
                                               ---------------    ---------------    ---------------
                                               ---------------    ---------------    ---------------

                                                                    1993
                                                             -------------------
                                                                        ASSUMING
                                                                          FULL       1992       1991
                                                             PRIMARY    DILUTION    PRIMARY    PRIMARY
                                                             -------    --------    -------    -------
Earnings (loss) per common and common equivalent share:
  Continuing operations...................................    $ .97      $  .91      $ .49      $(.33)
  Discontinued operations:
     Income (loss) from operations of discontinued
       segment............................................      .05         .04       (.01)       .02
     Loss on disposition..................................     (.39)       *          --         --
                                                             -------    --------    -------    -------
  Income (loss) before extraordinary loss.................      .63         .63        .48       (.31)
  Extraordinary loss......................................     (.06)       *          --         --
                                                             -------    --------    -------    -------
  Earnings (loss) attributable to common stock............    $ .57      $  .57      $ .48      $(.31)
                                                             -------    --------    -------    -------
                                                             -------    --------    -------    -------

- -------------------------
* Anti-dilutive

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                            1993             1992             1991
                                                        -------------    -------------    -------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income (loss)...............................   $  47,600,000    $  38,430,000    $  (8,970,000)
     Gain, sale of assets............................        --               --            (21,500,000)
     Gain from change in investment..................      (9,490,000)     (16,700,000)        --
     Depreciation and amortization...................      59,810,000       59,920,000       59,040,000
     Equity earnings, net of dividends...............     (12,000,000)      (5,250,000)      (4,460,000)
     Deferred taxes..................................      15,590,000        3,130,000        3,270,000
     (Decrease) in valuation allowance for marketable
       securities....................................        --               --            (13,730,000)
     (Increase) decrease in receivables..............      (5,900,000)     (23,930,000)       9,780,000
     (Increase) decrease in inventories..............      (2,990,000)      (2,920,000)      25,120,000
     (Increase) decrease in prepaid expenses.........     (11,650,000)       4,010,000       (4,470,000)
     (Decrease) in accounts payable and accrued
       liabilities...................................      (5,900,000)     (12,930,000)        (530,000)
     Other, net, including extraordinary loss........       8,180,000       13,540,000        2,950,000
     Discontinued operations, net....................      16,700,000          830,000       (3,340,000)
                                                        -------------    -------------    -------------
       Net cash from operating activities............      99,950,000       58,130,000       43,160,000
                                                        -------------    -------------    -------------
  FINANCING:
     Increase in debt................................        --             11,670,000       14,720,000
     Payment or repurchase of debt...................    (150,020,000)    (135,490,000)    (122,430,000)
     Issuance of preferred stock.....................     209,520,000         --               --
     Retirement of preferred stock...................    (100,000,000)        --               --
     Payment of dividends............................     (16,020,000)      (9,300,000)      (7,280,000)
     Other, net......................................       3,770,000       (2,240,000)        --
                                                        -------------    -------------    -------------
       Net cash used for financing activities........     (52,750,000)    (135,360,000)    (114,990,000)
                                                        -------------    -------------    -------------
  INVESTMENTS:
     Cash received from redemption of TriMas
       subordinated debentures.......................        --             88,000,000       40,000,000
     Cash paid Masco Corporation.....................     (87,500,000)        --               --
     Cash received from dispositions:
       Energy-related segment........................      93,450,000         --               --
       Masco Capital.................................        --               --             49,450,000
       Other operations..............................        --               --             52,110,000
     Masco Capital distributions, net................        --               --             21,220,000
     Capital expenditures............................     (59,540,000)     (60,000,000)     (48,630,000)
     Decrease in marketable securities, net..........       2,980,000        3,150,000       26,190,000
     Other, net......................................      10,610,000        4,130,000        7,050,000
                                                        -------------    -------------    -------------
       Net cash (used for) from investing
          activities.................................     (40,000,000)      35,280,000      147,390,000
                                                        -------------    -------------    -------------
CASH AND CASH INVESTMENTS:
     Increase (decrease) for the year................       7,200,000      (41,950,000)      75,560,000
     At January 1....................................      76,000,000      117,950,000       42,390,000
                                                        -------------    -------------    -------------
       At December 31................................   $  83,200,000    $  76,000,000    $ 117,950,000
                                                        -------------    -------------    -------------
                                                        -------------    -------------    -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting. Capital transactions by equity affiliates at amounts differing from the Company's carrying amount are reflected in other income or expense and the investment in affiliates account.

     Certain amounts for the years ended December 31, 1992 and 1991 have been reclassified to conform to the presentation adopted in 1993. The statements of income and cash flows for 1993, 1992 and 1991 and related notes have been reclassified to present the Energy-related segment as discontinued operations. In addition, the balance sheet as of December 31, 1993 reflects the Energy-related segment as discontinued operations (see "Discontinued Operations" note). The balance sheet as of December 31, 1992 has not been reclassified for discontinued operations. Effective June 23, 1993 the Company changed its name to MascoTech, Inc. from Masco Industries, Inc.

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1993 owned approximately 42 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, including net sales related to discontinued operations, aggregated approximately $11 million in each of 1993, 1992 and 1991.

     Cash and Cash Investments. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash and cash investments. The carrying amount reported in the balance sheet for cash and cash investments approximates fair value. At December 31, 1993, the Company has $33 million on deposit with a German bank that is subject to currency exchange rate fluctuations.

     Receivables. Receivables are presented net of allowances for doubtful accounts of $5.1 million and $7.2 million at December 31, 1993 and 1992, respectively.

     Inventories. Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

     Property and Equipment, Net. Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Repair and maintenance costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment there was no permanent impairment related to excess of cost over net assets of acquired companies at December 31, 1993.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1993 and 1992, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $98.4 million and $105.1 million, respectively. Amortization expense was $22.2 million, $22.8 million and $21.2 million in 1993, 1992 and 1991, respectively, including amortization expense of approximately $1.6 million in each year related to discontinued operations.

     Income Taxes. In January, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. Previously, the Company used the SFAS No. 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. There was no income statement impact from the adoption of SFAS No. 109 and the required balance sheet reclassification was immaterial. Provision is made for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless such earnings are considered permanently reinvested.

     Earnings (Loss) Per Common Share. Primary earnings (loss) per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding (including the dilutive effect of options and warrants, utilizing the treasury stock method) of 57.4 million, 60.9 million and
59.7 million in 1993, 1992 and 1991, respectively, and earnings (loss) after deducting preferred stock dividends of $14.9 million, $9.3 million and $9.6 million in 1993, 1992 and 1991, respectively.

     Fully diluted earnings (loss) per common share are only presented when the assumed conversion of convertible debentures is dilutive. Fully diluted earnings per share in 1993 were calculated based on 68.8 million weighted average common shares outstanding. Convertible securities did not have a dilutive effect on earnings (loss) in 1992 or 1991. The shares of Dividend Enhanced Convertible Stock DECSSM (the "DECS") issued in 1993 (see "Shareholders' Equity" note) are common stock equivalents, but are not included in the calculation of primary or fully diluted shares outstanding as such inclusion would be anti-dilutive.

     In late 1993, approximately 10.4 million shares were issued as a result of the conversion of the 6% Convertible Subordinated Debentures (see "Shareholders' Equity" note). If such conversion had taken place at the beginning of 1993, the primary earnings per common and common equivalent share amounts would have approximated the amounts presented for earnings per common and common equivalent share, assuming full dilution, for the year ended December 31, 1993.

     Adoption of Statements of Financial Accounting Standards. The Company expects that the adoption of Statements of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits", SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" will not have a material impact on the financial position or the results of operations of the Company when adopted in 1994 and 1995.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1993: in addition to the payment by the Company of $87.5 million, the non-cash portion of the issuance of Company Preferred Stock and warrants in exchange for Company Common Stock, Company Preferred Stock and Masco Corporation's holdings of Emco Limited common stock and convertible debentures (see "Shareholders' Equity" note); conversion of $187 million of convertible debentures into Company Common Stock

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(see "Shareholders' Equity" note); and conversion of the Company's TriMas Corporation ("TriMas") convertible preferred stock holdings into TriMas common stock (see "Equity and Other Investments in Affiliates" note); and in 1991: an exchange of certain operating assets (see "Dispositions of Other Operations" note); and the assumption of liabilities of $18 million in partial exchange for the acquisition of Creative Industries Group (see "Equity and Other Investments in Affiliates" note).

     Income taxes paid were $32 million in 1993 and $23 million in 1992. Income tax refunds of $8 million were received in 1991. Interest paid was $82 million, $91 million and $115 million in 1993, 1992 and 1991, respectively.

DISCONTINUED OPERATIONS:

     In late November, 1993, the Company adopted a formal plan to divest its Energy-related business segment, which consisted of seven business units. Accordingly, the consolidated statements of income and cash flows and related notes have been reclassified to present such Energy-related segment as discontinued operations. During 1993, two such business units were sold for approximately $93 million, including the sale of one business unit to the Company's equity affiliate, TriMas for $60 million cash. The expected loss from the planned disposition of the Company's Energy-related segment resulted in a fourth quarter 1993 pre-tax charge of approximately $41 million (approximately $22 million after-tax), including a provision for the businesses not yet sold and the deferral of a portion of the gain (approximately $6 million after-tax) related to the sale of the business to TriMas. The Company expects to sell the remaining business units in privately negotiated transactions in 1994.

     Selected financial information for discontinued operations is as follows as at December 31, 1993 and for the period up to the decision to discontinue in 1993 and for the years ended December 31, 1992 and 1991:

                                                                   (IN THOUSANDS)
                                                            1993          1992        1991
                                                        ------------    --------    --------
        Net sales....................................     $191,930      $201,520    $200,780
                                                        ------------    --------    --------
                                                        ------------    --------    --------
        Operating income.............................     $  5,540      $  3,050    $  1,070
        Other income (expense).......................         (480)         (960)        910
                                                        ------------    --------    --------
        Pre-tax income...............................        5,060         2,090       1,980
        Income taxes.................................        2,430         2,700         600
                                                        ------------    --------    --------
        Income (loss) from discontinued operations...     $  2,630      $   (610)   $  1,380
                                                        ------------    --------    --------
                                                        ------------    --------    --------

                                                             AT
                                                        DECEMBER 31,
                                                            1993
                                                        ------------
        Receivables..................................     $ 34,890
        Inventories..................................       39,320
        Non-current assets...........................       40,690
        Current liabilities..........................      (14,550)
        Other, principally provision for disposition
          costs......................................      (32,840)
                                                        ------------
        Net assets of discontinued operations........     $ 67,510
                                                        ------------
                                                        ------------

     The unusual relationship of income taxes to pre-tax income in 1992 results principally from foreign losses for which no tax benefit was recorded. Operating and pre-tax income include charges of $6 million in 1991, principally related to the discontinuance of product lines and the cost of restructuring several businesses.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DISPOSITIONS OF OTHER OPERATIONS:

     In separate transactions from late 1989 to early 1991, the Company divested itself of three subsidiaries and received consideration of approximately $160 million, of which $108 million was received in 1990. The remaining $52 million was received in 1991. In addition, in 1991 the Company disposed of certain equity affiliates, and exchanged operating assets aggregating approximately $27 million.

     These transactions, including the disposition of Masco Capital Corporation (see "Equity and Other Investments in Affiliates" note), resulted in an approximate $22 million pre-tax gain in 1991.

INVENTORIES:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1993        1992
                                                                    --------    --------
        Finished goods...........................................   $ 39,400    $ 80,220
        Work in process..........................................     38,240      49,970
        Raw material.............................................     62,400      92,090
                                                                    --------    --------
                                                                    $140,040    $222,280
                                                                    --------    --------
                                                                    --------    --------

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                          AT DECEMBER 31
                                                                       --------------------
                                                                       1993    1992    1991
                                                                       ----    ----    ----
        TriMas Corporation..........................................    43%     28%     41%
        Emco Limited................................................    43%     --      --
        Titan Wheel International, Inc. ............................    21%     47%     20%

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The carrying amount of investments in affiliates at December 31, 1993 and 1992 and quoted market values at December 31, 1993 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                    (IN THOUSANDS)
                                                             1993
                                                            QUOTED       1993        1992
                                                            MARKET     CARRYING    CARRYING
                                                            VALUE       AMOUNT      AMOUNT
                                                           --------    --------    --------
        Common stock:
          TriMas Corporation.............................. $387,830    $ 40,550    $ 42,630
          Emco Limited....................................   65,190      50,470       --
          Titan Wheel International, Inc. ................   37,580      15,500       4,130
                                                           --------    --------    --------
        Common stock holdings.............................  490,600     106,520      46,760
                                                           --------    --------    --------
        Convertible debt:
          Emco Limited....................................   33,520      30,700       --
                                                           --------    --------    --------
        Convertible debt holdings.........................   33,520      30,700       --
                                                           --------    --------    --------
        Investments in publicly traded affiliates......... $524,120     137,220      46,760
                                                           --------
                                                           --------
        Other non public affiliates.......................               33,290      34,700
                                                                       --------    --------
        Total.............................................             $170,510    $ 81,460
                                                                       --------    --------
                                                                       --------    --------

     In 1988, the Company transferred several businesses to TriMas, a publicly traded, diversified manufacturer of commercial, industrial and consumer products. In exchange, the Company received $128 million principal amount of 14% Subordinated Debentures (which were subsequently redeemed resulting in prepayment premium income to the Company of $9 million in 1992 and $4 million in
1991), $70 million (liquidation value) of 10% Convertible Participating Preferred Stock and 9.3 million shares of TriMas common stock.

     During the second quarter of 1992, TriMas sold 9.2 million shares of newly issued common stock at $9.75 per share in a public offering, which reduced the Company's common equity ownership interest in TriMas to 28 percent from 41 percent. As a result, the Company recognized a pre-tax gain of $16.7 million from the change in the Company's common equity ownership interest in TriMas. In late 1993, the TriMas 10% Convertible Participating Preferred Stock held by the Company was converted at a conversion price of $9 per share into 7.8 million shares of TriMas common stock, increasing the Company's common equity ownership interest in TriMas to 43 percent.

     In 1993, the Company sold a business unit to TriMas for $60 million cash (see "Discontinued Operations" note).

     Included in notes receivable are approximately $10.7 million of notes which resulted from the sale by the Company of one million shares of its TriMas common stock holdings to members of the Company's executive management group in mid-1989. The notes have an effective interest rate of nine percent, payable at maturity in mid-1994. Ownership and resale of certain of such shares is restricted and subject to the continuing employment of these executives.

     TriMas' Board of Directors declared a 100 percent stock distribution (one additional share for every share held) to its shareholders effective July 19, 1993. TriMas share amounts and per share prices have been restated to reflect this distribution.

     The Company's holdings in Emco Limited ("Emco") were acquired from Masco Corporation in 1993 (see "Shareholders' Equity" note). Emco is a major, publicly traded, Canadian-based

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

manufacturer and distributor of building and other industrial products with annual sales of approximately $800 million.

     At December 31, 1992, the Company had an approximate 47 percent common equity ownership interest in Titan Wheel International, Inc. ("Titan"), a manufacturer of wheels and other products for agricultural, construction and other off-highway equipment markets. In May, 1993, Titan completed an initial public offering of three million shares of common stock at $15 per share (including 292,000 shares held by the Company), reducing the Company's common equity ownership interest in Titan to 24 percent. The Company's ownership interest was further reduced in late 1993 to 21 percent as a result of the issuance of additional common shares by Titan in connection with an acquisition by Titan. These transactions resulted in 1993 gains aggregating approximately $12.8 million pre-tax (principally in the second quarter) as a result of the sale of shares held by the Company and from the change in the Company's common equity ownership interest in Titan.

     During the second quarter of 1991, the Company acquired the remaining 50 percent equity ownership interest of Creative Industries Group, which had sales in 1990 of approximately $150 million.

     In 1991, Masco Capital Corporation ("Masco Capital") sold its principal asset and used the proceeds to repay its outstanding bank borrowings and to make loan repayments and distributions to its shareholders, whereby the Company received approximately $65 million (including repayment of $44 million advanced during 1991). In addition, the Company subsequently sold its 50 percent equity ownership interest in Masco Capital to the other shareholder, Masco Corporation, for approximately $50 million (which resulted in a pre-tax gain of approximately $5 million) and contingent amounts based on the future value of certain assets held by Masco Capital.

     In addition to its equity and other investments in publicly traded affiliates, the Company retains interests in privately held manufacturers of automotive components, including the Company's 50 percent common equity ownership interests in Autostyle, Inc., a manufacturer of reaction injection molded automotive components, and Elbi-Hi Ram, Inc., a manufacturer of electrical and electronic automotive components.

     Approximate combined condensed financial data of the Company's equity affiliates (including Emco after date of investment, Creative Industries Group through date of acquisition (second quarter 1991) and Masco Capital through date of disposition) are as follows:

                                                                      (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                  ----------------------
                                                                    1993         1992
                                                                  ---------    ---------
        Current assets.........................................   $ 657,680    $ 261,730
        Current liabilities....................................    (222,580)    (128,300)
                                                                  ---------    ---------
          Working capital......................................     435,100      133,430
        Property and equipment, net............................     349,740      214,760
        Excess of cost over net assets of acquired companies...     170,760      113,660
        Other assets...........................................      69,540       33,210
        Long-term debt.........................................    (628,520)    (271,220)
        Deferred income taxes and other long-term
          liabilities..........................................     (34,950)     (24,900)
                                                                  ---------    ---------
          Shareholders' equity.................................   $ 361,670    $ 198,940
                                                                  ---------    ---------
                                                                  ---------    ---------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   (IN THOUSANDS)
                                                          FOR THE YEARS ENDED DECEMBER 31
                                                         ----------------------------------
                                                            1993         1992        1991
                                                         ----------    --------    --------
        Net sales.....................................   $1,412,620    $655,120    $684,990
                                                         ----------    --------    --------
                                                         ----------    --------    --------
        Operating profit..............................   $  119,780    $ 77,860    $ 82,000
                                                         ----------    --------    --------
                                                         ----------    --------    --------
        Net income before preferred stock dividends...   $   57,280    $ 30,200    $ 24,300
                                                         ----------    --------    --------
                                                         ----------    --------    --------

     Equity and interest income from affiliates consists of the following:

                                                                   (IN THOUSANDS)
                                                          FOR THE YEARS ENDED DECEMBER 31
                                                         ----------------------------------
                                                            1993         1992        1991
                                                         ----------    --------    --------
        The Company's equity in affiliates' earnings
          available for common shareholders...........   $   12,890    $  5,250    $  4,470
        Dividends on TriMas preferred stock...........        5,250       7,000       7,000
        Interest income...............................        2,860       3,500      17,920
                                                         ----------    --------    --------
        Equity and interest income from affiliates....   $   21,000    $ 15,750    $ 29,390
                                                         ----------    --------    --------
                                                         ----------    --------    --------

PROPERTY AND EQUIPMENT, NET:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1993        1992
                                                                    --------    --------
        Cost:
          Land and land improvements.............................   $ 33,720    $ 39,740
          Buildings..............................................    158,750     182,460
          Machinery and equipment................................    605,600     669,800
                                                                    --------    --------
                                                                     798,070     892,000
        Less accumulated depreciation............................    307,880     354,580
                                                                    --------    --------
                                                                    $490,190    $537,420
                                                                    --------    --------
                                                                    --------    --------

     Depreciation expense totalled $48 million, $46 million and $47 million in 1993, 1992 and 1991, respectively. These amounts include depreciation expense of approximately $8 million in each year related to discontinued operations.

ACCRUED LIABILITIES:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1993        1992
                                                                    --------    --------
        Salaries, wages and commissions..........................   $ 22,970    $ 23,800
        Income taxes.............................................      5,930       5,370
        Interest.................................................     20,420      20,760
        Insurance................................................     11,010      12,150
        Property, payroll and other taxes........................      9,360      10,340
        Other....................................................     33,570      45,010
                                                                    --------    --------
                                                                    $103,260    $117,430
                                                                    --------    --------
                                                                    --------    --------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                   ----------------------
                                                                     1993         1992
                                                                   --------    ----------
        Held by Masco Corporation:
          6% Convertible Subordinated Debentures, due 2011......      --       $  130,000
        Held by Banks and Others:
          Bank revolving credit agreement, due 1997.............   $295,000       410,000
          10% Senior Subordinated Notes, due
             March, 1995 (noncallable)..........................    233,150       233,150
          10 1/4% Senior Subordinated Notes, due 1997...........    250,000       250,000
          6% Convertible Subordinated Debentures, due 2011......      --           56,890
          Bank term loan, due 1996..............................      --           31,090
          Other.................................................     13,040        18,690
                                                                   --------    ----------
                                                                    791,190     1,129,820
        Less current portion of long-term debt..................      2,830        64,430
                                                                   --------    ----------
        Long-term debt..........................................   $788,360    $1,065,390
                                                                   --------    ----------
                                                                   --------    ----------

     In 1993, the Company entered into a new $675 million revolving credit agreement with a group of banks, replacing its prior bank credit agreement (which had consisted of a revolving credit facility and a bank term loan at December 31, 1992). Amounts outstanding under the revolving credit agreement are due in January, 1997; however, under certain circumstances, the due date may be extended to July, 1998. The interest rates applicable to the revolving credit agreement are principally at alternative floating rates provided for in the agreement (approximately four percent at December 31, 1993).

     The revolving credit agreement requires the maintenance of a specified level of shareholders' equity, with limitations on the ratio of senior debt to earnings, long-term debt (at December 31, 1993 additional borrowing capacity of approximately $380 million was available under this agreement), intangible assets and the acquisition of Company Capital Stock. Under the most restrictive of these provisions, $120 million of retained earnings was available at December 31, 1993 for the payment of cash dividends and the acquisition of Company Capital Stock.

     The 6% Convertible Subordinated Debentures were converted into Company Common Stock in late 1993 (see "Shareholders' Equity" note).

     The senior subordinated notes contain limitations on the payment of cash dividends and the acquisition of Company Capital Stock. In late 1993, the Company called for redemption, on February 1, 1994, the $250 million of 10 1/4% Senior Subordinated Notes. During 1992, the Company repurchased, in open-market transactions, approximately $67 million of its 10% Senior Subordinated Notes at prices approximating face value.

     In early 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds were used to redeem the $250 million of 10 1/4% Subordinated Notes (called in late 1993 for redemption on February 1, 1994) and to reduce other indebtedness. In the fourth quarter of 1993, the Company recognized a $5.8 million pre-tax extraordinary charge ($3.7 million after-tax) related to the call premium (1.25%) and unamortized prepaid debenture expense associated with the call for early extinguishment of the $250 million of 10 1/4% Subordinated Notes. The 10 1/4% Subordinated Notes are classified as non-current as the Company had the intent and the ability to maintain these borrowings on a long-term basis (due to the issuance of the 4 1/2% Convertible Subordinated Debentures). The maturities of long-term debt during the next five years are as follows (in millions): 1994 -- $3; 1995 -- $234; 1996 -- $1; 1997 -- $303; and
1998 -- $0.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SHAREHOLDERS' EQUITY:

                                                                                             (IN THOUSANDS)
                                                                                  CUMULATIVE
                                 PREFERRED     COMMON     PAID-IN     RETAINED    TRANSLATION  SHAREHOLDERS'
                                   STOCK       STOCK      CAPITAL     EARNINGS    ADJUSTMENTS     EQUITY
                                 ---------    --------    --------    --------    ---------    ------------
Balance, January 1, 1991......    $   780     $ 59,450    $ 83,800    $192,100      $19,880     $  356,010
  Net (loss)..................      --           --          --         (8,970)      --             (8,970)
  Preferred stock dividends...      --           --          --         (9,600)      --             (9,600)
  Adjustment related to sale
     of foreign operations....      --           --          --          --          (5,130)        (5,130)
  Translation adjustments,
     net......................      --           --          --          --          (5,620)        (5,620)
                                 ---------    --------    --------    --------    ---------    ------------
Balance, December 31, 1991....        780       59,450      83,800     173,530        9,130        326,690
  Net income..................      --           --          --         38,430       --             38,430
  Preferred stock dividends...      --           --          --         (9,300)      --             (9,300)
  Translation adjustments,
     net......................      --           --          --          --          (3,080)        (3,080)
  Exercise of stock options...      --              70         590       --          --                660
                                 ---------    --------    --------    --------    ---------    ------------
Balance, December 31, 1992....        780       59,520      84,390     202,660        6,050        353,400
  Net income..................      --           --          --         47,600       --             47,600
  Preferred stock dividends...      --           --          --        (14,930)      --            (14,930)
  Common stock dividends......      --           --          --         (3,210)      --             (3,210)
  Retirement of 12%
     Preferred................       (780)       --        (76,720)      --          --            (77,500)
  Issuance of 10% Preferred...      1,000        --         99,000       --          --            100,000
  Issuance of warrants........      --           --         70,800       --          --             70,800
  Issuance of DECS............     10,800        --        198,720       --          --            209,520
  Retirement of common stock..      --         (10,000)    (90,000)      --          --           (100,000)
  Retirement of 10%
     Preferred................     (1,000)       --        (99,000)      --          --           (100,000)
  Conversion of convertible
     debentures...............      --          10,370     174,120       --          --            184,490
  Translation adjustments,
     net......................      --           --          --          --          (9,140)        (9,140)
  Exercise of stock options...      --             620       5,980       --          --              6,600
                                 ---------    --------    --------    --------    ---------    ------------
Balance, December 31, 1993....    $10,800     $ 60,510    $367,290    $232,120      $(3,090)    $  667,630
                                 ---------    --------    --------    --------    ---------    ------------
                                 ---------    --------    --------    --------    ---------    ------------

     On March 31, 1993, the Company acquired from Masco Corporation 10 million shares of Company Common Stock, recorded at $100 million, $77.5 million of the Company's previously outstanding 12% Exchangeable Preferred Stock, and Masco Corporation's holdings of Emco Limited common stock and convertible debentures, recorded at $80.8 million. In exchange, Masco Corporation received $100 million (liquidation value) of the Company's 10% Exchangeable Preferred Stock, seven-year warrants to purchase 10 million shares of Company Common Stock at $13 per share, recorded at $70.8 million, and $87.5 million in cash. The transferable warrants are not exercisable by Masco Corporation if an exercise would increase Masco Corporation's common equity ownership interest in the Company above 35 percent. The cash portion of this transaction is included in the accompanying statement of cash flows as cash used for investing activities of $87.5 million. As part of this transaction, as modified in late 1993, Masco Corporation agreed to purchase from the Company, at the Company's option through March, 1997, up to $200 million of subordinated debentures. In late 1993, the Company redeemed the 10% Exchangeable Preferred Stock for its $100 million liquidation value.

     In July, 1993, the Company issued 10.8 million shares of 6% Dividend Enhanced Convertible Stock (DECS) at $20 per share ($216 million aggregate liquidation amount) in a public offering (classified as

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Convertible Preferred Stock). The net proceeds from this issuance were used to reduce the Company's indebtedness. On July 1, 1997, each of the then outstanding shares of the DECS will convert into one share of Company Common Stock, if not previously redeemed by the Company or converted at the option of the holder, in both cases for Company Common Stock.

     Each share of the DECS is convertible at the option of the holder anytime prior to July 1, 1997 into .806 of a share of Company Common Stock, equivalent to a conversion price of $24.81 per share of Company Common Stock. Dividends are cumulative and each share of the DECS has 4/5 of a vote, voting together as one class with holders of Company Common Stock.

     Beginning July 1, 1996, the Company, at its option, may redeem the DECS at a call price payable in shares of Company Common Stock principally determined by a formula based on the then current market price of Company Common Stock. Redemption by the Company, as a practical matter, will generally not result in a call price that exceeds one share of Company Common Stock or is less than .806 of a share of Company Common Stock (resulting from the holder's conversion option).

     The Company's 6% Convertible Subordinated Debentures were called for redemption in late 1993. Substantially all holders, including Masco Corporation, exercised their right to convert these debentures into Company Common Stock (at a conversion price of $18 per share), resulting in the issuance of approximately
10.4 million shares of Company Common Stock.

     The Company's consideration for a 1987 acquisition included two million shares of Company Common Stock which were subject to a stock value guarantee agreement. During the second quarter of 1993, the Company's stock value guarantee obligation was settled, resulting in no material financial impact to the Company.

     The Company commenced paying cash dividends on its Common Stock in August, 1993 and declared three and paid two quarterly dividends in 1993, each in the amount of $.02 per common share.

STOCK OPTIONS AND AWARDS:

     For the three years ended December 31, 1993, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                1993             1992             1991
                                                               ------          -------           ------
Options outstanding, January 1.......................           4,540            3,770             2,220
Options granted......................................              30              900             1,730
     Option price per share..........................          $13-26    $6 1/8-10 3/4            $4 1/2
Options cancelled....................................              --               60               180
     Option price per share..........................              --           $4 1/2      $4 1/2-9 1/8
Options exercised....................................             760               70                 --
     Option price per share..........................    $4 1/2-9 1/8           $9 1/8                 --
                                                               ------          -------             ------
Options outstanding, December 31.....................           3,810            4,540              3,770
                                                               ------          -------             ------
                                                               ------          -------             ------
Options exercisable, December 31.....................             680              880                740
                                                               ------          -------             ------
                                                               ------          -------             ------

     As of December 31, 1993, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $26 per share, the fair market value at the dates of grant.

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards, net, for 202,000, 251,000 and 675,000 shares of Company Common Stock during 1993, 1992 and 1991, respectively, to key employees of the Company and affiliated companies. The unamortized costs of

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

incentive awards, aggregating approximately $20 million at December 31, 1993, are being amortized over the ten-year vesting periods.

     At December 31, 1993 and 1992, a combined total of 5,631,000 and 5,759,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $10.9 million in 1993, $10.3 million in 1992 and $8.3 million in 1991, including approximately $.9 million in each year related to discontinued operations.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1993:

                                                                             (IN THOUSANDS)
                                                               1993       1992       1991
                                                              -------    -------    -------
        Service cost -- benefits earned during the year....   $ 4,110    $ 4,150    $ 4,140
        Interest cost on projected benefit obligations.....     5,540      5,090      4,590
        Actual return on assets............................    (7,730)    (3,820)    (5,450)
        Net amortization and deferral......................     1,600     (1,800)       430
                                                              -------    -------    -------
        Net periodic pension cost..........................   $ 3,520    $ 3,620    $ 3,710
                                                              -------    -------    -------
                                                              -------    -------    -------

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                                1993      1992      1991
                                                                -----    ------    ------
        Discount rate for obligations........................    7.0%     8.25%     8.25%
        Rate of increase in compensation levels..............    5.0%      6.0%      6.0%
        Expected long-term rate of return on plan assets.....   13.0%     13.0%     13.0%

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The funded status of the Company's defined-benefit pension plans at December 31, 1993 and 1992 is as follows:

                                                                                         (IN THOUSANDS)
                                                          1993                          1992
                                               --------------------------    --------------------------
                                                 ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                 EXCEED        BENEFITS        EXCEED        BENEFITS
                                               ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
      RECONCILIATION OF FUNDED STATUS           BENEFITS        ASSETS        BENEFITS        ASSETS
- --------------------------------------------   -----------    -----------    -----------    -----------
Actuarial present value of benefit
  obligations:
     Vested benefit obligation..............     $23,040       $  34,280       $20,780        $24,160
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
     Accumulated benefit obligation.........     $24,450       $  38,650       $22,120        $31,200
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
     Projected benefit obligation...........     $35,270       $  39,920       $32,020        $33,030
Assets at fair value........................      29,550          26,560        27,530         23,570
                                               -----------    -----------    -----------    -----------
     Projected benefit obligation in excess
       of plan assets.......................      (5,720)        (13,360)       (4,490)        (9,460)
Reconciling items:
     Unrecognized net loss..................       7,140           8,810         5,920          5,140
     Unrecognized prior service cost........         460           3,250         1,240          3,400
     Unrecognized net (asset) obligation at
       transition...........................      (1,340)           (160)       (1,940)            70
     Adjustment required to recognize
       minimum liability....................      --             (10,840)       --             (6,900)
                                               -----------    -----------    -----------    -----------
     (Accrued) prepaid pension cost.........     $   540       $ (12,300)      $   730        $(7,750)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") for its postretirement benefit plans. This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with the adoption of SFAS 106, the Company elected to recognize the transition obligation on a prospective basis and accordingly, the net transition obligation is being amortized over 20 years. Net periodic postretirement benefit cost includes the following components for the year ended December 31, 1993:

                                                                             (IN THOUSANDS)
                                                                                  1993
                                                                             --------------
    Service cost..........................................................       $  300
    Interest cost.........................................................        1,900
    Net amortization......................................................        1,200
                                                                                -------
    Net periodic postretirement benefit cost..............................       $3,400
                                                                                -------
                                                                                -------

     The incremental cost in 1993 of accounting for postretirement health care and life insurance benefits under SFAS 106 amounted to approximately $1.7 million.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Postretirement benefit obligations, none of which are funded, are summarized as follows for the year ended December 31, 1993:

                                        (IN THOUSANDS)
                                                                                  1993
                                                                              ------------
    Accumulated postretirement benefit obligations:
      Retirees..............................................................    $ 19,400
      Fully eligible active plan participants...............................       1,400
      Other active participants.............................................       6,400
                                                                              ------------
    Total accumulated postretirement benefit obligation.....................      27,200
      Unrecognized net loss.................................................      (2,900)
      Unamortized transition obligation.....................................     (22,500)
                                                                              ------------
    Accrued postretirement benefits.........................................    $  1,800
                                                                              ------------
                                                                              ------------

     The discount rate used in determining the accumulated postretirement benefit obligation was seven percent. The assumed health care cost trend rate in 1993 was 12 percent, decreasing to an ultimate rate in the year 2000 of seven percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $2.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.2 million.

SEGMENT INFORMATION:

     The Company's business segments involve the production and sale of the following:

       Transportation-Related Products:

               Precision products, generally produced using advanced metalworking technologies with significant proprietary content, and aftermarket products for the transportation industry.

       Specialty Products:

           Architectural -- Doors, windows, security grilles and office panels and partitions for commercial and residential markets.

           Other -- Products manufactured principally for the defense industry.

     Amounts related to the Company's Energy-related segment have been presented as discontinued operations.

     Corporate assets consist primarily of cash and cash investments, equity and other investments in affiliates and notes receivable.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                                         (IN THOUSANDS)
                                                                                                        ASSETS EMPLOYED
                                       NET SALES                    OPERATING PROFIT (B)                 AT DECEMBER 31
                           ----------------------------------   ----------------------------   ----------------------------------
                              1993        1992        1991        1993      1992      1991        1993        1992        1991
                           ----------  ----------  ----------   --------  --------  --------   ----------  ----------  ----------
The Company's operations
  by industry segment are:
Transportation-Related
  Products (A)............ $1,195,000  $1,058,000  $  874,000   $160,000  $124,000  $ 74,000   $  883,000  $  851,000  $  808,000
Specialty Products:
  Architectural...........    289,000     291,000     273,000     (4,000)    2,000   (16,000)     313,000     321,000     322,000
  Other...................     99,000     106,000     119,000      5,000     3,000     1,000      104,000     109,000     114,000
                           ----------  ----------  ----------   --------  --------  --------   ----------  ----------  ----------
        Total............. $1,583,000  $1,455,000  $1,266,000    161,000   129,000    59,000    1,300,000   1,281,000   1,244,000
                           ----------  ----------  ----------
                           ----------  ----------  ----------
Other expense, net........                                       (25,000)  (44,000)  (56,000)
General corporate
  expense.................                                       (15,000)  (17,000)  (15,000)
                                                                --------  --------  --------
Income (loss) from
  continuing operations
  before income taxes
  (credit) and
  extraordinary loss......                                      $121,000  $ 68,000  $(12,000)
                                                                --------  --------  --------
                                                                --------  --------  --------
Corporate assets..........                                                                        422,000     318,000     449,000
Discontinued operations...                                                                         68,000     208,000     210,000
                                                                                               ----------  ----------  ----------
        Total assets......                                                                     $1,790,000  $1,807,000  $1,903,000
                                                                                               ----------  ----------  ----------
                                                                                               ----------  ----------  ----------

                                                                                                  DEPRECIATION AND
                                                            PROPERTY ADDITIONS                      AMORTIZATION
                                                       ----------------------------   ----------------------------------------
                                                         1993      1992      1991        1993           1992           1991
                                                       --------  --------  --------   ----------  ----------------  ----------
The Company's operations by industry segment are:
Transportation-Related Products......................   $52,000   $47,000   $37,000      $42,000        $42,000        $41,000
Specialty Products:
  Architectural......................................     5,000     8,000     8,000       12,000         13,000         12,000
  Other..............................................     3,000     5,000     4,000        6,000          5,000          6,000
                                                        -------   -------   -------      -------        -------        -------
        Total........................................   $60,000   $60,000   $49,000      $60,000        $60,000        $59,000
                                                        -------   -------   -------      -------        -------        -------
                                                        -------   -------   -------      -------        -------        -------

- ---------------
(A) Included within this segment are sales to one customer of $324 million, $268 million and $217 million in 1993, 1992 and 1991, respectively; sales to another customer of $222 million, $216 million and $201 million in 1993, 1992 and 1991, respectively; and sales to a third customer of $186 million, $184 million and $126 million in 1993, 1992 and 1991, respectively.

(B) Included in 1991 operating profit (principally Transportation-Related Products and Architectural Products) are charges of $27 million to reflect the expenses related to the discontinuance of product lines, and the costs of restructuring several businesses. Other expense, net in 1992 and 1991, includes approximately $15 million and $14 million, respectively, to reflect disposition costs related to idle facilities and other long-term assets.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER INCOME (EXPENSE), NET:

                                                             (IN THOUSANDS)
                                                              1993       1992        1991
                                                             -------    -------    --------
        Other, net:
          Gains from sales of marketable securities
             (including the effect of valuation
             allowances)..................................   $11,550    $ 4,020    $ 12,010
          Interest income.................................     9,570      9,260       7,890
          Dividend income.................................     3,150      1,750       1,910
          Other, net......................................     2,060     (5,080)    (16,280)
                                                             -------    -------    --------
                                                             $26,330    $ 9,950    $  5,530
                                                             -------    -------    --------
                                                             -------    -------    --------

     Gains realized from sales of marketable securities are determined on a specific identification basis at the time of sale.

INCOME TAXES:

                                                           (IN THOUSANDS)
                                                             1993        1992        1991
                                                           --------    --------    --------
        Income (loss) from continuing operations before
          income taxes (credit) and extraordinary loss:
          Domestic......................................   $105,470    $ 57,880    $(34,780)
          Foreign.......................................     15,710      10,370      22,310
                                                           --------    --------    --------
                                                           $121,180    $ 68,250    $(12,470)
                                                           --------    --------    --------
                                                           --------    --------    --------
        Provision for income taxes:
          Federal, current..............................   $ 17,940    $ 12,750    $(19,410)
          State and local...............................      8,350       5,170       4,560
          Foreign.......................................      8,410       8,160       9,460
          Deferred, principally federal.................     15,590       3,130       3,270
                                                           --------    --------    --------
             Income taxes (credit) on income (loss) from
               continuing operations before income taxes
               (credit) and extraordinary loss..........   $ 50,290    $ 29,210    $ (2,120)
                                                           --------    --------    --------
                                                           --------    --------    --------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of the net deferred taxes as at December 31, 1993 were as follows:

                                        (IN THOUSANDS)
                                                                                1993
                                                                              --------
        Deferred tax assets:
          Charges for restructuring and other costs, net...................   $  7,450
          Inventory........................................................      8,430
          Other, principally deductions reported in different periods for
             financial reporting and tax purposes..........................     18,330
                                                                              --------
                                                                                34,210
                                                                              --------
        Deferred tax liabilities:
          Depreciation and amortization....................................     90,350
          Other, principally equity in undistributed earnings of
             affiliates....................................................     18,450
                                                                              --------
                                                                               108,800
                                                                              --------
          Net deferred tax liability.......................................   $ 74,590
                                                                              --------
                                                                              --------

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes (credit) allocated to income
(loss) from continuing operations before income taxes (credit) and extraordinary loss:

                                                              (IN THOUSANDS)
                                                               1993       1992       1991
                                                              -------    -------    -------
        U.S. federal statutory rate........................       35%        34%        34%
        Tax (credit) at U.S. federal statutory rate........   $42,410    $23,210    $(4,240)
        State and local taxes, net of federal tax
          benefit..........................................     5,430      3,390      3,030
        Higher effective foreign tax rate..................     2,910      4,670      1,870
        U.S. tax benefit relating to foreign operations....       (90)      (190)    (2,000)
        Dividends-received deduction.......................    (2,290)    (2,320)    (2,360)
        Amortization in excess of tax, net.................     3,820      4,780      4,210
        Other, net.........................................    (1,900)    (4,330)    (2,630)
                                                              -------    -------    -------
          Income taxes (credit) on income (loss) from
             continuing operations before income taxes
             (credit) and extraordinary loss...............   $50,290    $29,210    $(2,120)
                                                              -------    -------    -------
                                                              -------    -------    -------

     Provisions for deferred income taxes by temporary difference components for the years ended December 31, 1992 and 1991 were as follows:

                                                                      (IN THOUSANDS)
                                                                       1992       1991
                                                                      -------    -------
        Accelerated depreciation and amortization..................   $ 4,060    $   550
        Marketable securities valuation............................      (970)     4,660
        Charges for restructuring and other costs, net.............    (2,350)    (1,300)
        Deductions reported in different periods for financial
          reporting and tax purposes...............................        60     (5,770)
        Alternative minimum tax....................................       680      5,180
        Other, net.................................................     1,650        (50)
                                                                      -------    -------
                                                                      $ 3,130    $ 3,270
                                                                      -------    -------
                                                                      -------    -------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used to estimate the fair value of each class of financial instruments:

     Notes Receivable and Other Assets. Fair values of financial instruments included in notes receivable and other assets were estimated using various methods including quoted market prices and discounted future cash flows based on the incremental borrowing rates for similar types of investments. In addition, for variable-rate notes receivable that fluctuate with the prime rate, the carrying amounts approximate fair value.

     Long-Term Debt. The carrying amount of bank debt and certain other long-term debt instruments approximate fair value as the floating rates inherent in this debt reflect changes in overall market interest rates. The fair values of the Company's subordinated debt instruments are based on quoted market prices. The fair values of certain other debt instruments are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of debt instruments.

     The carrying amounts and fair values of the Company's financial instruments as at December 31, 1993 and 1992 are as follows:

                                                 (IN THOUSANDS)
                                                         1993                    1992
                                                 --------------------    --------------------
                                                 CARRYING      FAIR      CARRYING      FAIR
                                                  AMOUNT      VALUE       AMOUNT      VALUE
                                                 --------    --------    --------    --------
        Cash and cash investments.............   $ 83,200    $ 83,200    $ 76,000    $ 76,000
        Notes receivable and other assets.....   $ 72,650    $ 80,220    $ 60,150    $ 68,050
        Long-term debt:
          Bank debt...........................   $295,000    $295,000    $441,090    $441,090
          6% Convertible Subordinated               --          --       $186,890    $160,730
             Debentures.......................
          10% Senior Subordinated Notes.......   $233,150    $243,640    $233,150    $237,230
          10 1/4% Senior Subordinated Notes...   $250,000    $254,380    $250,000    $251,880
          Other long-term debt................   $  9,120    $  9,150    $ 10,780    $ 10,780

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                           FOR THE QUARTERS ENDED
                                         ----------------------------------------------------------
                                         DECEMBER 31ST    SEPTEMBER 30TH    JUNE 30TH    MARCH 31ST
                                         -------------    --------------    ---------    ----------
        1993:
        Net sales.....................     $ 392,600         $373,680       $ 412,530     $404,070
        Gross profit..................     $  76,440         $ 78,600       $  85,610     $ 84,750
        Income from continuing
          operations before
          extraordinary loss:
          Income......................     $  18,510         $ 15,000       $  21,310     $ 16,070
          Per common and common
             equivalent share:
             Primary..................          $.23             $.17            $.34         $.22
             Assuming full dilution...          $.22             $.17            $.31         $.22
        Net income (loss):
          Income (loss)...............     $  (6,980)        $ 15,320       $  21,740     $ 17,520
          Income (loss) attributable
             to common stock..........     $ (11,660)        $  9,900       $  19,240     $ 15,190
          Per common and common
             equivalent share:
             Primary..................         $(.20)            $.18            $.35         $.25
             Assuming full dilution...         $(.15)            $.18            $.32         $.24
        Market price per common share:
          High........................       $28 1/8          $22 5/8             $21      $17 1/4
          Low.........................       $18 3/4          $19 1/2         $15 3/4      $11 3/8
        1992:
        Net sales.....................     $ 377,790         $358,240       $ 381,470     $337,820
        Gross profit..................     $  70,560         $ 76,320       $  79,340     $ 70,050
        Income from continuing
          operations:
          Income......................     $   7,190         $ 10,300       $  13,510     $  8,040
          Per common and common
             equivalent share.........          $.08             $.13            $.18         $.10
        Net income:
          Income......................     $   8,480         $  9,640       $  12,020     $  8,290
          Income attributable to
             common stock.............     $   6,160         $  7,310       $   9,700     $  5,960
          Per common and common
             equivalent share.........          $.10             $.12            $.16         $.10
        Market price per common share:
          High........................       $12 1/8          $13 5/8         $13 7/8          $11
          Low.........................       $ 8 3/8          $10 3/8         $ 8 5/8      $ 4 3/4

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Certain amounts presented above have been reclassified to present a segment of the Company's business as discontinued operations (see "Discontinued Operations" note).

     Results for the second quarters of 1993 and 1992 include pre-tax income of approximately $9 million and $25 million, respectively, as a result of gains associated with the sale of common stock through public offerings by equity affiliates and, in 1992, a prepayment premium related to the redemption of debentures held by the Company. This income was largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying value of certain long-term assets, and other costs and expenses.

     Results for the third quarter of 1993 were reduced by a charge of approximately $.04 per common share reflecting the recently increased 1993 federal corporate income tax rate.

     The fourth quarter of 1993 net loss includes the effect of a $5.8 million pre-tax extraordinary charge ($3.7 million after-tax or $.06 per common share) related to the early extinguishment of subordinated debt (see "Long-Term Debt" note). The fourth quarter of 1993 net loss also includes an after-tax charge of approximately $22 million ($.38 per common share) related to the disposition of a segment of the Company's business (see "Discontinued Operations" note).

     The 1993 results include the benefit of approximately $11.5 million pre-tax income ($6.7 million after-tax or $.12 per common share), primarily in the third and fourth quarters, resulting from net gains from sales of marketable securities.

     The 1992 results include the benefit of approximately $4 million pre-tax income ($2 million after-tax or $.04 per common share), primarily in the fourth quarter, resulting from net gains from sales of marketable securities.

     The 1993 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the changes in the number of common shares outstanding during the year and the dilutive effect of first, second and third quarter 1993 results.

     The calculation of earnings per common and common equivalent share for the fourth quarter of 1993 results in dilution for income from continuing operations, assuming full dilution. Therefore, the fully diluted earnings per share computation is used for all computations, even though the result is anti-dilutive for one of the per share amounts.

                                MASCOTECH, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

     The following supplemental unaudited financial data combine the Company with Masco Capital Corporation (through date of disposition) and TriMas and have been presented for analytical purposes. The Company had a common equity ownership interest in TriMas of approximately 43 percent at December 31, 1993 and 28 percent at December 31, 1992. The interests of the other common shareholders are reflected below as "Equity of other shareholders of TriMas." All significant intercompany transactions have been eliminated.

                                                                           (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                               --------------------------
                                                                  1993           1992
                                                               -----------    -----------
        Current assets......................................   $   770,810    $   813,570
        Current liabilities.................................      (252,810)      (334,790)
                                                               -----------    -----------
          Working capital...................................       518,000        478,780
        Property and equipment, net.........................       652,420        682,310
        Excess of cost over net assets of acquired
          companies.........................................       526,260        591,330
        Other assets........................................       298,290        145,710
        Bank and other debt.................................    (1,027,250)    (1,243,880)
        Deferred income taxes and other long-term
          liabilities.......................................      (161,500)      (196,420)
        Equity of other shareholders of TriMas..............      (138,590)      (104,430)
                                                               -----------    -----------
          Equity of shareholders of MascoTech...............   $   667,630    $   353,400
                                                               -----------    -----------
                                                               -----------    -----------

                                                        FOR THE YEARS ENDED DECEMBER 31
                                                    ----------------------------------------
                                                       1993          1992           1991
                                                    ----------    -----------    -----------
        Net sales................................   $2,022,240    $ 1,841,570    $ 1,604,180
                                                    ----------    -----------    -----------
                                                    ----------    -----------    -----------
        Operating profit.........................   $  215,740    $   170,460    $    86,260
                                                    ----------    -----------    -----------
                                                    ----------    -----------    -----------
        Income (loss) from continuing operations
          before extraordinary loss..............   $   70,890    $    39,040    $   (10,350)
                                                    ----------    -----------    -----------
                                                    ----------    -----------    -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed on or before April 30, 1994, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed on or before April 30, 1994, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed on or before April 30, 1994, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed on or before April 30, 1994, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A) LISTING OF DOCUMENTS.

    (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, consist of the following:

            Consolidated Balance Sheet
            Consolidated Statement of Income
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules.

             (i) Financial Statement Schedules of the Company appended
                 hereto, as required for the years ended December 31, 1993, 1992 and 1991, consist of the following:

                   II. Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related Parties
                    V.  Property, Plant and Equipment
                   VI. Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
                 VIII.  Valuation and Qualifying Accounts
                    X.  Supplementary Income Statement Information

             (ii) (A) TriMas Corporation and Subsidiaries Consolidated Financial Statements appended hereto, as required at December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, consist of the following:

                         Consolidated Statements of Income

                         Consolidated Balance Sheets

                         Consolidated Statements of Cash Flows

                         Notes to Consolidated Financial Statements

             (ii) (B) TriMas Corporation and Subsidiaries Financial Statement Schedules appended hereto, as required for the years ended December 31, 1993, 1992 and 1991, consist of the following:

                    V.  Property, Plant and Equipment
                   VI. Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
                 VIII.  Valuation and Qualifying Accounts
                    X.  Supplementary Income Statement Information
    (3) Exhibits.
           3.i         Restated Certificate of Incorporation of MascoTech,
                       Inc. and amendments thereto.
           3.ii        Bylaws of MascoTech, Inc., as amended.(3)
           4.a         Indenture dated as of November 1, 1986 between Masco
                       Industries, Inc. (now known as MascoTech, Inc.) and
                       Morgan Guaranty Trust Company of New York, as Trustee, and Directors' resolutions establishing the Company's
                       4 1/2% Convertible Subordinated Debentures Due 2003.

                  4.b         Indenture dated as of February 1, 1987 between Masco Industries,
                              Inc. (now known as MascoTech, Inc.) and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, and
                              Directors' resolutions establishing the Company's 10% Senior
                              Subordinated Notes Due 1995.(4)
                  4.c         Credit Agreement dated as of September 2, 1993 by and among Masco-
                              Tech, Inc., the banks party thereto, NBD Bank, N.A., as Agent, and
                              Comerica Bank, The Bank of New York, The First National Bank of
                              Chicago, Morgan Guaranty Trust Company of New York and NationsBank
                              of North Carolina, N.A., as Co-Agents.(2)
                  Note:       Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of MascoTech, Inc. or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10%
                              of MascoTech, Inc.'s consolidated assets, and (ii) such
                              instruments, notes and extracts will be furnished by MascoTech,
                              Inc. to the Securities and Exchange Commission upon request.
                  10.a        Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco Industries, Inc. (now known as MascoTech, Inc.) and
                              Masco Corporation.(8)
                  10.b        Corporate Services Agreement dated as of January 1, 1987 between
                              Masco Industries, Inc. (now known as MascoTech, Inc.) and Masco
                              Corporation.(6)
                  10.c        Corporate Opportunities Agreement dated as of May 1, 1984 between
                              Masco Industries, Inc. (now known as MascoTech, Inc.) and Masco
                              Corporation.(8)
                  10.d        Stock Repurchase Agreement dated as of May 1, 1984 between Masco
                              Industries, Inc. (now known as MascoTech, Inc.) and Masco
                              Corporation and related forfeiture letter dated September 20,
                              1985, Amendment to Stock Repurchase Agreement dated as of December
                              20, 1990 and Agreement dated as of November 23, 1993 including an amendment to Stock Repurchase Agreement.
                  Note:       Exhibits 10.e through 10.o constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
                  10.e        MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated Sep-
                              tember 14, 1993).
                  10.f        MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated
                              September 14, 1993).
                  10.g        MascoTech, Inc. 1984 Stock Option Plan (Restated September 14,
                              1993).
                  10.h        Masco Corporation 1991 Long Term Stock Incentive Plan.(7)
                  10.i        Masco Corporation 1988 Restricted Stock Incentive Plan (Restated
                              September 11, 1990).(8)
                  10.j        Masco Corporation 1988 Stock Option Plan (Restated September 11,
                              1990).(8)
                  10.k        Masco Corporation 1984 Restricted Stock (Industries) Incentive
                              Plan (Restated September 11, 1990).(8)
                  10.1        Masco Corporation 1984 Stock Option Plan (Restated September 11,
                              1990).(8)

                  10.m        Masco Corporation Restricted Stock Incentive Plan (Restated
                              September 11, 1990).(8)
                  10.n        Supplemental Executive Retirement and Disability Plan.(6)
                  10.o        Form of Agreement dated June 29, 1989 between Masco Industries,
                              Inc. (now known as MascoTech, Inc.) and certain of its
                              officers.(9)
                  10.p        Assumption and Indemnification Agreement dated as of December 27,
                              1988 between Masco Industries, Inc. (now known as MascoTech, Inc.)
                              and TriMas Corporation.(6)
                  10.q        Corporate Opportunities Agreement dated as of December 27, 1988 among Masco Industries, Inc. (now known as MascoTech, Inc.), Masco
                              Corporation and TriMas Corporation.(6)
                  10.r        Stock Repurchase Agreement dated as of December 27, 1988 among
                              Masco Industries, Inc. (now known as MascoTech, Inc.), Masco
                              Corporation and TriMas Corporation.(6)
                  10.s        Registration Agreement dated as of December 27, 1988 among Masco
                              Industries, Inc.(now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation together with Amendment to Registration
                              Agreement dated as of January 5, 1993 (which also relates to the
                              Form of Agreement filed as Exhibit 10.o).(6)
                  10.t        Credit Agreement dated February 1, 1993 among TriMas Corporation, certain banks and NationsBank of North Carolina, N.A., as
                              agent.(6)
                  10.u        Stock Purchase Agreement between Masco Corporation and Masco In-
                              dustries, Inc. (now known as MascoTech, Inc.) dated as of December
                              23, 1991 (regarding Masco Capital Corporation).(7)
                  10.v        Exchange Agreement dated December 18, 1990 between Masco Indus-
                              tries, Inc. (now known as MascoTech, Inc.) and Masco
                              Corporation.(8)
                  10.w        Amended and Restated Securities Purchase Agreement dated as of No-
                              vember 23, 1993 between MascoTech, Inc. and Masco Corporation, including form of Note.(1)
                  10.x        Registration Agreement dated as of March 31, 1993 between Masco
                              Industries, Inc. (now known as MascoTech, Inc.) and Masco Corpora-
                              tion.(5)
                  11          Computation of Earnings (Loss) Per Common Share.
                  12          Computation of Ratio of Earnings to Combined Fixed Charges and
                              Preferred Stock Dividends.
                  21          List of Subsidiaries.
                  23.a        Consent of Coopers & Lybrand relating to MascoTech, Inc.'s
                              Financial Statements and Financial Statement Schedules.
                  23.b        Consent of Coopers & Lybrand relating to TriMas Corporation's
                              Financial Statements and Financial Statement Schedules.

- -------------------------
(1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

(2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated June 22, 1993.

(4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Registration Statement on Form S-3 dated March 9, 1993.

(5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated February 1, 1993.

(6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992.

(7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991.

(8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990.

(9) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989.

     (B) REPORTS ON FORM 8-K.

     The following Current Reports on Form 8-K were filed by MascoTech, Inc. in the calendar quarters ended December 31, 1993 and March 31, 1994:

     1. Report on Form 8-K dated November 22, 1993 reporting under Item 2 "Acquisition or Disposition of Assets" the Company's plan to dispose of its energy-related businesses and to treat such businesses as discontinued operations for financial reporting purposes. The following financial statements and financial information were filed with such report:

        (i) MascoTech, Inc. and Subsidiaries unaudited pro forma consolidated condensed balance sheet as of September 30, 1993, and unaudited pro forma consolidated condensed statements of income for the year ended December 31, 1992 and the nine-month period ended September 30, 1993.

     2. Report on Form 8-K dated January 11, 1994 reporting under Item 5 "Other Events" the reclassification of certain of the Company's financial statements and financial information to reflect the treatment of the Company's energy-related businesses as discontinued operations in connection with the Company's previously reported plan to dispose of such businesses. The following financial statements and financial information were filed with such report:

        (i)  Selected Financial Data;

        (ii) MascoTech, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 1992 and 1991 and for the three years in the period ended December 31, 1992 and notes thereto; and

        (iii) MascoTech, Inc. and Subsidiaries Unaudited Consolidated Condensed Financial Statements as of September 30, 1993 and December 31, 1992 and for the three month and nine month periods ended September 30, 1993 and 1992 and notes thereto.

     3. Report on Form 8-K dated March 2, 1994 reporting under Item 5 "Other Events" certain financial information related to 1993. The following financial statements were filed with such report:

        (i) MascoTech, Inc. and Subsidiaries Audited Consolidated Financial Statements as of December 31, 1993 and 1992 and for the three years in the period ended December 31, 1993 and notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MASCOTECH, INC.

                                          By         /s/ TIMOTHY WADHAMS
                                          --------------------------------------
                                                         TIMOTHY WADHAMS
                                                Vice President -- Controller
                                                       and Treasurer

March 22, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

      /s/ RICHARD A. MANOOGIAN           Chairman of the Board and Chief
- -------------------------------------      Executive Officer
          RICHARD A. MANOOGIAN

PRINCIPAL FINANCIAL AND ACCOUNTING
  OFFICER:

         /s/ TIMOTHY WADHAMS             Vice President -- Controller
- -------------------------------------      and Treasurer
             TIMOTHY WADHAMS

         /s/ ERWIN H. BILLIG             Director
- -------------------------------------
             ERWIN H. BILLIG


                                                                                     March 22, 1994

        /s/ PETER A. DOW                 Director
- -------------------------------------
            PETER A. DOW

    /s/ EUGENE A. GARGARO, JR.           Director
- -------------------------------------
        EUGENE A. GARGARO, JR.

       /s/ JOHN A. MORGAN                Director
- -------------------------------------
           JOHN A. MORGAN

/s/ RICHARD G. MOSTELLER                 Director
- -------------------------------------
    RICHARD G. MOSTELLER

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

Schedules, as required for the years ended December 31, 1993, 1992 and 1991:

                                                                                            PAGE
                                                                                            ----
  II.   Amounts Receivable from Related Parties and Underwriters, Promoters, and
          Employees Other than Related Parties...........................................   F-2
   V.   Property, Plant and Equipment....................................................   F-3
  VI.   Accumulated Depreciation, Depletion and Amortization of Property, Plant and
          Equipment......................................................................   F-4
VIII.   Valuation and Qualifying Accounts................................................   F-5
   X.   Supplementary Income Statement Information.......................................   F-6
TriMas Corporation and Subsidiaries Consolidated Financial Statements and Financial
  Statement Schedules....................................................................   F-7

                                MASCOTECH, INC.
     SCHEDULE II. AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

       COLUMN A            COLUMN B      COLUMN C           COLUMN D                      COLUMN E
- -----------------------   -----------   ----------    -------------------------    -------------------------
                                                            DEDUCTIONS              BALANCE AT END OF PERIOD
                                                      -------------------------    --------------------------
                          BALANCE AT
                          BEGINNING                    AMOUNTS        AMOUNTS
    NAME OF DEBTOR        OF PERIOD     ADDITIONS     COLLECTED     WRITTEN OFF      CURRENT      NOT CURRENT
- -----------------------  -----------    ----------    ----------    -----------    -----------    -----------
                                           (A)                                         (B)
Erwin H. Billig........   $2,800,000      $160,000      $900,000        --          $2,060,000       --
Lee M. Gardner.........      840,000        50,000       890,000        --             --            --
James W. Hook..........      280,000        20,000        --            --             300,000       --
Richard A. Manoogian...   11,210,000       630,000        --            --          11,840,000       --
Timothy Wadhams........    1,680,000        90,000     1,770,000        --             --            --
                         -----------    ----------    ----------    -----------    -----------   -----------
                          16,810,000       950,000     3,560,000        --          14,200,000       --
Discount on Notes
  Receivable(C)........     (890,000)      750,000        --            --            (140,000)      --
                         -----------    ----------    ----------    -----------    -----------   -----------
                         $15,920,000    $1,700,000    $3,560,000        --         $14,060,000       --
                         -----------    ----------    ----------    -----------    -----------   -----------
                         -----------    ----------    ----------    -----------    -----------   -----------

     All amounts receivable are related to an incentive program of the Company that has been disclosed in previous proxy statements of the Company and that will be described in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders to be filed on or before April 30, 1994.

NOTES:

(A) Represents accrual of interest.

(B) Amounts receivable (including interest of $3,400,000) from employees are due June 30, 1994. The stated rate of interest is 7%.

(C) Represents the discount pertaining to the difference between the stated rate of interest of 7% and the effective rate of interest of approximately 9%.

    Activity in 1992 includes discount amortization of $550,000, interest of $710,000 and the cancellation of the receivable balance of $1,350,000 for an ex-employee.

    Activity in 1991 includes discount amortization of $340,000 and interest of $1,040,000.

                                MASCOTECH, INC.

                   SCHEDULE V. PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

             COLUMN A                  COLUMN B        COLUMN C       COLUMN D        COLUMN E        COLUMN F
           ------------              ------------    -----------    ------------    -------------    ------------
                                      BALANCE AT                                        OTHER          BALANCE
                                      BEGINNING       ADDITIONS                        CHANGES          AT END
          CLASSIFICATION              OF PERIOD        AT COST      RETIREMENTS      ADD (DEDUCT)      OF PERIOD
- ----------------------------------   ------------    -----------    ------------    -------------     ------------
                                                         (A)            (B)              (C)
1993:
  Land and land improvements......   $ 39,740,000    $   250,000    $  1,830,000    $  (4,440,000)   $ 33,720,000
  Buildings.......................    182,460,000      4,690,000       4,170,000      (24,230,000)    158,750,000
  Machinery and equipment.........    580,030,000     12,460,000      13,590,000      (67,790,000)    511,110,000
  Office, delivery and other
     equipment....................     57,200,000      2,890,000       2,650,000      (12,390,000)     45,050,000
  Construction in progress........     32,570,000     39,250,000         420,000      (21,960,000)     49,440,000
                                     ------------    -----------    ------------    -------------    ------------
                                     $892,000,000    $59,540,000    $ 22,660,000    $(130,810,000)   $798,070,000
                                     ------------    -----------    ------------    -------------    ------------
                                     ------------    -----------    ------------    -------------    ------------
1992:
  Land and land improvements......   $ 39,470,000    $   250,000    $     80,000    $     100,000    $ 39,740,000
  Buildings.......................    180,580,000      3,170,000       1,380,000           90,000     182,460,000
  Machinery and equipment.........    557,620,000     26,140,000      17,610,000       13,880,000     580,030,000
  Office, delivery and other
     equipment....................     54,160,000      5,150,000       4,700,000        2,590,000      57,200,000
  Construction in progress........     21,170,000     33,750,000         600,000      (21,750,000)     32,570,000
                                     ------------    -----------    ------------    -------------    ------------
                                     $853,000,000    $68,460,000    $ 24,370,000    $  (5,090,000)   $892,000,000
                                     ------------    -----------    ------------    -------------    ------------
                                     ------------    -----------    ------------    -------------    ------------
1991:
  Land and land improvements......   $ 41,190,000    $   460,000    $  5,470,000    $   3,290,000    $ 39,470,000
  Buildings.......................    189,250,000     11,140,000      25,360,000        5,550,000     180,580,000
  Machinery and equipment.........    560,550,000     46,360,000      69,770,000       20,480,000     557,620,000
  Office, delivery and other
     equipment....................     55,860,000      7,310,000       8,920,000          (90,000)     54,160,000
  Construction in progress........     24,560,000     19,370,000       1,540,000      (21,220,000)     21,170,000
                                     ------------    -----------    ------------    -------------    ------------
                                     $871,410,000    $84,640,000    $111,060,000    $   8,010,000    $853,000,000
                                     ------------    -----------    ------------    -------------    ------------
                                     ------------    -----------    ------------    -------------    ------------

NOTES:
  (A) Includes property, plant and equipment additions of $20 million in 1991 obtained through the acquisition of companies.

  (B) Includes property, plant and equipment from the disposition of certain operations in 1991.

  (C) Adjustments and reclassifications to present the Energy-related segment as discontinued operations in 1993, and the effect of foreign currency translation.

                                MASCOTECH, INC.

 SCHEDULE VI. ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

           COLUMN A              COLUMN B       COLUMN C       COLUMN D       COLUMN E      COLUMN F
         ------------           -----------    -----------    -----------   -----------   -----------
                                                ADDITIONS
                                 BALANCE AT    CHARGED TO                     OTHER         BALANCE
                                 BEGINNING      COSTS AND                    CHANGES        AT END
         DESCRIPTION             OF PERIOD      EXPENSES     RETIREMENTS   ADD (DEDUCT)    OF PERIOD
- ------------------------------  ------------   -----------   -----------   ------------   ------------
                                                                 (A)           (B)
1993:
  Land improvements...........  $  2,520,000   $   250,000   $    10,000   $   (200,000)  $  2,560,000
  Buildings...................    43,970,000     4,620,000       940,000     (9,230,000)    38,420,000
  Machinery and equipment.....   275,960,000    29,450,000     8,440,000    (56,500,000)   240,470,000
  Office, delivery and other
     equipment................    32,130,000     4,990,000     2,140,000     (8,550,000)    26,430,000
                                ------------   -----------   -----------   ------------   ------------
                                $354,580,000   $39,310,000   $11,530,000   $(74,480,000)  $307,880,000
                                ------------   -----------   -----------   ------------   ------------
                                ------------   -----------   -----------   ------------   ------------
1992:
  Land improvements...........  $  2,310,000   $   250,000   $    20,000   $    (20,000)  $  2,520,000
  Buildings...................    39,280,000     5,490,000       150,000       (650,000)    43,970,000
  Machinery and equipment.....   255,500,000    34,810,000    11,100,000     (3,250,000)   275,960,000
  Office, delivery and other
     equipment................    29,680,000     5,770,000     4,170,000        850,000     32,130,000
                                ------------   -----------   -----------   ------------   ------------
                                $326,770,000   $46,320,000   $15,440,000   $ (3,070,000)  $354,580,000
                                ------------   -----------   -----------   ------------   ------------
                                ------------   -----------   -----------   ------------   ------------
1991:
  Land improvements...........  $  2,430,000   $   280,000   $   350,000   $    (50,000)  $  2,310,000
  Buildings...................    38,410,000     4,890,000     6,910,000      2,890,000     39,280,000
  Machinery and equipment.....   246,200,000    35,090,000    32,350,000      6,560,000    255,500,000
  Office, delivery and other
     equipment................    28,370,000     7,210,000     6,170,000        270,000     29,680,000
                                ------------   -----------   -----------   ------------   ------------
                                $315,410,000   $47,470,000   $45,780,000   $  9,670,000   $326,770,000
                                ------------   -----------   -----------   ------------   ------------
                                ------------   -----------   -----------   ------------   ------------

Notes:

  (A) Includes accumulated depreciation of property, plant and equipment from the disposition of operations in 1991.

  (B) Adjustments and reclassifications to present the Energy-related segment as discontinued operations in 1993, and the effect of foreign currency translation.

                                MASCOTECH, INC.

                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

              COLUMN A              COLUMN B             COLUMN C               COLUMN D        COLUMN E
    ----------------------------   ----------    ---------------------------   -----------    ------------
                                                         ADDITIONS
                                                 ---------------------------
                                                                   CHARGED
                                   BALANCE AT     CHARGED TO      (CREDITED)
                                   BEGINNING      COSTS AND       TO OTHER                     BALANCE AT
            DESCRIPTION            OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS    END OF PERIOD
    ----------------------------   ----------    ------------    -----------    ----------    -------------
                                                                     (A)             (B)
    Allowance for doubtful
      accounts, deducted from
      accounts receivable in the
      balance sheet:
    1993........................   $7,190,000     $2,470,000     $(1,820,000)   $2,710,000     $ 5,130,000
                                   ----------    ------------    -----------    ----------    -------------
                                   ----------    ------------    -----------    ----------    -------------
    1992........................   $7,810,000     $3,040,000              --    $3,660,000     $ 7,190,000
                                   ----------    ------------    -----------    ----------    -------------
                                   ----------    ------------    -----------    ----------    -------------
    1991........................   $8,220,000     $7,730,000     $(2,800,000)   $5,340,000     $ 7,810,000
                                   ----------    ------------    -----------    ----------    -------------
                                   ----------    ------------    -----------    ----------    -------------

Notes:

     (A) Allowance of companies reclassified for discontinuance of Energy-related segment in 1993, and other adjustments, net in 1991.

     (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                MASCOTECH, INC.

             SCHEDULE X. SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                       COLUMN A                                          COLUMN B
- ------------------------------------------------------   -----------------------------------------
                                                              CHARGED TO COSTS AND EXPENSES
                                                         -----------------------------------------
                         ITEM                               1993           1992           1991
- ------------------------------------------------------   -----------    -----------    -----------
Maintenance and repairs...............................   $46,070,000    $44,000,000    $41,100,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
Depreciation and amortization of intangible assets,
  preoperating costs and similar deferrals:
     Amortization of patents..........................   $   180,000    $   180,000    $   260,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
     Amortization of deferred charges.................   $ 5,880,000    $ 6,600,000    $ 4,800,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
     Amortization of excess of cost over net assets of
       acquired companies.............................   $14,540,000    $14,260,000    $14,500,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------

Notes:

         Other captions provided for under this schedule are excluded, as the amounts related to such captions are not material.

         Amounts reflect the reclassification of the Company's Energy-related segment as discontinued operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of TriMas Corporation:

     We have audited the consolidated financial statements and the financial statement schedules of TriMas Corporation and subsidiaries listed in Item 14(a)(2)(ii) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriMas Corporation and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

Detroit, Michigan
February 8, 1994

                      TRIMAS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       1993             1992             1991
                                                   -------------    -------------    -------------
Net sales.......................................   $ 443,230,000    $ 388,230,000    $ 339,440,000
Cost of sales...................................    (301,130,000)    (266,110,000)    (231,190,000)
Selling, general and administrative expenses....     (72,080,000)     (63,500,000)     (54,270,000)
                                                   -------------    -------------    -------------
     Operating profit...........................      70,020,000       58,620,000       53,980,000
Interest expense:
     MascoTech, Inc.............................                       (3,490,000)     (17,920,000)
     Other......................................      (9,420,000)      (9,400,000)      (9,690,000)
Other income (expense), net.....................       3,270,000        4,070,000        7,740,000
                                                   -------------    -------------    -------------
     Income before income taxes and
       extraordinary charge.....................      63,870,000       49,800,000       34,110,000
Income taxes....................................      25,870,000       20,020,000       13,850,000
                                                   -------------    -------------    -------------
     Income before extraordinary charge.........      38,000,000       29,780,000       20,260,000
Extraordinary charge related to the early
  extinguishment of debt, net of income taxes...                       (5,740,000)      (2,510,000)
                                                   -------------    -------------    -------------
     Net income.................................   $  38,000,000    $  24,040,000    $  17,750,000
                                                   -------------    -------------    -------------
                                                   -------------    -------------    -------------
Preferred stock dividends, MascoTech, Inc.......   $   5,250,000    $   7,000,000    $   7,000,000
                                                   -------------    -------------    -------------
                                                   -------------    -------------    -------------
Earnings available for common stock.............   $  32,750,000    $  17,040,000    $  10,750,000
                                                   -------------    -------------    -------------
                                                   -------------    -------------    -------------
Primary earnings per common share:
     Before extraordinary charge................           $1.05             $.87             $.67
                                                           -----             ----             ----
                                                           -----             ----             ----
     Earnings per common share..................           $1.05             $.65             $.54
                                                           -----             ----             ----
                                                           -----             ----             ----
Fully diluted earnings per common share:
     Before extraordinary charge................           $1.01             $.87             $.67
                                                           -----             ----             ----
                                                           -----             ----             ----
     Earnings per common share..................           $1.01             $.65             $.54
                                                           -----             ----             ----
                                                           -----             ----             ----

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRIMAS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       1993            1992
                                                                   ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents......................................  $ 69,770,000    $ 64,770,000
  Receivables....................................................    58,710,000      46,550,000
  Inventories....................................................    76,700,000      60,800,000
  Prepaid expenses...............................................     9,790,000       9,010,000
                                                                   ------------    ------------
       Total current assets......................................   214,970,000     181,130,000
Property and equipment...........................................   162,230,000     144,890,000
Excess of cost over net assets of acquired companies.............   152,210,000     110,310,000
Notes receivable.................................................     8,160,000      10,220,000
Other assets.....................................................    26,560,000      20,070,000
                                                                   ------------    ------------
       Total assets..............................................  $564,130,000    $466,620,000
                                                                   ------------    ------------
                                                                   ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................  $ 20,330,000    $ 16,850,000
  Amounts payable to affiliates..................................     1,150,000       7,110,000
  Accrued liabilities............................................    29,400,000      25,240,000
  Current portion of long-term debt..............................       320,000         110,000
                                                                   ------------    ------------
       Total current liabilities.................................    51,200,000      49,310,000
Deferred income taxes and other..................................    29,190,000      23,380,000
Long-term debt...................................................   238,890,000     178,490,000
                                                                   ------------    ------------
       Total liabilities.........................................   319,280,000     251,180,000
                                                                   ------------    ------------
Shareholders' equity:
  Preferred stock, $1 par value, authorized 5 million shares,
     outstanding 70,000 shares in 1992...........................                        70,000
  Common stock, $.01 par value, authorized 100 million shares, outstanding 36.6 million shares in 1993; 14.4 million shares
     in 1992.....................................................       370,000         140,000
Paid-in capital..................................................   154,190,000     153,740,000
Retained earnings................................................    91,700,000      62,500,000
Cumulative translation adjustments...............................    (1,410,000)     (1,010,000)
                                                                   ------------    ------------
       Total shareholders' equity................................   244,850,000     215,440,000
                                                                   ------------    ------------
       Total liabilities and shareholders' equity................  $564,130,000    $466,620,000
                                                                   ------------    ------------
                                                                   ------------    ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRIMAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         1993             1992            1991
                                                     -------------    ------------    ------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income...................................   $  38,000,000    $ 24,040,000    $ 17,750,000
     Adjustments to reconcile net income to net
       cash from operations:
          Extraordinary charge....................                       5,740,000       2,510,000
          Depreciation and amortization...........      18,470,000      16,920,000      14,010,000
          Deferred income taxes...................         500,000       1,140,000       2,260,000
          (Increase) decrease in receivables......      (4,250,000)      1,040,000       2,100,000
          (Increase) decrease in inventories......      (8,120,000)      1,470,000      (1,790,000)
          Increase (decrease) in accounts payable
            and accrued liabilities...............       3,770,000       3,470,000       3,150,000
          Other, net..............................       1,730,000       3,980,000      (4,200,000)
                                                     -------------    ------------    ------------
            Net cash from operations..............      50,100,000      57,800,000      35,790,000
                                                     -------------    ------------    ------------
  INVESTMENTS:
     Capital expenditures.........................     (26,280,000)    (20,480,000)    (15,330,000)
     Acquisitions, net of cash acquired...........     (60,280,000)                    (50,190,000)
                                                     -------------    ------------    ------------
            Net cash from (used for)
               investments........................     (86,560,000)    (20,480,000)    (65,520,000)
                                                     -------------    ------------    ------------
  FINANCING:
     Long-term debt:
          Issuance................................      60,000,000                      50,000,000
          Retirement..............................    (115,150,000)       (140,000)       (160,000)
     Issuance of convertible subordinated debt,
       net........................................     112,030,000
     Issuance of common shares, net...............                      85,150,000
     Retirement of subordinated debt, MascoTech,
       Inc., including redemption premium.........                     (96,970,000)    (43,920,000)
     Preferred stock dividends paid to
       MascoTech, Inc.............................     (12,250,000)     (7,000,000)     (7,000,000)
     Common stock dividends paid..................      (3,170,000)       (720,000)
                                                     -------------    ------------    ------------
            Net cash from (used for) financing....      41,460,000     (19,680,000)     (1,080,000)
                                                     -------------    ------------    ------------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the year................       5,000,000      17,640,000     (30,810,000)
  At beginning of the year........................      64,770,000      47,130,000      77,940,000
                                                     -------------    ------------    ------------
     At end of the year...........................   $  69,770,000    $ 64,770,000    $ 47,130,000
                                                     -------------    ------------    ------------
                                                     -------------    ------------    ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRIMAS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TriMas Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

AFFILIATES

     As of December 31, 1993 MascoTech, Inc.'s common stock ownership in the Company approximated 43 percent, and Masco Corporation's common stock ownership approximated 5 percent. The Company has a corporate services agreement with Masco Corporation. Under the terms of the agreement, the Company pays a fee to Masco Corporation for various corporate support staff, administrative services, and research and development services. Such fee equals .8 percent of the Company's net sales, subject to certain adjustments.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

DEPRECIATION AND AMORTIZATION

     Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 5 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. The excess of cost over net assets of acquired companies is being amortized using the straight-line method over the periods estimated to be benefitted, not exceeding 40 years. At December 31, 1993 and 1992 accumulated amortization of the excess of cost over net assets of acquired companies and other intangible assets was $21.5 million and $17.0 million, respectively. Amortization expense was $4.5 million, $4.2 million, and $3.4 million in 1993, 1992 and 1991, respectively.

     As of each balance sheet date management assesses whether there has been an impairment in the value of excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment at December 31, 1993.

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company has not provided for taxes on $9.4 million of undistributed earnings of foreign subsidiaries at December 31, 1993, because such earnings are considered permanently reinvested.

FOREIGN CURRENCY TRANSLATION

     Net assets of the Company's operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments deferred and included as a separate component of shareholders' equity. Revenues and expenses are translated at the average rates of exchange during the period.

EARNINGS PER COMMON SHARE

     On June 7, 1993 the Company's Board of Directors adopted a resolution for a stock split, effected in the form of a 100 percent stock distribution, with issuance to shareholders on July 6, 1993. Accordingly, information in the consolidated financial statements and related notes, including the number of common shares and per common share amounts, has been adjusted to reflect this distribution.

     Primary earnings per common share in 1993, 1992 and 1991 were calculated on the basis of 31.1 million, 26.0 million and 19.8 million weighted average common and common equivalent shares outstanding. Fully diluted earnings per common share in 1993, 1992 and 1991 were calculated on the basis of 39.1 million, 33.9 million and 27.6 million weighted average common and common equivalent shares outstanding.

     On December 15, 1993 MascoTech, Inc. converted all of the $100 Convertible Participating Preferred Stock into 7.8 million shares of Company common stock. On a pro forma basis, as if the conversion had occurred on January 1, 1993, primary and fully diluted earnings per common share for 1993 would have been $1.03 and $1.01, respectively.

NOTE 2. ACQUISITIONS

     In 1993 the Company acquired all of the capital stock of Lamons Metal Gasket Co. ("Lamons") from MascoTech, Inc. for $60.3 million cash and the assumption of certain liabilities. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired of approximately $45.4 million is being amortized on a straight-line basis over 40 years. The results of operations of Lamons have been included in the consolidated financial statements from the effective date of the transaction. Additional purchase price amounts, contingent upon the achievement of specified levels of future profitability by Lamons, may be payable to MascoTech, Inc. beginning in 1997. These payments, if required, will be recorded as additional excess of cost over net assets of acquired businesses.

     Lamons is engaged in the manufacture of specialty metallic and non-metallic gaskets used in the refinery, chemical and petrochemical industries. The acquisition was financed through partial use of the Company's bank credit facility.

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 2. ACQUISITIONS (CONTINUED)

     On a pro forma, unaudited basis, as if the Lamons acquisition had occurred as of January 1, 1992, net sales, net income, earnings available for common stock, primary earnings per common share and fully diluted earnings per common share for 1993 would have been $475.6 million, $40.6 million, $35.4 million, $1.14 and $1.08, respectively, and net sales, income before extraordinary charge, net income, earnings available for common stock, primary earnings per common share before extraordinary charge, fully diluted earnings per common share before extraordinary charge, primary earnings per common share and fully diluted earnings per common share for 1992 would have been $437.8 million, $33.7 million, $27.9 million, $20.9 million, $1.02, $.99, $.80 and $.80, respectively.

     During 1991 the Company acquired all of the capital stock of Monogram Aerospace Fasteners, Inc. for $50.2 million cash and the assumption of certain operating liabilities. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired of $13.4 million is being amortized on a straight-line basis over 40 years. The results of operations of Monogram Aerospace Fasteners, Inc. have been included in the consolidated financial statements from the date of acquisition.

NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                         (IN THOUSANDS)
                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                  1993        1992        1991
                                                                 -------     -------     -------
Interest paid................................................    $ 7,470     $13,770     $27,490
                                                                 -------     -------     -------
                                                                 -------     -------     -------
Income taxes paid............................................    $21,540     $13,620     $ 7,940
                                                                 -------     -------     -------
                                                                 -------     -------     -------
Significant noncash transactions:
  Preferred stock dividends declared, payable to MascoTech,
     Inc. in subsequent year.................................                $ 7,000     $ 7,000
                                                                             -------     -------
                                                                             -------     -------
  Common stock dividends declared, payable in
     subsequent year.........................................    $ 1,100     $   720
                                                                 -------     -------
                                                                 -------     -------
  Assumption of liabilities as partial consideration for the
     assets of companies acquired............................    $ 7,310                 $ 4,590
                                                                 -------                 -------
                                                                 -------                 -------

NOTE 4. RECEIVABLES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1993       1992
                                                                             -------    -------
Accounts receivable.......................................................   $54,320    $41,440
Current portion of notes receivable.......................................     4,390      5,110
                                                                             -------    -------
                                                                             $58,710    $46,550
                                                                             -------    -------
                                                                             -------    -------

     Accounts receivable are presented net of an allowance for doubtful accounts of $1.8 million and $1.4 million at December 31, 1993 and 1992, respectively. Accounts receivable at December 31, 1993 include approximately $3.2 million due from MascoTech, Inc. relating to the acquisition of Lamons Metal Gasket Co.

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 5. INVENTORIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1993       1992
                                                                             -------    -------
Finished goods............................................................   $41,950    $33,230
Work in process...........................................................    12,230     11,600
Raw material..............................................................    22,520     15,970
                                                                             -------    -------
                                                                             $76,700    $60,800
                                                                             -------    -------
                                                                             -------    -------

NOTE 6. PROPERTY AND EQUIPMENT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1993        1992
                                                                           --------    --------
Cost:
  Land and land improvements............................................   $ 13,170    $ 12,380
  Buildings.............................................................     58,250      50,840
  Machinery and equipment...............................................    183,090     161,430
                                                                           --------    --------
                                                                            254,510     224,650
Less accumulated depreciation...........................................     92,280      79,760
                                                                           --------    --------
                                                                           $162,230    $144,890
                                                                           --------    --------
                                                                           --------    --------

     Depreciation expense was $13.9 million, $12.7 million and $10.6 million in 1993, 1992 and 1991, respectively.

NOTE 7. NOTES RECEIVABLE

     Notes receivable are net of an allowance for doubtful accounts of $.7 million at both December 31, 1993 and 1992, and consist principally of the long-term portion of notes receivable arising from the sale of certain products in the normal course of business. These notes bear various fixed interest rates and mature through 2000. At December 31, 1993 the carrying value of these notes receivable approximated their estimated fair value as calculated using the interest rates in effect on that date.

NOTE 8. ACCRUED LIABILITIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1993       1992
                                                                             -------    -------
Employee wages and benefits...............................................   $ 9,830    $ 6,530
Property taxes............................................................     2,630      2,740
Interest..................................................................     2,620        970
Current income taxes......................................................     2,050      2,130
Other.....................................................................    12,270     12,870
                                                                             -------    -------
                                                                             $29,400    $25,240
                                                                             -------    -------
                                                                             -------    -------

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 9. LONG-TERM DEBT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1993        1992
                                                                           --------    --------
Borrowings from banks...................................................   $122,000    $177,000
5% Convertible Subordinated Debentures..................................    115,000
Other...................................................................      2,210       1,600
                                                                           --------    --------
                                                                            239,210     178,600
Less current maturities.................................................        320         110
                                                                           --------    --------
                                                                           $238,890    $178,490
                                                                           --------    --------
                                                                           --------    --------

     In August, 1993 the Company issued $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The Debentures are convertible into Company common stock at $22 5/8 per share, subject to adjustment in certain events. The Debentures are redeemable, at a premium, at the Company's option after August 1, 1996.

     The Company has a $350.0 million revolving credit facility maturing in 1998 with a group of domestic and international banks. The facility permits the Company to borrow under several different interest rate options. The facility contains certain restrictive covenants, the most restrictive of which, at December 31, 1993, requires $186.4 million of shareholders' equity.

     Borrowings from banks at December 31, 1993 and 1992 include $122.0 million and $147.0 million, respectively, owing under the Company's revolving credit facilities. At December 31, 1993 the blended interest rate on borrowings equalled 3.5 percent. The Company had available credit of $228.0 million under the credit facility at December 31, 1993.

     At December 31, 1992 the Company had borrowed $30.0 million from several banks under short term, uncommitted credit facilities. As the Company had the ability and the intent to maintain these borrowings on a long-term basis, borrowings under these short term facilities were classified as long-term debt.

NOTE 10. SUBORDINATED DEBT HELD BY AFFILIATE

     On December 31, 1991 the Company utilized available cash to retire $40.0 million of the $128.0 million 14 percent Subordinated Debentures due 2008, held by MascoTech, Inc., and recognized a $3.9 million pre-tax extraordinary charge ($2.5 million after tax, or $.13 per common share) relative to the payment of the redemption premium associated with the early extinguishment.

     Effective January 1, 1992 the Company exchanged the remaining $88.0 million of 14 percent Subordinated Debentures for a new issue of $88.0 million 12 percent Subordinated Debentures due 1999.

     In April, 1992 the Company retired the $88.0 million 12 percent Subordinated Debentures and recognized a $9.0 million pre-tax extraordinary charge ($5.7 million after tax, or $.22 per common share) relative to the payment of the redemption premium associated with the early extinguishment.

     At December 31, 1993 there were no outstanding Subordinated Debentures held by MascoTech, Inc.

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 11. SHAREHOLDERS' EQUITY

                                                                (IN THOUSANDS)
                                                                                   CUMULATIVE
                                    PREFERRED    COMMON    PAID-IN     RETAINED    TRANSLATION
                                      STOCK      STOCK     CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                                    ---------    ------    --------    --------    -----------    --------
Balance, January 1, 1991.........     $  70       $100     $ 68,600    $ 36,150      $    80      $105,000
  Net income.....................                                        17,750                     17,750
  Preferred stock dividends......                                        (7,000)                    (7,000)
  Other..........................                              (350)                     170          (180)
                                    ---------    ------    --------    --------    -----------    --------
Balance, December 31, 1991.......        70        100       68,250      46,900          250       115,570
  Net income.....................                                        24,040                     24,040
  Common shares issued...........                   40       85,110                                 85,150
  Common stock dividends.........                                        (1,440)                    (1,440)
  Preferred stock dividends......                                        (7,000)                    (7,000)
  Other..........................                               380                   (1,260)         (880)
                                    ---------    ------    --------    --------    -----------    --------
Balance, December 31, 1992.......        70        140      153,740      62,500       (1,010)      215,440
  Net income.....................                                        38,000                     38,000
  Common stock distribution......                  150         (150)
  Common stock dividends.........                                        (3,550)                    (3,550)
  Preferred stock dividends......                                        (5,250)                    (5,250)
  Preferred stock conversion.....       (70)        80          (10)
  Other..........................                               610                     (400)          210
                                    ---------    ------    --------    --------    -----------    --------
Balance, December 31, 1993.......     $-0-        $370     $154,190    $ 91,700      $(1,410)     $244,850
                                    ---------    ------    --------    --------    -----------    --------
                                    ---------    ------    --------    --------    -----------    --------

     During 1993, dividends on the $100 Convertible Participating Preferred Stock, held by MascoTech, Inc., converted from an annual to a quarterly payment schedule. Therefore, the Company paid $12.3 million in preferred stock dividends in 1993 representing dividends accrued through the first three quarters of 1993 and the full year 1992. On December 15, 1993 MascoTech, Inc. converted all of the preferred stock into 7.8 million shares of Company common stock.

     On the basis of amounts paid (declared), cash dividends per common share were $.11 ($.11 1/2) in 1993 and $.02 1/2 ($.05) in 1992.

NOTE 12. STOCK OPTIONS AND AWARDS

     The Company has a Stock Option Plan and a Restricted Stock Incentive Plan which permit the grant of up to a combined total of 2,000,000 shares of Company common stock for stock options or awards to key employees of the Company and its affiliates. Shares available for grant through these two plans were 419,944 and 549,156 at December 31, 1993 and December 31, 1992, respectively.

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 12. STOCK OPTIONS AND AWARDS (CONTINUED)

     Stock option data are as follows (option prices are the fair market value at the dates of grant):

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                    1993                  1992                 1991
                                                                   -------               -------              -------
Options outstanding, January 1...............................        606,000              622,000              160,000
Options granted..............................................                                                  462,000
  Option price per share.....................................                                                   $8 7/8
Options cancelled............................................                              16,000
  Option price per share.....................................                              $8 7/8
Options exercised............................................          2,000
  Option price per share.....................................         $8 7/8
Options outstanding, December 31.............................        604,000              606,000              622,000
  Option price per share.....................................  $7 1/2-$8 7/8        $7 1/2-$8 7/8        $7 1/2-$8 7/8
Exercisable, December 31.....................................        167,200               64,000               48,000

     Restricted long-term incentive stock awards of a net total of 974,056 shares have been granted as of December 31, 1993, with the related costs being expensed over the ten year vesting period. At December 31, 1993 non-vested incentive stock awards had an aggregate carrying value of $7.8 million.

NOTE 13. RETIREMENT PLANS

     The Company has noncontributory retirement benefit plans, both defined benefit plans and profit-sharing and other defined contribution plans, for most of its employees. At December 31, 1993 the combined assets of the Company's defined benefit plans exceeded the combined accumulated benefit obligation by $5.7 million.

     The annual expense for all plans was:

                                                                          (IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                  ------      ------      ------
Defined contribution plans....................................    $2,300      $2,210      $1,630
Defined benefit plans.........................................       500         200         320
                                                                  ------      ------      ------
                                                                  $2,800      $2,410      $1,950
                                                                  ------      ------      ------
                                                                  ------      ------      ------

     Contributions to profit-sharing and other defined contribution plans are generally determined as a percentage of the covered employee's annual salary.

     Defined benefit plans provide retirement benefits for salaried employees based primarily on years of service and average earnings for the five highest consecutive years of compensation. Defined benefit plans covering hourly employees generally provide benefits of stated amounts for each year of service. These plans are funded based on an actuarial evaluation and review of the assets, liabilities and requirements of each plan. Plan assets are held by a trustee and invested principally in cash equivalents and marketable equity and fixed income instruments.

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 13. RETIREMENT PLANS (CONTINUED)

     Net periodic pension cost of defined benefit plans includes the following components:

                                                                         (IN THOUSANDS)
                                                                  FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                 -------------------------------
                                                                  1993        1992        1991
                                                                 -------     -------     -------
Service cost.................................................    $ 2,030     $ 1,710     $ 1,510
Interest cost................................................      2,920       2,680       2,440
Actual return on assets......................................     (5,900)     (2,920)     (4,740)
Net amortization and deferral................................      1,450      (1,270)      1,110
                                                                 -------     -------     -------
                                                                 $   500     $   200     $   320
                                                                 -------     -------     -------
                                                                 -------     -------     -------

     Net amortization and deferral consists of amortization of the net asset or overfunded position at the date of adoption and deferral and amortization of subsequent net gains and losses caused by the actual plan and investment experience differing from that assumed.

     Weighted average rate assumptions used were as follows:

                                                                         FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                      1993      1992      1991
                                                                      -----     -----     -----
Discount rate.....................................................     7.0%      8.2%      8.2%
Rate of increase in compensation levels...........................     5.1%      6.0%      6.0%
Expected long-term rate of return on plan assets..................    12.5%     12.1%     12.0%

     The following table sets forth the funded status of the defined benefit plans:

                                                                    (IN THOUSANDS)
                                                                   AT DECEMBER 31,
                                               --------------------------------------------------------
                                                          1993                          1992
                                               --------------------------    --------------------------
                                               PLANS WHERE    PLANS WHERE    PLANS WHERE    PLANS WHERE
                                                 ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                 EXCEED        BENEFITS        EXCEED        BENEFITS
                                               ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                BENEFITS        ASSETS        BENEFITS        ASSETS
                                               -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation.................     $27,450        $ 6,870        $21,720        $ 5,480
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
  Accumulated benefit obligation............     $27,970        $ 7,580        $22,180        $ 5,750
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
  Projected benefit obligation..............     $37,110        $ 7,580        $28,430        $ 6,600
Plan assets at fair value...................      35,440          5,790         30,680          4,930
                                               -----------    -----------    -----------    -----------
Projected benefit obligation (in excess of)
  or less than plan assets..................      (1,670)        (1,790)         2,250         (1,670)
Unrecognized net (asset) or obligation......      (1,870)          (360)        (2,350)          (130)
Unrecognized prior service cost.............         590            740            540            380
Unrecognized net (gain) or loss.............       4,580          1,500          2,170            410
                                               -----------    -----------    -----------    -----------
     Prepaid pension cost or (pension
       liability)...........................     $ 1,630        $    90        $ 2,610        $(1,010)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

     Several of the Company's subsidiaries and divisions provide certain postretirement health care and life insurance benefits for eligible retired employees under unfunded plans. Some of the plans have cost-sharing provisions. Prior to 1993, the expense recognized for postretirement health care and life insurance benefits was based on actual expenditures. Effective January 1, 1993 the estimated costs

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 13. RETIREMENT PLANS (CONTINUED)

of these postretirement benefits are being accrued in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new accounting method has no effect on the Company's cash flows related to these retiree benefits.

     The Company has decided to amortize the unrecognized accumulated postretirement benefit obligation existing at January 1, 1993 over 20 years as permitted by the new Standard.

     Net periodic postretirement benefit cost for 1993 includes the following components:

                                                                                 (IN THOUSANDS)
Service cost..................................................................        $210
Interest cost.................................................................         520
Amortization of transition obligation.........................................         240
                                                                                    ------
                                                                                      $970
                                                                                    ------
                                                                                    ------

     Rate assumptions used were as follows:

Discount rate.................................................................         7.0%
Rate of increase in health care costs (1993-2000).............................        12.0%
Long-term rate of increase in health care costs subsequent to the year 2000...         7.0%

     The following sets forth the plans' status reconciled with the amount recognized in the Company's balance sheet as of December 31, 1993:

     Accumulated postretirement benefit obligation:

                                                                                 (IN THOUSANDS)
          Retirees............................................................      $ (2,270)
          Fully eligible active plan participants.............................          (920)
          Other active plan participants......................................        (3,100)
                                                                                 --------------
                                                                                      (6,290)

     Unrecognized transition obligation.......................................         4,560
     Unrecognized net (gain) or loss..........................................          (560)
                                                                                 --------------
          Accrued postretirement benefit obligation at December 31, 1993......      $ (2,290)
                                                                                 --------------
                                                                                 --------------

     A one percentage point increase each year in the assumed rate of increase in health care costs would have increased the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $.1 million during 1993, and would have increased the accumulated postretirement benefit obligation at December 31, 1993 by approximately $.8 million.

NOTE 14. OTHER INCOME (EXPENSE), NET

                                                                          (IN THOUSANDS)
                                                                   FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                  ------------------------------
                                                                   1993        1992        1991
                                                                  ------      ------      ------
Interest income................................................   $3,570      $3,600      $7,140
Other, net.....................................................     (300)        470         600
                                                                  ------      ------      ------
                                                                  $3,270      $4,070      $7,740
                                                                  ------      ------      ------
                                                                  ------      ------      ------

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 15. BUSINESS SEGMENT INFORMATION

          The Company's operations in its business segments consist principally of the manufacture and sale of the following:

        Specialty Fasteners: Cold formed fasteners and related metallurgical processing.

        Towing Systems: Vehicle hitches, jacks, winches, couplers and related towing accessories.

        Specialty Container Products: Industrial container closures, pressurized gas cylinders and metallic and non-metallic gaskets.

        Corporate Companies: Specialty drills, cutters and specialized metal finishing services, and flame-retardant facings and jacketings and pressure-sensitive tapes.

        Corporate assets consist primarily of cash and cash equivalents and notes receivable.

                                                                                (IN THOUSANDS)
                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        1993          1992        1991
                                                                      --------      --------    --------
NET SALES
  Specialty Fasteners...............................................  $122,740      $113,020    $ 84,860
  Towing Systems....................................................   139,790       122,960     105,530
  Specialty Container Products......................................   118,970        94,090      97,530
  Corporate Companies...............................................    61,730        58,160      51,520
                                                                      --------      --------    --------
    Total net sales.................................................  $443,230      $388,230    $339,440
                                                                      --------      --------    --------
                                                                      --------      --------    --------
OPERATING PROFIT
  Specialty Fasteners...............................................  $ 19,250      $ 17,340    $ 12,930
  Towing Systems....................................................    22,150        17,670      13,940
  Specialty Container Products......................................    28,820        22,830      25,920
  Corporate Companies...............................................     7,110         6,670       5,990
                                                                      --------      --------    --------
    Total operating profit..........................................    77,330        64,510      58,780
Other income (expense), net.........................................    (6,150)       (8,820)    (19,870)
General corporate expense...........................................    (7,310)       (5,890)     (4,800)
                                                                      --------      --------    --------
    Income before income taxes and extraordinary charge.............  $ 63,870      $ 49,800    $ 34,110
                                                                      --------      --------    --------
                                                                      --------      --------    --------
IDENTIFIABLE ASSETS AT DECEMBER 31
  Specialty Fasteners...............................................  $131,110      $127,570    $131,870
  Towing Systems....................................................   142,340       133,240     126,670
  Specialty Container Products......................................   144,890        73,240      72,730
  Corporate Companies...............................................    53,060        52,710      51,850
                                                                      --------      --------    --------
                                                                       471,400       386,760     383,120
  Corporate.........................................................    92,730        79,860      65,640
                                                                      --------      --------    --------
    Total assets....................................................  $564,130      $466,620    $448,760
                                                                      --------      --------    --------
                                                                      --------      --------    --------
CAPITAL EXPENDITURES
  Specialty Fasteners...............................................  $  9,170      $  3,830    $ 21,810
  Towing Systems....................................................     7,930        10,240       4,400
  Specialty Container Products......................................    16,050         3,480       6,420
  Corporate Companies...............................................     1,320         2,900       1,690
                                                                      --------      --------    --------
                                                                        34,470        20,450      34,320
  Corporate.........................................................        20            30
                                                                      --------      --------    --------
    Total capital expenditures......................................  $ 34,490(A)   $ 20,480    $ 34,320(B)
                                                                      --------      --------    --------
                                                                      --------      --------    --------
DEPRECIATION AND AMORTIZATION
  Specialty Fasteners...............................................  $  6,490      $  6,230    $  3,970
  Towing Systems....................................................     5,250         4,950       4,650
  Specialty Container Products......................................     4,410         3,530       3,370
  Corporate Companies...............................................     2,240         2,130       1,950
                                                                      --------      --------    --------
                                                                        18,390        16,840      13,940
  Corporate.........................................................        80            80          70
                                                                      --------      --------    --------
    Total depreciation and amortization.............................  $ 18,470      $ 16,920    $ 14,010
                                                                      --------      --------    --------
                                                                      --------      --------    --------

Operations are located principally in the United States.

(A) Includes $8.2 million from business acquired.

(B) Includes $19.0 million from business acquired.

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 16. INCOME TAXES

                                                                         (IN THOUSANDS)
                                                                  FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                  -----------------------------
                                                                   1993       1992       1991
                                                                  -------    -------    -------
Income before taxes and extraordinary charge:
  Domestic.....................................................   $60,630    $46,340    $30,400
  Foreign......................................................     3,240      3,460      3,710
                                                                  -------    -------    -------
                                                                  $63,870    $49,800    $34,110
                                                                  -------    -------    -------
                                                                  -------    -------    -------
Provision for income taxes:
  Federal......................................................   $20,980    $15,160    $ 8,340
  State and local..............................................     2,870      2,280      1,830
  Foreign......................................................     1,520      1,440      1,420
  Deferred, principally federal................................       500      1,140      2,260
                                                                  -------    -------    -------
     Income taxes on income before income taxes and
       extraordinary charge....................................    25,870     20,020     13,850
  Tax (credit) related to extraordinary charge.................               (3,230)    (1,410)
                                                                  -------    -------    -------
     Net income taxes..........................................   $25,870    $16,790    $12,440
                                                                  -------    -------    -------
                                                                  -------    -------    -------
Provision for deferred income taxes by temporary difference
  components:
     Depreciation..............................................   $ 1,130    $ 1,790    $ 2,130
     Inventory.................................................       100        (50)    (1,080)
     Other, net................................................      (730)      (600)     1,210
                                                                  -------    -------    -------
                                                                  $   500    $ 1,140    $ 2,260
                                                                  -------    -------    -------
                                                                  -------    -------    -------

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate applicable to income before income taxes and extraordinary charge:

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                        ------------------------
                                                                        1993      1992      1991
                                                                        ----      ----      ----
U.S. federal statutory tax rate......................................   35.0%     34.0%     34.0%
State and local taxes, net of federal tax benefit....................    2.9       3.0       3.4
Foreign taxes in excess of U.S. federal tax rate.....................     .6        .9        .6
Nondeductible amortization of excess of cost over net assets of
  acquired companies.................................................    1.7       2.1       2.7
Other, net...........................................................     .3        .2       (.1)
                                                                        ----      ----      ----
     Effective tax rate before extraordinary charge..................   40.5%     40.2%     40.6%
                                                                        ----      ----      ----
                                                                        ----      ----      ----

                      TRIMAS CORPORATION AND SUBSIDIARIES

NOTE 16. INCOME TAXES (CONTINUED)
     Items that gave rise to deferred taxes:

                                                                             (IN THOUSANDS)
                                                                            AT DECEMBER 31,
                                                           --------------------------------------------------
                                                                    1993                       1992
                                                           -----------------------    -----------------------
                                                           DEFERRED     DEFERRED      DEFERRED     DEFERRED
                                                             TAX           TAX          TAX           TAX
                                                            ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                                           --------    -----------    --------    -----------
Property and equipment..................................                 $18,040                    $16,280
Inventory...............................................    $  170                     $  470
Accrued liabilities.....................................     3,260                      2,450
Other...................................................     4,200         3,550        2,320         2,420
                                                           --------    -----------    --------    -----------
                                                            $7,630       $21,590       $5,240       $18,700
                                                           --------    -----------    --------    -----------
                                                           --------    -----------    --------    -----------

     At December 31, 1993 capital loss carryforwards, for tax purposes only, equalled $3.2 million and expire in 1995.

NOTE 17. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                    QUARTERS ENDED
                                                   ------------------------------------------------
                                                   DECEMBER     SEPTEMBER       JUNE        MARCH
                                                     31ST         30TH          30TH         31ST
                                                   --------     ---------     --------     --------
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1993:
  Net sales.....................................   $108,000     $109,710      $118,600     $106,920
  Gross profit..................................   $36,070      $ 35,020      $ 38,240     $ 32,770
  Net income....................................   $ 8,480      $  9,450      $ 11,650     $  8,420
  Earnings available for common stock...........   $ 8,480      $  7,700      $  9,900     $  6,670
  Primary earnings per common share.............      $.23          $.26          $.34         $.23
  Fully diluted earnings per common share.......      $.22          $.25          $.32         $.23
  Weighted average common and common equivalent
     shares outstanding:
       Primary..................................    37,004        29,189        29,171       29,131
       Fully diluted............................    42,120        40,016        36,974       36,926
1992:
  Net sales.....................................   $84,860      $100,600      $106,950     $ 95,820
  Gross profit..................................   $27,010      $ 30,730      $ 34,870     $ 29,510
  Before extraordinary charge:
     Income.....................................   $ 6,340      $  8,280      $  9,550     $  5,610
     Earnings available for common stock........   $ 4,590      $  6,530      $  7,800     $  3,860
     Primary earnings per common share..........      $.16          $.22          $.30         $.19
     Fully diluted earnings per common share....      $.16          $.22          $.28         $.19
  After extraordinary charge:
     Net income.................................   $ 6,340      $  8,280      $  3,810     $  5,610
     Earnings available for common stock........   $ 4,590      $  6,530      $  2,060     $  3,860
     Primary earnings per common share..........      $.16          $.22          $.08         $.19
     Fully diluted earnings per common share....      $.16          $.22          $.08         $.19
  Weighted average common and common equivalent
     shares outstanding:
       Primary..................................    29,073        29,027        26,161       19,810
       Fully diluted............................    36,895        36,832        33,951       27,640

                      TRIMAS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 17. INTERIM FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

     Quarterly earnings per common share amounts for 1993 do not total to the full year amount due to the change in the number of common shares outstanding occurring during the year.

     Earnings per common share in the fourth quarter of 1993 and 1992 were improved by $.04 and $.03, net, respectively, resulting from various year-end adjustments to accrual estimates recorded earlier in each year.

QUARTERLY COMMON STOCK PRICE AND DIVIDEND INFORMATION:

                                                         MARKET PRICE
                              1993                     ----------------      DIVIDENDS
                            QUARTER                    HIGH        LOW       DECLARED
            ----------------------------------------   -----      -----      ---------
            Fourth..................................   $24 5/8   $18 1/4      $ .03
            Third...................................    20        17            .03
            Second..................................    18 3/4    15 5/8        .03
            First...................................    16 1/2    14 1/4        .025

                                                        MARKET PRICE
                              1992                     --------------      DIVIDENDS
                            QUARTER                    HIGH      LOW       DECLARED
            ----------------------------------------   -----    -----      ---------
            Fourth..................................   $14 7/8  $11 1/4      $.025
            Third...................................    12 1/4   10 5/8       .025
            Second..................................    12 1/4    9 3/4        --
            First...................................    12 5/8    8 7/8        --

                      TRIMAS CORPORATION AND SUBSIDIARIES

                   SCHEDULE V. PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                   COLUMN A                        COLUMN B       COLUMN C       COLUMN D        COLUMN E        COLUMN F
- ----------------------------------------------   ------------    -----------    -----------    ------------    ------------
                                                                                                  OTHER
                                                  BALANCE AT                                     CHANGES         BALANCE
                                                  BEGINNING       ADDITIONS                        ADD            AT END
                CLASSIFICATION                    OF PERIOD        AT COST      RETIREMENTS      (DEDUCT)       OF PERIOD
- ----------------------------------------------   ------------    -----------    -----------    ------------    ------------
                                                                     (A)                           (B)
1993:
  Land and land improvements..................   $ 12,380,000    $   820,000    $  480,000     $    450,000    $ 13,170,000
  Buildings...................................     50,840,000      3,500,000     1,830,000        5,740,000      58,250,000
  Machinery and equipment.....................    135,040,000     13,310,000     1,120,000        6,330,000     153,560,000
  Office, delivery and other equipment........     15,140,000      3,040,000       620,000          540,000      18,100,000
  Construction in progress....................     11,250,000     13,820,000                    (13,640,000)     11,430,000
                                                 ------------    -----------    -----------    ------------    ------------
                                                 $224,650,000    $34,490,000    $4,050,000     $   (580,000)   $254,510,000
                                                 ------------    -----------    -----------    ------------    ------------
                                                 ------------    -----------    -----------    ------------    ------------
1992:
  Land and land improvements..................   $ 12,490,000    $    60,000    $  120,000     $    (50,000)   $ 12,380,000
  Buildings...................................     47,750,000      2,880,000       400,000          610,000      50,840,000
  Machinery and equipment.....................    127,030,000      5,040,000       960,000        3,930,000     135,040,000
  Office, delivery and other equipment........     14,360,000      1,210,000       580,000          150,000      15,140,000
  Construction in progress....................      5,690,000     11,290,000        10,000       (5,720,000)     11,250,000
                                                 ------------    -----------    -----------    ------------    ------------
                                                 $207,320,000    $20,480,000    $2,070,000     $ (1,080,000)   $224,650,000
                                                 ------------    -----------    -----------    ------------    ------------
                                                 ------------    -----------    -----------    ------------    ------------
1991:
  Land and land improvements..................   $  9,000,000    $ 3,040,000    $   10,000     $    460,000    $ 12,490,000
  Buildings...................................     44,890,000      2,990,000        10,000         (120,000)     47,750,000
  Machinery and equipment.....................    106,560,000     17,900,000     1,080,000        3,650,000     127,030,000
  Office, delivery and other equipment........     11,490,000      3,730,000     1,670,000          810,000      14,360,000
  Construction in progress....................      2,870,000      6,660,000                     (3,840,000)      5,690,000
                                                 ------------    -----------    -----------    ------------    ------------
                                                 $174,810,000    $34,320,000    $2,770,000     $    960,000    $207,320,000
                                                 ------------    -----------    -----------    ------------    ------------
                                                 ------------    -----------    -----------    ------------    ------------

Notes:

(A) Including fixed asset additions of $8,210,000 in 1993 and $18,990,000 in 1991 obtained through the acquisition of companies.

(B) Adjustments and reclassifications between accounts.

                      TRIMAS CORPORATION AND SUBSIDIARIES

       SCHEDULE VI. ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                    COLUMN A                         COLUMN B       COLUMN C       COLUMN D      COLUMN E      COLUMN F
                   ----------                       ----------    -----------     -----------   ----------    ----------
                                                                   ADDITIONS                      OTHER
                                                     BALANCE AT    CHARGED TO                     CHANGES       BALANCE
                                                     BEGINNING      COST AND                        ADD         AT END
                 CLASSIFICATION                      OF PERIOD      EXPENSES      RETIREMENTS    (DEDUCT)      OF PERIOD
- -------------------------------------------------   -----------    -----------    -----------    ---------    -----------
                                                                                                    (A)
1993:
  Land improvements..............................   $   600,000   $    20,000    $    10,000    $ (10,000)    $   600,000
  Buildings......................................    10,530,000     2,170,000        180,000      180,000      12,700,000
  Machinery and equipment........................    62,180,000     9,420,000        520,000     (460,000)     70,620,000
  Office, delivery and other equipment...........     6,450,000     2,320,000        530,000      120,000       8,360,000
                                                    -----------    -----------    -----------    ---------    -----------
                                                    $79,760,000   $13,930,000    $ 1,240,000    $(170,000)    $92,280,000
                                                    -----------    -----------    -----------    ---------    -----------
                                                    -----------    -----------    -----------    ---------    -----------
1992:
  Land improvements..............................   $   410,000    $  100,000                    $ 90,000     $   600,000
  Buildings......................................     9,010,000     1,860,000     $   60,000     (280,000)     10,530,000
  Machinery and equipment........................    54,640,000     8,670,000        700,000     (430,000)     62,180,000
  Office, delivery and other equipment...........     4,880,000     2,120,000        500,000      (50,000)      6,450,000
                                                    -----------    -----------    -----------    ---------    -----------
                                                    $68,940,000   $12,750,000     $1,260,000    $(670,000)    $79,760,000
                                                    -----------    -----------    -----------    ---------    -----------
                                                    -----------    -----------    -----------    ---------    -----------
1991:
  Land improvements..............................   $   290,000    $  100,000                    $ 20,000     $   410,000
  Buildings......................................     7,280,000     1,760,000     $   10,000      (20,000)      9,010,000
  Machinery and equipment........................    48,410,000     6,920,000        820,000      130,000      54,640,000
  Office, delivery and other equipment...........     4,420,000     1,820,000      1,340,000      (20,000)      4,880,000
                                                    -----------    -----------    -----------    ---------    -----------
                                                    $60,400,000   $10,600,000     $2,170,000     $110,000     $68,940,000
                                                    -----------    -----------    -----------    ---------    -----------
                                                    -----------    -----------    -----------    ---------    -----------

Note:

(A) Adjustments and reclassifications between accounts.

                      TRIMAS CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

          COLUMN A               COLUMN B             COLUMN C               COLUMN D      COLUMN E
          ---------             ---------     ------------------------      ----------    ----------
                                                      ADDITIONS
                                              --------------------------
                                                 CHARGED        CHARGED
                                BALANCE AT     (CREDITED)     (CREDITED)                   BALANCE
                                BEGINNING       TO COST        TO OTHER                     AT END
         DESCRIPTION            OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
- -----------------------------   ----------    ------------    ----------    ----------    ----------
                                                                 (A)           (B)
Allowance for doubtful
  accounts, deducted from
  accounts receivable in the
  balance sheet:
     1993....................   $1,430,000     $  800,000     $ 160,000      $590,000     $1,800,000
                                ----------    ------------    ----------    ----------    ----------
                                ----------    ------------    ----------    ----------    ----------
     1992....................   $1,750,000     $  440,000     $(310,000)     $450,000     $1,430,000
                                ----------    ------------    ----------    ----------    ----------
                                ----------    ------------    ----------    ----------    ----------
     1991....................   $1,560,000     $  420,000     $ 410,000      $640,000     $1,750,000
                                ----------    ------------    ----------    ----------    ----------
                                ----------    ------------    ----------    ----------    ----------
Allowance for doubtful
  accounts, deducted from
  notes receivable in the
  balance sheet:
     1993....................   $ 650,000      $       --     $      --      $     --     $  650,000
                                ----------    ------------    ----------    ----------    ----------
                                ----------    ------------    ----------    ----------    ----------
     1992....................   $ 650,000      $       --     $      --     $      --     $  650,000
                                ----------    ------------    ----------    ----------    ----------
                                ----------    ------------    ----------    ----------    ----------
     1991....................   $1,220,000     $ (350,000)    $(220,000)    $      --     $  650,000
                                ----------    ------------    ----------    ----------    ----------
                                ----------    ------------    ----------    ----------    ----------

Notes:

(A) Allowance of companies acquired, and other adjustments, net.

(B) Doubtful accounts charged off, less recoveries.

                      TRIMAS CORPORATION AND SUBSIDIARIES

             SCHEDULE X. SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                      COLUMN A                                          COLUMN B
                      --------                         ------------------------------------------
                                                              CHARGED TO COSTS AND EXPENSES
                                                       ------------------------------------------
                        ITEM                              1993            1992            1991
                        ----                           -----------     -----------     ----------
Maintenance and repairs.............................   $11,780,000     $10,470,000     $9,730,000
                                                       -----------     -----------     ----------
                                                       -----------     -----------     ----------

     Other captions provided under this schedule are excluded as the amounts related to such captions are not material, or they are disclosed in the notes to the financial statements.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION
- -------   -----------------------------------------------------------------------------------
 3.i      Restated Certificate of Incorporation of MascoTech, Inc. and amendments thereto.
 3.ii     Bylaws of MascoTech, Inc., as amended.(3)
 4.a      Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as
          MascoTech, Inc.) and Morgan Guaranty Trust Company of New York, as Trustee, and
          Directors' resolutions establishing the Company's 4 1/2% Convertible Subordinated
          Debentures Due 2003.
 4.b      Indenture dated as of February 1, 1987 between Masco Industries, Inc. (now known as
          MascoTech, Inc.) and Chemical Bank (successor by merger to Manufacturers Hanover
          Trust Company), as Trustee, and Directors' resolutions establishing the Company's
          10% Senior Subordinated Notes Due 1995.(4)
 4.c      Credit Agreement dated as of September 2, 1993 by and among MascoTech, Inc., the banks party thereto, NBD Bank, N.A., as Agent, and Comerica Bank, The Bank of New
          York, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York
          and NationsBank of North Carolina, N.A., as Co-Agents.(2)
Note:     Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of MascoTech, Inc. or its subsidiaries have not been filed since
          (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of MascoTech, Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the Securities and
          Exchange Commission upon request.
10.a      Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco
          Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation.(8)
10.b      Corporate Services Agreement dated as of January 1, 1987 between Masco Industries,
          Inc. (now known as MascoTech, Inc.) and Masco Corporation.(6)
10.c      Corporate Opportunities Agreement dated as of May 1, 1984 between Masco Industries,
          Inc. (now known as MascoTech, Inc.) and Masco Corporation.(8)
10.d      Stock Repurchase Agreement dated as of May 1, 1984 between Masco Industries, Inc.
          (now known as MascoTech, Inc.) and Masco Corporation and related forfeiture letter dated September 20, 1985, Amendment to Stock Repurchase Agreement dated as of
          December 20, 1990 and Agreement dated as of November 23, 1993 including an amendment to Stock Repurchase Agreement.
Note:     Exhibits 10.e through 10.o constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.e      MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated September 14, 1993).
10.f      MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated September 14, 1993).
10.g      MascoTech, Inc. 1984 Stock Option Plan (Restated September 14, 1993).
10.h      Masco Corporation 1991 Long Term Stock Incentive Plan.(7)
10.i      Masco Corporation 1988 Restricted Stock Incentive Plan (Restated September 11,
          1990).(8)
10.j      Masco Corporation 1988 Stock Option Plan (Restated September 11, 1990).(8)
10.k      Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan (Restated
          September 11, 1990).(8)
10.1      Masco Corporation 1984 Stock Option Plan (Restated September 11, 1990).(8)
10.m      Masco Corporation Restricted Stock Incentive Plan (Restated September 11, 1990).(8)
10.n      Supplemental Executive Retirement and Disability Plan.(6)
10.o      Form of Agreement dated June 29, 1989 between Masco Industries, Inc. (now known as
          MascoTech, Inc.) and certain of its officers.(9)
10.p      Assumption and Indemnification Agreement dated as of December 27, 1988 between
          Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas Corporation.(6)

EXHIBIT
NUMBER                                        DESCRIPTION
- -------   -----------------------------------------------------------------------------------
10.q      Corporate Opportunities Agreement dated as of December 27, 1988 among Masco
          Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and TriMas
          Corporation.(6)
10.r      Stock Repurchase Agreement dated as of December 27, 1988 among Masco Industries,
          Inc. (now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation.(6)
10.s      Registration Agreement dated as of December 27, 1988 among Masco Industries,
          Inc.(now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation
          together with Amendment to Registration Agreement dated as of January 5, 1993
          (which also relates to the Form of Agreement filed as Exhibit 10.o).(6)
10.t      Credit Agreement dated February 1, 1993 among TriMas Corporation, certain banks and
          NationsBank of North Carolina, N.A., as agent.(6)
10.u      Stock Purchase Agreement between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.) dated as of December 23, 1991 (regarding Masco Capital
          Corporation).(7)
10.v      Exchange Agreement dated December 18, 1990 between Masco Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation.(8)
10.w      Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 between MascoTech, Inc. and Masco Corporation, including form of Note.(1)
10.x      Registration Agreement dated as of March 31, 1993 between Masco Industries, Inc.
          (now known as MascoTech, Inc.) and Masco Corporation.(5)
11        Computation of Earnings (Loss) Per Common Share.
12        Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock
          Dividends.
21        List of Subsidiaries.
23.a      Consent of Coopers & Lybrand relating to MascoTech, Inc.'s Financial Statements and
          Financial Statement Schedules.
23.b      Consent of Coopers & Lybrand relating to TriMas Corporation's Financial Statements and Financial Statement Schedules.

- -------------------------
(1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

(2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated June 22, 1993.

(4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Registration Statement on Form S-3 dated March 9, 1993.

(5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated February 1, 1993.

(6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992.

(7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991.

(8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990.

(9) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989.