Form 10-Q
period 1994-03-31
MASCOTECH INC
filed 1994-05-16
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended March 31, 1994
Commission File Number 1-12068


                                 MASCOTECH, INC.
              (Exact name of Registrant as specified in its Charter)



           Delaware                                           38-2513957
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  21001 Van Born Road, Taylor, Michigan                          48180
(Address of principal executive offices)                       (Zip Code)



                                (313) 274-7405
                                (Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   April 30, 1994

Common stock, par value $1 per share                     60,680,000

                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              March 31, 1994 and December 31, 1993           1

           Consolidated Condensed Statement of Income
              for the Three Months Ended
              March 31, 1994 and 1993                        2

           Consolidated Condensed Statement of
              Cash Flows for the Three Months
              Ended March 31, 1994 and 1993                  3

           Notes to Consolidated Condensed Financial
              Statements                                    4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     6

Part II. Other Information and Signature                    7-8

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                       March 31, 1994 and December 31, 1993
                              (Dollars in thousands)



                                               March 31,      December 31,
    ASSETS                                       1994             1993
Current assets:
    Cash and cash investments                 $   49,450       $   83,200
    Marketable securities                         57,800           27,790
    Receivables                                  259,920          238,820
    Inventories                                  149,000          140,040
    Deferred and refundable income taxes          41,580           41,780
    Prepaid expenses and other assets             31,740           24,210
              Total current assets               589,490          555,840

Equity and other investments in affiliates       167,660          170,510
Property and equipment, net                      526,320          490,190
Excess of cost over net assets of acquired
  companies                                      436,980          439,760
Notes receivable and other assets                 84,840           66,100
Net assets of discontinued operations             42,470           67,510
              Total assets                    $1,847,760       $1,789,910

    LIABILITIES
Current liabilities:
    Accounts payable                          $  103,820       $   95,520
    Accrued liabilities                          100,280          103,260
    Current portion of long-term debt              1,730            2,830
              Total current liabilities          205,830          201,610

Long-term debt                                   822,490          788,360
Deferred income taxes and other long-term
  liabilities                                    131,100          132,310
              Total liabilities                1,159,420        1,122,280

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million         10,800           10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 60.7 million
    and 60.5 million                              60,670           60,510
Paid-in capital                                  367,810          367,290
Retained earnings                                254,000          232,120
Cumulative translation adjustments                (4,940)          (3,090)
              Total shareholders' equity         688,340          667,630
              Total liabilities and
                shareholders' equity          $1,847,760       $1,789,910


                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF INCOME
                For the Three Months Ended March 31, 1994 and 1993
                  (Dollars in thousands except per share amounts)



                                            Three Months Ended March 31
                                               1994              1993

Net sales                                   $ 412,410         $ 404,070

Cost of sales                                (332,120)         (319,320)
Selling, general and
  administrative expenses                     (44,660)          (44,970)

     Operating profit                          35,630            39,780

Other income (expense), net:
   Interest expense, Masco Corporation         ---               (1,950)
   Other interest expense                     (11,080)          (18,470)
   Equity and interest income from
     affiliates                                 4,620             3,610
   Other income, net                           14,660             4,300

                                                8,200           (12,510)

Income from continuing operations
  before income taxes                          43,830            27,270
Income taxes                                   17,530            11,200

Income from continuing operations              26,300            16,070
Income from operations of
  discontinued segment                         ---                1,450

Net income                                  $  26,300         $  17,520

Preferred stock dividends                   $   3,240         $   2,330

Earnings attributable to common stock       $  23,060         $  15,190

Earnings per common and common
 equivalent share:
 Primary:
   Continuing operations                        $ .34             $ .22
   Income from operations of
     discontinued segment                         --                .03
   Earnings attributable to
     common stock                               $ .34             $ .25

 Fully diluted:
   Continuing operations                        $ .32             $ .22
   Income from operations of
     discontinued segment                         --                .02
   Earnings attributable to
     common stock                               $ .32             $ .24

Cash dividends declared                         $ .02               --

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                 MASCOTECH, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                For the Three Months Ended March 31, 1994 and 1993
                              (Dollars in thousands)

                                                         Three Months Ended
                                                               March 31

                                                         1994          1993
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                        $ 27,340      $ 30,860
         (Increase) in inventories                       (7,100)       (5,890)
         (Increase) in receivables                      (18,940)      (18,730)
         (Decrease) in accounts payable and
            accrued liabilities                          (2,150)       (4,860)
         (Increase) in marketable
            securities, net                             (30,010)      (15,650)
         Discontinued operations, net                      ---          1,530
         Other, net                                      (6,990)        1,870
            Net cash (used for)
               operating activities                     (37,850)      (10,870)

     FINANCING:
         Issuance of convertible debt                   337,240          ---
         Increase in other debt                            ---        125,000
         Retirement of 10 1/4% Notes                   (253,120)         ---
         Payment of other debt                          (69,570)       (4,180)
         Payment of preferred stock dividends            (3,240)       (4,650)
         Payment of common stock dividends               (1,200)         ---
         Other, net                                      (3,440)         (400)
            Net cash from financing
               activities                                 6,670       115,770

     INVESTMENTS:
         Capital expenditures                           (24,790)      (12,730)
         Proceeds from sale of Energy-related
           business                                      13,500          ---
         Receipt of cash from note receivable              ---         10,000
         Sale of common stock of affiliate                9,810          ---
         Cash paid Masco Corporation                       ---        (87,500)
         Other, net                                      (1,090)      (10,390)
            Net cash (used for) investing
               activities                                (2,570)     (100,620)

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the three months           (33,750)        4,280
     At January 1                                        83,200        76,000
          At March 31                                  $ 49,450      $ 80,280


Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                     $ 26,520      $ 30,180

          Income taxes                                 $  2,810      $  2,610

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at March 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. The statements of income and cash flows and related notes for the three months ended
      March 31, 1993 have been reclassified to present the Energy-related segment as discontinued operations. In addition, the balance sheet as of March 31, 1994 and December 31, 1993 reflects the Energy-related segment as discontinued operations. Effective June 23, 1993, the Company changed its name to MascoTech, Inc. from Masco Industries, Inc. Certain 1993 amounts have been reclassified to conform to the presentation adopted in 1994.

      Primary earnings per common share were calculated based on 77.6 million and 61.6 million weighted average common shares outstanding for the three months ended March 31, 1994 and 1993, respectively.

      Fully diluted earnings per common share were calculated based on 87.5 million and 72.5 million weighted average common shares outstanding for the three months ended March 31, 1994 and 1993, respectively.

B.    Inventories by component are as follows (in thousands):

                                                March 31,    December 31,
                                                  1994           1993

          Finished goods                        $ 36,680       $ 39,400
          Work in process                         43,760         38,240
          Raw materials                           68,560         62,400

                                                $149,000       $140,040

C. Property and equipment, net reflects accumulated depreciation of $318 million and $308 million as at March 31, 1994 and December 31, 1993, respectively.

D. Other income, net for the three months ended March 31, 1994 includes gains aggregating approximately $9.8 million pre-tax (approximately $.07 per common share after-tax) from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

                                  MASCOTECH, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (concluded)

E. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 28 percent at March 31, 1993 and approximately 42 percent at March 31, 1994. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows
      (in thousands):

                                                           March 31
                                                      1994           1993

           Current assets                         $  820,740      $  852,870
           Current liabilities                      (263,700)       (249,740)
             Working capital                         557,040         603,130
           Property and equipment, net               690,480         689,040
           Excess of cost over net
             assets of acquired companies            523,290         596,320
           Other assets                              283,520         238,710
           Long-term debt                         (1,061,150)     (1,425,190)
           Deferred income taxes and
             other long-term liabilities            (160,660)       (233,250)
           Equity of the other shareholders
             of TriMas                              (144,180)       (109,320)
             Equity of shareholders of
               MascoTech                          $  688,340      $  359,440

           Net sales                              $  545,350      $  510,170

           Operating profit                       $   56,030      $   55,290

           Income from continuing
             operations                           $   26,300      $   16,070

           Net income                             $   26,300      $   17,520

           Earnings attributable to
             common stock                         $   23,060      $   15,190


F. In January, 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds of approximately $337 million were used to redeem $250 million of 10 1/4% Subordinated Notes on February 1, 1994
      and to reduce other      indebtedness.

                                  MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales and earnings per common share from continuing operations for the first quarter 1994 were the highest for any first quarter in the history of the Company. Net sales from continuing operations for the first quarter ended March 31, 1994 increased two percent to $412 million from $404 million in 1993. Sales of transportation-related products for the first quarter of 1994 increased four percent. First quarter transportation-related products sales were negatively impacted by the planned phaseout in 1993 of certain product programs by the Company's automotive customers. This reduction was more than offset by higher levels of automotive production and by certain new product and replacement programs in the first quarter. Additionally, the Company anticipates increased sales from new and replacement programs scheduled for introduction in the latter half of 1994 and in 1995. Sales of specialty products decreased six percent from first quarter 1993, primarily as a result of the severe winter weather in the first quarter which adversely impacted the residential and commercial construction markets served by the Company.

      Income from continuing operations for the first quarter 1994, after preferred stock dividends, increased 68 percent to $23.1 million or $.32 per common share as compared with $13.7 million or $.22 per common share in the first quarter of 1993. Operating profit was impacted by the phaseout of certain product programs by our automotive customers, new product program launch costs and by costs and expenses associated with the architectural products group related to the consolidation of certain operating activities, start up costs associated with a new manufacturing process and the severe winter weather.

      First quarter 1994 income benefitted from higher income from equity affiliates and reduced interest expense resulting from the redemption in late 1993 of convertible subordinated debt for Company Common Stock and the redemption in early 1994 of subordinated debt with lower cost financing. First quarter 1994 results also benefitted from gains aggregating approximately $9.8 million pre-tax (approximately $.07 per common share after-tax) from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

      In January, 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds were used to redeem $250 million of 10 1/4% Subordinated Notes on February 1, 1994 and to reduce other indebtedness.

      In late 1993, the Company adopted a formal plan to divest its energy-related business segment, which consisted of seven business units with net sales and operating profit of $52 million and $3.3 million, respectively, for the three months ended March 31, 1993. As of March 31, 1994, three energy-related business units have been sold for approximately $118 million cash and other non-cash consideration. The remaining four energy-related business units had net assets at March 31, 1994 of approximately $42.5 million (adjusted to reflect the anticipated loss upon disposition, net of tax benefit). The energy-related business segment had net sales of $25.5 and a net operating loss of $.3 million (charged to the loss reserve established in 1993) for the three months ended
      March 31, 1994.

      The Company's cash, additional borrowings available under the Company's revolving credit agreement and anticipated internal cash flow are expected to provide sufficient liquidity to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements, including the retirement of Senior Subordinated Notes maturing in 1995, will be satisfied through the following: its internal cash flow; divestiture of the remaining businesses in the energy-related segment, other nonstrategic operating assets and certain additional financial assets; and, to the extent necessary, future financings in the financial markets. At March 31, 1994, current assets were in excess of two times current liabilities.

                            PART II.  OTHER INFORMATION
                                  MASCOTECH, INC.

Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:


         Exhibit 11     Computation of Earnings Per Common Share
                         - Primary and Fully Diluted


         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

        (b)    Reports on Form 8-K:


            1.    Report on Form 8-K dated January 11, 1994 reporting under
                  Item 5 "Other Events" the reclassification of certain of the Company's financial statements and financial information to reflect the treatment of the Company's energy-related businesses as discontinued operations in connection with the Company's previously reported plan to dispose of such businesses. The following financial statements and financial information were filed with such report:

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

            2. Report on Form 8-K dated March 2, 1994 reporting under Item 5 "Other Events" certain financial information related to 1993. The following financial statements were filed with such report:

                        (i) MascoTech, Inc. and Subsidiaries Audited Consolidated Financial Statements as of
                              December 31, 1993 and 1992 and for the three years in the period ended December 31, 1993 and notes thereto.

                                     SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      May 13, 1994                 By:  /s/ Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)


                                  MASCOTECH, INC.

                                   EXHIBIT INDEX



Exhibit



Exhibit 11        Computation of Earnings Per Common Share
                     - Primary and Fully Diluted

Exhibit 12        Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock
                     Dividends