Form 10-Q
period 1994-06-30
MASCOTECH INC
filed 1994-08-12
CIK 745448

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended June 30, 1994
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   July 31, 1994

Common stock, par value $1 per share                     58,660,000

PAGE

                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              June 30, 1994 and December 31, 1993           1

           Consolidated Condensed Statements of Income
              for the Three Months and Six Months Ended
              June 30, 1994 and 1993                        2

           Consolidated Condensed Statement of
              Cash Flows for the Six Months
              Ended June 30, 1994 and 1993                  3

           Notes to Consolidated Condensed Financial
              Statements                                    4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    6-7

Part II. Other Information and Signature                    8-9


                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                        June 30, 1994 and December 31, 1993
                              (Dollars in thousands)



                                               June 30,       December 31,
    ASSETS                                       1994             1993
Current assets:
    Cash and cash investments                 $   45,660       $   83,200
    Marketable securities                         64,460           27,790
    Receivables                                  262,070          238,820
    Inventories                                  154,140          140,040
    Deferred and refundable income taxes          40,600           41,780
    Prepaid expenses and other assets             42,690           24,210
              Total current assets               609,620          555,840

Equity and other investments in affiliates       174,560          170,510
Property and equipment, net                      546,370          490,190
Excess of cost over net assets of acquired
  companies                                      436,870          439,760
Notes receivable and other assets                 71,080           66,100
Net assets of discontinued operations             40,060           67,510
              Total assets                    $1,878,560       $1,789,910

    LIABILITIES
Current liabilities:
    Accounts payable                          $   93,220       $   95,520
    Accrued liabilities                          123,500          103,260
    Current portion of long-term debt              3,350            2,830
              Total current liabilities          220,070          201,610

Long-term debt                                   835,320          788,360
Deferred income taxes and other long-term
  liabilities                                    136,220          132,310
              Total liabilities                1,191,610        1,122,280

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million         10,800           10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 58.7 million
    and 60.5 million                              58,670           60,510
Paid-in capital                                  340,370          367,290
Retained earnings                                278,370          232,120
Cumulative translation adjustments                (1,260)          (3,090)
              Total shareholders' equity         686,950          667,630
              Total liabilities and
                shareholders' equity          $1,878,560       $1,789,910


                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             For the Three and Six Months Ended June 30, 1994 and 1993
                  (Dollars in thousands except per share amounts)

                                         Three Months Ended          Six MonthsEnded
                                              June 30,               June 30,
                                           1994      1993             1994      1993
Net sales                              $ 432,780   $ 412,530       $ 845,190  $ 816,600

Cost of sales                           (343,070)   (326,920)       (675,190)  (646,240)
Selling, general and
  administrative expenses                (49,310)    (47,180)        (93,970)   (92,150)

     Operating profit                     40,400      38,430          76,030     78,210

Other income (expense), net:
   Interest expense, Masco
     Corporation                            ---       (1,950)           ---      (3,900)
   Other interest expense                (11,840)    (18,500)        (22,920)   (36,970)
   Equity and interest income
     from affiliates                       8,070       6,820          12,690     10,430
   Gain from change in investment of
     equity affiliates                      ---        9,470            ---       9,470
   Other income, net                      13,260       2,380          27,920      6,680
                                           9,490      (1,780)         17,690    (14,290)
Income from continuing operations
  before income taxes                     49,890      36,650          93,720     63,920
Income taxes                              20,450      15,340          37,980     26,540

Income from continuing operations         29,440      21,310          55,740     37,380
Income from operations of
  discontinued segment                      ---          430            ---       1,880

Net income                             $  29,440   $  21,740       $  55,740  $  39,260

Preferred stock dividends              $   3,240   $   2,500       $   6,480  $   4,830

Earnings attributable to
  common stock                         $  26,200   $  19,240       $  49,260  $  34,430

Earnings per common and
 common equivalent share:
 Primary:
   Continuing operations                   $ .39       $ .34           $ .73      $ .56
   Income from operations of
     discontinued segment                    --          .01             --         .03
   Earnings attributable to
     common stock                          $ .39       $ .35           $ .73       $.59

 Fully diluted:
   Continuing operations                   $ .37       $ .31           $ .69      $ .51
   Income from operations of
     discontinued segment                    --          .01             --         .03
   Earnings attributable to
     common stock                          $ .37       $ .32           $ .69      $ .54

Cash dividends declared                    $ .02         .02           $ .04      $ .02


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

PAGE

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 1994 and 1993
                             (Dollars in thousands)

                                                         Six Months Ended
                                                              June 30,

                                                         1994        1993
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                        $ 59,410    $ 59,870
         (Increase) in inventories                       (6,460)    (10,050)
         (Increase) in receivables                      (32,790)    (21,020)
         Increase in accounts payable
            and accrued liabilities                       9,430       7,930
         (Increase) in marketable
            securities, net                             (36,670)    (15,310)
         Discontinued operations, net                      ---        1,990
         Other, net                                     (13,360)     (1,910)
            Net cash (used for) from
               operating activities                     (20,440)     21,500

     FINANCING:
         Issuance of convertible debt                   337,240        ---
         Increase in other debt                          30,030     275,000
         Retirement of 10 1/4% Notes                   (253,120)       ---
         Payment of other debt                          (82,480)     (6,840)
         Retirement of Company Common Stock             (29,490)       ---
         Payment of preferred stock dividends            (6,480)     (4,650)
         Payment of common stock dividends               (3,010)       ---
         Other, net                                      (3,420)      3,480
            Net cash (used for) from financing
               activities                               (10,730)    266,990

     INVESTMENTS:
         Capital expenditures                           (56,120)    (22,780)
         Proceeds from sale of Energy-related
           business                                      20,330         ---
         Receipt of cash from notes receivable           13,590      14,000
         Sale of common stock of affiliate               17,040        ---
         Cash paid Masco Corporation                       ---      (87,500)
         Other, net                                      (1,210)    (10,030)
            Net cash (used for) investing
               activities                                (6,370)   (106,310)

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the six months             (37,540)    182,180
     At January 1                                        83,200      76,000
          At June 30                                   $ 45,660    $258,180


Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                     $ 34,820    $ 43,320

          Income taxes                                 $  7,480    $  8,240


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                        3
PAGE

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993. The statements of income and cash flows and related notes for the six months ended June 30, 1993 have been reclassified to present the Energy-related segment as discontinued operations. In addition, the balance sheet as of June 30, 1994 and December 31, 1993 reflects the Energy-related segment as discontinued operations. Certain 1993 amounts have been reclassified to conform to the presentation adopted in 1994.

      Primary earnings per common share were calculated based on 76.7 million and 58.4 million weighted average common shares outstanding for the six months ended June 30, 1994 and 1993, respectively.

      Fully diluted earnings per common share were calculated based on 86.8 million and 71.2 million weighted average common shares outstanding for the six months ended June 30, 1994 and 1993, respectively.

B.    Inventories by component are as follows (in thousands):

                                                June 30,     December 31,
                                                  1994           1993

          Finished goods                        $ 34,000       $ 39,400
          Work in process                         46,130         38,240
          Raw materials                           74,010         62,400

                                                $154,140       $140,040

C. Property and equipment, net reflects accumulated depreciation of $332 million and $308 million as at June 30, 1994 and December 31, 1993, respectively.

D. Other income, net for the six months and three months ended June 30, 1994 includes gains aggregating approximately $16.9 million and $7.1 million pre-tax, respectively, (approximately $.12 and $.05 per common share after-tax, respectively), from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

E. In January, 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds of approximately $337 million were used to redeem $250 million of 10 1/4% Subordinated Notes on February 1, 1994 and to reduce other indebtedness.

PAGE

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (concluded)

F. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 28 percent at June 30, 1993 and approximately 42 percent at June 30, 1994. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                            June 30
                                                      1994           1993

           Current assets                         $  852,270      $1,056,660
           Current liabilities                      (275,120)       (274,340)
             Working capital                         577,150         782,320
           Property and equipment, net               711,110         689,510
           Excess of cost over net
             assets of acquired companies            526,890         591,400
           Other assets                              267,920         241,640
           Long-term debt                         (1,073,950)     (1,572,320)
           Deferred income taxes and
             other long-term liabilities            (165,820)       (232,480)
           Equity of the other shareholders
             of TriMas                              (156,350)       (115,240)
             Equity of shareholders of
               MascoTech                          $  686,950      $  384,830

           Net sales                              $1,123,710      $1,040,530

           Operating profit                       $  123,860      $  114,490

           Income from continuing
             operations                           $   55,740      $   37,380

           Net income                             $   55,740      $   39,260

           Earnings attributable to
             common stock                         $   49,260      $   34,430


G. During the second quarter of 1994 the Company has repurchased and retired approximately two million shares of its Common Stock in open-market purchases, pursuant to a Board of Directors' authorized repurchase program.

H. During the second quarter of 1994 the Company amended its existing Revolving Credit Agreement with a group of banks. The amendment resulted in an extension of the due date to July, 1998 from January, 1997; however, under certain circumstances, the due date may be extended until June, 1999.

PAGE

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales and earnings per common share from continuing operations for the second quarter 1994 were the highest for any quarter since MascoTech became a publicly owned company in 1984. Net sales from continuing operations for the second quarter ended June 30, 1994 increased five percent to $433 million from $413 million in 1993. Sales of transportation-related products for the second quarter of 1994 increased eight percent and sales of specialty products decreased four percent from second quarter 1993. Net sales for the six month period ended June 30, 1994 increased four percent over the comparable period in 1993. Sales of transportation-related products for the six months ended June 30, 1994 increased six percent and sales of specialty products decreased five percent from the comparable period in 1993. Transportation-related product sales for the three and six month periods were reduced by the phaseout in 1993 of certain product programs by the Company's automotive customers. This reduction was more than offset by higher levels of automotive production and by certain new product programs. Additionally, the Company anticipates increased sales from new and replacement programs scheduled for introduction in late 1994 and in 1995. Specialty products sales for the three and six month periods were adversely impacted by the continuing softness in the residential and commercial construction markets served by the Company, and the continued decline in defense spending.

      Income from continuing operations for the second quarter 1994, after preferred stock dividends, increased 39 percent to $26.2 million or $.37 per common share as compared with $18.8 million or $.31 per common share in the second quarter of 1993. Results for the six months and three months ended June 30, 1994 benefitted from higher income from equity affiliates and reduced interest expense. Results for the six months and three months ended June 30, 1994 also benefitted from gains aggregating approximately $16.9 million and $7.1 million pre-tax, respectively, (approximately $.12 and $.05 per common share after-tax, respectively) from the sale by the Company of a portion of its common stock holdings of an equity affiliate. Operating profit was impacted by the phaseout of certain product programs by our automotive customers, new product program launch costs, costs and expenses associated with the architectural products group related to the consolidation and reorganization of certain operating activities, and by continued competitive pricing pressure in the architectual products group.

      Operating results for the Company's architectural and defense products remain disappointing. The Company continues to consider alternatives to improve the returns on the assets employed in these businesses and has incurred costs and expenses to rationalize certain product lines and manufacturing processes and, in the case of its defense business, to pursue commercial applications for its capabilities. Although a number of these and other efforts have been undertaken and considered, the near-term prospects for the architectural and defense businesses remain uncertain.

      During the second quarter of 1994, the Company, pursuant to a previously announced Board of Directors authorization to repurchase five million shares, has repurchased approximately two million shares of Company Common Stock in open-market transactions.

      During the second quarter of 1994 the Company amended its existing Revolving Credit Agreement with a group of banks. The amendment resulted in an extension of the due date to July, 1998 from January, 1997; however, under certain circumstances, the due date may be extended until June, 1999.

      The Company recognized income of approximately $9 million in the second quarter of 1993 as a result of gains associated with the sale of stock through a public offering by an equity affiliate. This income was largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying value of certain long term assets, and other costs and expenses.

PAGE

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (concluded)

      The Board of Directors increased the dividend on Company Common Stock to $.03 from $.02 for shareholders of record on July 29, 1994, payable on August 15, 1994.

      In late 1993, the Company adopted a formal plan to divest its energy-related business segment, which consisted of seven business units with net sales and operating profit of $102 million and $3.8 million, respectively, for the six months ended June 30, 1993. As of June 30, 1994, three energy-related business units have been sold for approximately $118 million of proceeds. The remaining energy-related business units had net assets at June 30, 1994 of approximately $40.1 million (adjusted to reflect the anticipated loss upon disposition, net of tax benefit). The energy-related business segment had net sales of $39.7 million and a net operating loss of $1.0 million (charged to the loss provision established in 1993) for the six months ended June 30, 1994.

      The Company's cash, additional borrowings available under the Company's revolving credit agreement and anticipated internal cash flow are expected to provide sufficient liquidity to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements, including the retirement of Senior Subordinated Notes maturing in 1995, will be satisfied through the following: its internal cash flow; divestiture of the remaining businesses in the energy-related segment, other nonstrategic operating assets and certain additional financial assets; and, to the extent necessary, future financings in the financial markets. At June 30, 1994, current assets were in excess of two times current liabilities.

                                        7
PAGE

                           PART II.  OTHER INFORMATION
                                 MASCOTECH, INC.

Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

         Exhibit 4.a Agreement of Appointment and Acceptance of Successor Trustee dated as of August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of New York and The First National Bank of Chicago

         Exhibit 4.b Supplemental Indenture dated as of August 5, 1994 between MascoTech, Inc. and The First National Bank of Chicago, as trustee

         Exhibit 11     Computation of Earnings Per Common Share
                         - Primary and Fully Diluted

         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         Exhibit 99     First Amendment to Credit Agreement dated as of June 29,
                        1994



        (b)    Reports on Form 8-K:


                  None

                                        8
PAGE

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      August 11, 1994             By: /s/ Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

PAGE

                                 MASCOTECH, INC.

                                  EXHIBIT INDEX



Exhibit



Exhibit 4.a Agreement of Appointment and Acceptance of Successor Trustee dated as of August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of New York and The First National Bank of Chicago

Exhibit 4.b       Supplemental Indenture dated as of August 5,
                  1994 between MascoTech, Inc. and The First
                  National Bank of Chicago, as trustee

Exhibit 11        Computation of Earnings Per Common Share
                  - Primary and Fully Diluted

Exhibit 12        Computation of Ratio of Earnings to Combined
                  Fixed Charges and Preferred Stock Dividends

Exhibit 99 First Amendment to Credit Agreement dated as of June 29, 1994