Form 10-Q
period 1994-09-30
MASCOTECH INC
filed 1994-11-14
CIK 745448

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarterly Period Ended September 30, 1994
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   October 31, 1994

Common stock, par value $1 per share                      56,610,000

                                 MASCOTECH, INC.

                                      INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              September 30, 1994 and December 31, 1993      1

           Consolidated Condensed Statements of Income
              for the Three Months and Nine Months Ended
              September 30, 1994 and 1993                   2

           Consolidated Condensed Statement of
              Cash Flows for the Nine Months
              Ended September 30, 1994 and 1993             3

           Notes to Consolidated Condensed Financial
              Statements                                    4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    6-7

Part II. Other Information and Signature                    8-9

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 MASCOTECH, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                    September 30, 1994 and December 31, 1993
                             (Dollars in thousands)

                                             September 30,    December 31,
    ASSETS                                       1994             1993
Current assets:
    Cash and cash investments                  $   37,350      $   83,200
    Marketable securities                          70,310          27,790
    Receivables                                   257,280         238,820
    Inventories                                   163,230         140,040
    Deferred and refundable income taxes           27,070          41,780
    Prepaid expenses and other assets              56,830          24,210
              Total current assets                612,070         555,840

Equity and other investments in affiliates        189,220         170,510
Property and equipment, net                       565,300         490,190
Excess of cost over net assets of acquired
  companies                                       433,600         439,760
Notes receivable and other assets                  68,690          66,100
Net assets of discontinued operations              21,190          67,510
              Total assets                     $1,890,070      $1,789,910

    LIABILITIES
Current liabilities:
    Accounts payable                           $  105,310      $   95,520
    Accrued liabilities                            99,130         103,260
    Current portion of long-term debt               2,370           2,830
              Total current liabilities           206,810         201,610

Long-term debt                                    867,700         788,360
Deferred income taxes and other long-term
  liabilities                                     136,470         132,310
              Total liabilities                 1,210,980       1,122,280

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million          10,800          10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 56.6 million
    and 60.5 million                               56,610          60,510
Paid-in capital                                   317,800         367,290
Retained earnings                                 291,760         232,120
Cumulative translation adjustments                  2,120          (3,090)
              Total shareholders' equity          679,090         667,630
              Total liabilities and
                shareholders' equity           $1,890,070      $1,789,910

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                       MASCOTECH, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               For the Three and Nine Months Ended September 30, 1994 and 1993
                       (Dollars in thousands except per share amounts)
                                          Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                           1994        1993             1994         1993
Net sales                               $ 416,500   $ 373,680       $ 1,261,690  $ 1,190,280
Cost of sales                            (343,060)   (295,080)       (1,018,250)    (941,320)
Selling, general and
  administrative expenses                 (49,330)    (44,780)         (143,300)    (136,930)
     Operating profit                      24,110      33,820           100,140      112,030
Other income (expense), net:
   Interest expense, Masco
     Corporation                             ---       (1,950)             ---        (5,850)
   Other interest expense                 (13,160)    (19,010)          (36,080)     (55,980)
   Equity and interest income
     from affiliates                       11,570       7,380            24,260       17,810
   Gain from change in investment of
     equity affiliates                       ---         ---               ---         9,470
   Other income, net                        4,100       7,970            32,020       14,650
                                            2,510      (5,610)           20,200      (19,900)
Income from continuing operations
  before income taxes and
  extraordinary income                     26,620      28,210           120,340       92,130
Income taxes                               10,840      13,210            48,820       39,750
Income from continuing operations
  before extraordinary income              15,780      15,000            71,520       52,380
Income from operations of
  discontinued segment                       ---          320              ---         2,200
Income before extraordinary income         15,780      15,320            71,520       54,580
Extraordinary income (net of
  income taxes)                             2,600        ---              2,600         ---
Net income                              $  18,380   $  15,320       $    74,120  $    54,580
Preferred stock dividends               $   3,240   $   5,420       $     9,720  $    10,250
Earnings attributable to
  common stock                          $  15,140   $   9,900       $    64,400  $    44,330
Earnings per common and
 common equivalent share:
 Primary:
   Continuing operations                    $ .21       $ .17             $ .96        $ .74
   Income from operations of
     discontinued segment                     --          .01               --           .04
   Income before extraordinary income         .21         .18               .96          .78
   Extraordinary income                       .04         --                .03          --
   Earnings attributable to
     common stock                           $ .25       $ .18             $ .99        $ .78
 Fully diluted:
   Continuing operations                    $ .21       $ .17             $ .93        $ .70
   Income from operations of
     discontinued segment                     --          .01               --           .03
   Income before extraordinary income         .21         .18               .93          .73
   Extraordinary income                       .04         --                .03          --
   Earnings attributable to
     common stock                           $ .25       $ .18             $ .96        $ .73

Cash dividends declared                     $ .03         .02             $ .07        $ .04

            The accompanying notes are an integral part of the
                  consolidated condensed financial statements.


                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1994 and 1993
                             (Dollars in thousands)

                                                          Nine Months Ended
                                                             September 30,

                                                          1994           1993
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                        $  80,490      $  81,500
         (Increase) in inventories                       (15,550)       (16,950)
         (Increase) in receivables                       (27,890)       (15,350)
         Increase (decrease) in accounts
            payable and accrued liabilities                6,560         (7,430)
         (Increase) in prepaid expenses
            and other assets                             (32,120)        (2,560)
         (Increase) in marketable securities, net        (42,520)       (19,870)
         Discontinued operations, net                       ---           8,830
         Other, net                                        7,670        (10,660)
            Net cash (used for) from operating
              activities                                 (23,360)        17,510

     FINANCING:
         Issuance of convertible debt                    337,240          ---
         Increase in other debt                           69,760          ---
         Retirement of 10 1/4% notes                     (253,120)         ---
         Payment of other debt                           (86,040)      (164,910)
         Issuance of preferred stock                        ---         209,320
         Retirement of Company Common Stock              (54,130)         ---
         Payment of preferred stock dividends             (9,720)        (7,160)
         Payment of common stock dividends                (4,670)        (1,000)
         Other, net                                       (3,400)         1,250
            Net cash (used for) from financing
               activities                                 (4,080)        37,500

     INVESTMENTS:
         Capital expenditures                            (86,350)       (30,910)
         Proceeds from sale of Energy-related
           businesses                                     41,220           ---
         Receipt of cash from notes receivable            13,590         14,000
         Sale of common stock of affiliate                18,180           ---
         Cash paid Masco Corporation                        ---         (87,500)
         Other, net                                       (5,050)        (1,650)
            Net cash (used for) investing
               activities                                (18,410)      (106,060)

CASH AND CASH INVESTMENTS:
     (Decrease) for the nine months                      (45,850)       (51,050)
     At January 1                                         83,200         76,000
                                                          37,350         24,950
     Less cash from discontinued operations                 ---          (3,770)
        At September 30                                $  37,350      $  21,180


Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                     $  50,100      $  73,400

          Income taxes                                 $  21,350      $  15,800


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993. The statements of income and cash flows and related notes for the nine months ended September 30, 1993 have been reclassified to present the Energy-related segment as discontinued operations. In addition, the balance sheet as of September 30, 1994 and December 31, 1993 reflects the Energy-related segment as discontinued operations. Certain 1993 amounts have been reclassified to conform to the presentation adopted in 1994.

      Primary earnings per common share were calculated based on 74.6 million and 56.9 million weighted average common shares outstanding for the nine months ended September 30, 1994 and 1993, respectively; and on 60.2 million and 55.6 million weighted average common shares outstanding for the three months ended September 30, 1994 and 1993, respectively.

      Fully diluted earnings per common share were calculated based on 84.8 million and 67.9 million weighted average common shares outstanding for the nine months ended September 30, 1994 and 1993, respectively; and on
      70.3 million and 66.1 million weighted average common shares outstanding for the three months ended September 30, 1994 and 1993, respectively.

      Primary and fully diluted earnings per common share amounts for the first through third quarters do not total to the 1994 year to date amounts.
      This is the result of the purchase and retirement of shares throughout the year and a lower dilutive effect from outstanding options and warrants on the year to date calculation.

B.    Inventories by component are as follows (in thousands):

                                             September 30,   December 31,
                                                 1994            1993

          Finished goods                        $ 32,330       $ 39,400
          Work in process                         57,030         38,240
          Raw materials                           73,870         62,400

                                                $163,230       $140,040

C. Property and equipment, net reflects accumulated depreciation of $343 million and $308 million as at September 30, 1994 and December 31, 1993, respectively.

D. Other income, net for the nine months ended September 30, 1994 includes gains, primarily during the first six months of 1994, aggregating approximately $18 million pre-tax from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

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

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (concluded)

F. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 41 percent at September 30, 1994 and approximately 28 percent at September 30, 1993. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                          September 30
                                                      1994           1993

           Current assets                         $  865,720      $  808,090
           Current liabilities                      (262,950)       (239,640)
             Working capital                         602,770         568,450
           Property and equipment, net               731,630         626,440
           Excess of cost over net
             assets of acquired companies            522,890         565,200
           Other assets                              256,970         324,040
           Long-term debt                         (1,106,300)     (1,138,690)
           Deferred income taxes and
             other long-term liabilities            (165,720)       (230,080)
           Equity of the other shareholders
             of TriMas                              (163,150)       (119,880)
             Equity of shareholders of
               MascoTech                          $  679,090      $  595,480

           Net sales                              $1,672,540      $1,522,960

           Operating profit                       $  170,840      $  165,540

           Income from continuing
             operations                           $   71,520      $   52,380

           Net income                             $   74,120      $   54,580

           Earnings attributable to
             common stock                         $   64,400      $   44,330




G. During 1994, the Company has repurchased and retired approximately four million shares of its Common Stock in open-market purchases, pursuant to a Board of Directors' authorized repurchase program.

H. During the second quarter of 1994 the Company amended its existing Revolving Credit Agreement with a group of banks, resulting in an extension of the due date to July, 1998 from January, 1997.

I. Results for the third quarter of 1994 include a $4.4 million pre-tax extraordinary gain ($2.6 million after-tax or $.04 per common share) related to the early extinguishment of convertible debt.

J. At September 30, 1994, the Company had approximately $45 million due within one year under short-term bank lines of credit. As the Company has the ability and the intent to maintain this amount of borrowing on a long-term basis, borrowings under this facility have been classified as long-term debt.

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales from continuing operations for the third quarter 1994 were the highest for any third quarter since MascoTech became a publicly owned company in 1984. Net sales from continuing operations for the third quarter ended September 30, 1994 increased 11 percent to $417 million from $374 million in 1993. Sales of transportation-related products for the third quarter of 1994 increased 19 percent, benefitting from increased market share and higher levels of automotive production. Sales of specialty products for the third quarter of 1994 decreased eight percent from third quarter 1993.

      Net sales for the nine month period ended September 30, 1994 increased six percent over the comparable period in 1993. Sales of transportation-related products for the nine months ended September 30, 1994 increased 10 percent and sales of specialty products decreased six percent from the comparable period in 1993. Transportation-related product sales for the nine month period ended September 30, 1994 were reduced by the phaseout in 1993 of certain product programs by the Company's automotive customers. This reduction was offset by higher levels of automotive production and by certain new and replacement programs introduced in 1994. Specialty products sales for the three and nine month periods were adversely impacted by the continuing softness in the commercial construction markets served by the Company, and the continued decline in defense spending.

      Net income from continuing operations, including extraordinary income, in the third quarter of 1994, after preferred stock dividends, increased 58 percent to $15.1 million or $.25 per common share, compared with $9.6 million or $.17 per common share in the comparable period in 1993. Results for the nine months and three months ended September 30, 1994 benefitted from reduced interest expense, resulting primarily from the redemption in early 1994 of subordinated debt with lower cost financing, and increased equity earnings. This was partially offset by lower interest income and reduced gains from marketable securities as compared with the comparable periods in 1993. In addition, the Company recognized an extraordinary gain of $4.4 million pre-tax ($.04 per common share after-tax) in the third quarter of 1994 from the early extinguishment of debt securities. Third quarter 1993 earnings were reduced by a charge, principally relating to the adjustment of deferred taxes, of approximately $.04 per common share reflecting federal legislation which increased the corporate income tax rate.

      Although third quarter 1994 sales and earnings per common share were improved over the comparable period in 1993, the Company's operating margins decreased due primarily to increased costs and expenses reflecting start-up costs associated with its expanded capital investment programs, launch costs for new products and increased steel costs, for its transportation-related products businesses. In addition, margins continue to be hampered by the operating results of our specialty products businesses.

      Results for the nine months ended September 30, 1994 include gains, primarily during the first six months of 1994, of approximately $18 million pre-tax from the sale by the Company of a portion of its common stock holdings of an equity affiliate. Results for the nine months ended September 30, 1993 include gains aggregating approximately $9 million pre-tax, recognized during the second quarter, associated with the sale of stock through a public offering by an equity affiliate. This income was largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying value of certain long term assets, and other costs and expenses.

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (concluded)

      As previously announced, the Company continues to review alternatives to enhance shareholder value and improve the returns on assets employed in certain of its businesses, and is considering the possibility of major strategic restructurings and other initiatives which, if pursued, could result in substantial one-time pre-tax, noncash charges of as much as several hundred million dollars but which should have a favorable long-term effect on the Company's balance sheet and future per common share earnings.

      The Company also has announced that it intends to increase its planned 1994 and 1995 expenditures for capital programs, including new advanced manufacturing technologies, primarily in its transportation-related businesses, to in excess of $300 million. These additional investments, the majority of which will be made in 1994, reflect the Company's belief in its favorable long-term outlook and are planned to meet increased demand for certain current product programs, to provide capacity for new products that the Company expects to begin producing over the next several years, and to enhance the Company's leadership positions in advanced manufacturing technologies related to its forging and metal forming businesses. In both 1992 and 1993, capital expenditures approximated $60 million.

      The Company's Board of Directors has authorized the repurchase of up to ten million shares of its common stock and convertible preferred stock in open-market purchases, privately negotiated transactions or otherwise. The Company has repurchased to date during 1994 approximately four million of its common shares pursuant to this authorization at a cost of approximately $54 million.

      During the second quarter of 1994 the Company amended its existing Revolving Credit Agreement with a group of banks, resulting in an extension of the due date to July, 1998 from January, 1997.

      In late 1993, the Company adopted a formal plan to divest its energy-related business segment, which consisted of seven business units with net sales and operating profit of $153.8 million and $4.6 million, respectively, for the nine months ended September 30, 1993. As of September 30, 1994, five energy-related business units have been sold for approximately $140 million of proceeds. The remaining energy-related business units had net assets at September 30, 1994 of $21.2 million (adjusted to reflect the anticipated loss upon disposition, net of tax benefit). The energy-related business segment had net sales of $56.0 million and a net operating loss of $2.9 million (charged against the loss provision established in 1993) for the nine months ended September 30, 1994.

      The Company's cash and marketable securities, additional borrowings available under the Company's revolving credit agreement and anticipated internal cash flow are expected to provide sufficient liquidity to fund its near-term working capital, expanded capital expenditure program, and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements, including the retirement of its Senior Subordinated Notes maturing in 1995, will be satisfied through various sources including the following: its internal cash flow; divestiture of the remaining businesses in the energy-related segment, other nonstrategic operating assets and certain additional financial assets; and, to the extent necessary, future financings in the financial markets. At September 30, 1994, current assets were approximately three times current liabilities.

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


Item 6. Exhibits and Reports on Form 8-K


        (a)    Exhibits:


         Exhibit 11     Computation of Earnings Per Common Share
                         - Primary and Fully Diluted

         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         Exhibit 27     Financial Data Schedules


        (b)    Reports on Form 8-K:


                  None

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:    November 11, 1994             By:  /s/ Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

                                 MASCOTECH, INC.

                                  EXHIBIT INDEX



Exhibit



Exhibit 11        Computation of Earnings Per Common Share
                  - Primary and Fully Diluted

Exhibit 12        Computation of Ratio of Earnings to Combined
                  Fixed Charges and Preferred Stock Dividends

Exhibit 27        Financial Data Schedules