Form 10-K405
MASCOTECH INC
filed 1995-03-27
CIK 745448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994       COMMISSION FILE NUMBER 1-12068

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                            ON WHICH REGISTERED
                -------------------                          ----------------------
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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 15, 1995 (BASED ON THE CLOSING SALE PRICE OF $12 1/4 OF THE REGISTRANT'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $328,500,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 15, 1995:

          56,230,000 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1995 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                        PAGE
-----                                                                                       ----
                                           PART I
   1.  Business...........................................................................     2
   2.  Properties.........................................................................     7
   3.  Legal Proceedings..................................................................     8
   4.  Submission of Matters to a Vote of Security Holders................................     9
       Supplementary Item. Executive Officers of Registrant...............................     9

                                          PART II
   5.  Market for Registrant's Common Equity and Related Stockholder Matters..............    10
   6.  Selected Financial Data............................................................    11
   7.  Management's Discussion and Analysis of Financial Condition and Results of             13
       Operations.........................................................................
   8.  Financial Statements and Supplementary Data........................................    18
   9.  Changes in and Disagreements With Accountants on Accounting and Financial
       Disclosure.........................................................................    42

                                        PART III
  10.  Directors and Executive Officers of the Registrant.................................    42
  11.  Executive Compensation.............................................................    42
  12.  Security Ownership of Certain Beneficial Owners and Management.....................    42
  13.  Certain Relationships and Related Transactions.....................................    42

                                        PART IV
  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................    43
       Signatures.........................................................................    46

                              FINANCIAL STATEMENT SCHEDULES
       MascoTech, Inc. Financial Statement Schedule.......................................   F-1
       TriMas Corporation and Subsidiaries Consolidated Financial Statements and Financial
       Statement Schedule.................................................................   F-3

                                     PART I

ITEM 1. BUSINESS.

     MascoTech, Inc. is a leading supplier of metal-worked products for the automotive industry. The Company is a supplier of powertrain and chassis components, technical engineering and related services and automotive aftermarket products. Sophisticated technology plays a significant role in the Company's businesses and in the design, engineering and manufacturing of many of its products. Products are manufactured utilizing a variety of metalworking and other process technologies. Although published industry statistics are not available, the Company believes that it is a leading independent producer of many of the component parts that it produces using cold, warm or hot forming processes.

     During the last decade, MascoTech pursued diversified growth in the transportation-related, architectural and defense markets. Structural changes in recent years in the markets served by the Company, combined with the growth opportunities and the capital requirements of certain of the Company's Transportation-Related businesses, led the Company to an evaluation of the prospects for all its businesses. This evaluation resulted in the Company's long-term strategic plan to focus on certain core operating capabilities and divest certain other businesses. The Company's powertrain and chassis group, technical engineering and related services group and aftermarket group constitute the Company's core operating businesses.

     In late 1993, as part of the Company's long-term strategic plan, the Company adopted a plan to divest the businesses in its energy segment, which has since been completed. The Company's financial statements have been reclassified to present the operating results of the energy segment as discontinued operations. These businesses manufactured specialized tools, equipment and other products for energy-related industries. Except as the context otherwise indicates, all information contained herein has been reclassified for these discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations," included in
Item 7 of this Report. In late 1994, the Company adopted a plan to dispose of its Architectural Products, Defense and certain of its Transportation-Related businesses. The disposition of these businesses, which have annual sales of approximately $700 million, is expected to occur primarily in 1995 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in the results of continuing operations through the date of disposition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Non-Core Businesses," included in Item 7 of this Report.

     MascoTech was incorporated under the laws of Delaware in 1984 as a wholly-owned subsidiary of Masco Corporation, which in May 1984 transferred to MascoTech its industrial businesses. The Company became a separate public company in July 1984 when Masco Corporation distributed shares of Company Common Stock as a special dividend to its stockholders. Masco Corporation currently owns approximately 44 percent of the Company's outstanding Common Stock. In June 1993 the Company changed its name to MascoTech, Inc. from Masco Industries, Inc. to reflect the significance of technology in the design, engineering and manufacturing of many of the Company's products.

     Except as the context otherwise indicates, the terms "MascoTech" and the "Company" refer to MascoTech, Inc. and its consolidated subsidiaries.

                               INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1994, the contribution of the Company's industry segments (including businesses to be sold) to net sales and operating profit:

                                                                    (IN THOUSANDS)
                                                                     NET SALES(1)
                                                        --------------------------------------
                                                           1994          1993          1992
                                                        ----------    ----------    ----------
    Transportation-Related Products..................   $1,332,000    $1,195,000    $1,058,000
    Specialty Products:
      Architectural..................................      277,000       289,000       291,000
      Other..........................................       93,000        99,000       106,000
                                                        ----------    ----------    ----------
                                                        $1,702,000    $1,583,000    $1,455,000
                                                        ==========    ==========    ==========

                                                           OPERATING PROFIT (LOSS)(1)(2)(3)
                                                        --------------------------------------
                                                           1994          1993          1992
                                                        ----------    ----------    ----------
    Transportation-Related Products..................   $  (55,000)   $  160,000    $  124,000
    Specialty Products:
      Architectural..................................     (118,000)       (4,000)        2,000
      Other..........................................      (78,000)        5,000         3,000
                                                        ----------    ----------    ----------
                                                        $ (251,000)   $  161,000    $  129,000
                                                        ==========    ==========    ==========

     (1) Results exclude the energy segment, which is treated as discontinued operations -- see the Note to the Company's Consolidated Financial Statements captioned "Dispositions of Operations," included in Item 8 of this Report.

     (2) Amounts are before general corporate expense.

     (3) Operating profit in 1994 includes the impact of a pre-tax charge in the amount of $400 million for the disposition of businesses. The charge impacts the Company's industry segments as follows:
         Transportation-Related Products -- $196 million; Architectural -- $116 million; and Other Specialty Products -- $75 million. The remaining $13 million of the charge is included in General Corporate Expense.

     Additional financial information concerning the Company's operations by industry segments as of and for the three years ended December 31, 1994 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

TRANSPORTATION-RELATED PRODUCTS

     The Company manufactures a broad range of semi-finished components, subassemblies and assemblies for the transportation industry.
Transportation-Related Products represented 78 percent of 1994 sales from continuing operations and primarily consist of original equipment products for the automotive and truck industries. The Company's products include a number of high-performance products for which reliability, quality and certainty of supply are major factors in customers' selection of suppliers.

     The Company's core Transportation-Related businesses manufacture powertrain, chassis and aftermarket products and provide technical engineering and other related services. Powertrain and chassis products include semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles, front wheel drive and exhaust system components, control arms and heavy stampings and related assemblies for suspension and chassis applications. The Company's technical engineering and related services businesses supply engineering and engineering services to support the vehicle development processes of automotive original equipment manufacturers as well as specialty vehicle, marketing, training, visual and other related professional services. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits and automotive accessories.

     The Company's Transportation-Related businesses held for disposition manufacture products for vehicle body related applications including automotive trim, luggage racks and accessories and light, medium and specialty metal stampings. These businesses also supply specialty coatings and truck cab body and passenger car convertible assemblies.

     The Company's products are manufactured using various metalworking technologies, including cold, warm and hot forming, powdered metal forming and stamping. Approximately 30 percent of the Company's 1994 sales of Transportation-Related Products (including both core businesses and businesses held for disposition), and approximately 50 percent of sales of core Transportation-Related Products, resulted from sales of products made using cold, warm or hot metal forming technologies. The Company believes that its metalworking technologies provide cost-competitive, high-performance, quality components that are required in order to meet the increasing demands of the automotive and truck markets it serves.

     Approximately 90 percent of the Company's Transportation-Related Products sales in 1994 were original equipment automotive products and services. Sales to original equipment manufacturers are made through factory sales personnel and independent sales representatives. During 1994, sales to various divisions and subsidiaries of Ford Motor Company, Chrysler Corporation and General Motors Corporation accounted for approximately 19 percent, 13 percent and 12 percent, respectively, of the Company's net sales (including both core businesses and businesses held for disposition). Sales to the automotive aftermarket are made primarily to distributors utilizing factory sales personnel. Aftermarket products are sold to companies distributing into the traditional, retail and heavy duty segments of the automotive aftermarket.

SPECIALTY PRODUCTS

     The businesses in the Specialty Products segment, which includes Architectural Products and Other Specialty Products, are being held for disposition as described earlier in this Report.

     Architectural Products

     The Company manufactures a variety of Architectural Products for commercial, institutional and residential markets. Products include steel doors and frames; stainable and low maintenance steel doors; wood windows and aluminum-clad wood windows; leaded, etched and beveled glass for decorative windows and entryways; residential entry systems; garage doors; sectional and rolling doors; security grilles; and modular metal partitions. The Company's commercial and institutional markets include office buildings, factories, hotels, schools, hospitals, retail stores and malls, warehouses and mini-warehouses. Residential markets include single and multifamily new construction as well as repair and remodeling. Architectural Products are sold principally to wholesale distributors who sell the products to builders, developers, dealers, retailers (such as do-it-yourself home centers) and residential, commercial, industrial and institutional end users. Security grilles are sold directly to builders, developers and end users.

     Other Specialty Products

     The Company's Other Specialty Products consist primarily of Defense Products, including large diameter extruded cartridge cases, projectiles and casings for rocket motors and missiles for the United States government and its suppliers. Changes in government procurement practices and requirements have adversely affected orders, sales and profits of such products in recent years and are expected to continue to do so in the future. As a result, the Company has pursued other commercial applications for the resources related to the manufacturing of Defense Products, including its metal forging capability and waste-water treatment capability. Since obtaining the necessary permits in 1990, the Company has marketed waste-water treatment services to other industrial companies principally in southern California.

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

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has businesses located in Germany, Italy and the United Kingdom. Products manufactured by the Company outside of the United States include forged automotive component parts and constant-velocity joints. In addition, the Company provides engineering services outside of the United States, primarily serving automotive manufacturers in the United Kingdom and Germany. From 1992 through 1994, the Company's annual net export sales from the United States to other countries, as a percentage of annual consolidated net sales from continuing operations, approximated six percent.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

EQUITY INVESTMENTS

     TriMas Corporation

     The Company owns approximately 41 percent of the outstanding common stock of TriMas Corporation ("TriMas"), as a result of the transactions described in the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates," included in Item 8 of this Report. TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets. TriMas manufactures a number of industrial products, including standard and custom-designed ferrous, non-ferrous and special alloy fasteners for the building construction, farm implement, medium and heavy-duty truck, appliance, aerospace, electronics and other industries. TriMas also provides metal treating services for manufacturers of fasteners and comparable products. TriMas manufactures towing systems products, including vehicle hitches, jacks, winches, couplers and related accessories for the passenger car, light truck, recreational vehicle, marine, agricultural and industrial markets. TriMas also manufactures specialty container products, including industrial container closures and dispensing products primarily for the chemical, agricultural, refining, food, petroleum and health care industries, as well as high-pressure seamless compressed gas cylinders used primarily for shipping, storing and dispensing oxygen, nitrogen, argon and helium, specialty industrial gaskets for refining, petrochemical and other industrial applications, and a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries. In addition, TriMas manufactures flame-retardant facings and jacketings used in conjunction with fiberglass insulation, principally for commercial and industrial construction applications, pressure-sensitive specialty tape products and a variety of specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches.

     Emco Limited

     The Company owns approximately 43 percent of the outstanding common stock and convertible debentures of Emco Limited ("Emco"), as a result of the transactions described in the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates" and "Shareholders' Equity," included in Item 8 of this Report. Emco is a major, publicly traded, Canadian-based manufacturer and distributor of building and home improvement products, including roofing materials, wood fiber products, vinyl siding, stainless steel sinks and vinyl windows, and a distributor of plumbing and related products. In addition, Emco manufactures custom components, brass and aluminum forgings, plastic components, tools, dies and molds. Emco also provides other services on a contract basis for original equipment manufacturers and others.

     Titan Wheel International, Inc.

     The Company owns approximately 20 percent of the outstanding common stock of Titan Wheel International, Inc. ("Titan"), as a result of the transactions described in the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates," included in Item 8 of this Report. Titan is a manufacturer of wheels, tires and other products for agricultural, construction and other off-highway equipment. Titan also manufactures wheels for automotive original equipment manufacturers and the automotive aftermarket.

     Other Equity Investments

     In addition to its equity and other investments in the publicly traded affiliates described in the preceding paragraphs, the Company has investments in privately-held manufacturers of automotive components, including the Company's common equity ownership interest acquired in mid-1994 in Delco Remy America, Inc., a manufacturer of automotive electric motors and other components.

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

EMPLOYEES

     At December 31, 1994, the Company employed approximately 12,700 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following list includes the Company's principal manufacturing facilities by location and the industry segments utilizing such facilities:

Arizona..................   Chandler (2)
California...............   Vernon (3) and Yuba City (1)
Florida..................   Auburndale (2), Deerfield Beach (1) and Orlando (2)
Georgia..................   Adel (1)
Indiana..................   Fort Wayne (1), Kendallville (1) and North Vernon (1)
Iowa.....................   Dubuque (2)
Kentucky.................   Nicholasville (1)
Michigan.................   Auburn Hills (1)(1)(1), Brighton (1), Burton (1), Coopersville
                            (1), Dearborn (1), Detroit (1)(1)(1), Farmington Hills (1), Fraser
                            (1), Green Oak Township (1 and 3), Hamburg (1 and 3), Holland (1),
                            Livonia (1), Mesick (1), Mt. Clemens (1), Oxford (1)(1)(1), Port
                            Huron (1), Redford (1), Royal Oak (1), Shelby Township (1),
                            St. Clair (1), St. Clair Shores (1), Sterling Heights (1),
                            Traverse City (1)(1)(1)(1)(1), Troy (1)(1), Warren (1), West Branch (2)
                            and Ypsilanti (1)
Mississippi..............   Nesbit (2)
New York.................   Brooklyn (2) and Maspeth (2)
Ohio.....................   Blue Ash (2), Bluffton (1), Canal Fulton (1), Columbus (2), Lima
                            (1), Minerva (1), Perrysburg (2), Port Clinton (1), Shelby (1) and
                            Upper Sandusky (1)
Oklahoma.................   Tulsa (1)
Pennsylvania.............   Ridgway (1)
Virginia.................   Duffield (1) and Salem (1)
Germany..................   Zell am Harmersbach (1 and 3)
Italy....................   Poggio Rusco (1)
United Kingdom...........   Wednesfield, England (1)

     Note: Multiple footnotes within the same parenthesis indicate the facility is engaged in significant activities relating to more than one segment. Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) Transportation-Related Products; (2) Specialty Products - Architectural; and (3) Specialty Products - Other.

     The Company's largest manufacturing facility is located in Vernon, California and is a multi-plant facility of approximately 920,000 square feet. The Company owns the largest plant, comprising approximately 540,000 square feet and operates the remaining portions of this facility under leases, the earliest of which expires at the end of 1996. Except for the foregoing facility and an additional manufacturing facility covering approximately 605,000 square feet, the Company's manufacturing facilities range in size from approximately 10,000 square feet to 325,000 square feet, are owned by the Company or leased and are not subject to significant encumbrances. The Company's executive offices are located in Taylor, Michigan, and are provided by Masco Corporation to the Company under a corporate services agreement.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     The following list identifies the manufacturing facilities of TriMas by location and the industry segments utilizing such facilities:

California...............................  Commerce (a)
Illinois.................................  Wood Dale (a)
Indiana..................................  Auburn (c), Elkhart (b), Frankfort (a) and Mongo (b)
Louisiana................................  Baton Rouge (c)
Massachusetts............................  Plymouth (d)
Michigan.................................  Canton (b), Detroit (a) and Warren (d)(d)(d)(d)
New Jersey...............................  Edison (d) and Netcong (d)
Ohio.....................................  Lakewood (a)
Texas....................................  Houston (c) and Longview (c)
Wisconsin................................  Mosinee (b)
Australia................................  Hampton Park, Victoria (b)
Canada...................................  Brampton, Ontario (c), Fort Erie, Ontario (c),
                                             Oakville, Ontario (b) and Sarnia, Ontario (c)
Mexico...................................  Mexico City (c)

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

ITEM 3. LEGAL PROCEEDINGS.

     A civil suit was filed in the United States District Court for the Central District of California in April, 1983 by the United States of America and the State of California against 30 defendants, including the Company's NI Industries, Inc. subsidiary ("NI"), for alleged release into the environment of hazardous waste disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including NI, providing that the consenting parties perform partial remediation at the site. Another civil suit was filed in the United States District Court for the Central District of California in December, 1988 by the United States of America and the State of California against more than 180 defendants, including NI, for alleged release into the environment of hazardous waste disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Two partial consent decrees have been entered into by the plaintiffs and a group of the defendants, including NI, providing that the consenting parties perform certain interim remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. Based upon its present knowledge and subject to future legal and factual developments, the Company does not believe that any of this litigation will have a material adverse effect on its consolidated financial position.

     During the fourth quarter of 1991, a division of the Company was assessed a civil penalty in excess of $100,000 by a municipal sewer authority for alleged past violations of limitations of waste-water discharges into the authority's sanitary sewer system. This assessment was appealed by the division, and in the first quarter of 1995 was remanded by the appellate panel to the municipal sewer authority with instructions to recalculate the amount of the civil penalty. The Company believes that the penalties, if ultimately assessed, would be immaterial to the Company.

     The Company is subject to other claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                                OFFICER
              NAME                                      POSITION                         AGE     SINCE
---------------------------------  ---------------------------------------------------   ----   -------
Richard A. Manoogian.............  Chairman of the Board and Chief Executive Officer      58     1984
Lee M. Gardner...................  President and Chief Operating Officer                  48     1992
Timothy Wadhams..................  Vice President -- Controller and Treasurer             46     1984

     Each of the executive officers is elected to a term of one year or less and serves at the discretion of the Board of Directors. Mr. Manoogian is and has been for over five years a Director, Chairman of the Board and the Chief Executive Officer of Masco Corporation, an affiliate of the Company that is a manufacturer of home improvement, building and home furnishings products for the home and family. Mr. Manoogian also is a Director and Chairman of the Board of TriMas Corporation. Mr. Gardner was appointed President and Chief Operating Officer of the Company in October 1992. Prior to his appointment, Mr. Gardner was President -- Automotive. He joined the Company in 1987, and in 1990 assumed responsibility for all of the Company's businesses serving the transportation industry.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock commenced trading on the New York Stock Exchange ("NYSE") on June 23, 1993 under the symbol "MSX." The Company's Common Stock was previously traded over-the-counter and quoted on the National Association of Securities Dealers Automated Quotation System -- National Market System ("NASDAQ-NMS") under the symbol "MASX." The following table sets forth for the periods indicated the high and low sales prices of the Company's Common Stock as reported on the NASDAQ-NMS for the periods prior to June 23, 1993 and as reported on the NYSE Composite Tape commencing June 23, 1993 and Common Stock dividends declared for the periods indicated:

                                                                                    DIVIDENDS
                                                                 HIGH      LOW       DECLARED
                                                                 ----      ----      ---------
        1993
          First Quarter.......................................   $17 1/4   $11 3/8        --
          Second Quarter......................................   $21       $15 3/4     $ .02
          Third Quarter.......................................   $22 5/8   $19 1/2       .02
          Fourth Quarter......................................   $28 1/8   $18 3/4       .02
                                                                                       -----
                                                                                       $ .06
                                                                                       =====

                                                                                        DIVIDENDS
                                                                 HIGH       LOW         DECLARED
                                                                 ----       ----        ---------
        1994
          First Quarter.......................................   $27 7/8    $19 7/8     $ .02
          Second Quarter......................................   $23 1/4    $13           .03
          Third Quarter.......................................   $15 1/4    $11           .03
          Fourth Quarter......................................   $13 3/8    $11           .03
                                                                                        -----
                                                                                        $ .11
                                                                                        =====

     On March 15, 1995 there were approximately 4,850 holders of record of the Company's Common Stock.

     The Company commenced paying cash dividends on its Common Stock in August, 1993. Future declarations of dividends on the Common Stock are discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors. Dividends may not be paid on Company Common Stock if there are any dividend arrearages on the Company's outstanding Preferred Stock. In addition, certain of the Company's long-term debt instruments contain provisions that restrict the dividends that it may pay on its capital stock. See the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                         1994          1993          1992          1991          1990
                                      ----------    ----------    ----------    ----------    ----------
Net sales..........................   $1,702,260    $1,582,880    $1,455,320    $1,266,210    $1,373,060
Operating profit (loss)............   $ (277,850)   $  145,720    $  111,840    $   43,590    $   70,560
From continuing operations before
  extraordinary items:
  Income (loss)....................   $ (234,420)   $   70,890    $   39,040    $  (10,350)   $  (26,840)
  Earnings (loss) per common
     share.........................       $(4.20)         $.91          $.49         $(.33)        $(.36)
Per share of common stock:
  Dividends declared...............         $.11          $.06            --            --            --
  Dividends paid...................         $.10          $.04            --            --            --
At December 31:
  Total assets.....................   $1,530,690    $1,789,910    $1,807,310    $1,973,280    $2,080,470
  Long-term debt...................   $  868,240    $  788,360    $1,065,390    $1,224,990    $1,349,510
  Shareholders' equity.............   $  381,140    $  667,630    $  353,400    $  326,690    $  356,010

     Results for 1994 include a pre-tax charge of $400 million ($315 million after-tax or $5.35 per common share), reflecting the estimated loss on the planned disposition of a number of the Company's businesses. See the Note to the Company's Consolidated Financial Statements captioned "Dispositions of Operations," included in Item 8 of this Report.

     Results for 1994 include pre-tax gains of approximately $17.9 million related to the sale by the Company of a portion of its common stock holdings of an equity affiliate.

     Results for 1994 are before the effect of a gain aggregating approximately $18 million pre-tax ($11.7 million after-tax or $.20 per common share) related to the reversal of the charge established in 1993 for the disposition of the Company's energy segment. See the Note to the Company's Consolidated Financial Statements captioned "Dispositions of Operations," included in Item 8 of this Report.

     Results for 1994 are before the effect of $4.4 million pre-tax extraordinary income ($2.6 million after-tax or $.04 per common share) related to the early extinguishment of convertible debt.

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

     Results for 1993 were reduced by a charge of approximately $.03 per common share reflecting the application of the increased 1993 federal corporate income tax rate to adjust deferred tax balances as of December 31, 1992.

     Results for 1993 are before the effect of a $5.8 million pre-tax extraordinary charge ($3.7 million after-tax or $.06 per common share) related to the early extinguishment of subordinated debt. See the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report. 1993 results are also before an after-tax charge of approximately $22 million ($.39 per common share) related to the disposition of a segment of the Company's business. See the Note to the Company's Consolidated Financial Statements captioned "Dispositions of Operations," included in Item 8 of this Report. Net income for 1993 before preferred dividends was $47.6 million or $.57 per common share.

     Income from continuing operations per common share in 1993 is presented on a fully diluted basis. Primary earnings from continuing operations per common share were $.97 in 1993. For all other years presented, the assumed conversion of dilutive securities is anti-dilutive.

     Income (loss) from continuing operations before extraordinary income (loss) attributable to common stock was $(247.4) million, $56.0 million, $29.7 million, and $(20.0) million after preferred stock dividends in 1994, 1993, 1992 and 1991, respectively.

     Results for 1991 include the effect of charges for restructurings and other costs, aggregating approximately $41 million pre-tax, which reduced operating profit and income from continuing operations before extraordinary income by $27 million and earnings per common share by $.45.

     Results for 1990 include the effect of charges for restructurings and other costs, aggregating approximately $40 million pre-tax, which reduced operating profit by $38 million, income from continuing operations before extraordinary income by $26 million and earnings per common share by $.35.

     Results for 1990 are before the effect of extraordinary income of $8.2 million after-tax or $.11 per common share related to the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MASCOTECH

     Masco Corporation undertook a major corporate restructuring during 1984, transferring its Products for Industry businesses to the Company at their historical net book value. MascoTech became a separate public company in mid-1984, when Masco Corporation distributed common shares of MascoTech as a special dividend to its shareholders. At December 31, 1994, Masco Corporation owned approximately 44 percent of MascoTech Common Stock.

     In 1993 the Company changed its name to MascoTech, Inc. from Masco Industries, Inc. to reflect the significance of technology in the design, engineering and manufacturing of many of the Company's products.

CORPORATE DEVELOPMENT

     Since mid-1984, the Company has invested more than $1.3 billion in capital expenditures and acquisitions combined to expand the Company's product and technological positions in its industrial markets.

     Since late 1988, the Company has divested several businesses as part of its long-term strategic plan to de-leverage its balance sheet and focus on its core operating capabilities. The Company's divestiture activity included several businesses transferred to its equity affiliate, TriMas Corporation ("TriMas"), and in late 1993 the announcement of the Company's plan to dispose of its energy segment. In addition, in late 1994 the Company announced the planned disposition of a number of businesses including its Architectural Products, Defense and certain Transportation-Related Products businesses. The Company has realized cash proceeds of approximately $440 million through December 31, 1994 from its divestiture activity, which have been applied to reduce the Company's indebtedness.

     In early 1993, the Company acquired from Masco Corporation 10 million shares of Company Common Stock, $77.5 million of the Company's 12% Exchangeable Preferred Stock held by Masco Corporation, and Masco Corporation's holdings of Emco Limited ("Emco") common stock and convertible debentures. In exchange, Masco Corporation received from the Company $87.5 million in cash, $100 million of the Company's 10% Exchangeable Preferred Stock (subsequently redeemed in
1993) and seven-year warrants to purchase 10 million shares of Company Common Stock at $13 per share. As part of this transaction, as modified in late 1993, Masco Corporation agreed to purchase from the Company, at the Company's option through March 1997, up to $200 million of subordinated debentures.

DISPOSITION OF NON-CORE BUSINESSES

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its Architectural Products, Defense and certain of its Transportation-Related Products businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The disposition of these businesses is expected to primarily occur in 1995 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. The businesses to be disposed had annual sales of $675 million, $715 million and $675 million in 1994, 1993 and 1992, respectively, and operating profit (loss), before the charge recorded in 1994, of $(2) million, $22 million and $30 million in 1994, 1993 and 1992, respectively.

     The Company's carrying value of a number of the businesses to be disposed exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company recorded a non-cash charge aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss is anticipated.

     Future periods will include the operating results of the businesses to be sold and any additional anticipated costs to be incurred in connection with the sale or liquidation of the remaining businesses which cannot be accrued at December 31, 1994, as well as the result of differences between estimated and actual proceeds. Management expects that certain of the businesses to be disposed may be sold for gains; such gains will be recognized when realized. These expected gains will be substantially offset by anticipated future expenses relating to the disposition.

DISCONTINUED OPERATIONS

     In late 1993, the Company adopted a plan to divest the business units in its energy segment. This plan met the criteria for discontinued operations accounting treatment; accordingly, the financial statements and related notes present the Company's energy segment as discontinued operations. During 1993, two such business units were sold for approximately $93 million, including the sale of one business unit to the Company's equity affiliate, TriMas, for $60 million cash. The expected loss from the disposition of the Company's energy segment resulted in a fourth quarter 1993 pre-tax charge of approximately $41 million (approximately $22 million after-tax). Certain of the remaining business units were sold at prices greater than those used in estimating the loss on disposition in 1993, resulting in a reversal in 1994 of approximately $18 million pre-tax ($11.7 million after-tax) relating to the charge established in 1993.

     Net sales attributable to the discontinued energy operations during 1993 (through the decision to discontinue) and 1992 were $192 million and $202 million, respectively. The discontinued energy operations had operating profit of approximately $6 million and $3 million in 1993 and 1992, respectively. The results of operations for the period after the decision to discontinue have been charged to the reserve established in 1993.

PROFIT MARGINS -- CONTINUING OPERATIONS

     Operating profit margins from continuing operations, excluding the $400 million charge in 1994 for the disposition of businesses, were seven percent in 1994, nine percent in 1993 and eight percent in 1992. The decrease in the operating profit margin from continuing operations in 1994 compared with the previous two years is primarily attributable to increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs, launch costs for new products and increased steel costs in its Transportation-Related Products businesses. In addition, margins in 1994 for businesses which the Company intends to dispose, were hampered by the depressed industry conditions affecting the construction and defense markets and by the completion of certain major programs at businesses in the Transportation-Related Products segment.

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash flow from operating activities, including discontinued energy operations, decreased to $38 million in 1994 from $103 million in 1993 principally as a result of increased net working capital requirements (particularly prepaid customer tooling) to support increased sales volumes, and from additional investments in marketable securities.

     In January 1994, the Company issued, in a public offering, approximately $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds of approximately $337 million were used to redeem $250 million of 10 1/4% Senior Subordinated Notes on February 1, 1994 and to reduce other indebtedness. Reflecting the favorable long-term prospects for MascoTech, the Company's Board of Directors authorized in 1994 the repurchase of 10 million shares of Company Common Stock and Convertible Preferred Stock. Pursuant to this authorization, the Company repurchased and retired approximately four million shares of Company Common Stock during 1994 at a cost of approximately $54 million.

     The Company has made significant expenditures and commitments in 1994 for capital programs, including new advanced manufacturing technologies, to support the Company's core Transportation-Related Products businesses. These additional investments, which will continue in 1995 and are expected to aggregate approximately $260 million for the two years, reflect the Company's belief in the businesses' favorable long-term outlook and are planned to meet increased demand for certain current product programs. These expenditures will also provide capacity for new products that the Company expects to begin producing over the next several years, and enhance the Company's leadership positions in advanced manufacturing technologies related to its forging and metal-forming businesses.

INVENTORIES

     The Company's investment in inventories decreased to approximately $92 million at December 31, 1994. This decrease was the result of the reclassification of inventories related to the businesses being disposed into net current assets of businesses held for disposition at December 31, 1994. Inventories, excluding the reclassification of businesses held for disposition, increased by approximately $23 million at December 31, 1994 reflecting increased sales volumes and strategic purchases of raw material, particularly steel. The Company's continued emphasis on inventory management, utilizing Just-In-Time
(JIT) and other inventory management techniques, has contributed to higher inventory turnover rates in recent years.

FINANCIAL POSITION AND LIQUIDITY

     The Company's financial position was impacted by the non-cash charge of $400 million pre-tax ($315 million after-tax) for the planned disposition of certain businesses. As a result of the charge, the Company's debt as a percent of debt plus equity increased to 70 percent at December 31, 1994 from 54 percent at December 31, 1993. The Company expects that this ratio will decrease substantially upon the receipt of proceeds from sales of businesses, which will be utilized to reduce indebtedness.

     At December 31, 1994 current assets, which aggregated approximately $598 million, were in excess of three times current liabilities. In addition, the Company has significant financial assets, including 20 percent or more ownership positions in the securities of three publicly traded companies with an aggregate carrying value of approximately $162 million. This compares with an aggregate quoted market value at December 31, 1994 (which may differ from the amounts that could have been realized upon disposition) of approximately $430 million.

     The Company's cash, marketable securities, additional borrowings available under the Company's revolving credit agreement and otherwise, and anticipated internal cash flow are expected to provide sufficient liquidity to fund its near-term working capital, capital expansion programs and other investment needs, including the retirement of 10% Senior Subordinated Notes maturing in 1995. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow, revolving credit agreement, divestiture of non-core businesses and certain additional financial assets and, to the extent necessary, future financings in the financial markets.

     The Company's revolving credit agreement contains restrictions including limitations on intangible assets, the ratio of senior debt to earnings and the ratio of debt to equity. At December 31, 1994, the unused portion of the revolving credit agreement was principally available to refinance the 10% Senior Subordinated Notes and other indebtedness. Cash dividends and any acquisition of Company Common Stock and Convertible Preferred Stock could be accomplished with future internal cash flows and through future reductions of cash investments and marketable securities.

     The Company has an expected net capital loss carryforward benefit of approximately $20 million at December 31, 1994. This capital loss is expected to be realized through the sale of common stock of equity affiliates that result in capital gains, or through the sale of businesses at a gain.

GENERAL FINANCIAL ANALYSIS

  1994 VERSUS 1993 -- CONTINUING OPERATIONS

     In 1994, net sales from continuing operations increased eight percent to $1.70 billion from $1.58 billion in 1993, the highest level in the Company's history. Excluding sales of businesses to be disposed, net sales increased approximately 18 percent.

     Earnings per common share from continuing operations after preferred stock dividends (excluding the impact of: discontinued operations; extraordinary income (1994) and loss (1993); and the 1994 restructuring charge) would have increased to a record $1.08 in 1994 from $.91 in 1993 on a fully diluted basis.

     The Company plans to dispose of a number of businesses, including its Architectural Products, Defense and certain of its Transportation-Related Products businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The businesses to be disposed have annual sales of approximately $700 million, and in 1994 performed at an approximate break-even operating profit level. The Company believes that these businesses, which had net assets of approximately $700 million prior to the charge, will be disposed for after-tax net cash and other proceeds of approximately $400 million. The disposition of these businesses is expected to primarily occur in 1995, with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide additional capital to invest in its core Transportation-Related Products businesses. The Company has recorded a non-cash charge of $400 million pre-tax ($315 million after-tax or $5.35 per common share) to reflect the estimated loss on the disposition of these businesses. The operating results of the business units held for disposition will be included in the results of continuing operations in future periods through the date of disposition.

     The disposition of the Company's energy segment (announced in late 1993 and accounted for as discontinued operations for all periods presented) has been completed and resulted in income of approximately $18 million pre-tax ($11.7 million after-tax) in the fourth quarter of 1994 relating to the partial reversal of a $41 million pre-tax charge established in the fourth quarter of 1993. This reversal resulted from certain energy segment business units being sold at prices greater than those used in estimating the loss on disposition in 1993.

     Including the results of continuing operations and discontinued operations, the restructuring charge and an extraordinary gain ($2.6 million after-tax) related to the early extinguishment of debt, net loss after preferred stock dividends for 1994 was $3.96 per common share, compared with earnings, after preferred stock dividends, of $.57 per common share in 1993.

     Sales of Transportation-Related Products increased 11 percent in 1994, principally due to increased levels of automotive production and new product introductions, which were partially offset by the completion of certain automotive programs. Operating profit in 1994 for Transportation-Related Products, excluding the charge for the disposition of businesses, decreased to approximately $140 million from $160 million in 1993. Transportation-Related Products businesses held for disposition accounted for the majority of this decrease. Operating margins in 1994 were also negatively impacted by increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs, launch costs for new products and increased steel costs.

     Sales of Specialty Products in 1994 decreased approximately four percent from 1993 levels, reflecting the continued unfavorable market conditions for the Company's Architectural and Defense Products. Operating loss in 1994, excluding the charge for disposition of businesses, was $5 million compared to operating profit of $1 million in 1993. This loss was principally related to the continued deterioration in the Company's Defense operations.

     Other income, net in 1994 was $13 million compared with expense of $25 million in 1993. Other income, net in 1994 benefitted from reduced interest expense resulting from a reduction of debt in late 1993 and from the redemption of higher cost subordinated debt in early 1994. In addition, other income, net in 1994 benefitted from increased income from affiliates, including gains of approximately $17.9 million pre-tax from sales of a portion of the Company's common stock holdings of an equity affiliate.

     Other expense, net for 1993 includes gains aggregating approximately $13 million pre-tax, resulting from the sale of stock through public offerings by equity affiliates. This income was largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying values of certain long-term assets and other costs and expenses.

     The Company's 1994 effective tax rate differs from the statutory rate principally because a significant part of the $400 million charge does not result in a tax benefit.

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

     Including the results of discontinued operations and the loss upon disposition of those businesses, and an extraordinary loss ($3.7 million after-tax) related to the early extinguishment of debt, earnings for 1993, after preferred stock dividends, were $.57 per common share, compared with earnings, after preferred stock dividends, of $.48 per common share in 1992.

     Sales of Transportation-Related Products increased 13 percent, principally due to increased levels of automotive production. Sales also benefitted from new product introductions which were partially offset by the phase-out of existing programs, including the mid-1993 completion of the Company's conversion program for the Ford Mustang convertible. Operating profit in 1993 for Transportation-Related Products increased to $160 million from $124 million in 1992. Operating margins in 1993 continued to be favorably impacted by higher sales volumes for most of the Company's Transportation-Related Products. Margins in both 1993 and 1992 have benefitted from the internal cost reductions and restructuring initiatives that the Company has undertaken in recent years.

     Sales of Specialty Products in 1993 decreased approximately two percent from 1992 levels, reflecting the continued unfavorable market conditions for the Company's Architectural and Defense Products. Operating profit declined to $1 million in 1993 from $5 million in 1992 as a result of the $4 million operating loss for Architectural Products in 1993. This loss was principally the result of costs and expenses related to the consolidation of certain operating activities, start-up costs associated with a new manufacturing process and the unfavorable conditions existing in the markets served by these products.

     Other expense, net decreased to $25 million in 1993 from $44 million in 1992. Other expense, net in 1993 benefitted from reduced interest expense resulting from a reduction in debt and lower interest rates; and from increased equity and interest income from affiliates related primarily to the Company's Emco holdings. Additionally, 1993 and 1992 results benefitted from pre-tax gains from sales of marketable securities of approximately $11.5 million and $4.0 million, respectively.

     Other expense, net for 1993 and 1992 also include gains aggregating approximately $13 million and $25 million pre-tax, respectively, from the sale of stock through public offerings by equity affiliates (including in 1993, affiliate shares held by the Company) and, in 1992, a prepayment premium related to the redemption of debentures held by the Company. The Company's equity affiliates may, from time to time, issue additional common equity depending upon their financing requirements. These gains were largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying values of certain long-term assets, and other costs and expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1994, and the financial statement schedule as listed in Item 14(a)(2)(i) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 17, 1995

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1994 AND 1993

                                     ASSETS

                                                                      1994              1993
                                                                 --------------    --------------
Current assets:
  Cash and cash investments...................................   $   61,950,000    $   83,200,000
  Marketable securities.......................................       62,110,000        27,790,000
  Receivables.................................................      171,870,000       238,820,000
  Inventories.................................................       91,950,000       140,040,000
  Deferred and refundable income taxes........................       23,800,000        41,780,000
  Prepaid expenses and other assets...........................       39,800,000        24,210,000
  Net current assets of businesses held for disposition.......      146,690,000        28,830,000
                                                                 --------------    --------------
       Total current assets...................................      598,170,000       584,670,000
Equity and other investments in affiliates....................      173,230,000       170,510,000
Property and equipment, net...................................      379,330,000       490,190,000
Excess of cost over net assets of acquired companies..........       93,820,000       439,760,000
Notes receivable and other assets.............................       53,770,000        66,100,000
Net non-current assets of businesses held for disposition.....      232,370,000        38,680,000
                                                                 --------------    --------------
       Total assets...........................................   $1,530,690,000    $1,789,910,000
                                                                 ==============    ==============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................   $  111,860,000    $   95,520,000
  Accrued liabilities.........................................       72,090,000       103,260,000
  Current portion of long-term debt...........................        3,670,000         2,830,000
                                                                 --------------    --------------
       Total current liabilities..............................      187,620,000       201,610,000
Long-term debt................................................      868,240,000       788,360,000
Deferred income taxes and other long-term liabilities.........       93,690,000       132,310,000
                                                                 --------------    --------------
       Total liabilities......................................    1,149,550,000     1,122,280,000
                                                                 --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par: Authorized: 25 million;
     Outstanding: 10.8 million (liquidation value -- $216
     million).................................................       10,800,000        10,800,000
  Common stock, $1 par: Authorized: 250 million; Outstanding:
     56.6 million and 60.5 million............................       56,610,000        60,510,000
  Paid-in capital.............................................      318,960,000       367,290,000
  Retained earnings (deficit).................................       (7,590,000)      232,120,000
  Cumulative translation adjustments..........................        2,360,000        (3,090,000)
                                                                 --------------    --------------
       Total shareholders' equity.............................      381,140,000       667,630,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $1,530,690,000    $1,789,910,000
                                                                 ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                    1994               1993               1992
                                               ---------------    ---------------    ---------------
Net sales...................................   $ 1,702,260,000    $ 1,582,880,000    $ 1,455,320,000
Cost of sales...............................    (1,385,430,000)    (1,257,480,000)    (1,159,050,000)
                                               ---------------    ---------------    ---------------
     Gross profit...........................       316,830,000        325,400,000        296,270,000
Selling, general and administrative
  expenses..................................      (194,680,000)      (179,680,000)      (184,430,000)
Charge for disposition of businesses........      (400,000,000)                --                 --
                                               ---------------    ---------------    ---------------
     Operating profit (loss)................      (277,850,000)       145,720,000        111,840,000
                                               ---------------    ---------------    ---------------
Other income (expense), net:
  Interest expense, Masco Corporation.......                --         (6,990,000)        (7,800,000)
  Other interest expense....................       (49,830,000)       (74,370,000)       (78,190,000)
  Equity and interest income from
     affiliates.............................        29,810,000         21,000,000         15,750,000
  Gain from change in investment of
     equity affiliates......................                --          9,490,000         16,700,000
  Other, net................................        33,380,000         26,330,000          9,950,000
                                               ---------------    ---------------    ---------------
                                                    13,360,000        (24,540,000)       (43,590,000)
                                               ---------------    ---------------    ---------------
     Income (loss) from continuing
       operations before income taxes
       (credit) and extraordinary income
       (loss)...............................      (264,490,000)       121,180,000         68,250,000
Income taxes (credit).......................       (30,070,000)        50,290,000         29,210,000
                                               ---------------    ---------------    ---------------
     Income (loss) from continuing
       operations before extraordinary
       income (loss)........................      (234,420,000)        70,890,000         39,040,000
Discontinued energy operations (net of
  income taxes):
     Income (loss) from operations of
       discontinued energy segment..........                --          2,630,000           (610,000)
     Gain (loss) on disposition.............        11,700,000        (22,270,000)                --
                                               ---------------    ---------------    ---------------
     Income (loss) before extraordinary
       income (loss)........................      (222,720,000)        51,250,000         38,430,000
Extraordinary income (loss) (net of
  income taxes).............................         2,600,000         (3,650,000)                --
                                               ---------------    ---------------    ---------------
     Net income (loss)......................   $  (220,120,000)   $    47,600,000    $    38,430,000
                                               ===============    ===============    ===============
Preferred stock dividends...................   $    12,960,000    $    14,930,000    $     9,300,000
                                               ===============    ===============    ===============
     Earnings (loss) attributable to
       common stock.........................   $  (233,080,000)   $    32,670,000    $    29,130,000
                                               ===============    ===============    ===============

                                                                                1993
                                                                         -------------------
                                                                                    ASSUMING
                                                               1994                   FULL       1992
                                                              PRIMARY    PRIMARY    DILUTION    PRIMARY
                                                              -------    -------    --------    -------
Earnings (loss) per common and common equivalent share:
  Continuing operations....................................   $ (4.20)    $ .97       $.91       $ .49
  Discontinued energy operations:
     Income (loss) from operations of discontinued
       energy segment......................................        --       .05        .04        (.01)
     Gain (loss) on disposition............................       .20      (.39)         *          --
                                                              -------     -----       ----       -----
  Income (loss) before extraordinary income (loss).........     (4.00)      .63        .63         .48
  Extraordinary income (loss)..............................       .04      (.06)         *          --
                                                              -------     -----       ----       -----
  Earnings (loss) attributable to common stock.............   $ (3.96)    $ .57       $.57       $ .48
                                                              =======     =====       ====       =====

* Anti-dilutive

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                       1994             1993             1992
                                                   -------------    -------------    -------------
CASH FROM (USED FOR):
 OPERATING ACTIVITIES:
  Net income (loss).............................   $(220,120,000)   $  47,600,000    $  38,430,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities,
   excluding reclassification of businesses held
   for disposition:
     Charge for disposition of businesses.......     400,000,000         --               --
     Gain from change in investment of equity
       affiliates...............................        --             (9,490,000)     (16,700,000)
     Gains from sales of TriMas common stock....     (17,900,000)        --               --
     Depreciation and amortization..............      66,760,000       59,810,000       59,920,000
     Equity earnings, net of dividends..........     (23,720,000)     (12,000,000)      (5,250,000)
     (Decrease) increase in deferred taxes......     (67,760,000)      15,590,000        3,130,000
     (Increase) decrease in marketable
       securities, net..........................     (34,320,000)       2,980,000        3,150,000
     (Increase) in receivables..................     (37,940,000)      (5,900,000)     (23,930,000)
     (Increase) in inventories..................     (23,390,000)      (2,990,000)      (2,920,000)
     (Increase) decrease in prepaid expenses....     (33,490,000)     (11,650,000)       4,010,000
     Increase (decrease) in accounts payable and
       accrued liabilities......................      65,330,000       (5,900,000)     (12,930,000)
     Other, net, including extraordinary income
       (loss)...................................      (5,370,000)       8,180,000       13,540,000
     Net assets of businesses held for
       disposition, net.........................     (30,410,000)      16,700,000          830,000
                                                   -------------    -------------    -------------
       Net cash from operating activities.......      37,670,000      102,930,000       61,280,000
                                                   -------------    -------------    -------------
 FINANCING ACTIVITIES:
  Issuance of convertible debt..................     337,240,000         --               --
  Increase in other debt........................      82,730,000         --             11,670,000
  Payment or repurchase of other debt...........    (349,230,000)    (150,020,000)    (135,490,000)
  Issuance of preferred stock...................        --            209,520,000         --
  Retirement of Company Common Stock............     (54,130,000)        --               --
  Retirement of preferred stock.................        --           (100,000,000)        --
  Payment of dividends..........................     (18,980,000)     (16,020,000)      (9,300,000)
  Other, net....................................      (5,010,000)       3,770,000       (2,240,000)
                                                   -------------    -------------    -------------
       Net cash used for financing activities...      (7,380,000)     (52,750,000)    (135,360,000)
                                                   -------------    -------------    -------------
 INVESTING ACTIVITIES:
  Cash received from sales or redemption of
   TriMas securities............................      18,180,000         --             88,000,000
  Cash paid Masco Corporation...................        --            (87,500,000)        --
  Cash received from sale of energy
     businesses.................................      41,220,000       93,450,000         --
  Capital expenditures..........................    (115,220,000)     (59,540,000)     (60,000,000)
  Receipt of cash from notes receivable.........      14,640,000       14,000,000        3,830,000
  Other, net....................................     (10,360,000)      (3,390,000)         300,000
                                                   -------------    -------------    -------------
       Net cash (used for) from investing
          activities............................     (51,540,000)     (42,980,000)      32,130,000
                                                   -------------    -------------    -------------
 CASH AND CASH INVESTMENTS:
  Increase (decrease) for the year..............     (21,250,000)       7,200,000      (41,950,000)
  At January 1..................................      83,200,000       76,000,000      117,950,000
                                                   -------------    -------------    -------------
       At December 31...........................   $  61,950,000    $  83,200,000    $  76,000,000
                                                   =============    =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting. Capital transactions by equity affiliates, which reduce the Company's ownership interest at amounts differing from the Company's carrying amount, are reflected in other income or expense and equity and other investments in affiliates.

     Certain amounts for the years ended December 31, 1993 and 1992 have been reclassified to conform to the presentation adopted in 1994. The balance sheet at December 31, 1994 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses. The financial statements and related notes have been reclassified to present the energy segment as discontinued operations (see "Dispositions of Operations" note).

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1994 owned approximately 44 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, including net sales related to businesses held for disposition, aggregated approximately $11 million in each of 1994, 1993 and 1992.

     Cash and Cash Investments. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash and cash investments. The carrying amount reported in the balance sheet for cash and cash investments approximates fair value.

     Marketable Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994. At December 31, 1994 marketable equity securities have been categorized as trading securities, and, as a result, are stated at fair value. At December 31, 1993 marketable equity securities were stated at the lower of cost or market. Derivative financial instruments, consisting principally of S&P 500 futures contracts, are held for purposes other than trading and are carried at market value. Changes in market value of outstanding futures contracts are recognized as incurred.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $1.6 million and $5.1 million at December 31, 1994 and 1993, respectively.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current

                                MASCOTECH, INC.

operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment there was no permanent impairment related to the excess of cost over net assets of acquired companies not held for disposition at December 31, 1994.

     At December 31, 1994 and 1993, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $34.5 million and $86.5 million, respectively. Amortization expense was $22.9 million, $22.2 million and $22.8 million in 1994, 1993 and 1992, respectively, including amortization expense of approximately $1.6 million in both 1993 and 1992 related to discontinued operations.

     Income Taxes. In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. There was no income statement impact from the adoption of SFAS No. 109. Provision has not been made for U.S. or additional foreign taxes on approximately $28 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     Earnings (Loss) Per Common Share. Primary loss per common share in 1994 is based on 58.9 million weighted average shares of common stock outstanding. The effect of stock options and warrants in 1994 would be anti-dilutive. Primary earnings per common share are based on weighted average shares of common stock and common stock equivalents outstanding (including the dilutive effect of stock options and warrants, utilizing the treasury stock method) of 57.4 million and
60.9 million in 1993 and 1992, respectively. Primary earnings (loss) per common share are calculated on earnings (loss) after deducting preferred stock dividends of $13.0 million, $14.9 million and $9.3 million in 1994, 1993 and 1992, respectively.

     Fully diluted earnings (loss) per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share in 1993 was calculated based on 68.8 million weighted average common shares outstanding. Convertible securities did not have a dilutive effect on earnings (loss) per common share in 1994 or 1992.

     In late 1993, approximately 10.4 million common shares were issued as a result of the conversion of the 6% Convertible Subordinated Debentures (see "Shareholders' Equity" note). If such conversion had taken place at the beginning of 1993, the primary earnings per common and common equivalent share amounts would have approximated the amounts presented for earnings per common and common equivalent share, assuming full dilution, in 1993.

     Adoption of Statements of Financial Accounting Standards. The Company expects that the adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", will not have a material impact on the financial position or the results of operations of the Company when adopted in 1995.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1993: in addition to the payment by the Company of $87.5 million, the non-cash portion of the issuance of Company Preferred Stock and warrants in exchange for Company Common Stock, Company Preferred Stock and Masco Corporation's holdings of Emco Limited common stock and convertible debentures (see "Shareholders' Equity" note); conversion of $187 million of convertible debentures into Company Common Stock (see "Shareholders' Equity" note); and conversion of

                                MASCOTECH, INC.

the Company's TriMas Corporation ("TriMas") convertible preferred stock holdings into TriMas common stock (see "Equity and Other Investments in Affiliates" note).

     Income taxes paid were $28 million, $32 million and $23 million in 1994, 1993 and 1992, respectively. Interest paid was $61 million, $82 million and $91 million in 1994, 1993 and 1992, respectively.

DISPOSITIONS OF OPERATIONS:

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its Architectural Products, Defense and certain of its Transportation-Related Products businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The disposition of these businesses is expected to primarily occur in 1995 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. The businesses to be disposed had annual sales of $675 million, $715 million and $675 million in 1994, 1993 and 1992, respectively, and operating profit (loss), before the charge recorded in 1994, of $(2) million, $22 million and $30 million in 1994, 1993 and 1992, respectively.

     The expected proceeds from the sale or liquidation of the businesses to be disposed was estimated by the Company's management based on a variety of factors including: historical and projected operating performance, competitive market position, perceived strategic value to potential acquirors, tangible asset values and other relevant factors. In addition, management's estimate of the expected proceeds included input from independent parties familiar with business valuations of this nature. The Company's carrying value of a number of the businesses to be disposed exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company recorded a non-cash charge aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss is anticipated. The approximate components of the charge are as follows (in thousands):

        Write-down of assets due to anticipated net proceeds being less than carrying value:
             Excess of cost over net assets of acquired companies..........   $270,000
             Other assets, principally property and equipment..............    105,000
        Expenses of sale or liquidation accruable at December 31, 1994.....     25,000
                                                                              --------
               Pre-tax charge..............................................   $400,000
                                                                              ========

     Future periods will include the operating results of the businesses to be sold and any additional anticipated costs to be incurred in connection with the sale or liquidation of the remaining businesses which cannot be accrued at December 31, 1994, as well as the result of differences between estimated and actual proceeds. In addition, management expects that certain of the businesses to be disposed may be sold for gains; such gains will be recognized when realized.

     In late 1993, the Company adopted a plan to divest the business units in its energy segment. This plan met the criteria for discontinued operations accounting treatment; accordingly, the financial statements and related notes present the Company's energy segment as discontinued operations. During 1993, two such business units were sold for approximately $93 million, including the sale of one business unit to the Company's equity affiliate, TriMas, for $60 million cash. The expected loss from the disposition of the Company's energy segment resulted in a fourth quarter 1993 pre-tax charge of approximately $41 million (approximately $22 million after-tax), including a provision for the businesses not sold in 1993 and the deferral of a portion of the gain (approximately $6 million after-tax) related to the sale of the business to

                                MASCOTECH, INC.

TriMas. Certain of the remaining business units were sold at prices greater than those used in estimating the loss on disposition in 1993, resulting in a reversal in 1994 of approximately $18 million pre-tax ($11.7 million after-tax) relating to the charge established in 1993.

     Selected financial information for the Company's discontinued energy segment is as follows for the period up to the decision to discontinue in 1993, and for the year ended December 31, 1992:

                                                                       (IN THOUSANDS)
                                                                      1993        1992
                                                                    --------    --------
        Net sales................................................   $191,930    $201,520
                                                                    ========    ========
        Operating income.........................................   $  5,540    $  3,050
        Other expense............................................       (480)       (960)
                                                                    --------    --------
        Pre-tax income...........................................      5,060       2,090
        Income taxes.............................................      2,430       2,700
                                                                    --------    --------
        Income (loss) from discontinued operations...............   $  2,630    $   (610)
                                                                    ========    ========

     The unusual relationship of income taxes to pre-tax income in 1992 results principally from foreign losses for which no tax benefit was recorded.

     Amounts included in the consolidated balance sheet for net assets of businesses held for disposition consist of the following at December 31, 1994 and 1993, after reflecting the anticipated loss on disposition:

                                                                      (IN THOUSANDS)
                                                                     1994         1993
                                                                   ---------    --------
        Receivables.............................................   $ 107,760    $ 34,890
        Other current assets, principally inventories...........     141,140      41,250
        Current liabilities, including accrued exit costs.......    (102,210)    (47,310)
                                                                   ---------    --------
          Net current assets....................................     146,690      28,830
                                                                   ---------    --------
        Property and equipment, net.............................     120,350      30,060
        Other non-current assets and liabilities, net, including
          deferred tax assets...................................     112,020       8,620
                                                                   ---------    --------
          Net non-current assets................................     232,370      38,680
                                                                   ---------    --------
        Net assets of businesses held for disposition...........   $ 379,060    $ 67,510
                                                                   =========    ========

INVENTORIES:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                     -------------------
                                                                      1994        1993
                                                                     -------    --------
        Finished goods............................................   $15,990    $ 39,400
        Work in process...........................................    29,260      38,240
        Raw material..............................................    46,700      62,400
                                                                     -------    --------
                                                                     $91,950    $140,040
                                                                     =======    ========

                                MASCOTECH, INC.

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                         AT DECEMBER 31
                                                                      --------------------
                                                                      1994    1993    1992
                                                                      ----    ----    ----
         TriMas Corporation........................................    41%     43%     28%
         Emco Limited..............................................    43%     43%     --
         Titan Wheel International, Inc. ..........................    20%     21%     47%

     The carrying amount of investments in affiliates at December 31, 1994 and 1993 and quoted market values at December 31, 1994 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                  (IN THOUSANDS)
                                                           1994
                                                          QUOTED       1994        1993
                                                          MARKET     CARRYING    CARRYING
                                                          VALUE       AMOUNT      AMOUNT
                                                         --------    --------    --------
         Common stock:
           TriMas Corporation.........................   $303,820    $ 60,090    $ 40,550
           Emco Limited...............................     55,680      50,130      50,470
           Titan Wheel International, Inc. ...........     40,900      20,180      15,500
                                                         --------    --------    --------
         Common stock holdings........................    400,400     130,400     106,520
                                                         --------    --------    --------
         Convertible debt:
           Emco Limited...............................     29,950      31,560      30,700
                                                         --------    --------    --------
         Convertible debt holdings....................     29,950      31,560      30,700
                                                         --------    --------    --------
         Investments in publicly traded affiliates....   $430,350     161,960     137,220
                                                         ========
         Other non-public affiliates..................                 11,270      33,290
                                                                     --------    --------
         Total........................................               $173,230    $170,510
                                                                     ========    ========

     In 1988, the Company transferred several businesses to TriMas, a publicly traded, diversified manufacturer of commercial, industrial and consumer products. In exchange, the Company received $128 million principal amount of 14% Subordinated Debentures (which were subsequently redeemed resulting in prepayment premium income to the Company of $9 million pre-tax in 1992), $70 million (liquidation value) of 10% Convertible Participating Preferred Stock and
9.3 million shares of TriMas common stock.

     During the second quarter of 1992, TriMas sold 9.2 million shares of newly issued common stock at $9.75 per share in a public offering, which reduced the Company's common equity ownership interest in TriMas to 28 percent from 41 percent. As a result, the Company recognized a pre-tax gain of $16.7 million from the change in the Company's common equity ownership interest in TriMas. In late 1993, the TriMas 10% Convertible Participating Preferred Stock held by the Company was converted at a conversion price of $9 per share into 7.8 million shares of TriMas common stock, increasing the Company's common equity ownership interest in TriMas to 43 percent. During 1994, the Company sold a portion of its common stock holdings in TriMas, decreasing the Company's common equity ownership interest in TriMas to 41 percent, and resulting in a pre-tax gain of $17.9 million.

     The Company's holdings in Emco Limited ("Emco") were acquired from Masco Corporation in 1993 (see "Shareholders' Equity" note). Emco is a major, publicly traded, Canadian-based manufacturer and distributor of building and other industrial products with annual sales of approximately $800 million.

                                MASCOTECH, INC.

     At December 31, 1992, the Company had an approximate 47 percent common equity ownership interest in Titan Wheel International, Inc. ("Titan"), a manufacturer of wheels, tires and other products for agricultural, construction and other off-highway equipment markets. In May 1993, Titan completed an initial public offering of three million shares of common stock at $15 per share (including 292,000 shares held by the Company), reducing the Company's common equity ownership interest in Titan to 24 percent. The Company's ownership interest was further reduced in late 1993 to 21 percent as a result of the issuance of additional common shares by Titan in connection with an acquisition by Titan. These transactions resulted in 1993 gains aggregating approximately $12.8 million pre-tax (principally in the second quarter) as a result of the sale of shares held by the Company and from the change in the Company's common equity ownership interest in Titan.

     In addition to its equity and other investments in publicly traded affiliates, the Company has equity and other investment interests in privately held manufacturers of automotive components, including the Company's common equity ownership interest in Delco Remy America, Inc. ("Delco Remy"), a manufacturer of automotive electric motors and other components in which the Company acquired an interest in mid-1994.

     Approximate combined condensed financial data of the Company's equity affiliates, including Delco Remy and Emco subsequent to the Company's investment in these affiliates, are as follows:

                                                                     (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                                ------------------------
                                                                  1994           1993
                                                                ---------      ---------
        Current assets.......................................   $ 881,150      $ 657,680
        Current liabilities..................................    (320,400)      (222,580)
                                                                ---------      ---------
             Working capital.................................     560,750        435,100
        Property and equipment, net..........................     524,140        349,740
        Excess of cost over net assets of acquired
          companies..........................................     198,620        170,760
        Other assets.........................................      80,710         69,540
        Long-term debt.......................................    (780,220)      (628,520)
        Deferred income taxes and other long-term
          liabilities........................................     (75,730)       (34,950)
                                                                ---------      ---------
             Shareholders' equity............................   $ 508,270      $ 361,670
                                                                =========      =========

                                                          FOR THE YEARS ENDED DECEMBER 31
                                                        ------------------------------------
                                                           1994          1993         1992
                                                        ----------    ----------    --------
        Net sales....................................   $1,989,670    $1,412,620    $655,120
                                                        ==========    ==========    ========
        Operating profit.............................   $  174,850    $  119,780    $ 77,860
                                                        ==========    ==========    ========
        Earnings attributable to common stock........   $   74,870    $   52,030    $ 23,200
                                                        ==========    ==========    ========

                                MASCOTECH, INC.

     Equity and interest income from affiliates consists of the following:

                                                                    (IN THOUSANDS)
                                                            FOR THE YEARS ENDED DECEMBER 31
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
        The Company's equity in affiliates' earnings
          available for common shareholders..............   $25,970     $12,890     $ 5,250
        Dividends on TriMas preferred stock..............     --          5,250       7,000
        Interest income..................................     3,840       2,860       3,500
                                                            -------     -------     -------
        Equity and interest income from affiliates.......   $29,810     $21,000     $15,750
                                                            =======     =======     =======

PROPERTY AND EQUIPMENT, NET:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1994        1993
                                                                    --------    --------
        Cost:
          Land and land improvements.............................   $ 15,180    $ 33,720
          Buildings..............................................    103,630     158,750
          Machinery and equipment................................    507,190     605,600
                                                                    --------    --------
                                                                     626,000     798,070
        Less accumulated depreciation............................    246,670     307,880
                                                                    --------    --------
                                                                    $379,330    $490,190
                                                                    ========    ========

     Depreciation expense totalled $44 million, $48 million and $46 million in 1994, 1993 and 1992, respectively. These amounts include depreciation expense of approximately $8 million in each of 1993 and 1992 related to the discontinued energy segment.

ACCRUED LIABILITIES:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                     1994         1993
                                                                    -------     --------
        Salaries, wages and commissions..........................   $18,050     $ 22,970
        Income taxes.............................................     2,740        5,930
        Interest.................................................     9,020       20,420
        Insurance................................................    16,940       11,010
        Property, payroll and other taxes........................     6,730        9,360
        Other....................................................    18,610       33,570
                                                                    -------     --------
                                                                    $72,090     $103,260
                                                                    =======     ========

                                MASCOTECH, INC.

LONG-TERM DEBT:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1994        1993
                                                                    --------    --------
        Bank revolving credit agreement, due 1998................   $280,000    $295,000
        10% Senior Subordinated Notes, due 1995 (noncallable)....    233,150     233,150
        10 1/4% Senior Subordinated Notes, due 1997..............      --        250,000
        4 1/2% Convertible Subordinated Debentures, due 2003.....    310,000       --
        Other....................................................     48,760      13,040
                                                                    --------    --------
                                                                     871,910     791,190
        Less current portion of long-term debt...................      3,670       2,830
                                                                    --------    --------
        Long-term debt...........................................   $868,240    $788,360
                                                                    ========    ========

     In 1993, the Company entered into a new $675 million revolving credit agreement with a group of banks, replacing its prior bank credit agreement. During 1994, the Company amended this agreement, resulting in an extension of the due date to July 1998 from January 1997. The interest rates applicable to the revolving credit agreement are principally at alternative floating rates provided for in the agreement (approximately six percent at December 31, 1994).

     The revolving credit agreement contains restrictions including limitations on intangible assets, ratio of senior debt to earnings and the ratio of debt to equity. At December 31, 1994, the unused portion of the revolving credit agreement was principally available to refinance the 10% Senior Subordinated Notes and other indebtedness. Cash dividends and any acquisition of Company Common Stock and Convertible Preferred Stock could be accomplished with future internal cash flows and through future reductions of cash investments and marketable securities.

     In January 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds of approximately $337 million were used to redeem the $250 million of 10 1/4% Senior Subordinated Notes on February 1, 1994 and to reduce other indebtedness. In the fourth quarter of 1993, the Company recognized a $5.8 million pre-tax extraordinary charge ($3.7 million after-tax) related to the call premium (1.25%) and unamortized prepaid debenture expense associated with the early extinguishment of the $250 million of 10 1/4% Senior Subordinated Notes. The 10% Senior Subordinated Notes are due March 15, 1995 but are classified as non-current at December 31, 1994 as the Company has the intent and the ability to maintain these borrowings on a long-term basis (due to available borrowings under the Company's revolving credit agreement). During 1994, the Company recognized extraordinary income of $4.4 million pre-tax ($2.6 million after-tax) related to the early extinguishment of a portion of the 4 1/2% Convertible Subordinated Debentures.

     The maturities of debt during the next five years are as follows (in millions): 1995 -- $237; 1996 -- $1; 1997 -- $0; 1998 -- $316; and 1999 -- $0.

                                MASCOTECH, INC.

SHAREHOLDERS' EQUITY:

                                                               (IN THOUSANDS)
                                                                    RETAINED    CUMULATIVE
                                  PREFERRED    COMMON    PAID-IN    EARNINGS    TRANSLATION   SHAREHOLDERS'
                                    STOCK      STOCK     CAPITAL    (DEFICIT)   ADJUSTMENTS      EQUITY
                                  ---------   --------   --------   ---------   -----------   -------------
Balance, January 1, 1992.........  $    780   $ 59,450   $ 83,800   $ 173,530     $ 9,130       $ 326,690
     Net income..................    --          --         --         38,430      --              38,430
     Preferred stock dividends...    --          --         --         (9,300)     --              (9,300)
     Translation adjustments,
       net.......................    --          --         --         --          (3,080)         (3,080)
     Exercise of stock options...    --             70        590      --          --                 660
                                   --------   --------   --------   ---------     -------       ---------
Balance, December 31, 1992.......       780     59,520     84,390     202,660       6,050         353,400
     Net income..................    --          --         --         47,600      --              47,600
     Preferred stock dividends...    --          --         --        (14,930)     --             (14,930)
     Common stock dividends......    --          --         --         (3,210)     --              (3,210)
     Retirement of 12%
       Preferred.................      (780)     --       (76,720)     --          --             (77,500)
     Issuance of 10% Preferred...     1,000      --        99,000      --          --             100,000
     Issuance of warrants........    --          --        70,800      --          --              70,800
     Issuance of DECS............    10,800      --       198,720      --          --             209,520
     Retirement of common
       stock.....................    --        (10,000)   (90,000)     --          --            (100,000)
     Retirement of 10%
       Preferred.................    (1,000)     --       (99,000)     --          --            (100,000)
     Conversion of convertible
       debentures................    --         10,370    174,120      --          --             184,490
     Translation adjustments,
       net.......................    --          --         --         --          (9,140)         (9,140)
     Exercise of stock options...    --            620      5,980      --          --               6,600
                                   --------   --------   --------   ---------     -------       ---------
Balance, December 31, 1993.......    10,800     60,510    367,290     232,120      (3,090)        667,630
     Net loss....................    --          --         --       (220,120)     --            (220,120)
     Preferred stock dividends...    --          --         --        (12,960)     --             (12,960)
     Common stock dividends......    --          --         --         (6,630)     --              (6,630)
     Retirement of common
       stock.....................    --         (4,070)   (50,060)     --          --             (54,130)
     Translation adjustments,
       net.......................    --          --         --         --           5,450           5,450
     Exercise of stock options...    --            170      1,730      --          --               1,900
                                   --------   --------   --------   ---------     -------       ---------
Balance, December 31, 1994.......  $ 10,800   $ 56,610   $318,960   $  (7,590)    $ 2,360       $ 381,140
                                   ========   ========   ========   =========     =======       =========

     On March 31, 1993, the Company acquired from Masco Corporation 10 million shares of Company Common Stock, recorded at $100 million, $77.5 million of the Company's previously outstanding 12% Exchangeable Preferred Stock, and Masco Corporation's holdings of Emco Limited common stock and convertible debentures, recorded at $80.8 million. In exchange, Masco Corporation received $100 million (liquidation value) of the Company's 10% Exchangeable Preferred Stock, seven-year warrants to purchase 10 million shares of Company Common Stock at $13 per share, recorded at $70.8 million, and $87.5 million in cash. The transferable warrants are not exercisable by Masco Corporation if an exercise would increase Masco Corporation's common equity ownership interest in the Company above 35 percent. The cash portion of this transaction is included in the accompanying statement of cash flows as cash used for investing activities of $87.5 million. As part of this transaction, as modified in late 1993, Masco Corporation agreed to purchase from the Company, at the Company's option through March 1997, up to $200 million of subordinated debentures. In late 1993, the Company redeemed the 10% Exchangeable Preferred Stock for its $100 million liquidation value.

     In July 1993, the Company issued 10.8 million shares of 6% Dividend Enhanced Convertible Stock (DECS, classified as Convertible Preferred Stock) at $20 per share ($216 million aggregate liquidation amount) in a public offering. The net proceeds from this issuance were used to reduce the Company's indebtedness. On July 1, 1997, each of the then outstanding shares of the DECS will convert into one share of

                                MASCOTECH, INC.

Company Common Stock, if not previously redeemed by the Company or converted at the option of the holder, in both cases for Company Common Stock.

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

     During 1994, the Company repurchased and retired approximately four million shares of its common stock in open-market purchases, pursuant to a Board of Directors' authorized repurchase program. At December 31, 1994, the Company may repurchase approximately six million additional shares of Company Common Stock and Convertible Preferred Stock pursuant to this repurchase authorization.

     The Company commenced paying cash dividends on its Common Stock in August 1993. On the basis of amounts paid (declared), cash dividends per Common Share were $.10 ($.11) in 1994 and $.04 ($.06) in 1993.

STOCK OPTIONS AND AWARDS:

     For the three years ended December 31, 1994, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                         1994           1993           1992
                                                        -------        ------         -------
        Options outstanding, January 1...........            3,810          4,540            3,770
        Options granted..........................               20             30              900
          Option price per share.................       $17-25 1/8         $13-26    $6 1/8-10 3/4
        Options cancelled........................               40          --                  60
          Option price per share.................           $4 1/2          --              $4 1/2
        Options exercised........................              170            760               70
          Option price per share.................     $4 1/2-9 1/8   $4 1/2-9 1/8           $9 1/8
                                                      ------------   ------------    -------------
        Options outstanding, December 31.........            3,620          3,810            4,540
                                                      ============   ============    =============
        Options exercisable, December 31.........            1,080            680              880
                                                      ============   ============    =============

     At December 31, 1994, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $26 per share, the fair market value at the dates of grant.

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards, net, for 213,000, 202,000 and 251,000 shares of Company Common Stock during 1994, 1993 and 1992, respectively, to key employees of the Company and affiliated companies. The unamortized costs of incentive awards,

                                MASCOTECH, INC.

aggregating approximately $22 million at December 31, 1994, are being amortized over the ten-year vesting periods.

     At December 31, 1994 and 1993, a combined total of 5,773,000 and 5,631,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $9.8 million in 1994, $10.9 million in 1993 and $10.3 million in 1992, including approximately $.9 million in each of 1993 and 1992 related to the discontinued energy segment.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1994:

                                                                   (IN THOUSANDS)
                                                             1994       1993       1992
                                                            -------    -------    -------
         Service cost -- benefits earned during the
           year..........................................   $ 4,800    $ 4,110    $ 4,150
         Interest cost on projected benefit
           obligations...................................     5,800      5,540      5,090
         Actual (return) loss on assets..................     1,850     (7,730)    (3,820)
         Net amortization and deferral...................    (8,240)     1,600     (1,800)
                                                            -------    -------    -------
         Net periodic pension cost.......................   $ 4,210    $ 3,520    $ 3,620
                                                            =======    =======    =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                                 1994     1993     1992
                                                                 -----    -----    -----
         Discount rate for obligations........................    8.5%     7.0%    8.25%
         Rate of increase in compensation levels..............    5.0%     5.0%     6.0%
         Expected long-term rate of return on plan assets.....   13.0%    13.0%    13.0%

     In 1995, the Company changed its assumption for the expected long-term rate of return on plan assets to 11 percent.

                                MASCOTECH, INC.

     The funded status of the Company's defined-benefit pension plans at December 31, 1994 and 1993 is as follows (at December 31, 1994, no plans had assets which exceeded accumulated benefits):

                                                                                  (IN THOUSANDS)
                                                                1994                   1993
                                                             -----------    --------------------------
                                                             ACCUMULATED      ASSETS       ACCUMULATED
                                                              BENEFITS        EXCEED        BENEFITS
                                                               EXCEED       ACCUMULATED      EXCEED
RECONCILIATION OF FUNDED STATUS                                ASSETS        BENEFITS        ASSETS
-------------------------------                              -----------    -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation...............................    $  60,300      $ 23,040       $  34,280
                                                              =========      ========       =========
  Accumulated benefit obligation..........................    $  64,570      $ 24,450       $  38,650
                                                              =========      ========       =========
  Projected benefit obligation............................    $  75,000      $ 35,270       $  39,920
Assets at fair value......................................       53,280        29,550          26,560
                                                              ---------      --------       ---------
  Projected benefit obligation in excess of plan assets...      (21,720)       (5,720)        (13,360)
Reconciling items:
  Unrecognized net loss...................................       10,890         7,140           8,810
  Unrecognized prior service cost.........................        7,950           460           3,250
  Unrecognized net (asset) obligation at transition.......       (1,330)       (1,340)           (160)
  Adjustment required to recognize minimum liability......      (10,010)         --           (10,840)
                                                              ---------      --------       ---------
(Accrued) prepaid pension cost............................    $ (14,220)     $    540       $ (12,300)
                                                              =========      ========       =========

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions", for its postretirement benefit plans. This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with the adoption of SFAS 106, the Company elected to recognize the transition obligation on a prospective basis and accordingly, the net transition obligation is being amortized over 20 years. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1994 and 1993:

                                                                         (IN THOUSANDS)
                                                                         1994      1993
                                                                        ------    ------
        Service cost.................................................   $  400    $  300
        Interest cost................................................    1,800     1,900
        Net amortization.............................................    1,300     1,200
                                                                        ------    ------
        Net periodic postretirement benefit cost.....................   $3,500    $3,400
                                                                        ======    ======

     The incremental cost in 1994 and 1993 of accounting for postretirement health care and life insurance benefits under SFAS 106, as compared to 1992, amounted to approximately $2 million in each year.

                                MASCOTECH, INC.

     Postretirement benefit obligations, none of which is funded, are summarized as follows at December 31, 1994 and 1993:

                                                                       (IN THOUSANDS)
                                                                      1994        1993
                                                                    --------    --------
        Accumulated postretirement benefit obligations:
          Retirees...............................................   $ 16,400    $ 19,400
          Fully eligible active plan participants................      1,000       1,400
          Other active participants..............................      5,500       6,400
                                                                    --------    --------
        Total accumulated postretirement benefit obligation......     22,900      27,200
          Unrecognized net gain (loss)...........................      1,800      (2,900)
          Unamortized transition obligation......................    (17,100)    (22,500)
                                                                    --------    --------
        Accrued postretirement benefits..........................   $  7,600    $  1,800
                                                                    ========    ========

     The discount rates used in determining the accumulated postretirement benefit obligation were 8.5 percent and 7.0 percent in 1994 and 1993, respectively. The assumed health care cost trend rate in 1994 was 12 percent, decreasing to an ultimate rate in the year 2000 of seven percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $2.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.3 million. Included in the Company's 1994 charge for the disposition of certain businesses are curtailment costs for postretirement benefit obligations relating to these businesses of approximately $3.7 million.

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

     Corporate assets consist primarily of cash and cash investments, marketable securities, equity and other investments in affiliates, notes receivable and net assets of the discontinued energy segment.

                                MASCOTECH, INC.

                                                                                                                 (IN THOUSANDS)
                               NET SALES                      OPERATING PROFIT(B)(C)          ASSETS EMPLOYED AT DECEMBER 31(D)
                  ------------------------------------    -------------------------------    ------------------------------------
                     1994         1993         1992         1994        1993       1992         1994         1993         1992
                  ----------   ----------   ----------    ---------   --------   --------    ----------   ----------   ----------
The Company's
  operations by
  industry
  segment are:
Transportation-
  Related
  Products (A)..  $1,332,000   $1,195,000   $1,058,000    $ (55,000)  $160,000   $124,000    $  796,000   $  883,000   $  851,000
Specialty
  Products:
  Architectural.     277,000      289,000      291,000     (118,000)    (4,000)     2,000       149,000      313,000      321,000
  Other.........      93,000       99,000      106,000      (78,000)     5,000      3,000        32,000      104,000      109,000
                  ----------   ----------   ----------    ---------   --------   --------    ----------   ----------   ----------
      Total.....  $1,702,000   $1,583,000   $1,455,000     (251,000)   161,000    129,000       977,000    1,300,000    1,281,000
                  ==========   ==========   ==========
Other income
  (expense),
  net...........                                             13,000    (25,000)   (44,000)
General
  corporate
  expense.......                                            (26,000)   (15,000)   (17,000)
                                                          ---------   --------   --------
Income (loss)
  from
  continuing
  operations
  before income
  taxes (credit)
  and
  extraordinary
  income
  (loss)........                                          $(264,000)  $121,000   $ 68,000
                                                          =========   ========   ========
Corporate
  assets........                                                                                554,000      490,000      526,000
                                                                                             ----------   ----------   ----------
      Total
       assets...                                                                             $1,531,000   $1,790,000   $1,807,000
                                                                                             ==========   ==========   ==========

                                                                                                       DEPRECIATION AND
                                                                 PROPERTY ADDITIONS                      AMORTIZATION
                                                            -----------------------------    ------------------------------------
                                                              1994       1993      1992         1994         1993         1992
                                                            ---------   -------   -------    ----------   ----------   ----------
The Company's operations by industry segment are:
Transportation-Related Products..........................    $101,000   $52,000   $47,000       $48,000      $42,000      $42,000
Specialty Products:
  Architectural..........................................       5,000     5,000     8,000        12,000       12,000       13,000
  Other..................................................       9,000     3,000     5,000         7,000        6,000        5,000
                                                             --------   -------   -------       -------      -------      -------
        Total............................................    $115,000   $60,000   $60,000       $67,000      $60,000      $60,000
                                                             ========   =======   =======       =======      =======      =======

(A) Included within this segment are sales to one customer of $322 million, $324 million and $268 million in 1994, 1993 and 1992, respectively; sales to another customer of $225 million, $186 million and $184 million in 1994, 1993 and 1992, respectively; and sales to a third customer of $212 million, $222 million and $216 million in 1994, 1993 and 1992, respectively.

(B) Other income (expense), net in 1992, includes approximately $15 million to reflect disposition costs related to idle facilities and other long-term assets.

(C) Operating profit in 1994 includes the impact of a pre-tax charge in the amount of $400 million for the disposition of businesses. The charge impacts the Company's business segments as follows: Transportation-Related Products -- $196 million; Architectural -- $116 million; and Other Specialty Products -- $75 million. The remaining $13 million of the charge is included in General Corporate Expense.

(D) Assets employed at December 31, 1994 include net assets related to the disposition of certain operations (see "Dispositions of Operations" note).

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                     (IN THOUSANDS)
                                                               1994       1993       1992
                                                              -------    -------    -------
        Other, net:
          Net realized and unrealized gains and losses from
             marketable securities.........................   $ 4,360    $11,550    $ 4,020
          Gains from sales of TriMas common stock..........    17,900      --         --
          Interest income..................................     5,490      9,570      9,260
          Dividend income..................................     2,880      3,150      1,750
          Other, net.......................................     2,750      2,060     (5,080)
                                                              -------    -------    -------
                                                              $33,380    $26,330    $ 9,950
                                                              =======    =======    =======

     Gains and losses realized from sales of marketable securities and gains from sales of common stock of equity affiliates are determined on a specific identification basis at the time of sale.

INCOME TAXES:

                                                                    (IN THOUSANDS)
                                                             1994         1993       1992
                                                           ---------    --------    -------
        Income (loss) from continuing operations before
          income taxes (credit) and extraordinary income
          (loss):
          Domestic......................................   $(280,900)   $105,470    $57,880
          Foreign.......................................      16,410      15,710     10,370
                                                           ---------    --------    -------
                                                           $(264,490)   $121,180    $68,250
                                                           =========    ========    =======
        Provision for income taxes (credit):
          Federal, current..............................   $  36,660    $ 17,940    $12,750
          State and local...............................       8,880       8,350      5,170
          Foreign.......................................      (7,850)      8,410      8,160
          Deferred, principally federal.................     (67,760)     15,590      3,130
                                                           ---------    --------    -------
             Income taxes (credit) on income (loss) from
               continuing operations before
               extraordinary income (loss)..............   $ (30,070)   $ 50,290    $29,210
                                                           =========    ========    =======

                                MASCOTECH, INC.

     The components of deferred taxes at December 31, 1994 and 1993 are as follows:

                                                                       (IN THOUSANDS)
                                                                      1994        1993
                                                                     -------    --------
        Deferred tax assets:
          Inventories.............................................   $ 3,400    $  8,430
          Expected capital loss benefit related to businesses held
             for disposition......................................    53,000       --
          Other, principally deductions reported in different
             periods for financial reporting and tax purposes.....    19,260      25,780
                                                                     -------    --------
                                                                      75,660      34,210
                                                                     -------    --------
        Deferred tax liabilities:
          Depreciation and amortization...........................    57,390      90,350
          Other, principally equity in undistributed earnings of
             affiliates...........................................    27,430      18,450
                                                                     -------    --------
                                                                      84,820     108,800
                                                                     -------    --------
        Net deferred tax liability................................   $ 9,160    $ 74,590
                                                                     =======    ========

     Net current and net non-current assets of businesses held for disposition at December 31, 1994 include approximately $60 million of net deferred tax assets, including an expected net capital loss carryforward benefit of approximately $20 million. This capital loss is expected to be realized through the sale of common stock of equity affiliates that result in capital gains, or through the sale of businesses at a gain.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes (credit) allocated to income
(loss) from continuing operations before extraordinary income (loss):

                                                                     (IN THOUSANDS)
                                                               1994       1993       1992
                                                             --------    -------    -------
        U.S. federal statutory rate.......................        35%        35%        34%
        Tax (credit) at U.S. federal statutory rate.......   $(92,570)   $42,410    $23,210
        State and local taxes, net of federal tax
          benefit.........................................      5,770      5,430      3,390
        Higher effective foreign tax rate.................      3,380      2,910      4,670
        Tax benefit on distributed foreign earnings,
          net.............................................     (4,200)     --         --
        Dividends-received deduction......................       (690)    (2,290)    (2,320)
        Non-deductible portion of charge for disposition
          of businesses...................................     54,600      --         --
        Amortization in excess of tax, net................      2,190      3,820      4,780
        Other, net........................................      1,450     (1,990)    (4,520)
                                                             --------    -------    -------
          Income taxes (credit) on income (loss) from
             continuing operations before extraordinary
             income (loss)................................   $(30,070)   $50,290    $29,210
                                                             ========    =======    =======

                                MASCOTECH, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used to estimate the fair value of each class of financial instruments:

MARKETABLE SECURITIES, NOTES RECEIVABLE AND OTHER ASSETS

     Fair values of financial instruments included in marketable securities, notes receivable and other assets were estimated using various methods including quoted market prices and discounted future cash flows based on the incremental borrowing rates for similar types of investments. In addition, for variable-rate notes receivable that fluctuate with the prime rate, the carrying amounts approximate fair value.

LONG-TERM DEBT

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                                                      (IN THOUSANDS)
                                                               1994                    1993
                                                       --------------------    --------------------
                                                       CARRYING      FAIR      CARRYING      FAIR
                                                        AMOUNT      VALUE       AMOUNT      VALUE
                                                       --------    --------    --------    --------
Cash and cash investments...........................   $ 61,950    $ 61,950    $ 83,200    $ 83,200
Marketable securities, notes receivable and other
  assets............................................   $101,900    $ 99,600    $ 72,650    $ 80,220
Long-term debt:
  Bank debt.........................................   $316,000    $316,000    $295,000    $295,000
  10% Senior Subordinated Notes.....................   $233,150    $233,910    $233,150    $243,640
  10 1/4% Senior Subordinated Notes.................         --          --    $250,000    $254,380
  4 1/2% Convertible Subordinated Debentures........   $310,000    $234,050          --          --
  Other long-term debt..............................   $  9,090    $  8,990    $  9,120    $  9,150

DERIVATIVES

     The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of S&P 500 futures contracts, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio. The Company's investment in futures contracts increases in value as a result of decreases in the underlying index and decreases in value when the underlying index increases. The contracts are financial instruments (with off balance sheet market risk), as they are required to be settled in cash. At December 31, 1994 the notional amount of the derivatives was $33.2 million. The notional amounts do not represent the amounts exchanged by the parties, and thus are not a measure of the exposure of the Company through its use of derivatives. The Company's market risk is subject to the price differential between the contract market value and contract cost.

     Futures contracts trade on organized exchanges, and as a result, settlement of such contracts has little credit risk. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled periodically. Initial margin requirements are recorded as cash investments in the balance

                                MASCOTECH, INC.

sheet. Futures contracts are short-term in nature, usually less than six months. Related gains and losses are reported as income or loss in other income (expense) as part of marketable securities gain or loss. At December 31, 1994, based upon the current index, the Company's obligation amounted to $.3 million and is included in marketable securities.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                  FOR THE QUARTERS ENDED
                                                      ----------------------------------------------
                                                      DECEMBER     SEPTEMBER      JUNE       MARCH
                                                        31ST         30TH         30TH        31ST
                                                      ---------    ---------    --------    --------
1994:
Net sales..........................................   $ 440,570    $ 416,500    $432,780    $412,410
Gross profit.......................................   $  73,390    $  73,440    $ 89,710    $ 80,290
Income (loss) from continuing operations before
  extraordinary income (loss):
  Income (loss)....................................   $(305,940)   $  15,780    $ 29,440    $ 26,300
  Per common and common equivalent share:
     Primary.......................................      $(5.46)        $.21        $.39        $.34
     Assuming full dilution........................      $(5.46)        $.21        $.37        $.32
Net income (loss):
  Income (loss)....................................   $(294,240)   $  18,380    $ 29,440    $ 26,300
  Income (loss) attributable to common stock.......   $(297,480)   $  15,140    $ 26,200    $ 23,060
  Per common and common equivalent share:
     Primary.......................................      $(5.25)        $.25        $.39        $.34
     Assuming full dilution........................      $(5.25)        $.25        $.37        $.32
Market price per common share:
  High.............................................     $13 3/8      $15 1/4     $23 1/4     $27 7/8
  Low..............................................     $11          $11         $13         $19 7/8
1993:
Net sales..........................................   $ 392,600    $ 373,680    $412,530    $404,070
Gross profit.......................................   $  76,440    $  78,600    $ 85,610    $ 84,750
Income from continuing operations before
  extraordinary income (loss):
  Income...........................................   $  18,510    $  15,000    $ 21,310    $ 16,070
  Per common and common equivalent share:
     Primary.......................................        $.23         $.17        $.34        $.22
     Assuming full dilution........................        $.22         $.17        $.31        $.22
Net income (loss):
     Income (loss).................................   $  (6,980)   $  15,320    $ 21,740    $ 17,520
  Income (loss) attributable to common stock.......   $ (11,660)   $   9,900    $ 19,240    $ 15,190
  Per common and common equivalent share:
     Primary.......................................       $(.20)        $.18        $.35        $.25
     Assuming full dilution........................       $(.15)        $.18        $.32        $.24
Market price per common share:
  High.............................................     $28 1/8      $22 5/8     $21         $17 1/4
  Low..............................................     $18 3/4      $19 1/2     $15 3/4     $11 3/8

                                MASCOTECH, INC.

     Results for the fourth quarter of 1994 include a non-cash pre-tax charge of $400 million ($315 million after-tax or $5.56 per common share in the fourth quarter of 1994) reflecting the anticipated loss on the disposition of certain businesses (see "Dispositions of Operations" note).

     Net income (loss) for the fourth quarter of 1994 also includes income aggregating approximately $18 million pre-tax ($11.7 million after-tax or $.21 per common share) relating to the reversal of the charge established in the fourth quarter of 1993 for the disposition of the Company's energy segment (see "Dispositions of Operations" note).

     Net income (loss) for the third quarter of 1994 includes $4.4 million pre-tax of extraordinary income ($2.6 million after-tax or $.04 per common share) related to the early extinguishment of convertible debt.

     Results for the first, second and third quarters of 1994 include pre-tax gains of approximately $9.8 million, $7.1 million and $1.0 million, respectively, from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

     The 1994 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year and a lower dilutive effect from outstanding options and warrants on the year-to-date calculation.

     Results for the second quarter of 1993 include pre-tax income of approximately $9 million as a result of gains associated with the sale of common stock through public offerings by equity affiliates. This income was largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying value of certain long-term assets, and other costs and expenses.

     Results for the third quarter of 1993 were reduced by a charge of approximately $.04 per common share reflecting the increased 1993 federal corporate income tax rate.

     The fourth quarter of 1993 net loss includes the effect of a $5.8 million pre-tax extraordinary loss ($3.7 million after-tax or $.06 per common share) related to the early extinguishment of subordinated debt (see "Long-Term Debt" note). The fourth quarter of 1993 net loss also includes an after-tax charge of approximately $22 million ($.38 per common share) related to the disposition of a segment of the Company's business (see "Dispositions of Operations" note).

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

     The following supplemental unaudited financial data combine the Company with TriMas and have been presented for analytical purposes. The Company had a common equity ownership interest in TriMas of approximately 41 percent at December 31, 1994 and 43 percent at December 31, 1993. The interests of the

                                MASCOTECH, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

other common shareholders are reflected below as "Equity of other shareholders of TriMas." All significant intercompany transactions have been eliminated.

                                                                     (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                               --------------------------
                                                                  1994           1993
                                                               -----------    -----------
        Current assets......................................   $   861,380    $   799,640
        Current liabilities.................................      (243,260)      (252,810)
                                                               -----------    -----------
             Working capital................................       618,120        546,830
        Property and equipment, net.........................       547,710        652,420
        Excess of cost over net assets of acquired
          companies.........................................       182,470        526,260
        Other assets........................................       432,850        269,460
        Bank and other debt.................................    (1,106,840)    (1,027,250)
        Deferred income taxes and other long-term
          liabilities.......................................      (123,170)      (161,500)
        Equity of other shareholders of TriMas..............      (170,000)      (138,590)
                                                               -----------    -----------
             Equity of shareholders of MascoTech............   $   381,140    $   667,630
                                                               ===========    ===========

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------
                                                         1994          1993          1992
                                                      ----------    ----------    ----------
        Net sales..................................   $2,232,430    $2,022,240    $1,841,570
                                                      ==========    ==========    ==========
        Operating profit (loss)....................   $ (186,450)   $  215,740    $  170,460
                                                      ==========    ==========    ==========
        Income (loss) from continuing operations
          before extraordinary income (loss).......   $ (234,420)   $   70,890    $   39,040
                                                      ==========    ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

          (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, consist of the following:

                        Consolidated Balance Sheet

                        Consolidated Statement of Operations

                        Consolidated Statement of Cash Flows

                        Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules.

              (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1994, 1993 and 1992, consists of the following:

                  II. Valuation and Qualifying Accounts

             (ii) (A) TriMas Corporation and Subsidiaries Consolidated Financial
                      Statements appended hereto, as required at December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, consist of the following:

                        Consolidated Statements of Income

                        Consolidated Balance Sheets

                        Consolidated Statements of Cash Flows

                        Notes to Consolidated Financial Statements

             (ii) (B) TriMas Corporation and Subsidiaries Financial Statement
                      Schedule appended hereto, as required for the years ended December 31, 1994, 1993 and 1992, consists of the following:

                  II. Valuation and Qualifying Accounts

        (3) Exhibits.

            3.i         Restated Certificate of Incorporation of MascoTech, Inc. and amendments thereto.
            3.ii        Bylaws of MascoTech, Inc., as amended.(3)
            4.a.i       Indenture dated as of November 1, 1986 between Masco Industries, Inc.
                        (now known as MascoTech, Inc.) and Morgan Guaranty Trust Company of New
                        York, as Trustee, and Directors' resolutions establishing the Company's
                        4 1/2% Convertible Subordinated Debentures Due 2003.(2)
            4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee dated as of
                        August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of
                        New York and The First National Bank of Chicago.(1)
            4.a.iii     Supplemental Indenture dated as August 5, 1994 between MascoTech, Inc.
                        and The First National Bank of Chicago, as trustee.(1)

            4.b         Credit Agreement dated as of September 2, 1993 by and among MascoTech,
                        Inc., the banks party thereto, NBD Bank, N.A. (now known as NBD Bank), as Agent, and Comerica Bank, The Bank of New York, The First National
                        Bank of Chicago, Morgan Guaranty Trust Company of New York and
                        NationsBank of North Carolina, N.A., as Co-Agents(4), First Amendment
                        thereto dated as of June 29, 1994(1) and Second Amendment thereto dated as of December 21, 1994.
            4.c         Indenture dated as of August 1, 1993 between TriMas Corporation and
                        Continental Bank, National Association (now known as Bank of America
                        Illinois), as Trustee, and Directors' resolutions establishing TriMas
                        Corporation's 5% Convertible Subordinated Debentures Due 2003.
            4.d         Credit Agreement dated February 1, 1993 among TriMas Corporation,
                        Certain Banks and NationsBank of North Carolina, N.A., as Agent.(5)
            NOTE:       Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of MascoTech, Inc. or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of MascoTech, Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the Securities and Exchange
                        Commission upon request.
            10.a        Assumption and Indemnification Agreement dated as of May 1, 1984 between
                        Masco Industries, Inc. (now known as MascoTech, Inc.) and Masco
                        Corporation.(7)
            10.b        Corporate Services Agreement dated as of January 1, 1987 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Masco
                        Corporation.(5)
            10.c        Corporate Opportunities Agreement dated as of May 1, 1984 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Masco
                        Corporation.(7)
            10.d        Stock Repurchase Agreement dated as of May 1, 1984 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation and related forfeiture letter dated September 20, 1985, Amendment to
                        Stock Repurchase Agreement dated as of December 20, 1990 and Agreement dated as of November 23, 1993 including an amendment to Stock Repurchase
                        Agreement.(2)
            NOTE:       Exhibits 10.e through 10.p constitute the management contracts and executive compensatory plans or arrangements in which certain of the
                        Directors and executive officers of the Company participate.
            10.e        MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated September
                        14, 1993).(2)
            10.f        MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated September
                        14, 1993).(2)
            10.g        MascoTech, Inc. 1984 Stock Option Plan (Restated September 14, 1993).(2)
            10.h        Masco Corporation 1991 Long Term Stock Incentive Plan.(6)
            10.i        Masco Corporation 1988 Restricted Stock Incentive Plan (Restated
                        September 11, 1990).(7)
            10.j        Masco Corporation 1988 Stock Option Plan (Restated September 11,
                        1990).(7)
            10.k        Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
                        (Restated September 14, 1993).
            10.l        Masco Corporation 1984 Stock Option Plan (Restated September 14, 1993).
            10.m        Masco Corporation Restricted Stock Incentive Plan (Restated September
                        14, 1993).
            10.n        MascoTech, Inc. Supplemental Executive Retirement and Disability Plan.
            10.o        MascoTech, Inc. Benefits Restoration Plan.
            10.p        Form of Agreement dated June 29, 1989 between Masco Industries, Inc.
                        (now known as MascoTech, Inc.) and certain of its officers.
            10.q        Assumption and Indemnification Agreement dated as of December 27, 1988 between Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas
                        Corporation.(5)

            10.r        Corporate Opportunities Agreement dated as of December 27, 1988 among
                        Masco Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation.(5)
            10.s        Stock Repurchase Agreement dated as of December 27, 1988 among Masco
                        Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and
                        TriMas Corporation.(5)
            10.t        Registration Agreement dated as of December 27, 1988 among Masco
                        Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and
                        TriMas Corporation together with Amendment to Registration Agreement dated as of January 5, 1993(5) and amendment dated as of May 26, 1994.
            10.u        Stock Purchase Agreement between Masco Corporation and Masco Industries,
                        Inc. (now known as MascoTech, Inc.) dated as of December 23, 1991
                        (regarding Masco Capital Corporation).(6)
            10.v        Exchange Agreement dated December 18, 1990 between Masco Industries,
                        Inc. (now known as MascoTech, Inc.) and Masco Corporation.(7)
            10.w        Amended and Restated Securities Purchase Agreement dated as of November
                        23, 1993 between MascoTech, Inc. and Masco Corporation, including form of Note.(3)
            10.x        Registration Agreement dated as of March 31, 1993 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation.
            11          Computation of Earnings (Loss) Per Common Share.
            12          Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
                        Stock Dividends.
            21          List of Subsidiaries.
            23.a        Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s
                        Financial Statements and Financial Statement Schedule.
            23.b        Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's
                        Financial Statements and Financial Statement Schedule.
            27          Financial Data Schedule.

---------------
     (1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     (2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

     (3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

     (4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     (5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992.

     (6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991.

     (7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990.

     (B) REPORTS ON FORM 8-K.
         None

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

March 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    PRINCIPAL EXECUTIVE OFFICER:

      /s/ RICHARD A. MANOOGIAN           Chairman of the Board
-------------------------------------      and Chief Executive Officer
        RICHARD A. MANOOGIAN

       PRINCIPAL FINANCIAL AND
         ACCOUNTING OFFICER:

         /s/ TIMOTHY WADHAMS             Vice President -- Controller
-------------------------------------      and Treasurer
           TIMOTHY WADHAMS

         /s/ ERWIN H. BILLIG             Director
-------------------------------------
           ERWIN H. BILLIG
                                                                                March 24, 1995
          /s/ PETER A. DOW               Director
-------------------------------------
            PETER A. DOW

     /s/ EUGENE A. GARGARO, JR.          Director
-------------------------------------
       EUGENE A. GARGARO, JR.

         /s/ JOHN A. MORGAN              Director
-------------------------------------
           JOHN A. MORGAN

      /s/ RICHARD G. MOSTELLER           Director
-------------------------------------
        RICHARD G. MOSTELLER

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1994

Schedules, as required for the years ended December 31, 1994, 1993 and 1992:

                                                                                         PAGE
                                                                                         -----
II. Valuation and Qualifying Accounts.................................................     F-2
TriMas Corporation and Subsidiaries Consolidated Financial Statements and Financial
  Statement Schedule..................................................................     F-3

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

            COLUMN A                 COLUMN B               COLUMN C               COLUMN D       COLUMN E
---------------------------------   -----------    ---------------------------    ----------    -------------
                                                            ADDITIONS
                                                   ---------------------------
                                                                     CHARGED
                                    BALANCE AT       CHARGED       (CREDITED)
                                     BEGINNING       TO COSTS       TO OTHER                     BALANCE AT
           DESCRIPTION               OF PERIOD     AND EXPENSES     ACCOUNTS      DEDUCTIONS    END OF PERIOD
---------------------------------   -----------    ------------    -----------    ----------    -------------
                                                                       (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1994...........................   $ 5,130,000     $3,480,000     $(4,310,000)   $2,710,000     $ 1,590,000
                                    ===========     ==========     ===========    ==========     ===========
  1993...........................   $ 7,190,000     $2,470,000     $(1,820,000)   $2,710,000     $ 5,130,000
                                    ===========     ==========     ===========    ==========     ===========
  1992...........................   $ 7,810,000     $3,040,000              --    $3,660,000     $ 7,190,000
                                    ===========     ==========     ===========    ==========     ===========

NOTES:

  (A) Allowance of companies reclassified for businesses held for disposition in 1994, and for discontinuance of Energy-related segment in 1993.

  (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of TriMas Corporation:

     We have audited the consolidated financial statements and the financial statement schedule of TriMas Corporation and subsidiaries listed in Item 14(a)(2)(ii) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriMas Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 8, 1995

                               TRIMAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       1994             1993             1992
                                                   -------------    -------------    -------------
Net sales.......................................   $ 535,480,000    $ 443,230,000    $ 388,230,000
Cost of sales...................................    (361,520,000)    (301,130,000)    (266,110,000)
Selling, general and administrative expenses....     (82,560,000)     (72,080,000)     (63,500,000)
                                                   -------------    -------------    -------------
     Operating profit...........................      91,400,000       70,020,000       58,620,000
Interest expense:
     MascoTech, Inc.............................                                        (3,490,000)
     Other......................................     (12,930,000)      (9,420,000)      (9,400,000)
Other income (expense), net.....................       5,030,000        3,270,000        4,070,000
                                                   -------------    -------------    -------------
     Income before income taxes and
       extraordinary charge.....................      83,500,000       63,870,000       49,800,000
Income taxes....................................      33,400,000       25,870,000       20,020,000
                                                   -------------    -------------    -------------
     Income before extraordinary charge.........      50,100,000       38,000,000       29,780,000
Extraordinary charge related to the early
  extinguishment of debt, net of income taxes...                                        (5,740,000)
                                                   -------------    -------------    -------------
     Net income.................................   $  50,100,000    $  38,000,000    $  24,040,000
                                                   =============    =============    =============
Preferred stock dividends, MascoTech, Inc.......                    $   5,250,000    $   7,000,000
                                                                    =============    =============
Earnings available for common stock.............   $  50,100,000    $  32,750,000    $  17,040,000
                                                   =============    =============    =============
Primary earnings per common share:
  Before extraordinary charge...................           $1.35            $1.05             $.87
                                                           =====            =====             ====
  Earnings per common share.....................           $1.35            $1.05             $.65
                                                           =====            =====             ====

Fully diluted earnings per common share:
  Before extraordinary charge...................           $1.28            $1.01             $.87
                                                           =====            =====             ====
  Earnings per common share.....................           $1.28            $1.01             $.65
                                                           =====            =====             ====

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1994            1993
                                                                    ------------    ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents......................................   $107,670,000    $ 69,770,000
  Receivables....................................................     64,190,000      58,710,000
  Inventories....................................................     79,560,000      76,700,000
  Prepaid expenses...............................................     11,790,000       9,790,000
                                                                    ------------    ------------
          Total current assets...................................    263,210,000     214,970,000
Property and equipment...........................................    168,380,000     162,230,000
Excess of cost over net assets of acquired companies.............    149,160,000     152,210,000
Notes receivable.................................................      9,960,000       8,160,000
Other assets.....................................................     23,610,000      26,560,000
                                                                    ------------    ------------
          Total assets...........................................   $614,320,000    $564,130,000
                                                                    ============    ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................   $ 21,590,000    $ 20,330,000
  Accrued liabilities............................................     33,770,000      30,550,000
  Current portion of long-term debt..............................        280,000         320,000
                                                                    ------------    ------------
          Total current liabilities..............................     55,640,000      51,200,000
Deferred income taxes and other..................................     29,480,000      29,190,000
Long-term debt...................................................    238,600,000     238,890,000
                                                                    ------------    ------------
          Total liabilities......................................    323,720,000     319,280,000
                                                                    ------------    ------------
Shareholders' equity:
  Common stock, $.01 par value, authorized 100 million shares,
     outstanding 36.6 million shares.............................        370,000         370,000
  Paid-in capital................................................    155,210,000     154,190,000
  Retained earnings..............................................    136,310,000      91,700,000
  Cumulative translation adjustments.............................     (1,290,000)     (1,410,000)
                                                                    ------------    ------------
          Total shareholders' equity.............................    290,600,000     244,850,000
                                                                    ------------    ------------
          Total liabilities and shareholders' equity.............   $614,320,000    $564,130,000
                                                                    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         1994            1993             1992
                                                     ------------    -------------    ------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income...................................   $ 50,100,000    $  38,000,000    $ 24,040,000
     Adjustments to reconcile net income to net
       cash from operations:
          Extraordinary charge....................                                       5,740,000
          Depreciation and amortization...........     20,580,000       18,470,000      16,920,000
          Deferred income taxes...................      3,210,000          500,000       1,140,000
          (Increase) decrease in receivables......     (7,280,000)      (4,250,000)      1,040,000
          (Increase) decrease in inventories......     (2,860,000)      (8,120,000)      1,470,000
          Increase (decrease) in accounts payable
            and accrued liabilities...............      5,110,000        3,770,000       3,470,000
          Other, net..............................     (1,190,000)       1,730,000       3,980,000
                                                     ------------    -------------    ------------
            Net cash from operations..............     67,670,000       50,100,000      57,800,000
                                                     ------------    -------------    ------------
  INVESTMENTS:
     Capital expenditures.........................    (24,310,000)     (26,280,000)    (20,480,000)
     Acquisitions, net of cash acquired...........                     (60,280,000)
                                                     ------------    -------------    ------------
            Net cash from (used for)
               investments........................    (24,310,000)     (86,560,000)    (20,480,000)
                                                     ------------    -------------    ------------
  FINANCING:
     Long-term debt:
          Issuance................................                      60,000,000
          Retirement..............................       (330,000)    (115,150,000)       (140,000)
     Issuance of convertible subordinated debt,
       net........................................                     112,030,000
     Issuance of common shares, net...............                                      85,150,000
     Retirement of subordinated debt, MascoTech,
       Inc., including redemption premium.........                                     (96,970,000)
     Preferred stock dividends paid to
       MascoTech, Inc.............................                     (12,250,000)     (7,000,000)
     Common stock dividends paid..................     (5,130,000)      (3,170,000)       (720,000)
                                                     ------------    -------------    ------------
            Net cash from (used for) financing....     (5,460,000)      41,460,000     (19,680,000)
                                                     ------------    -------------    ------------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the year................     37,900,000        5,000,000      17,640,000
  At beginning of the year........................     69,770,000       64,770,000      47,130,000
                                                     ------------    -------------    ------------
     At end of the year...........................   $107,670,000    $  69,770,000    $ 64,770,000
                                                     ============    =============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TriMas Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to conform with current year presentation.

AFFILIATES

     As of December 31, 1994, MascoTech, Inc.'s common stock ownership in the Company approximated 41.5 percent, and Masco Corporation's common stock ownership approximated 5.3 percent. The Company has a corporate services agreement with Masco Corporation. Under the terms of the agreement, the Company pays a fee to Masco Corporation for various corporate support staff, administrative services, and research and development services. Such fee equals .8 percent of the Company's net sales, subject to certain adjustments.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1994, the Company had $90.5 million invested in prime commercial paper of several United States issuers having the highest rating given by one of the two principal rating agencies.

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

DEPRECIATION AND AMORTIZATION

     Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 5 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. The excess of cost over net assets of acquired companies is being amortized using the straight-line method over the periods estimated to be benefited, not exceeding 40 years. At December 31, 1994 and 1993, accumulated amortization of the excess of cost over net assets of acquired companies and other intangible assets was $26.8 million and $21.5 million, respectively. Amortization expense was $5.3 million, $4.5 million and $4.2 million in 1994, 1993 and 1992, respectively.

     As of each balance sheet date management assesses whether there has been an impairment in the value of excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment at December 31, 1994.

                               TRIMAS CORPORATION

NOTE 1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company has not provided for taxes on $12.3 million of undistributed earnings of foreign subsidiaries at December 31, 1994, because such earnings are generally considered permanently reinvested.

FOREIGN CURRENCY TRANSLATION

     Net assets of the Company's operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments deferred and included as a separate component of shareholders' equity. Revenues and expenses are translated at the average rates of exchange during the period.

EARNINGS PER COMMON SHARE

     Primary earnings per common share in 1994, 1993 and 1992 were calculated on the basis of 37.0 million, 31.1 million and 26.0 million weighted average common and common equivalent shares outstanding. Fully diluted earnings per common share in 1994, 1993 and 1992 were calculated on the basis of 42.1 million, 39.1 million and 33.9 million weighted average common and common equivalent shares outstanding. Common shares outstanding and per common share amounts have been adjusted to reflect the 100 percent stock distribution in July 1993.

     In 1993 MascoTech, Inc. converted all of the $100 Convertible Participating Preferred Stock into 7.8 million shares of Company common stock.

NOTE 2. ACQUISITIONS

     During 1993 the Company acquired all of the capital stock of Lamons Metal Gasket Co. ("Lamons") from MascoTech, Inc. for $60.3 million cash and the assumption of certain liabilities. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired of approximately $46.6 million is being amortized on a straight-line basis over 40 years. The results of operations of Lamons have been included in the consolidated financial statements from the effective date of the transaction. Additional purchase price amounts, contingent upon the achievement of specified levels of future profitability by Lamons, may be payable to MascoTech, Inc. beginning in 1997. These payments, if required, will be recorded as additional excess of cost over net assets of acquired businesses.

                               TRIMAS CORPORATION

NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                          (IN THOUSANDS)
                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                   1994        1993        1992
                                                                  -------     -------     -------
Interest paid..................................................   $12,110     $ 7,470     $13,770
                                                                  =======     =======     =======
Income taxes paid..............................................   $30,440     $21,540     $13,620
                                                                  =======     =======     =======
Significant noncash transactions:
  Preferred stock dividends declared, payable to MascoTech,
     Inc. in subsequent year...................................                           $ 7,000
                                                                                          =======
  Common stock dividends declared, payable in subsequent
     year......................................................   $ 1,460     $ 1,100     $   720
                                                                  =======     =======     =======
  Assumption of liabilities as partial consideration for the
     assets of companies acquired..............................               $ 7,380
                                                                              =======

NOTE 4. RECEIVABLES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1994       1993
                                                                             -------    -------
Accounts receivable.......................................................   $59,400    $54,320
Current portion of notes receivable.......................................     4,790      4,390
                                                                             -------    -------
                                                                             $64,190    $58,710
                                                                             =======    =======

     Accounts receivable are presented net of an allowance for doubtful accounts of $2.0 million and $1.8 million at December 31, 1994 and 1993, respectively. Accounts receivable at December 31, 1993 included approximately $3.2 million due from MascoTech, Inc. relating to the acquisition of Lamons Metal Gasket Co.

NOTE 5. INVENTORIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1994       1993
                                                                             -------    -------
Finished goods............................................................   $44,860    $41,950
Work in process...........................................................    10,440     12,230
Raw material..............................................................    24,260     22,520
                                                                             -------    -------
                                                                             $79,560    $76,700
                                                                             =======    =======

NOTE 6. PROPERTY AND EQUIPMENT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
Cost:
  Land and land improvements............................................   $ 13,500    $ 13,170
  Buildings.............................................................     63,770      58,250
  Machinery and equipment...............................................    194,380     183,090
                                                                           --------    --------
                                                                            271,650     254,510
Less accumulated depreciation...........................................    103,270      92,280
                                                                           --------    --------
                                                                           $168,380    $162,230
                                                                           ========    ========

     Depreciation expense was $15.2 million, $13.9 million and $12.7 million in 1994, 1993 and 1992, respectively.

                               TRIMAS CORPORATION

NOTE 7. NOTES RECEIVABLE

     Notes receivable are net of an allowance for doubtful accounts of $.7 million at both December 31, 1994 and 1993, and consist principally of the long-term portion of notes receivable arising from the sale of certain products in the normal course of business. These notes bear various fixed interest rates and mature through 2000. At December 31, 1994, the carrying value of these notes receivable approximated their estimated fair value as calculated using the interest rates in effect on that date.

NOTE 8. ACCRUED LIABILITIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1994       1993
                                                                             -------    -------
Employee wages and benefits...............................................   $14,720    $11,440
Interest..................................................................     3,180      2,620
Property taxes............................................................     2,330      2,630
Current income taxes......................................................     1,540      2,050
Dividends.................................................................     1,460      1,100
Other.....................................................................    10,540     10,710
                                                                             -------    -------
                                                                             $33,770    $30,550
                                                                             =======    =======

NOTE 9. LONG-TERM DEBT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
Borrowings from banks...................................................   $122,000    $122,000
5% Convertible Subordinated Debentures Due 2003.........................    115,000     115,000
Other...................................................................      1,880       2,210
                                                                           --------    --------
                                                                            238,880     239,210
Less current maturities.................................................        280         320
                                                                           --------    --------
                                                                           $238,600    $238,890
                                                                           ========    ========

     Borrowings from banks are owing under the Company's $350.0 million revolving credit facility, maturing in 1998, with a group of domestic and international banks. The facility permits the Company to borrow under several different interest rate options. At December 31, 1994, the blended interest rate on these borrowings equaled 6.3 percent. The facility contains certain restrictive covenants, the most restrictive of which, at December 31, 1994, required $211.4 million of shareholders' equity. The Company had available credit of $228.0 million under its revolving credit facility at December 31, 1994.

     The 5% Convertible Subordinated Debentures are convertible into Company common stock at $22 5/8 per share, subject to adjustment in certain events. The Debentures are redeemable, at a premium, at the Company's option after August 1, 1996.

     In 1992 the Company retired subordinated debentures due in 1999, held by MascoTech, Inc., and recognized a $9.0 million pre-tax extraordinary charge ($5.7 million after tax, or $.22 per common share) relative to the payment of the redemption premium associated with the early extinguishment.

                               TRIMAS CORPORATION

NOTE 10. SHAREHOLDERS' EQUITY

                                                                     (IN THOUSANDS)
                                                                                        CUMULATIVE
                                         PREFERRED    COMMON    PAID-IN     RETAINED    TRANSLATION
                                           STOCK      STOCK     CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                                         ---------    ------    --------    --------    -----------    --------
Balance, January 1, 1992..............     $  70       $100     $ 68,250    $46,900       $   250      $115,570
  Net income..........................                                       24,040                      24,040
  Common shares issued................                   40       85,110                                 85,150
  Common stock dividends..............                                       (1,440 )                    (1,440)
  Preferred stock dividends...........                                       (7,000 )                    (7,000)
  Other...............................                               380                   (1,260)         (880)
                                           -----       ----     --------    -------       -------      --------
Balance, December 31, 1992............        70        140      153,740     62,500        (1,010)      215,440
  Net income..........................                                       38,000                      38,000
  Common stock distribution...........                  150         (150)
  Common stock dividends..............                                       (3,550 )                    (3,550)
  Preferred stock dividends...........                                       (5,250 )                    (5,250)
  Preferred stock conversion..........       (70)        80          (10)
  Other...............................                               610                     (400)          210
                                           -----       ----     --------    -------       -------      --------
Balance, December 31, 1993............       -0-        370      154,190     91,700        (1,410)      244,850
  Net income..........................                                       50,100                      50,100
  Common stock dividends..............                                       (5,490 )                    (5,490)
  Other...............................                             1,020                      120         1,140
                                           -----       ----     --------    -------       -------      --------
Balance, December 31, 1994............     $ -0-       $370     $155,210    $136,310      $(1,290)     $290,600
                                           =====       ====     ========    ========      =======      ========

     During 1993 the dividends on the $100 Convertible Participating Preferred Stock, held by MascoTech, Inc., converted from an annual to a quarterly payment schedule. Therefore, the Company paid $12.3 million in preferred stock dividends in 1993 representing dividends accrued through the first three quarters of 1993 and the full year 1992. In December 1993 MascoTech, Inc. converted all of the preferred stock into 7.8 million shares of Company common stock.

     On the basis of amounts paid (declared), cash dividends per common share were $.14 ($.15) in 1994, $.11 ($.115) in 1993 and $.025 ($.05) in 1992.

NOTE 11. STOCK OPTIONS AND AWARDS

     The Company has a Stock Option Plan and a Restricted Stock Incentive Plan which permit the grant of up to a combined total of 2,000,000 shares of Company common stock for stock options or awards to key employees of the Company and its affiliates. Shares available for grant through these two plans were 331,826 and 419,944 at December 31, 1994 and December 31, 1993, respectively.

     Stock option data are as follows (option prices are the fair market value at the dates of grant):

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                    1994            1993           1992
                                                                   -------         -------       -------
Options outstanding, January 1...............................       604,000         606,000        622,000
Options cancelled............................................                                       16,000
  Option price per share.....................................                                       $8 7/8
Options exercised............................................         9,800           2,000
  Option price per share.....................................        $8 7/8          $8 7/8
Options outstanding, December 31.............................       594,200         604,000        606,000
  Option price per share..................................... $7 1/2-$8 7/8   $7 1/2-$8 7/8  $7 1/2-$8 7/8
Exercisable, December 31.....................................       218,000         167,200         64,000

                               TRIMAS CORPORATION

NOTE 11. STOCK OPTIONS AND AWARDS (CONTINUED)

     Restricted long-term incentive stock awards of a net total of 1,062,174 shares had been granted as of December 31, 1994, with the related costs being expensed over the ten year vesting period. At December 31, 1994, nonvested incentive stock awards had an aggregate carrying value of $8.7 million.

NOTE 12. RETIREMENT PLANS

     The Company has noncontributory retirement benefit plans, both defined benefit plans and profit-sharing and other defined contribution plans, for most of its employees. At December 31, 1994, the combined assets of the Company's defined benefit plans exceeded the combined accumulated benefit obligation by $4.3 million.

     The annual expense for all plans was:

                                                                          (IN THOUSANDS)
                                                                   FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                  ------------------------------
                                                                   1994        1993        1992
                                                                  ------      ------      ------
Defined contribution plans.....................................   $3,320      $2,300      $2,210
Defined benefit plans..........................................      890         500         200
                                                                  ------      ------      ------
                                                                  $4,210      $2,800      $2,410
                                                                  ======      ======      ======

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

     Net periodic pension cost of defined benefit plans included the following components:

                                                                        (IN THOUSANDS)
                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                1994         1993         1992
                                                               -------      -------      -------
Service cost................................................   $ 2,490      $ 2,030      $ 1,710
Interest cost...............................................     3,310        2,920        2,680
Actual (return)/loss on assets..............................     1,820       (5,900)      (2,920)
Net amortization and deferral...............................    (6,730)       1,450       (1,270)
                                                               -------      -------      -------
                                                               $   890      $   500      $   200
                                                               =======      =======      =======

     Net amortization and deferral consists of amortization of the net asset or overfunded position at the date of adoption and deferral and amortization of subsequent net gains and losses caused by the actual plan and investment experience differing from that assumed.

     Weighted average rate assumptions used were as follows:

                                                                 FOR THE YEARS ENDED DECEMBER
                                                                              31,
                                                                -------------------------------
                                                                1994         1993         1992
                                                                -----        -----        -----
Discount rate................................................    8.5%         7.0%         8.2%
Rate of increase in compensation levels......................    5.1%         5.1%         6.0%
Expected long-term rate of return on plan assets.............   10.7%        12.5%        12.1%

                               TRIMAS CORPORATION

NOTE 12. RETIREMENT PLANS (CONTINUED)

     The following table sets forth the funded status of the defined benefit plans:

                                                             (IN THOUSANDS)
                                                            AT DECEMBER 31,
                                        --------------------------------------------------------
                                                   1994                          1993
                                        --------------------------    --------------------------
                                           PLANS          PLANS          PLANS          PLANS
                                           WHERE          WHERE          WHERE          WHERE
                                          ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                          EXCEED        BENEFITS        EXCEED        BENEFITS
                                        ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                         BENEFITS        ASSETS        BENEFITS        ASSETS
                                        -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation..........     $25,410        $ 6,220        $27,450        $ 6,870
                                          =======        =======        =======        =======
  Accumulated benefit obligation.....     $23,860        $ 9,540        $27,970        $ 7,580
                                          =======        =======        =======        =======
  Projected benefit obligation.......     $30,840        $10,310        $37,110        $ 7,580
Plan assets at fair value............      30,390          7,310         35,440          5,790
                                          -------        -------        -------        -------
Projected benefit obligation (in
  excess of) or less than plan
  assets.............................        (450)        (3,000)        (1,670)        (1,790)
Unrecognized net (asset) or
  obligation.........................      (1,340)           440         (1,870)          (360)
Unrecognized prior service cost......         480          1,750            590            740
Unrecognized net (gain) or loss......       2,910            810          4,580          1,500
                                          -------        -------        -------        -------
     Prepaid pension cost or (pension
       liability)....................     $ 1,600        $   -0-        $ 1,630        $    90
                                          =======        =======        =======        =======

     The Company provides postretirement health care and life insurance benefits for certain eligible retired employees under unfunded plans. Some of the plans have cost-sharing provisions. In 1992 the expense recognized for postretirement health care and life insurance benefits was based on actual expenditures. Effective January 1, 1993, the estimated costs of these postretirement benefits are being accrued during the eligible employees' service periods. The Company is amortizing the unrecognized accumulated postretirement benefit obligation existing at January 1, 1993, over 20 years.

     Net periodic postretirement benefit cost included the following components:

                                                                               (IN THOUSANDS)
                                                                                  FOR THE
                                                                                YEARS ENDED
                                                                                DECEMBER 31,
                                                                               --------------
                                                                               1994      1993
                                                                               ----      ----
Service cost................................................................   $230      $210
Interest cost...............................................................    420       520
Net amortization and deferral...............................................    170       240
                                                                               ----      ----
                                                                               $820      $970
                                                                               ====      ====

     Rate assumptions used were as follows:

                                                                                   FOR THE
                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                                --------------
                                                                                1994     1993
                                                                                -----    -----
Discount rate................................................................    8.5%     7.0%
Rate of increase in health care costs through the year 2000..................   12.0%    12.0%
Long-term rate of increase in health care costs subsequent to the year
  2000.......................................................................    7.0%     7.0%

                               TRIMAS CORPORATION

NOTE 12. RETIREMENT PLANS (CONTINUED)

     The following table sets forth the status of the unfunded postretirement benefit plans:

                                                                             (IN THOUSANDS)
                                                                            AT DECEMBER 31,
                                                                          --------------------
                                                                           1994         1993
                                                                          -------      -------
Accumulated postretirement benefit obligation:
  Retirees.............................................................   $(1,920)     $(2,270)
  Fully eligible active plan participants..............................      (800)        (920)
  Other active plan participants.......................................    (2,630)      (3,100)
                                                                          -------      -------
                                                                           (5,350)      (6,290)
Unrecognized transition obligation.....................................     4,320        4,560
Unrecognized net (gain) or loss........................................    (1,770)        (560)
                                                                          -------      -------
  Accrued postretirement benefit obligation............................   $(2,800)     $(2,290)
                                                                          =======      =======

     A one percentage point increase each year in the assumed rate of increase in health care costs would have increased the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $.1 million during 1994, and would have increased the accumulated postretirement benefit obligation at December 31, 1994, by approximately $.7 million.

NOTE 13. OTHER INCOME (EXPENSE), NET

                                                                          (IN THOUSANDS)
                                                                   FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                  ------------------------------
                                                                   1994        1993        1992
                                                                  ------      ------      ------
Interest income................................................   $4,730      $3,570      $3,600
Other, net.....................................................      300        (300)        470
                                                                  ------      ------      ------
                                                                  $5,030      $3,270      $4,070
                                                                  ======      ======      ======

                               TRIMAS CORPORATION

NOTE 14. BUSINESS SEGMENT INFORMATION

          The Company's operations in its business segments consist principally of the manufacture and sale of the following:

          Specialty Fasteners: Cold formed fasteners and related metallurgical processing.

          Towing Systems: Vehicle hitches, jacks, winches, couplers and related towing accessories.

          Specialty Container Products: Industrial container closures, pressurized gas cylinders and metallic and nonmetallic gaskets.

          Corporate Companies: Specialty drills, cutters and specialized metal finishing services, and flame-retardant facings and jacketings and pressure-sensitive tapes.

          Corporate assets consist primarily of cash and cash equivalents and notes receivable.

                               TRIMAS CORPORATION

NOTE 14. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                     (IN THOUSANDS)
                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1994           1993           1992
                                                         --------       --------       --------
NET SALES
  Specialty Fasteners..............................      $138,720       $122,740       $113,020
  Towing Systems...................................       163,130        139,790        122,960
  Specialty Container Products.....................       163,880        118,970         94,090
  Corporate Companies..............................        69,750         61,730         58,160
                                                         --------       --------       --------
     Total net sales...............................      $535,480       $443,230       $388,230
                                                         ========       ========       ========
OPERATING PROFIT
  Specialty Fasteners..............................      $ 24,280       $ 19,250       $ 17,340
  Towing Systems...................................        25,660         22,150         17,670
  Specialty Container Products.....................        39,060         28,820         22,830
  Corporate Companies..............................         9,850          7,110          6,670
                                                         --------       --------       --------
     Total operating profit........................        98,850         77,330         64,510
Other income (expense), net........................        (7,900)        (6,150)        (8,820)
General corporate expense..........................        (7,450)        (7,310)        (5,890)
                                                         --------       --------       --------
     Income before income taxes and extraordinary
       charge......................................      $ 83,500       $ 63,870       $ 49,800
                                                         ========       ========       ========
IDENTIFIABLE ASSETS AT DECEMBER 31
  Specialty Fasteners..............................      $137,190       $131,110       $127,570
  Towing Systems...................................       148,890        142,340        133,240
  Specialty Container Products.....................       150,360        144,890         73,240
  Corporate Companies..............................        55,210         53,060         52,710
                                                         --------       --------       --------
                                                          491,650        471,400        386,760
  Corporate........................................       122,670         92,730         79,860
                                                         --------       --------       --------
     Total assets..................................      $614,320       $564,130       $466,620
                                                         ========       ========       ========
CAPITAL EXPENDITURES
  Specialty Fasteners..............................      $  9,140       $  9,170       $  3,830
  Towing Systems...................................         6,720          7,930         10,240
  Specialty Container Products.....................         5,420         14,870          3,480
  Corporate Companies..............................         3,000          1,320          2,900
                                                         --------       --------       --------
                                                           24,280         33,290         20,450
  Corporate........................................            30             20             30
                                                         --------       --------       --------
     Total capital expenditures....................      $ 24,310       $ 33,310(A)    $ 20,480
                                                         ========       ========       ========
DEPRECIATION AND AMORTIZATION
  Specialty Fasteners..............................      $  6,970       $  6,490       $  6,230
  Towing Systems...................................         5,390          5,250          4,950
  Specialty Container Products.....................         5,790          4,410          3,530
  Corporate Companies..............................         2,360          2,240          2,130
                                                         --------       --------       --------
                                                           20,510         18,390         16,840
  Corporate........................................            70             80             80
                                                         --------       --------       --------
     Total depreciation and amortization...........      $ 20,580       $ 18,470       $ 16,920
                                                         ========       ========       ========

Operations are located principally in the United States.

(A) Including $7.0 million from a business acquired.

                               TRIMAS CORPORATION

NOTE 15. INCOME TAXES

                                                                         (IN THOUSANDS)
                                                                  FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                 -------------------------------
                                                                  1994        1993        1992
                                                                 -------     -------     -------
Income before income taxes and extraordinary charge:
  Domestic...................................................    $79,040     $60,630     $46,340
  Foreign....................................................      4,460       3,240       3,460
                                                                 -------     -------     -------
                                                                 $83,500     $63,870     $49,800
                                                                 =======     =======     =======
Provision for income taxes:
  Federal....................................................    $24,240     $20,980     $15,160
  State and local............................................      4,100       2,870       2,280
  Foreign....................................................      1,850       1,520       1,440
  Deferred, principally federal..............................      3,210         500       1,140
                                                                 -------     -------     -------
     Income taxes on income before income taxes and
       extraordinary charge..................................     33,400      25,870      20,020
  Tax (credit) related to extraordinary charge...............                             (3,230)
                                                                 -------     -------     -------
     Net income taxes........................................    $33,400     $25,870     $16,790
                                                                 =======     =======     =======

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate applicable to income before income taxes and extraordinary charge:

                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                   1994       1993       1992
                                                                   -----      -----      -----
U.S. federal statutory tax rate...............................      35.0%      35.0%      34.0%
State and local taxes, net of federal tax benefit.............       3.2        2.9        3.0
Foreign taxes in excess of U.S. federal tax rate..............        .3         .6         .9
Nondeductible amortization of excess of cost over net assets
  of acquired companies.......................................        .8        1.7        2.1
Other, net....................................................        .7         .3         .2
                                                                    ----       ----       ----
     Effective tax rate before extraordinary charge...........      40.0%      40.5%      40.2%
                                                                    ====       ====       ====

     Items that gave rise to deferred taxes:

                                                                  (IN THOUSANDS)
                                                                 AT DECEMBER 31,
                                           ------------------------------------------------------------
                                                       1994                            1993
                                           ----------------------------    ----------------------------
                                           DEFERRED TAX    DEFERRED TAX    DEFERRED TAX    DEFERRED TAX
                                              ASSETS       LIABILITIES        ASSETS       LIABILITIES
                                           ------------    ------------    ------------    ------------
Property and equipment..................                     $ 19,620                        $ 18,040
Intangible assets.......................                        2,600
Inventory...............................      $  740                          $  170
Accrued liabilities.....................         920                           3,260
Other...................................       4,580            4,520          4,200            3,550
                                              ------         --------         ------         --------
                                              $6,240         $ 26,740         $7,630         $ 21,590
                                              ======         ========         ======         ========

     At December 31, 1994, capital loss carryforwards, for tax purposes only, equaled $3.3 million and expire in 1995.

                               TRIMAS CORPORATION

NOTE 16. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                      QUARTERS ENDED
                                                       ---------------------------------------------
                                                       DECEMBER    SEPTEMBER      JUNE       MARCH
                                                         31ST        30TH         30TH        31ST
                                                       --------    ---------    --------    --------
1994:
  Net sales.........................................   $120,490    $ 133,590    $146,940    $134,460
  Gross profit......................................   $ 39,800    $  43,580    $ 49,320    $ 41,260
  Net income........................................   $ 11,960    $  12,370    $ 14,940    $ 10,830
  Earnings available for common stock...............   $ 11,960    $  12,370    $ 14,940    $ 10,830
  Primary earnings per common share.................       $.32         $.33        $.40        $.29
  Fully diluted earnings per common share...........       $.31         $.32        $.38        $.28
  Weighted average common and common equivalent
     shares outstanding:
       Primary......................................     37,001       37,022      37,038      37,040
       Fully diluted................................     42,084       42,104      42,120      42,123
1993:
  Net sales.........................................   $108,000    $ 109,710    $118,600    $106,920
  Gross profit......................................   $ 36,070    $  35,020    $ 38,240    $ 32,770
  Net income........................................   $  8,480    $   9,450    $ 11,650    $  8,420
  Earnings available for common stock...............   $  8,480    $   7,700    $  9,900    $  6,670
  Primary earnings per common share.................       $.23         $.26        $.34        $.23
  Fully diluted earnings per common share...........       $.22         $.25        $.32        $.23
  Weighted average common and common equivalent
     shares outstanding:
       Primary......................................     37,004       29,189      29,171      29,131
       Fully diluted................................     42,120       40,016      36,974      36,926

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 16. INTERIM FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

     Earnings per common share in the fourth quarter of 1994 and 1993 were improved by $.06 and $.04, net, respectively, resulting from various year-end adjustments to accrual estimates recorded earlier in each year.

     Quarterly earnings per common share amounts for both 1994 and 1993 do not total to the full year amounts due to rounding in 1994 and to the change in the number of common shares outstanding occurring during 1993.

QUARTERLY COMMON STOCK PRICE AND DIVIDEND INFORMATION:

                                                            MARKET PRICE
                               1994                        --------------      DIVIDENDS
                             QUARTER                       HIGH      LOW       DECLARED
          ----------------------------------------------   -----    -----      ---------
          Fourth........................................   $23 5/8  $18 3/8      $ .04
          Third.........................................    24 7/8   21 1/2        .04
          Second........................................    27 1/8   21 5/8        .04
          First.........................................    28 1/2   22 3/4        .03

                                                            MARKET PRICE
                               1993                        --------------      DIVIDENDS
                             QUARTER                       HIGH      LOW       DECLARED
          ----------------------------------------------   -----    -----      ---------
          Fourth........................................   $24 5/8  $18 1/4      $ .03
          Third.........................................    20       17            .03
          Second........................................    18 3/4   15 5/8        .03
          First.........................................    16 1/2   14 1/4        .025

                               TRIMAS CORPORATION
                          FINANCIAL STATEMENT SCHEDULE
                 PURSUANT TO ITEM 14(A)(2)(II)(B) OF FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

Schedule, as required, for the years ended December 31, 1994, 1993 and 1992:

                                                                                          PAGES
                                                                                          -----
II.   Valuation and Qualifying Accounts................................................   F-21

                               TRIMAS CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

            COLUMN A                COLUMN B              COLUMN C              COLUMN D      COLUMN E
--------------------------------   ----------    --------------------------    ----------    ----------
                                                         ADDITIONS
                                                 --------------------------
                                                   CHARGED        CHARGED
                                   BALANCE AT     (CREDITED)     (CREDITED)                   BALANCE
                                   BEGINNING       TO COST        TO OTHER                     AT END
          DESCRIPTION              OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
--------------------------------   ----------    ------------    ----------    ----------    ----------
                                                                    (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
     1994.......................   $1,800,000      $620,000      $  --          $380,000     $2,040,000
                                   ==========      ========      =========      ========     ==========
     1993.......................   $1,430,000      $800,000      $ 160,000      $590,000     $1,800,000
                                   ==========      ========      =========      ========     ==========
     1992.......................   $1,750,000      $440,000      $(310,000)     $450,000     $1,430,000
                                   ==========      ========      =========      ========     ==========
Allowance for doubtful accounts,
  deducted from notes receivable
  in the balance sheet:
     1994.......................   $  650,000      $ --          $  --          $ --         $  650,000
                                   ==========      ========      =========      ========     ==========
     1993.......................   $  650,000      $ --          $  --          $ --         $  650,000
                                   ==========      ========      =========      ========     ==========
     1992.......................   $  650,000      $ --          $  --          $ --         $  650,000
                                   ==========      ========      =========      ========     ==========

Notes:

(A) Allowance of companies acquired, and other adjustments, net.

(B) Doubtful accounts charged off, less recoveries.

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                  DESCRIPTION                                     PAGE
------    ------------------------------------------------------------------------   ----------
 3.i      Restated Certificate of Incorporation of MascoTech, Inc. and amendments thereto.
 4.b      Second Amendment dated as of December 21, 1994 to Credit Agreement dated as of September 2, 1993 by and among MascoTech, Inc., the banks party thereto, NBD Bank, N.A. (now known as NBD Bank), as Agent, and Comerica
          Bank, The Bank of New York, The First National Bank of Chicago, Morgan
          Guaranty Trust Company of New York and NationsBank of North Carolina,
          N.A., as Co-Agents.
 4.c      Indenture dated as of August 1, 1993 between TriMas Corporation and
          Continental Bank, National Association (now known as Bank of America
          Illinois), as Trustee, and Directors' resolutions establishing TriMas
          Corporation's 5% Convertible Subordinated Debentures Due 2003.
 10.k     Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
          (Restated September 14, 1993).
 10.l     Masco Corporation 1984 Stock Option Plan (Restated September 14, 1993).
 10.m     Masco Corporation Restricted Stock Incentive Plan (Restated September
          14, 1993).
 10.n     MascoTech, Inc. Supplemental Executive Retirement and Disability Plan.
 10.o     MascoTech, Inc. Benefits Restoration Plan.
 10.p     Form of Agreement dated June 29, 1989 between Masco Industries, Inc.
          (now known as MascoTech, Inc.) and certain of its officers.
 10.t     Amendment dated as of May 26, 1994 to Registration Agreement dated as of
          December 27, 1988 among Masco Industries, Inc.(now known as MascoTech,
          Inc.), Masco Corporation and TriMas Corporation as amended.
 10.x     Registration Agreement dated as of March 31, 1993 between Masco
          Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation.
  11      Computation of Earnings (Loss) Per Common Share.
  12      Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
          Stock Dividends.
  21      List of Subsidiaries.
 23.a     Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s
          Financial Statements and Financial Statement Schedule.
 23.b     Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's
          Financial Statements and Financial Statement Schedule.
  27      Financial Data Schedule.