Form 10-Q
period 1995-03-31
MASCOTECH INC
filed 1995-05-15
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarterly Period Ended March 31, 1995
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   April 30, 1995

Common stock, par value $1 per share                     56,100,000

                                 MASCOTECH, INC.

                                      INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              March 31, 1995 and December 31, 1994           1

           Consolidated Condensed Statement of Income
              for the Three Months Ended
              March 31, 1995 and 1994                        2

           Consolidated Condensed Statement of
              Cash Flows for the Three Months
              Ended March 31, 1995 and 1994                  3

           Notes to Consolidated Condensed Financial
              Statements                                    4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     6

Part II. Other Information and Signature                    7-8

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 MASCOTECH, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      March 31, 1995 and December 31, 1994
                             (Dollars in thousands)



                                               March 31,       December 31,
    ASSETS                                       1995             1994
Current assets:
    Cash and cash investments                 $   25,100       $   61,950
    Marketable securities                         31,270           62,110
    Receivables                                  193,340          171,870
    Inventories                                   93,350           91,950
    Deferred and refundable income taxes          23,340           23,800
    Prepaid expenses and other assets             45,030           39,800
    Net current assets of businesses held
      for disposition                            121,470          146,690
              Total current assets               532,900          598,170

Equity and other investments in affiliates       206,620          173,230
Property and equipment, net                      400,730          379,330
Excess of cost over net assets of acquired
  companies                                       96,180           93,820
Notes receivable and other assets                 63,620           53,770
Net non-current assets of businesses held
  for disposition                                189,720          232,370
              Total assets                    $1,489,770       $1,530,690

    LIABILITIES
Current liabilities:
    Accounts payable                          $   97,720       $  111,860
    Accrued liabilities                           92,700           72,090
    Current portion of long-term debt              5,850            3,670
              Total current liabilities          196,270          187,620

Long-term debt                                   802,030          868,240
Deferred income taxes and other long-term
  liabilities                                     97,950           93,690
              Total liabilities                1,096,250        1,149,550

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million         10,800           10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 56.6 million
    and 56.6 million                              56,610           56,610
Paid-in capital                                  318,960          318,960
Retained earnings (deficit)                        2,630           (7,590)
Cumulative translation adjustments                 4,520            2,360
              Total shareholders' equity         393,520          381,140
              Total liabilities and
                shareholders' equity          $1,489,770       $1,530,690


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
               For the Three Months Ended March 31, 1995 and 1994
                 (Dollars in thousands except per share amounts)


                                                  Three Months Ended March 31
                                                        1995          1994
Net sales                                            $ 445,010     $  412,410

Cost of sales                                         (369,550)      (332,120)
Selling, general and
  administrative expenses                              (46,890)       (44,660)

     Operating profit                                   28,570         35,630

Other income (expense), net:
   Interest expense                                    (14,690)       (11,080)
   Equity and interest income
     from affiliates                                     7,050          4,620
   Other income, net                                     1,990         14,660

                                                        (5,650)         8,200

Income before income taxes                              22,920         43,830
Income taxes                                             9,460         17,530

Net income                                           $  13,460      $  26,300

Preferred stock dividends                            $   3,240      $   3,240

Earnings attributable to
  common stock                                       $  10,220      $  23,060

Earnings per common and
 common equivalent share:
 Primary                                                 $ .18         $ .34

 Fully diluted                                           $ .18         $ .32

Cash dividends declared                                  $ --          $ .02


















               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1995 and 1994
                             (Dollars in thousands)

                                                         Three Months Ended
                                                               March 31

                                                         1995          1994
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                        $ 24,720      $ 27,340
         (Increase) decrease in inventories               2,840        (7,100)
         (Increase) in receivables                       (7,860)      (18,940)
         (Decrease) in accounts payable and
            accrued liabilities                          (8,640)       (2,150)
         (Increase) decrease in marketable
            securities, net                              30,840       (30,010)
         Other, net                                         500        (6,990)
            Net cash from (used for)
               operating activities                      42,400       (37,850)

     FINANCING:
         Issuance of convertible debt                     ---         337,240
         Retirement of 101/4% Notes                       ---        (253,120)
         Retirement of 10% Notes                       (233,150)        ---
         Payment of other debt                           (8,130)      (69,570)
         Increase in other debt                         173,750         ---
         Payment of preferred stock dividends            (3,240)       (3,240)
         Payment of common stock dividends               (1,780)       (1,200)
         Other, net                                      (3,210)       (3,440)
            Net cash from (used for) financing
               activities                               (75,760)        6,670

     INVESTMENTS:
         Capital expenditures                           (23,710)      (24,790)
         Proceeds from sale of businesses                28,880        13,500
         Acquisition of businesses                      (21,190)        ---
         Sale of common stock of affiliate                ---           9,810
         Receipt of cash from notes receivable            9,500         ---
         Net assets of businesses held for
            disposition                                    (740)        ---
         Other, net                                       3,770        (1,090)
            Net cash from (used for) investing
               activities                                (3,490)       (2,570)

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the three months           (36,850)      (33,750)
     At January 1                                        61,950        83,200
     At March 31                                       $ 25,100      $ 49,450


Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                     $ 16,910      $ 26,520

          Income taxes                                 $ 13,770      $  2,810








               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. In addition, the balance sheet as of March 31, 1995 and December 31, 1994 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses.

      Primary earnings per common share were calculated based on 58.9 million and 77.6 million weighted average common shares outstanding for the three months ended March 31, 1995 and 1994, respectively. The convertible preferred stock does not meet the criteria for inclusion as common stock equivalents in the first quarter of 1995.

      Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share for the three months ended March 31, 1994 was calculated based on 87.5 million weighted average common shares outstanding. Convertible securities did not have a dilutive effect on earnings per common share for the three months ended March 31, 1995.

B.    Inventories by component are as follows (in thousands):

                                                March 31,    December 31,
                                                  1995           1994

          Finished goods                        $ 24,890       $ 15,990
          Work in process                         38,130         29,260
          Raw materials                           30,330         46,700

                                                $ 93,350       $ 91,950

C. Property and equipment, net reflects accumulated depreciation of $259 million and $247 million as at March 31, 1995 and December 31, 1994, respectively.

D. Other income, net for the three months ended March 31, 1994 includes gains aggregating approximately $9.8 million pre-tax (approximately $.07 per common share after-tax) from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

E. On March 15, 1995 the Company redeemed at maturity $233 million of its 10% Senior Subordinated Notes.

F. The Company, as part of its disposition of non-core businesses, exchanged a business unit with annual sales and net book value of approximately $60 million and $37 million respectively. This exchange resulted in the Company receiving notes receivable due from, and a 29 percent equity ownership interest in, the acquiring Company, Saturn Electronics & Engineering, Inc.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (concluded)

G. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 42 percent at March 31, 1995 and March 31, 1994. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                           March 31
                                                      1995           1994

           Current assets                         $  808,800      $  820,740
           Current liabilities                      (259,970)       (263,700)
             Working capital                         548,830         557,040
           Property and equipment, net               569,140         690,480
           Excess of cost over net
             assets of acquired companies            183,820         523,290
           Other assets                              437,460         283,520
           Long-term debt                         (1,040,430)     (1,061,150)
           Deferred income taxes and
             other long-term liabilities            (129,000)       (160,660)
           Equity of the other shareholders
             of TriMas                              (176,300)       (144,180)
             Equity of shareholders of
               MascoTech                          $  393,520      $  688,340

           Net sales                              $  591,770      $  545,350

           Operating profit                       $   53,040      $   56,030

           Net income                             $   13,460      $   26,300

           Earnings attributable to
             common stock                         $   10,220      $   23,060

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales for the first quarter ended March 31, 1995 increased eight percent to $445 million from $412 million in 1994. In December 1994, the Company announced the planned disposition of a number of businesses, including its Architectural Products and Defense businesses and certain of its transportation-related businesses as part of its long-term strategic plan to increase the focus on its core operating capabilities. Sales of the Company's core transportation-related businesses, which approximated $301 million, increased approximately 18 percent in the first quarter of 1995, while sales of the Company's businesses held for sale, which approximated $144 million, decreased approximately eight percent from the comparable period in 1994.

      Income for the first quarter 1995, after preferred stock dividends, was $10.2 million or $.18 per common share, compared with $23.1 million or $.32 per common share in the comparable period in 1994.

      Operating profit for the Company's core businesses before general corporate expense was approximately $34 million and $37 million for the quarters ended March 31, 1995 and 1994, respectively. First quarter 1995 operating performance was negatively impacted by increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs, launch costs for new products and increased steel costs principally for the Company's core transportation-related businesses. Non-core businesses had an operating loss of approximately $1 million in the quarter ended March 31, 1995, partly as a result of restructuring costs, as compared to an operating profit of approximately $1 million in the comparable period in 1994.

      First quarter 1994 results benefitted from gains aggregating approximately $9.8 million pre-tax (approximately $.07 per common share after tax) from the sale by the Company of stock of an equity affiliate.

      As part of the Company's planned disposition of its non-core businesses, the Company recently exchanged a business unit with annual sales of approximately $60 million for notes receivable and an approximate 29 percent equity ownership interest in the acquiring company, Saturn Electronics & Engineering, Inc. The value of the consideration received approximated the carrying value of this business unit at December 31, 1994.

      On March 15, 1995, the Company redeemed at maturity $233 million of 10% Senior Subordinated Notes utilizing additional borrowings under the Company's revolving credit agreement.

      The Company paid a cash dividend of $.03 per common share in the first quarter of 1995 and the Board of Directors declared a dividend of $.03 per common share on April 3, 1995 payable on May 15, 1995.

      The Company's cash, marketable securities, additional borrowings available under the Company's revolving credit agreement and otherwise, and anticipated internal cash flow are expected to provide sufficient liquidity to fund its near-term working capital and capital expansion programs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow, revolving credit agreement, divestiture of non-core businesses and certain financial assets and, to the extent necessary, future financings in the financial markets. At March 31, 1995, current assets were in excess of two times current liabilities.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:


         Exhibit 11     Computation of Earnings Per Common Share
                         - Primary and Fully Diluted


         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         Exhibit 27     Financial Data Schedule

        (b)    Reports on Form 8-K:


            1.    Report on Form 8-K dated December 22, 1994 reporting under
                  Item 5 "Other Events" unaudited pro forma consolidated condensed balance sheet as of December 31, 1994 and unaudited pro forma consolidated condensed statement of operations for the year ended December 31, 1994 for the assumed disposition of the net assets of the Company's Architectural, Defense and certain transportation-related businesses.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      May 15, 1995                 By:  /s/Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

                                 MASCOTECH, INC.

                                  EXHIBIT INDEX



Exhibit



Exhibit 11        Computation of Earnings Per Common Share
                     - Primary and Fully Diluted

Exhibit 12        Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock
                     Dividends

Exhibit 27        Financial Data Schedule