Form 10-Q
period 1995-06-30
MASCOTECH INC
filed 1995-08-14
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended June 30, 1995
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   July 31, 1995

Common stock, par value $1 per share                     56,220,000

                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              June 30, 1995 and December 31, 1994           1

           Consolidated Condensed Statements of Income
              for the Three and Six Months Ended
              June 30, 1995 and 1994                        2

           Consolidated Condensed Statement of
              Cash Flows for the Six Months
              Ended June 30, 1995 and 1994                  3

           Notes to Consolidated Condensed Financial
              Statements                                    4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    6-7

Part II. Other Information and Signature                    8-9

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                        June 30, 1995 and December 31, 1994
                              (Dollars in thousands)

                                               June 30,       December 31,
    ASSETS                                       1995             1994
Current assets:
    Cash and cash investments                 $   15,360       $   61,950
    Marketable securities                          8,880           62,110
    Receivables                                  180,910          171,870
    Inventories                                   98,270           91,950
    Deferred and refundable income taxes           6,330           23,800
    Prepaid expenses and other assets             32,670           39,800
    Net current assets of businesses held
      for disposition                             97,700          146,690
              Total current assets               440,120          598,170

Equity and other investments in affiliates       225,060          173,230
Property and equipment, net                      417,490          379,330
Excess of cost over net assets of acquired
  companies                                       96,860           93,820
Notes receivable and other assets                 62,490           53,770
Net non-current assets of businesses held
  for disposition                                206,300          232,370
              Total assets                    $1,448,320       $1,530,690

    LIABILITIES
Current liabilities:
    Accounts payable                          $   93,920       $  111,860
    Accrued liabilities                           80,630           72,090
    Current portion of long-term debt              6,260            3,670
              Total current liabilities          180,810          187,620

Long-term debt                                   763,460          868,240
Deferred income taxes and other long-term
  liabilities                                     99,910           93,690
              Total liabilities                1,044,180        1,149,550

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million         10,800           10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 56.1 million
    and 56.6 million                              56,090           56,610
Paid-in capital                                  313,530          318,960
Retained earnings (deficit)                       12,720           (7,590)
Cumulative translation adjustments                11,000            2,360
              Total shareholders' equity         404,140          381,140
              Total liabilities and
                shareholders' equity          $1,448,320       $1,530,690


                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             For the Three and Six Months Ended June 30, 1995 and 1994
                  (Dollars in thousands except per share amounts)

                                Three Months Ended           Six Months Ended
                                      June 30,                   June 30,

                                  1995        1994            1995      1994

Net sales                      $ 439,290   $ 432,780       $ 884,300  $ 845,190

Cost of sales                   (371,040)   (343,070)       (740,590)  (675,190)
Selling, general and
  administrative expenses        (46,890)    (49,310)        (93,780)   (93,970)

     Operating profit             21,360      40,400          49,930     76,030

Other income (expense), net:
   Interest expense              (13,110)    (11,840)        (27,800)   (22,920)
   Equity and interest income
     from affiliates              11,360       8,070          18,410     12,690
   Gain from change in
   investment of
     equity affiliate              5,100        ---            5,100       ---
   Other income, net                 770      13,260           2,760     27,920
                                   4,120       9,490          (1,530)    17,690

Income before income taxes        25,480      49,890          48,400     93,720
Income taxes                      10,380      20,450          19,840     37,980

Net income                     $  15,100   $  29,440       $  28,560  $  55,740

Preferred stock dividends      $   3,240   $   3,240       $   6,480  $   6,480

Earnings attributable to
  common stock                 $  11,860   $  26,200       $  22,080  $  49,260

Earnings per common and
 common equivalent share:

 Primary                           $ .21       $ .39           $ .39      $ .73


 Fully diluted                     $ .21       $ .37           $ .39      $ .69


Cash dividends declared            $ .03       $ .02           $ .03      $ .04
















                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  For the Six Months Ended June 30, 1995 and 1994
                              (Dollars in thousands)

                                                          Six Months Ended
                                                              June 30,

                                                          1995         1994
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                        $  40,190    $  59,410
         (Increase) in inventories                        (1,150)      (6,460)
         (Increase) in receivables                        (8,940)     (32,790)
         Increase (decrease) in accounts payable
            and accrued liabilities                      (25,800)       9,430
         (Increase) decrease in marketable
            securities, net                               53,230      (36,670)
         Other, net                                       33,550      (13,360)
            Net cash from (used for)
               operating activities                       91,080      (20,440)

     FINANCING:
         Issuance of convertible debt                       ---       337,240
         Retirement of Senior Subordinated Notes        (233,150)    (253,120)
         Payment of other debt                           (48,460)     (82,480)
         Increase in other debt                          173,750       30,030
         Retirement of Company Common Stock               (5,990)     (29,490)
         Payment of preferred stock dividends             (6,480)      (6,480)
         Payment of common stock dividends                (3,550)      (3,010)
         Other, net                                       (3,170)      (3,420)
            Net cash (used for) financing
               activities                               (127,050)     (10,730)

     INVESTMENTS:
         Capital expenditures                            (33,210)     (56,120)
         Cash proceeds from sale of businesses            37,400       20,330
         Acquisition of businesses                       (22,810)        ---
         Receipt of cash from notes receivable             5,160       13,590
         Sale of common stock of affiliate                  ---        17,040
         Net assets of businesses held for disposition     5,380       (4,580)
         Other, net                                       (2,540)       3,370
            Net cash (used for) investing
               activities                                (10,620)      (6,370)

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the six months              (46,590)     (37,540)
     At January 1                                         61,950       83,200
          At June 30                                   $  15,360    $  45,660


Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                     $  33,470    $  34,820

          Income taxes                                 $   3,060    $   7,480

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994. In addition, the balance sheet as of June 30, 1995 and December 31, 1994 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses.

      Primary earnings per common share was calculated based on 58.9 million and
      76.7 million weighted average common shares outstanding for the six months ended June 30, 1995 and 1994, respectively. The convertible preferred stock does not meet the criteria for inclusion in the primary earnings per share calculation, as it would be anti-dilutive for the six months and three months ended June 30, 1995.

      Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share for the six months and three months ended June 30, 1994 were calculated based on 86.8 million and 86.3 million weighted average common shares outstanding, respectively. Convertible securities did not have a dilutive effect on earnings per common share for the six months and three months ended June 30, 1995.


B.    Inventories by component are as follows (in thousands):

                                                June 30,     December 31,
                                                  1995           1994

          Finished goods                        $ 26,410       $ 15,990
          Work in process                         36,180         29,260
          Raw materials                           35,680         46,700

                                                $ 98,270       $ 91,950

C. Property and equipment, net reflects accumulated depreciation of $270 million and $247 million as at June 30, 1995 and December 31, 1994, respectively.

D. Other income, net for the six months and three months ended June 30, 1994 includes gains aggregating approximately $16.9 million and $7.1 million pre-tax, respectively, (approximately $.12 and $.05 per common share after-tax, respectively), from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

E. In June, 1995 Titan Wheel International, Inc. ("Titan") an equity affiliate sold newly issued common stock in a public offering and issued common stock as a result of the conversion of convertible securities. The Company recognized pre-tax income of approximately $5.1 million (approximately $.05 per common share after-tax) as a result of the change in the Company's equity ownership interest in Titan which approximates 15 percent at June 30, 1995.

                                  MASCOTECH, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (concluded)

F. The Company, as part of its disposition of non-core businesses, exchanged a business unit with annual sales and net book value of approximately $60 million and $37 million respectively. The exchange resulted in the Company receiving notes receivable due from, and a 29 percent equity ownership interest in, the acquiring Company, Saturn Electronics and Engineering, Inc.

G. On March 15, 1995, the Company redeemed at maturity $233 million of its 10% Senior Subordinated Notes.

H. To date, the Company, as part of its disposition of non-core businesses, has disposed of business units with annual sales of approximately $120 million.

I. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 42 percent at June 30, 1995 and June 30, 1994. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                            June 30
                                                      1995           1994

           Current assets                         $  724,640      $  852,270
           Current liabilities                      (241,240)       (275,120)
             Working capital                         483,400         577,150
           Property and equipment, net               586,190         711,110
           Excess of cost over net
             assets of acquired companies            183,800         526,890
           Other assets                              468,930         267,920
           Long-term debt                         (1,001,860)     (1,073,950)
           Deferred income taxes and
             other long-term liabilities            (131,620)       (165,820)
           Equity of the other shareholders
             of TriMas                              (184,700)       (156,350)
             Equity of shareholders of
               MascoTech                          $  404,140      $  686,950

           Net sales                              $1,182,130      $1,123,710

           Operating profit                       $  103,830      $  123,860

           Net income                             $   28,560      $   55,740

           Earnings attributable to
             common stock                         $   22,080      $   49,260

                                  MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales for the second quarter ended June 30, 1995 increased modestly to $439 million from $433 million in 1994. Sales of the Company's core transportation-related businesses, which approximated $298 million, increased 12 percent in the second quarter of 1995, while sales of the Company's businesses held for sale, which approximated $141 million, decreased 16 percent from the comparable period in 1994.

      Net sales for the six month period ended June 30, 1995 increased five percent over the comparable period in 1994. Sales of the Company's core transportation-related businesses for the six months ended June 30, 1995 which approximated $600 million increased 15 percent compared to the prior year period, while sales of the Company's businesses held for sale, which approximated $285 million, decreased 12 percent from the comparable period in 1994.

      Income for the second quarter 1995, after preferred stock dividends, was $11.9 million or $.21 per common share, compared with $26.2 million or $.37 per common share in the comparable period in 1994.

      Operating profit for the Company's core businesses before general corporate expenses for the six months and three months ended June 30, 1995 was $67 million and $33 million, respectively as compared with $78 million and $41 million respectively for the comparable periods in 1994. The core businesses' operating performance for the six and three month periods was negatively impacted by increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs, launch costs for new products, and increased steel costs. Businesses held for sale had operating losses for the six months and three months ended June 30, 1995 of approximately $7 million and $6 million respectively as compared with operating profit of $4 million and $3 million respectively for the comparable period in 1994. The businesses held for sale operating loss for the three months ended June 30, 1995 was negatively impacted by reduced operating performance and restructuring costs.

      In December 1994, the Company announced the planned disposition of a number of businesses, including its Architectural Products, Defense and certain of its transportation-related businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. To date the Company has disposed of such businesses with aggregate annual sales of approximately $120 million. Net assets of businesses held for disposition decreased by approximately $75 million as a result of such dispositions and from the reduction of assets employed in these businesses through operating activity, asset sales and redeployment of assets. The Company continues to believe that the divestiture of the remaining businesses held for sale will be largely completed in 1995. The Company expects that the disposition of these non-core businesses will have a favorable long-term effect on the Company's balance sheet and future per common share earnings.

      The Company recognized pre-tax income of approximately $5.1 million (approximately $.05 per common share after-tax) in the second quarter of 1995 as a result of a gain associated with the sale of stock through a public offering by an equity affiliate. Results for the six and three months ended June 30, 1994 also benefitted from gains aggregating approximately $16.9 million and $7.1 million pre-tax, respectively, from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

      On March 15, 1995, the Company redeemed at maturity $233 million of 10% Senior Subordinated Notes utilizing additional borrowings under the Company's revolving credit agreement.

      Total capital-related expenditures for the six months ended June 30, 1995 were approximately $48 million including expenditures related to the Company's non-core business operations and assets leased to the Company pursuant to operating leases.

      The Company paid a cash dividend of $.03 per common share in the second quarter of 1995 and the Board of Directors declared a dividend of $.04 per common share, a 33 percent increase in the quarterly dividend rate, on July 5, 1995 payable on August 14, 1995.

                                  MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (concluded)


      The Company's anticipated internal cash flow, additional borrowings available under the Company's revolving credit agreement and otherwise, are expected to provide sufficient liquidity to fund its near-term working capital and capital expansion programs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow, revolving credit agreement, divestiture of businesses held for sale and certain financial assets and, to the extent necessary, future financings in the financial markets. At June 30, 1995, current assets were in excess of two times current liabilities.

                            PART II.  OTHER INFORMATION
                                  MASCOTECH, INC.

Items 1, 2, 3 and 5 are not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders was held on May 17, 1995 at which a nominee for the Company's Board of Directors identified in the Company's proxy statement dated April 18, 1995, was re-elected. Following is a tabulation of shares voted:

            Election of Director

                              Richard Manoogian

            For                   57,757,690
            Withheld                 476,000


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




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      August 14, 1995             By: /s/Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

                                  MASCOTECH, INC.

                                   EXHIBIT INDEX



Exhibit


Exhibit 11        Computation of Earnings Per Common Share
                  - Primary and Fully Diluted

Exhibit 12        Computation of Ratio of Earnings to Combined
                  Fixed Charges and Preferred Stock Dividends

Exhibit 27        Financial Data Schedule