Form 10-Q
period 1995-09-30
MASCOTECH INC
filed 1995-11-14
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended September 30, 1995
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                    Shares Outstanding at
               Class                                   October 31, 1995

Common stock, par value $1 per share                    55,670,000

                                  MASCOTECH, INC.

                                       INDEX



                                                          Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              September 30, 1995 and December 31, 1994           1

           Consolidated Condensed Statements of Income
              for the Three and Nine Months Ended
              September 30, 1995 and 1994                        2

           Consolidated Condensed Statement of
              Cash Flows for the Nine Months
              Ended September 30, 1995 and 1994                  3

           Notes to Consolidated Condensed Financial
              Statements                                       4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                       6-7

Part II. Other Information and Signature                       8-9

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                     September 30, 1995 and December 31, 1994
                              (Dollars in thousands)

                                             September 30,    December 31,
    ASSETS                                       1995             1994
Current assets:
    Cash and cash investments                 $   13,710       $   61,950
    Marketable securities                          7,650           62,110
    Receivables                                  202,480          171,870
    Inventories                                   98,120           91,950
    Deferred and refundable income taxes          10,080           23,800
    Prepaid expenses and other assets             29,550           39,800
    Net current assets of businesses held
      for disposition                             76,790          146,690
              Total current assets               438,380          598,170

Equity and other investments in affiliates       231,400          173,230
Property and equipment, net                      423,180          379,330
Excess of cost over net assets of acquired
  companies                                       94,600           93,820
Notes receivable and other assets                 58,970           53,770
Net non-current assets of businesses held
  for disposition                                180,490          232,370
              Total assets                    $1,427,020       $1,530,690

    LIABILITIES
Current liabilities:
    Accounts payable                          $   85,780       $  111,860
    Accrued liabilities                           93,290           72,090
    Current portion of long-term debt              6,250            3,670
              Total current liabilities          185,320          187,620

Long-term debt                                   728,030          868,240
Deferred income taxes and other long-term
  liabilities                                    100,550           93,690
              Total liabilities                1,013,900        1,149,550

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
  25 million; outstanding: 10.8 million           10,800           10,800
Common stock, $1 par, shares authorized:
  250 million; outstanding: 56.1 million
  and 56.6 million                                56,110           56,610
Paid-in capital                                  313,600          318,960
Retained earnings (deficit)                       23,040           (7,590)
Cumulative translation adjustments                 9,570            2,360
              Total shareholders' equity         413,120          381,140
              Total liabilities and
                shareholders' equity          $1,427,020       $1,530,690


                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          For the Three and Nine Months Ended September 30, 1995 and 1994
                  (Dollars in thousands except per share amounts)





                                          Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                           1995        1994             1995         1994

Net sales                               $ 404,900   $ 416,500       $ 1,289,200  $ 1,261,690
Cost of sales                            (337,850)   (343,060)       (1,076,440)  (1,018,250)
Selling, general and
  administrative expenses                 (42,060)    (49,330)         (135,340)    (143,300)
Gains on disposition of businesses, net     7,790        ---              5,290         ---
     Operating profit                      32,780      24,110            82,710      100,140

Other income (expense), net:

   Interest expense                       (10,950)    (13,160)          (38,750)     (36,080)
   Equity and interest income
     from affiliates                        5,470      11,570            23,880       24,260
   Gain from change in investment of
     equity affiliate                        ---         ---              5,100         ---
   Other income, net                          400       4,100             3,160       32,020
                                           (5,080)      2,510            (6,610)      20,200
Income before income taxes and
  extraordinary income                     27,700      26,620            76,100      120,340
Income taxes                               11,740      10,840            31,580       48,820
Income before extraordinary income         15,960      15,780            44,520       71,520
Extraordinary income (net of
  income taxes)                              ---        2,600              ---         2,600

Net income                              $  15,960   $  18,380       $    44,520  $    74,120

Preferred stock dividends               $   3,240   $   3,240       $     9,720  $     9,720

Earnings attributable to
  common stock                          $  12,720   $  15,140       $    34,800  $    64,400


Earnings per common and
  common equivalent share:
  Primary:
    Income before extraordinary income      $ .22       $ .21             $ .61        $ .96
    Extraordinary income                      --          .04               --           .03
    Earnings attributable to
     common stock                           $ .22       $ .25             $ .61        $ .99
  Fully diluted:
    Income before extraordinary income      $ .22       $ .21             $ .61        $ .93
    Extraordinary income                      --          .04               --           .03
    Earnings attributable to
      common stock                          $ .22       $ .25             $ .61        $ .96

Cash dividends declared                     $ .04       $ .03             $ .07        $ .07





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.



                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1995 and 1994
                             (Dollars in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                          1995          1994
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                        $  68,550     $  80,490
         (Increase) in inventories                        (1,000)      (15,550)
         (Increase) in receivables                       (22,400)      (27,890)
         Increase (decrease) in accounts
            payable and accrued liabilities              ( 9,450)        6,560
         (Increase) decrease in prepaid expenses
            and other assets                              12,440       (32,120)
         (Increase) decrease in marketable
            securities, net                                54,460       (42,520)
         Other, net                                        18,840         7,670
            Net cash from (used for) operating
               activities                                 121,440       (23,360)

     FINANCING:
         Issuance of convertible debt                       ---        337,240
         Retirement of Senior Subordinated notes        (233,150)     (253,120)
         Payment of other debt                           (40,040)      (86,040)
         Increase in other debt                          129,900        69,760
         Retirement of Company Common Stock               (5,990)      (54,130)
         Payment of preferred stock dividends             (9,720)       (9,720)
         Payment of common stock dividends                (5,910)       (4,670)
         Other, net                                       (3,110)       (3,400)
            Net cash (used for) financing
               activities                               (168,020)       (4,080)

     INVESTMENTS:
         Capital expenditures                            (57,920)      (86,350)
         Cash proceeds from sale of businesses            94,880        41,220
         Acquisition of businesses                       (22,810)         ---
         Receipt of cash from notes receivable             5,360        13,590
         Sale of common stock of affiliate                  ---         18,180
         Net assets of businesses held for disposition   (18,500)       (2,560)
         Other, net                                       (2,670)       (2,490)
            Net cash from (used for) investing
               activities                                 (1,660)      (18,410)

CASH AND CASH INVESTMENTS:
     (Decrease) for the nine months                       (48,240)      (45,850)
     At January 1                                         61,950        83,200
         At September 30                               $  13,710     $  37,350


Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                     $  40,830     $  50,100

          Income taxes                                 $   5,460     $  21,350


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. In addition, the balance sheet as of September 30, 1995 and December 31, 1994 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses.

      Primary earnings per common share was calculated based on 58.7 million and
      74.6 million weighted average common shares outstanding for the nine months ended September 30, 1995 and 1994, respectively. The convertible preferred stock does not meet the criteria for inclusion in the primary earnings per share calculation for the nine months and three months ended September 30, 1995 and the three months ended September 30, 1994 as it would be anti-dilutive.

      Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share for the nine months and three months ended September 30, 1994 were calculated based on 84.8 million and 70.3 million weighted average common shares outstanding, respectively. Convertible securities did not have a dilutive effect on earnings per common share for the nine months and three months ended September 30, 1995.


B.    Inventories by component are as follows (in thousands):

                                              September 30,  December 31,
                                                  1995           1994

          Finished goods                        $ 21,550       $ 15,990
          Work in process                         35,650         29,260
          Raw materials                           40,920         46,700

                                                $ 98,120       $ 91,950

C. Property and equipment, net reflects accumulated depreciation of $276 million and $247 million as at September 30, 1995 and December 31, 1994, respectively.

D. Other income, net for the nine months ended September 30, 1994 includes gains, primarily during the first six months of 1994, aggregating approximately $18 million pre-tax from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

E. The Company recognized gains aggregating approximately $25 million from the sale of certain businesses held for disposition in the third quarter of 1995. These gains were offset by reductions in the estimated net proceeds the Company expects to receive from businesses to be sold, aggregating $12 million and which reduced net non-current assets of businesses held for disposition, and by certain exit costs incurred in 1995. At December 31, 1994, the Company had accrued $17 million of exit costs, during 1995 $4 million has been charged against this accrual and the balance at September 30, 1995 is $16 million.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (concluded)
F. In June, 1995 Titan Wheel International, Inc. ("Titan") an equity affiliate sold newly issued common stock in a public offering and issued common stock as a result of the conversion of convertible securities. The Company recognized pre-tax income of approximately $5.1 million (approximately $.05 per common share after-tax) as a result of the change in the Company's equity ownership interest in Titan which approximates 15 percent at September 30, 1995.

G. The Company, as part of its disposition of non-core businesses, exchanged a business unit with annual sales and net book value of approximately $60 million and $37 million in the first quarter of 1995, respectively. The exchange resulted in the Company receiving cash and notes receivable due from, and a 29 percent equity ownership interest in, the acquiring company, Saturn Electronics and Engineering, Inc.

H. On March 15, 1995, the Company redeemed at maturity $233 million of its 10% Senior Subordinated Notes.

I. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 42 percent at September 30, 1995 and September 30, 1994. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                          September 30
                                                      1995           1994

           Current assets                         $  681,290      $  865,720
           Current liabilities                      (242,360)       (262,950)
             Working capital                         438,930         602,770
           Property and equipment, net               592,670         731,630
           Excess of cost over net
             assets of acquired companies            180,330         522,890
           Other assets                              441,240         256,970
           Long-term debt                           (915,220)     (1,106,300)
           Deferred income taxes and
             other long-term liabilities            (133,060)       (165,720)
           Equity of the other shareholders
             of TriMas                              (191,770)       (163,150)
             Equity of shareholders of
               MascoTech                          $  413,120      $  679,090

           Net sales                              $1,717,850      $1,672,540

           Operating profit                       $  159,640      $  170,840

           Net income                             $   44,520      $   74,120

           Earnings attributable to
             common stock                         $   34,800      $   64,400

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Sales for the third quarter ended September 30, 1995 declined to $405 million from $417 million in 1994, reflecting the disposition of certain businesses in 1995 as part of the Company's previously announced restructuring plan. Sales of the Company's core transportation-related businesses, which approximated $281 million, increased 11 percent in the third quarter of 1995, while sales of the Company's businesses held for sale or sold, which approximated $124 million, decreased 24 percent from the comparable period.

      Net sales for the nine month period ended September 30, 1995 increased two percent over the comparable period in 1994. Sales of the Company's core transportation-related businesses for the nine months ended September 30, 1995 which approximated $880 million increased 14 percent compared to the prior year period, while sales of the Company's businesses held for sale or sold, which approximated $409 million, decreased 16 percent from the comparable period in 1994.

      Income for the third quarter 1995, after preferred stock dividends, was $12.7 million or $.22 per common share, compared with $12.5 million or $.21 per common share, before extraordinary income of $2.6 million or $.04 per common share, in the comparable period in 1994.

      Operating profit for the Company's core businesses before general corporate expenses and gains on disposition of businesses, net for the nine months and three months ended September 30, 1995 was $95 million and $28 million, respectively as compared with $108 million and $28 million, respectively for the comparable periods in 1994.

      The core businesses' operating performance for the nine and three month periods was negatively impacted by increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs, launch costs for new products, and increased steel costs. Businesses held for sale or sold had an operating loss before general corporate expenses and gains on disposition of businesses, net of approximately $7 million for the nine months ended September 30, 1995 as compared to an operating profit of approximately $3 million in the comparable period in 1994. For the three months ended September 30, 1995 and September 30, 1994, businesses held for sale performed at an approximate break-even operating profit level.

      In December 1994, the Company announced the planned disposition of a number of businesses, including its Architectural Products, Defense and certain of its transportation-related businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The Company recognized gains aggregating approximately $25 million from the sale of certain businesses held for disposition in the third quarter of 1995. These gains were offset by reductions in the estimated net proceeds the Company expects to receive from businesses to be sold, aggregating $12 million and which reduced net non-current assets of businesses held for disposition, and by certain exit costs incurred in 1995. To date, the Company has disposed of business units with annual sales of approximately $270 million.

      Net assets of businesses held for disposition decreased by approximately $122 million as a result of such dispositions and the reduction of assets employed in these businesses through operating activity, asset sales and the redeployment of assets. The Company continues to believe that the divestiture of the remaining businesses held for sale will be largely completed in 1995. The Company expects that the disposition of these non-core businesses will have a favorable long-term effect on the Company's balance sheet and future per common share earnings.

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


      The Company paid a cash dividend of $.04 per common share in the third quarter of 1995 and the Board of Directors declared a dividend of $.04 per common share on October 2, 1995 payable on November 20, 1995.

      In 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 and No. 123, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and "Accounting for Stock-Based Compensation," respectively. The effective date is for periods beginning after December 15, 1995. The Company does not expect that these statements will have a material impact on its financial statements when adopted in 1996.

      The Company's anticipated internal cash flow, additional borrowings available under the Company's revolving credit agreements and otherwise, and the divestiture of businesses held for sale are expected to provide sufficient liquidity to fund its near term working capital and capital expansion programs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow, revolving credit agreement, the disposition of certain financial assets and, to the extent necessary, future financings in the financial markets. At September 30, 1995, current assets were in excess of two times current liabilities.

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




                                           MASCOTECH, INC.
                                           (Registrant)




Date:      November 14, 1995           By: /s/ Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

                                 MASCOTECH, INC.

                                  EXHIBIT INDEX

Exhibit


Exhibit 11        Computation of Earnings Per Common Share
                  - Primary and Fully Diluted

Exhibit 12        Computation of Ratio of Earnings to Combined
                  Fixed Charges and Preferred Stock Dividends

Exhibit 27        Financial Data Schedule