Form 10-K405
period 1995-12-31
MASCOTECH INC
filed 1996-03-29
CIK 745448

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 1-12068

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------------     ----------------------------------
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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 1, 1996 (BASED ON THE CLOSING SALE PRICE OF $13 OF THE REGISTRANT'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $333,280,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 1, 1996:

          55,240,000 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1996 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                        PAGE
----                                                                                        ----
                                             PART I
 1.    Business...........................................................................    2
 2.    Properties.........................................................................    7
 3.    Legal Proceedings..................................................................    8
 4.    Submission of Matters to a Vote of Security Holders................................    9
       Supplementary Item. Executive Officers of Registrant...............................    9
                                             PART II
 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............   10
 6.    Selected Financial Data............................................................   11
 7.    Management's Discussion and Analysis of Financial Condition and Results of
       Operations.........................................................................   13
 8.    Financial Statements and Supplementary Data........................................   19
 9.    Changes in and Disagreements With Accountants on Accounting and Financial
       Disclosure.........................................................................   42
                                            PART III
10.    Directors and Executive Officers of the Registrant.................................   42
11.    Executive Compensation.............................................................   42
12.    Security Ownership of Certain Beneficial Owners and Management.....................   42
13.    Certain Relationships and Related Transactions.....................................   42
                                             PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................   43
       Signatures.........................................................................   46
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

     During the last decade, MascoTech pursued diversified growth in the transportation-related, architectural and defense markets. Structural changes in recent years in the markets served by the Company, combined with the growth opportunities and the capital requirements of certain of the Company's Transportation-Related businesses, led the Company to an evaluation of the prospects for all its businesses. This evaluation resulted in the Company's strategic plan to focus on certain core operating capabilities and divest certain other businesses. The Company's powertrain and chassis group, technical engineering and related services group and aftermarket group constitute the Company's core operating businesses.

     In late 1993, as part of the Company's long-term strategic plan, the Company adopted a plan to divest the businesses in its energy segment, which has since been completed. The Company's financial statements have been reclassified to present the operating results of the energy segment as discontinued operations. These businesses manufactured specialized tools, equipment and other products for energy-related industries. Except as the context otherwise indicates, all information contained herein has been reclassified for these discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations," included in
Item 7 of this Report. In late 1994, the Company adopted a plan to dispose of its Architectural Products, Defense and certain of its Transportation-Related businesses. The disposition of these businesses, which had sales of approximately $637 million in 1994, is expected to be completed by mid-1996. To date, the Company has disposed of certain of such businesses for proceeds approximating $300 million, including approximately $120 million received in January, 1996. The Company expects that the divestiture of the remaining businesses held for sale will result in additional proceeds (including related tax benefits) approximating $100 million. The cash portion of the proceeds has and will be applied to reduce the Company's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in the results of continuing operations through the date of disposition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Non-Core Businesses," included in
Item 7 of this Report.

     MascoTech was incorporated under the laws of Delaware in 1984 as a wholly-owned subsidiary of Masco Corporation, which in May, 1984 transferred to MascoTech its industrial businesses. The Company became a separate public company in July, 1984 when Masco Corporation distributed shares of Company Common Stock as a special dividend to its stockholders. Masco Corporation currently owns approximately 45 percent of the Company's outstanding Common Stock, a voting interest of approximately 39 percent. In June, 1993 the Company changed its name to MascoTech, Inc. from Masco Industries, Inc. to reflect the significance of technology in the design, engineering and manufacturing of many of the Company's products and services.

     Except as the context otherwise indicates, the terms "MascoTech" and the "Company" refer to MascoTech, Inc. and its consolidated subsidiaries.

                               INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1995, the net sales and operating profit (loss) for the Company's industry segments (including businesses sold and to be sold).

                                                                                    (IN THOUSANDS)
                                                                         NET SALES
                                                          ----------------------------------------
                                                             1995         1994(1)        1993(1)
                                                          ----------     ----------     ----------
Transportation-Related Products and Services...........   $1,340,000     $1,332,000     $1,195,000
Specialty Products:
  Architectural........................................      242,000        277,000        289,000
  Other................................................       96,000         93,000         99,000
                                                          ----------     ----------     ----------
                                                          $1,678,000     $1,702,000     $1,583,000
                                                          ==========     ==========     ==========

                                                              OPERATING PROFIT (LOSS)(2)(3)(4)
                                                          ----------------------------------------
                                                             1995         1994(1)        1993(1)
                                                          ----------     ----------     ----------
Transportation-Related Products and Services...........   $  144,000     $  (55,000)    $  160,000
Specialty Products:
  Architectural........................................       (2,000)      (118,000)        (4,000)
  Other................................................       (1,000)       (78,000)         5,000
                                                          ----------     ----------     ----------
                                                          $  141,000     $ (251,000)    $  161,000
                                                          ==========     ==========     ==========

(1) Results exclude the energy segment, which is treated as discontinued operations. See the Note to the Company's Consolidated Financial Statements captioned "Dispositions of Operations," included in Item 8 of this Report.

(2) Amounts are before general corporate expense.

(3) Operating profit in 1995 includes a $25 million net gain resulting from sales of non-core businesses. These net gains were substantially offset by reductions in the estimated proceeds the Company expects to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995, aggregating approximately $8 million. The net gain (charge) impacts the Company's industry segments as follows:
    Transportation-Related Products and Services -- $21 million and Other Speciality Products -- $(2) million. The remaining $(14) million of the net gain (charge) was allocated to General Corporate Expense, which is not included above.

(4) Operating loss in 1994 includes the impact of a pre-tax charge of $400 million for the disposition of businesses. The charge impacts the Company's industry segments for 1994 as follows: Transportation-Related Products and Services -- $196 million; Architectural Products -- $116 million; and Other Specialty Products -- $75 million. The remaining $13 million of the charge was allocated to General Corporate Expense, which is not included above.

     Additional financial information concerning the Company's operations by industry segments as of and for the three years ended December 31, 1995 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

TRANSPORTATION-RELATED PRODUCTS AND SERVICES

     The Company manufactures a broad range of semi-finished components, subassemblies and assemblies, and provides services for the transportation industry. Transportation-Related Products and Services represented approximately 80 percent of 1995 sales and primarily consist of original equipment products and technical services for the automotive and truck industries. The Company's products include a number of high-performance products for which reliability, quality and certainty of supply are major factors in customers' selection of suppliers.

     The Company's Transportation-Related businesses manufacture powertrain, chassis and aftermarket products and provide technical engineering and other related services. Powertrain and chassis products include semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles, front wheel drive and exhaust system components, control arms and heavy stampings and related assemblies for suspension and chassis applications. The Company's technical engineering and related services businesses supply engineering and engineering services to support the vehicle development processes of automotive original equipment manufacturers as well as specialty vehicle, marketing, training, visual and other related professional services. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits and other automotive accessories.

     The Company's products are manufactured using various metalworking technologies, including cold, warm and hot forming, powdered metal forming and stamping. In 1995, the Company expanded its metalworking capabilities through the acquisition of high-pressure hydroforming equipment and related technology. Approximately 50 percent of the Company's 1995 sales of Transportation-Related Products and Services (not including businesses held for disposition), resulted from sales of products made using cold, warm or hot metal forming technologies. The Company believes that its metalworking technologies provide cost-competitive, high-performance, quality components required to meet the increasing demands of the automotive and truck markets it serves.

     Approximately 90 percent of the Company's Transportation-Related Products and Services sales in 1995 were original equipment automotive products and services. Sales to original equipment manufacturers are made through factory sales personnel and independent sales representatives. During 1995, sales to various divisions and subsidiaries of Ford Motor Company, Chrysler Corporation and General Motors Corporation accounted for approximately 24 percent, 11 percent and 11 percent, respectively, of the Company's net sales (including businesses held for disposition). Sales to the automotive aftermarket are made primarily to distributors utilizing factory sales personnel. Aftermarket products are sold to companies distributing into the traditional, retail and heavy duty segments of the automotive aftermarket.

SPECIALTY PRODUCTS

     Including transactions finalized in early 1996, the disposition of the Company's Specialty Products businesses is substantially complete. The Company's Architectural Products businesses held for disposition and not yet sold manufacture steel doors, garage doors and wood and aluminum-clad wood windows. The Company's commercial and institutional markets for these products include office buildings, hotels, schools, hospitals, retail stores and warehouses. Residential markets for these products include single and multifamily new construction as well as repair and remodeling. These products are sold principally to wholesale distributors who sell such products to builders, developers, dealers, retailers (such as do-it-yourself home centers) and residential, commercial and institutional end users.

     The liquidation of the Company's Other Specialty Products business is largely complete. The Company's Other Specialty Products businesses held for disposition and not yet sold consist primarily of property management services for the United States government, waste-water treatment services for industrial companies principally in southern California and the manufacture of small rocket launcher casings for foreign governments.

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     No material portion of the Company's business is seasonal or has special working capital requirements. The Company does not consider backlog orders to be a material factor in its industry segments. Except as noted above under "Transportation-Related Products and Services," no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the

Company's earnings or competitive position. See, however, "Legal Proceedings," included as Item 3 of this Report, for a discussion of certain pending proceedings concerning environmental matters. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has businesses located in France, Germany, Italy and the United Kingdom. Products manufactured by the Company outside of the United States include forged automotive component parts and constant-velocity joints. In addition, the Company provides engineering services outside of the United States, primarily serving automotive manufacturers in the United Kingdom and Germany. See the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report for a discussion of the Company's foreign operations and export sales.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

EQUITY INVESTMENTS

     TriMas Corporation

     The Company owns approximately 41 percent of the outstanding common stock of TriMas Corporation ("TriMas"). See the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates," included in Item 8 of this Report. TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets. TriMas manufactures a number of industrial products, including standard and custom-designed ferrous, non-ferrous and special alloy fasteners for the building construction, farm implement, medium and heavy-duty truck, appliance, aerospace, electronics and other industries. TriMas also provides metal treating services for manufacturers of fasteners and comparable products. TriMas manufactures towing systems products, including vehicle hitches, jacks, winches, couplers and related accessories for the passenger car, light truck, recreational vehicle, marine, agricultural and industrial markets. TriMas also manufactures specialty container products, including industrial container closures and dispensing products primarily for the chemical, agricultural, refining, food, petrochemical and health care industries, as well as high-pressure seamless compressed gas cylinders primarily used for shipping, storing and dispensing oxygen, nitrogen, argon and helium, speciality industrial gaskets for refining, petrochemical and other industrial applications, and offers a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries. In addition, TriMas manufactures flame-retardant facings and jacketings used in conjunction with fiberglass insulation, principally for commercial and industrial construction applications, pressure-sensitive specialty tape products and a variety of specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches.

     Emco Limited

     The Company owns convertible debentures, subordinated debentures and approximately 43 percent of the outstanding common stock of Emco Limited, as a result of the transactions described in the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates" and "Shareholder's Equity," included in Item 8 of this Report. Emco is a Canadian-based manufacturer and distributor of building and home improvement products, including roofing materials, wood fiber products, sinks, and a distributor of plumbing and related products. In addition, Emco manufactures custom components, brass and aluminum forgings, plastic components, tools, dies and molds.

     Titan Wheel International, Inc.

     The Company owns approximately 15 percent of the outstanding common stock of Titan Wheel International, Inc. ("Titan"). See the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates," included in Item 8 of this Report. Titan is a manufacturer of wheels, tires and other products for agricultural, construction and other off-highway equipment. Titan also manufactures wheels for automotive original equipment manufacturers and the automotive aftermarket.

     Other Equity Investments

     In addition to its equity and other investments in the publicly traded affiliates described in the preceding paragraphs, the Company has investments in privately held manufacturers of automotive components, including the Company's common equity ownership interest in Delco Remy International, Inc., a manufacturer of automotive electric starter motors and other components, and Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components.

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

COMPETITION

     The major domestic and foreign markets for the Company's products in its industry segments are highly competitive. Competition is based primarily on price, performance, quality and service, with the relative importance of such factors varying among products. In the case of Transportation-Related Products and Services, the Company's competitors include a large number of other well-established independent manufacturers as well as certain customers who have their own metalworking and engineering capabilities. Although a number of companies of varying size compete with the Company in its industry segments, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines and services.

EMPLOYEES

     At December 31, 1995, the Company employed approximately 10,800 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2.  PROPERTIES.

     The following list includes the Company's principal manufacturing and technical service facilities by location and the industry segments utilizing such facilities:

California...............   Vernon (3)
Florida..................   Deerfield Beach (1) and Ocala (1)
Indiana..................   Elkhart (1), Fort Wayne (1), Kendallville (1) and North Vernon
                            (1)
Iowa.....................   Dubuque (2)
Kentucky.................   Nicholasville (1)
Michigan.................   Auburn Hills (1)(1)(1)(1), Brighton (1), Burton (1), Canton (1
                            and 3),
                            Dearborn (1)(1), Detroit (1)(1)(1), Farmington Hills (1), Fraser
                              (1),
                            Green Oak Township (1 and 3), Hamburg (1 and 3), Holland (1),
                            Livonia (1), Mt. Clemens (1), Oxford (1), Royal Oak (1), St.
                              Clair (1),
                            Sterling Heights (1), Troy (1), Warren (1), West Branch (2)
                            and Ypsilanti (1)
Missouri.................   St. Louis (1)
Ohio.....................   Bluffton (1), Bucyrus (1), Canal Fulton (1), Lima (1),
                            Minerva (1), Port Clinton (1), Shelby (1) and Upper Sandusky (1)
Oklahoma.................   Tulsa (1)
Pennsylvania.............   Ridgway (1)
Virginia.................   Duffield (1) and Salem (1)
France...................   Paris (1)
Germany..................   Koln(1), Sindelfingen (1) and Zell am Harmersbach (1 and 3)
Great Britain............   Brentwood (1), Hitchen (1), Rayleigh (1), Rochford (1), South End
                            (1),
                            Warwick (1) and Wolverhampton (1)
Italy....................   Poggio Rusco (1)

     Note: Multiple footnotes within the same parenthesis indicate the facility is engaged in significant activities relating to more than one segment. Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) Transportation-Related Products and Services; (2) Specialty Products--Architectural; and (3) Specialty Products--Other.

     The Company's principal manufacturing facilities range in size from approximately 10,000 square feet to 360,000 square feet, substantially all of which are owned by the Company and are not subject to significant encumbrances. The Company's principal technical service facilities in the United States range in size from approximately 10,000 square feet to 120,000 square feet, substantially all of which are leased to the Company. The Company's executive offices are located in Taylor, Michigan, and are provided by Masco Corporation to the Company under a corporate services agreement.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current requirements.

     The following list identifies the manufacturing facilities of TriMas by location and the industry segments utilizing such facilities:

California...............................  Commerce (a)(a)
Illinois.................................  Wood Dale (a)
Indiana..................................  Auburn (c), Elkhart (b), Frankfort (a) and Mongo (b)
Louisiana................................  Baton Rouge (c)
Massachusetts............................  Plymouth (d)
Michigan.................................  Canton (b), Detroit (a) and Warren (d)(d)(d)(d)
New Jersey...............................  Edison (d) and Netcong (d)
Ohio.....................................  Lakewood (a)(a)(a)
Texas....................................  Houston (c)(c)(c) and Longview (c)
Wisconsin................................  Mosinee (b)
Australia................................  Hampton Park, Victoria (b)
Canada...................................  Brampton, Ontario (c), Fort Erie, Ontario (c),
                                           Oakville, Ontario (b) and Sarnia, Ontario (c)
Mexico...................................  Mexico City (c)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                            OFFICER
               NAME                                    POSITION                      AGE     SINCE
----------------------------------  ----------------------------------------------   ---    -------
Richard A. Manoogian..............  Chairman of the Board and Chief Executive
                                    Officer                                          59       1984
Lee M. Gardner....................  President and Chief Operating Officer            49       1992
Timothy Wadhams...................  Vice President -- Controller and Treasurer       47       1984

     Each of the executive officers is elected to a term of one year or less and serves at the discretion of the Board of Directors. Mr. Manoogian has served for more than five years as Director, Chairman of the Board and the Chief Executive Officer of Masco Corporation, an affiliate of the Company that is a manufacturer of home improvement and building products. Mr. Manoogian is also a Director and Chairman of the Board of TriMas Corporation. Mr. Gardner was appointed President and Chief Operating Officer of the Company in October, 1992. Prior to his appointment, Mr. Gardner was President -- Automotive since 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MSX." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NYSE Composite Tape and Common Stock dividends declared for the periods indicated:

                                                                                                 DIVIDENDS
                                                                     HIGH            LOW         DECLARED
                                                                    ------          ------       ---------
        1994
          First Quarter.......................................   $27  7/8        $19  7/8          $ .02
          Second Quarter......................................   $23  1/4        $13                 .03
          Third Quarter.......................................   $15  1/4        $11                 .03
          Fourth Quarter......................................   $13  3/8        $11                 .03
                                                                                                   -----
                                                                                                   $ .11
                                                                                                   =====

                                                                                                 DIVIDENDS
                                                                     HIGH            LOW         DECLARED
                                                                    ------          ------       ---------
        1995
          First Quarter.......................................   $13  1/2        $11  3/8          $   *
          Second Quarter......................................   $12  7/8        $10  1/2            .03
          Third Quarter.......................................   $13  3/4        $11  1/4            .04
          Fourth Quarter......................................   $12  1/2        $10                 .04
                                                                                                   -----
                                                                                                   $ .11
                                                                                                   =====

   *Prior to the First Quarter of 1995, dividends were paid in the quarter following declaration. Thereafter, dividends have been paid in the same quarter as declared. Consequently, no dividend was declared during the First Quarter of 1995, although a dividend of $.03 per share was paid during the period that had been declared in the Fourth Quarter of 1994.

     On March 1, 1996 there were approximately 4,330 holders of record of the Company's Common Stock.


     Future declarations of dividends on the Common Stock are discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors. Dividends may not be paid on Company Common Stock if there are any dividend arrearages on the Company's outstanding Preferred Stock. In addition, certain of the Company's long-term debt instruments contain provisions that restrict the dividends that it may pay on its capital stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Position and Liquidity," included in Item 7 of this Report and the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                         1995          1994          1993          1992          1991
                                      ----------    ----------    ----------    ----------    ----------
Net sales..........................   $1,678,210    $1,702,260    $1,582,880    $1,455,320    $1,266,210
Operating profit (loss)............   $  108,810    $ (277,850)   $  145,720    $  111,840    $   43,590
From continuing operations before
  extraordinary items:
  Income (loss)....................   $   59,190    $ (234,420)   $   70,890    $   39,040    $  (10,350)
  Earnings (loss) per common
     share.........................         $.81        $(4.20)         $.91          $.49         $(.33)
Per share of common stock:
  Dividends declared...............         $.11          $.11          $.06            --            --
  Dividends paid...................         $.14          $.10          $.04            --            --
At December 31:
  Total assets.....................   $1,438,770    $1,530,690    $1,789,910    $1,807,310    $1,973,280
  Long-term debt...................   $  701,910    $  868,240    $  788,360    $1,065,390    $1,224,990
  Shareholders' equity.............   $  415,180    $  381,140    $  667,630    $  353,400    $  326,690

     Results for 1995 include net gains of approximately $5 million pre-tax related to the disposition of businesses held for sale, and from a gain of approximately $5 million pre-tax resulting from the issuance of stock through a public offering by an equity affiliate.

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

     Results for 1994 are before the effect of a gain aggregating approximately $18 million pre-tax ($11.7 million after-tax or $.20 per common share) related to the partial reversal of the charge established in 1993 for the disposition of the Company's energy segment. See the Note to the Company's Consolidated Financial Statements captioned "Dispositions of Operations," included in Item 8 of this Report.

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

     Income (loss) from continuing operations before extraordinary income (loss) attributable to common stock was $46.2 million, $(247.4) million, $56.0 million, $29.7 million and $(20.0) million after preferred stock dividends in 1995, 1994, 1993, 1992 and 1991, respectively.

     Results for 1991 include the effect of charges for restructurings and other costs, aggregating approximately $41 million pre-tax, which reduced operating profit and income from continuing operations before extraordinary income by $27 million and earnings per common share by $.45.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MASCOTECH

     Masco Corporation undertook a major corporate restructuring during 1984, transferring its Products for Industry businesses to the Company at their historical net book value. MascoTech became a separate public company in mid-1984, when Masco Corporation distributed common shares of MascoTech as a special dividend to its shareholders. At December 31, 1995, Masco Corporation owned approximately 45 percent of MascoTech Common Stock outstanding (a voting interest of approximately 39 percent).

     In 1993 the Company changed its name to MascoTech, Inc. from Masco Industries, Inc. to reflect the significance of technology in the design, engineering and manufacturing of many of the Company's products and services.

CORPORATE DEVELOPMENT

     Since mid-1984, the Company has invested more than $1.4 billion in capital expenditures and acquisitions combined to expand the Company's product and technological positions in its industrial markets.

     Since late 1988, the Company has divested several businesses as part of its long-term strategic plan to de-leverage its balance sheet and focus on its core operating capabilities. The Company's divestiture activity included several businesses transferred to its equity affiliate, TriMas Corporation ("TriMas"), and in late 1993 the announcement of the Company's plan to dispose of its energy segment. In addition, in late 1994 the Company announced the planned disposition of a number of businesses including its Architectural Products, Defense and certain Transportation-Related Products and Services businesses. The Company has realized cash proceeds of approximately $680 million through January, 1996 from its divestiture activity, which have been applied to reduce the Company's indebtedness and fund its core businesses' expanded capital investment programs.

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

DISPOSITION OF NON-CORE BUSINESSES

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its Architectural Products, Defense and certain of its Transportation-Related Products and Services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses are included in continuing operations until disposition. Through dates of sale, such businesses held for disposition had sales of approximately $468 million, $637 million and $727 million in 1995, 1994 and 1993, respectively, and operating profit (loss) before gains (charge) on disposition of businesses, net of $(11) million, $(7) million and $24 million in 1995, 1994 and 1993, respectively. These amounts for 1994 and 1993 have been restated principally to reflect the Company's subsequent decisions in 1995 and 1996 to retain two manufacturing plants and one business originally included in the businesses held for disposition, respectively.

     The Company's carrying value of a number of the businesses to be disposed exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company recorded a non-cash charge in 1994 aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss was anticipated.

     Including transactions finalized in early 1996 which generated additional proceeds of approximately $120 million, the Company has received aggregate proceeds (including related tax benefits) from the dispositions of businesses of approximately $300 million. The cash portion of these proceeds has been applied to reduce the Company's indebtedness and for investment in its core businesses. The businesses that remain for sale as of February, 1996 had net sales and operating losses before gains (charge) on disposition of businesses, net of approximately $181 million and $28 million, respectively, in 1995. The Company expects to dispose of these remaining businesses by mid-1996 for estimated proceeds (including related tax benefits) of approximately $100 million.

     The Company is required to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. This statement will apply to the Company's businesses held for disposition. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held for disposition be reported at the lower of carrying amount or fair value less cost to sell.

     Since the Company believes that the value of the businesses held for sale at December 31, 1995 exceeds carrying value for such assets, the Company has estimated that the impact of adopting SFAS 121 will result in an after-tax gain in the range of $10 to $15 million recorded as a cumulative accounting change effective January 1, 1996. The Company will be required to assess the estimated fair value of assets held for sale at each balance sheet date until such assets are sold or liquidated. Subsequent changes to the estimate of the fair value of businesses being held for disposition will be reflected in operating profit as gain (charge) on disposition of businesses, net.

     In 1995, the Company sold businesses in transactions which resulted in net gains of approximately $25 million. These net gains were substantially offset by the reductions in the estimated net proceeds the Company expects to receive from certain remaining businesses to be sold, aggregating approximately $12 million, and by certain exit costs, related to the businesses sold or held for sale, incurred in 1995 aggregating approximately $8 million.

     During 1995 and 1994, the Company accrued $8 and $17 million of exit costs, respectively, related to the businesses sold or held for sale. During 1995, $7 million has been charged against this accrual (principally employee termination, business valuation and non-cancellable lease expenses and costs). At December 31, 1995, accrued exit costs approximate $18 million.

     Future periods will include the operating results of the businesses to be sold and any additional anticipated costs to be incurred in connection with the sale or liquidation of the remaining businesses which cannot be accrued at December 31, 1995, as well as the result of differences between estimated and actual proceeds.

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

PROFIT MARGINS

     Operating profit margins from continuing operations, excluding the net gains (charge) in 1995 and 1994, respectively, for the disposition of businesses, were six percent in 1995, seven percent in 1994, and nine percent in 1993. The decrease in the operating profit margin in 1995 compared with the previous two years is attributable to increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs, launch costs for new products and increased steel costs in its core Transportation-Related Products and Services businesses. In addition, margins in 1995 for businesses which the Company sold or intends to dispose were hampered by the increased operating losses for such businesses resulting from depressed industry conditions affecting certain markets the Company serves and from the completion of major programs at certain businesses being disposed in the Transportation-Related Products and Services segment.

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash flows from operating activities increased to $158 million in 1995 from $38 million in 1994. Net cash flows from operating activities in 1995 benefitted from the decrease in the Company's marketable securities portfolio.

     On March 15, 1995, the Company redeemed at maturity $233 million of its 10% Senior Subordinated Notes, utilizing its bank revolving credit agreement.

     The Company in 1995 increased the quarterly dividend on its common stock to $.04 per share from $.03.

     In January, 1994, the Company issued, in a public offering, approximately $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds of approximately $337 million were used to redeem $250 million of 10 1/4% Senior Subordinated Notes on February 1, 1994 and to reduce other indebtedness.

     Reflecting the favorable long-term prospects for MascoTech, the Company's Board of Directors authorized in 1994 the repurchase of 10 million shares of Company Common Stock and Convertible Preferred Stock. Pursuant to this authorization, the Company repurchased and retired approximately five million shares of Company Common Stock during 1995 and 1994 at a cost of approximately $67 million.

     The Company has made significant expenditures and commitments in 1995 and 1994 for capital programs, including new advanced manufacturing technologies, to support the Company's core Transportation-Related Products and Services businesses. These investments, aggregating approximately $220 million for the two years, reflect the Company's belief in the businesses' favorable long-term outlook and were planned to meet increased demand for certain current product programs. These expenditures will also provide capacity for new products that the Company expects to begin producing over the next several years, and will enhance the Company's leadership positions in advanced manufacturing technologies related to its forging and metal-forming businesses.

INVENTORIES

     The Company's investment in inventories for its core businesses of $94 million at December 31, 1995 approximated inventory levels at December 31, 1994. The Company's continued emphasis on inventory management, utilizing Just-In-Time
(JIT) and other inventory management techniques, has contributed to higher inventory turnover rates in recent years.

FINANCIAL POSITION AND LIQUIDITY

     The Company's financial position improved in 1995 relative to 1994 as the Company's debt as a percent of debt plus equity decreased to 63 percent at December 31, 1995 from 70 percent at December 31, 1994. Assuming the $120 million of cash proceeds received in January, 1996 was applied to further reduce outstanding indebtedness, at December 31, 1995, debt as a percent of debt plus equity would have been 59 percent. The Company expects that its financial position will continue to improve as additional proceeds from sales of businesses and related tax benefits are realized.

     At December 31, 1995 current assets, which aggregated approximately $467 million, were in excess of two times current liabilities. The Company has recorded approximately $38 million of currently refundable income taxes principally as a result of the disposition of businesses in 1995. In addition, the Company has significant financial assets, including ownership positions in the securities of three publicly traded companies with an aggregate carrying value of approximately $188 million. This compares with an aggregate quoted market value at December 31, 1995 (which may differ from the amounts that could have been realized upon disposition) of approximately $405 million.

     Additional proceeds from the disposition of businesses held for sale (including related tax benefits), additional borrowings available under the Company's revolving credit agreement and otherwise, and anticipated internal cash flows are expected to provide sufficient liquidity to fund its near-term working capital, capital expansion programs and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flows, revolving credit agreement, divestiture of certain additional financial assets and, to the extent necessary, future financings in the financial markets.

     The Company's revolving credit agreement contains restrictions including limitations on intangible assets, the ratio of senior debt to earnings and the ratio of debt to equity. Under the most restrictive of these provisions, approximately $16 million was available at December 31, 1995 for the payment of cash dividends and the acquisition of Company Common Stock. However, future cash dividends and any acquisition of Company Common Stock and Convertible Preferred Stock could be accomplished with internal cash flows from operations and through additional proceeds from the disposition of businesses held for sale (including related tax benefits).

GENERAL FINANCIAL ANALYSIS

1995 VERSUS 1994

     Sales for 1995 were $1.7 billion, which approximated 1994 sales. Sales of the Company's core businesses, however, increased 14 percent from 1994 to approximately $1.2 billion, while sales of the Company's businesses held for sale decreased approximately 26 percent from the comparable period in 1994 as a result of the disposition of a number of such businesses.

     Income after preferred stock dividends in 1995 was $46.2 million or $.81 per common share, compared with a loss of $3.96 per common share in 1994 which reflects the non-cash charge of $400 million pre-tax ($315 million after-tax) for the anticipated loss on the disposition of non-core businesses.

     Operating profit from continuing operations (excluding the gain (charge) in 1995 and 1994, respectively, on disposition of businesses, net) in 1995 for core businesses, before general corporate expense, decreased by $9 million to approximately $133 million from $142 million in 1994. Although 1995 results benefitted from increased sales in our core businesses, operating performance was negatively impacted by increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs and increased steel costs, for the Company's core transportation-related businesses. Businesses held for sale or sold had operating losses before general corporate expenses and gains (charge) on disposition of businesses, net of approximately $11 million and $7 million for 1995 and 1994, respectively.

     In December, 1994, the Company announced the planned disposition of a number of businesses, including its Architectural Products, Defense and certain of its Transportation-Related Products and Services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. To date, the Company has disposed of certain of such businesses for proceeds approximating $300 million, including approximately $120 million received in January, 1996. The Company expects that the divestiture of the remaining businesses held for sale will be completed by mid-1996 for additional proceeds (including related tax benefits) approximating $100 million. Net assets of businesses held for sale decreased by $212 million during 1995 as a result of the disposition of such businesses and from the reduction of assets employed in these businesses through operating activity, asset sales and the redeployment of certain assets.

     During 1995, the Company sold businesses in transactions which resulted in net gains of approximately $25 million. These net gains were substantially offset by reductions in the estimated net proceeds that the Company expects to receive from certain remaining businesses to be sold, aggregating approximately

$12 million, and by certain exit costs related to the businesses sold or held for sale incurred in 1995 aggregating approximately $8 million.

     Other income (expense), net in 1995 was an expense of $9 million compared with income of $13 million in 1994. Results for 1995 were impacted by a gain of approximately $5 million pre-tax resulting from the issuance of common stock through a public offering by an equity affiliate and from lower investment income as compared with 1994. Other income, net in 1994 included gains of approximately $17.9 million pre-tax from sales of a portion of the Company's common stock holdings of an equity affiliate.

     Results for 1994 also benefitted from the partial reversal of the charge established in 1993 for discontinued operations of approximately $11.7 million after-tax and from an extraordinary gain of approximately $2.6 million after-tax related to the early extinguishment of debt.

1994 VERSUS 1993 -- CONTINUING OPERATIONS

     In 1994, net sales from continuing operations increased eight percent to $1.7 billion from $1.6 billion in 1993, the highest level in the Company's history. Excluding sales of businesses to be disposed, net sales increased approximately 24 percent.

     Earnings per common share from continuing operations after preferred stock dividends (excluding the impact of: discontinued operations; extraordinary income (1994) and loss (1993); and the 1994 restructuring charge) would have increased to a record $1.08 in 1994 from $.91 in 1993 on a fully diluted basis.

     In 1994, the Company announced plans to dispose of a number of businesses, including its Architectural Products, Defense, and certain of its Transportation-Related Products and Services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The businesses to be disposed had annual sales of approximately $637 million, and in 1994 had an operating loss before charge on disposition of $7 million. The 1994 amounts discussed above have been restated to reflect the Company's subsequent decisions in 1995 and 1996 to retain two manufacturing plants and one business originally included in the businesses held for disposition, respectively. The Company believes that these businesses, which had net assets of approximately $625 million prior to the charge, will be disposed for after-tax net cash and other proceeds of approximately $400 million. The disposition of these businesses is expected to primarily occur in 1995, with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide additional capital to invest in its core Transportation-Related Products and Services businesses. The Company has recorded a non-cash charge of $400 million pre-tax ($315 million after-tax or $5.35 per common share) to reflect the estimated loss on the disposition of these businesses. The operating results of the business units held for disposition will be included in the results of continuing operations in future periods through the date of disposition.

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

     Sales of Transportation-Related Products and Services increased 11 percent in 1994, principally due to increased levels of automotive production and new product introductions, which were partially offset by the completion of certain automotive programs. Operating profit in 1994 for Transportation-Related Products and Services, excluding the charge for the disposition of businesses, decreased to approximately $140 million from $160 million in 1993. Transportation-Related Products and Services businesses held for disposition accounted for the majority of this decrease. Operating margins in 1994 were also negatively impacted by increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs, launch costs for new products and increased steel costs.

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

     The Company's 1994 effective tax rate differs from the statutory rate principally because a significant portion of the $400 million charge does not result in a tax benefit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1995, and the financial statement schedule as listed in Item 14(a)(2)(i) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 23, 1996

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1995 AND 1994



                                                                      1995              1994
                                                                 --------------    --------------
ASSETS
Current assets:
  Cash and cash investments...................................   $   16,380,000    $   61,950,000
  Marketable securities.......................................        4,120,000        62,110,000
  Receivables.................................................      216,490,000       171,870,000
  Inventories.................................................       94,420,000        91,950,000
  Deferred and refundable income taxes........................       51,300,000        23,800,000
  Prepaid expenses and other assets...........................       21,630,000        39,800,000
  Net current assets of businesses held for disposition.......       62,410,000       146,690,000
                                                                 --------------    --------------
       Total current assets...................................      466,750,000       598,170,000
Equity and other investments in affiliates....................      237,530,000       173,230,000
Property and equipment, net...................................      466,450,000       379,330,000
Excess of cost over net assets of acquired companies..........      115,750,000        93,820,000
Notes receivable and other assets.............................       47,780,000        53,770,000
Net non-current assets of businesses held for disposition.....      104,510,000       232,370,000
                                                                 --------------    --------------
       Total assets...........................................   $1,438,770,000    $1,530,690,000
                                                                 ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................   $   99,710,000    $  111,860,000
  Accrued liabilities.........................................       82,400,000        72,090,000
  Current portion of long-term debt...........................        5,150,000         3,670,000
                                                                 --------------    --------------
       Total current liabilities..............................      187,260,000       187,620,000
Long-term debt................................................      701,910,000       868,240,000
Deferred income taxes and other long-term liabilities.........      134,420,000        93,690,000
                                                                 --------------    --------------
       Total liabilities......................................    1,023,590,000     1,149,550,000
                                                                 --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par: Authorized: 25 million;
     Outstanding:
     10.8 million (liquidation value -- $216 million).........       10,800,000        10,800,000
  Common stock, $1 par: Authorized: 250 million; Outstanding:
     55.5 million and 56.6 million............................       55,520,000        56,610,000
  Paid-in capital.............................................      307,910,000       318,960,000
  Retained earnings (deficit).................................       32,380,000        (7,590,000)
  Cumulative translation adjustments..........................        8,570,000         2,360,000
                                                                 --------------    --------------
       Total shareholders' equity.............................      415,180,000       381,140,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $1,438,770,000    $1,530,690,000
                                                                 ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995               1994               1993
                                               ---------------    ---------------    ---------------
Net sales...................................   $ 1,678,210,000    $ 1,702,260,000    $ 1,582,880,000
Cost of sales...............................    (1,397,880,000)    (1,385,430,000)    (1,257,480,000)
                                                --------------     --------------     --------------
     Gross profit...........................       280,330,000        316,830,000        325,400,000
Selling, general and administrative
  expenses..................................      (176,810,000)      (194,680,000)      (179,680,000)
Gains (charge) on disposition of businesses,
  net.......................................         5,290,000       (400,000,000)         --
                                                --------------     --------------     --------------
     Operating profit (loss)................       108,810,000       (277,850,000)       145,720,000
                                                --------------     --------------     --------------
Other income (expense), net:
  Interest expense..........................       (49,900,000)       (49,830,000)       (81,360,000)
  Equity and interest income from
     affiliates.............................        31,420,000         29,810,000         21,000,000
  Gain from change in investment of an
     equity affiliate.......................         5,100,000          --                 9,490,000
  Other, net................................         4,850,000         33,380,000         26,330,000
                                                --------------     --------------     --------------
                                                    (8,530,000)        13,360,000        (24,540,000)
                                                --------------     --------------     --------------
     Income (loss) from continuing
       operations before income taxes
       (credit) and extraordinary item......       100,280,000       (264,490,000)       121,180,000
Income taxes (credit).......................        41,090,000        (30,070,000)        50,290,000
                                                --------------     --------------     --------------
     Income (loss) from continuing
       operations before extraordinary
       item.................................        59,190,000       (234,420,000)        70,890,000
Discontinued energy operations (net of
  income taxes):
     Income from operations of discontinued
       energy segment.......................         --                 --                 2,630,000
     Gain (loss) on disposition.............         --                11,700,000        (22,270,000)
                                                --------------     --------------     --------------
     Income (loss) before extraordinary
       item.................................        59,190,000       (222,720,000)        51,250,000
Extraordinary income (loss) (net of
  income taxes).............................         --                 2,600,000         (3,650,000)
                                                --------------     --------------     --------------
     Net income (loss)......................   $    59,190,000    $  (220,120,000)   $    47,600,000
                                                ==============     ==============     ==============
Preferred stock dividends...................   $    12,960,000    $    12,960,000    $    14,930,000
                                                ==============     ==============     ==============
     Earnings (loss) attributable to
       common stock.........................   $    46,230,000    $  (233,080,000)   $    32,670,000
                                                ==============     ==============     ==============

                                                                                            1993
                                                                                     ------------------
                                                                                               ASSUMING
                                                    1995               1994                      FULL
                                                   PRIMARY            PRIMARY        PRIMARY   DILUTION
                                               ---------------    ---------------    -------   --------
Earnings (loss) per common and
  common equivalent share:
     Continuing operations..................        $.81              $(4.20)         $ .97      $.91
     Discontinued energy operations:
       Income from operations of
          discontinued
          energy segment....................         --                 --              .05       .04
       Gain (loss) on disposition...........         --                 .20            (.39)       *
                                                    ----              ------         ------    ------
     Income (loss) before extraordinary
       item.................................         .81              (4.00)            .63       .63
     Extraordinary income (loss)............         --                 .04            (.06)       *
                                                    ----              ------         ------    ------
     Earnings (loss) attributable to common
       stock................................        $.81              $(3.96)         $ .57      $.57
                                                    ====              ======         ======    ======

* Anti-dilutive

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       1995             1994             1993
                                                   -------------    -------------    -------------
CASH FROM (USED FOR):
 OPERATING ACTIVITIES:
  Net income (loss).............................   $  59,190,000    $(220,120,000)   $  47,600,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities,
   excluding reclassification of businesses held
   for disposition:
     (Gains) charge on disposition of
       businesses, net..........................      (5,290,000)     400,000,000         --
     Gain from change in investment of an equity
       affiliate................................      (5,100,000)        --             (9,490,000)
     Gains from sales of TriMas common stock....        --            (17,900,000)        --
     Depreciation and amortization..............      47,070,000       66,760,000       59,810,000
     Equity earnings, net of dividends..........     (23,360,000)     (23,720,000)     (12,000,000)
     Increase (decrease) in deferred taxes......      51,330,000      (67,760,000)      15,590,000
     Decrease (increase) in marketable
       securities, net..........................      57,990,000      (34,320,000)       2,980,000
     (Increase) in receivables..................     (21,910,000)     (37,940,000)      (5,900,000)
     Decrease (increase) in inventories.........       4,650,000      (23,390,000)      (2,990,000)
     (Increase) in prepaid expenses and other
       current assets...........................      (1,900,000)     (32,860,000)     (11,650,000)
     (Decrease) increase in accounts payable and
       accrued liabilities......................      (9,070,000)      65,330,000       (5,900,000)
     Other, net, including extraordinary item...       2,390,000       (6,000,000)       8,180,000
     Net assets of businesses held for
       disposition, net.........................       2,190,000      (30,410,000)      16,700,000
                                                   -------------    -------------    -------------
       Net cash from operating activities.......     158,180,000       37,670,000      102,930,000
                                                   -------------    -------------    -------------
 FINANCING ACTIVITIES:
  Issuance of convertible debt..................        --            337,240,000         --
  Increase in other debt........................      79,460,000       82,730,000         --
  Payment or repurchase of other debt...........    (253,770,000)    (349,230,000)    (150,020,000)
  Issuance of preferred stock...................        --               --            209,520,000
  Retirement of Company Common Stock............     (13,130,000)     (54,130,000)        --
  Retirement of preferred stock.................        --               --           (100,000,000)
  Payment of dividends..........................     (21,000,000)     (18,980,000)     (16,020,000)
  Other, net....................................      (2,250,000)      (5,010,000)       3,770,000
                                                   -------------    -------------    -------------
       Net cash used for financing activities...    (210,690,000)      (7,380,000)     (52,750,000)
                                                   -------------    -------------    -------------
 INVESTING ACTIVITIES:
  Cash received from sales of TriMas
     securities.................................        --             18,180,000         --
  Cash paid Masco Corporation...................        --               --            (87,500,000)
  Cash received from sale of businesses.........     122,190,000       41,220,000       93,450,000
  Acquisition of businesses.....................     (23,850,000)        --               --
  Capital expenditures..........................     (95,800,000)    (115,220,000)     (59,540,000)
  Receipt of cash from notes receivable.........       6,570,000       14,640,000       14,000,000
  Other, net....................................       1,860,000      (10,360,000)      (3,390,000)
  Net assets of businesses held for disposition,
     net........................................      (4,030,000)        --               --
                                                   -------------    -------------    -------------
       Net cash from (used for) investing
          activities............................       6,940,000      (51,540,000)     (42,980,000)
                                                   -------------    -------------    -------------
CASH AND CASH INVESTMENTS:
  (Decrease) increase for the year..............     (45,570,000)     (21,250,000)       7,200,000
  At January 1..................................      61,950,000       83,200,000       76,000,000
                                                   -------------    -------------    -------------
       At December 31...........................   $  16,380,000    $  61,950,000    $  83,200,000
                                                   =============    =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting; ownership less than 20 percent is accounted for on the cost basis unless the Company exercises significant influence over the investee. Capital transactions by equity affiliates, which reduce the Company's ownership interest at amounts differing from the Company's carrying amount, are reflected in other income or expense and the investment in affiliates account.

     Certain amounts for the years ended December 31, 1994 and 1993 have been reclassified to conform to the presentation adopted in 1995. The consolidated balance sheet at December 31, 1995 and 1994 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses.

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1995 owned approximately 45 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, including net sales related to businesses held for disposition, aggregated approximately $9 million in 1995, and $11 million in each of 1994 and 1993.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates and assumptions.

     Cash and Cash Investments. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash and cash investments. The carrying amount reported in the balance sheet for cash and cash investments approximates fair value.

     Marketable Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994. At December 31, 1995 and 1994, marketable equity securities have been categorized as trading securities, and, as a result, are stated at fair value.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $1.9 million and $1.6 million at December 31, 1995 and 1994, respectively.

     Inventories. Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Inventories include technical services work in process, at the lower of cost or net realizable value, totalling approximately $12 million at both December 31, 1995 and 1994.

     Property and Equipment, Net. Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Repair and maintenance costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired

                                MASCOTECH, INC.

companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies not held for disposition at December 31, 1995.

     At December 31, 1995 and 1994, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $42.3 million and $34.5 million, respectively. Amortization expense was $13.7 million, $22.9 million and $22.2 million in 1995, 1994 and 1993, respectively, including amortization expense of approximately $1.6 million in 1993 related to discontinued operations.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. A provision has not been made for U.S. or additional foreign taxes on approximately $38 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     Earnings (Loss) Per Common Share. Primary earnings per common share are based on the weighted average shares of common stock and common stock equivalents outstanding (including the dilutive effect of options and warrants, utilizing the treasury stock method) of 57.1 million and 57.4 million in 1995 and 1993, respectively. Primary loss per common share in 1994 is based on 58.9 million weighted average shares of common stock outstanding. The effect of stock options and warrants on earnings per common share in 1994 would be anti-dilutive. Primary earnings (loss) per common share are calculated on earnings (loss) after deducting preferred stock dividends of $13.0 million, $13.0 million, and $14.9 million in 1995, 1994 and 1993, respectively.

     Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share in 1993 was calculated based on 68.8 million weighted average common shares outstanding. Convertible securities did not have a dilutive effect on earnings (loss) per common share in 1995 or 1994.

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

     Adoption of Statements of Financial Accounting Standards. The Company expects that Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", will not have a material impact on the financial position or the results of operations of the Company when adopted in 1996. The Company expects to continue to account for employee stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and present the proforma disclosures required by SFAS 123. The Company has estimated that the impact of adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," will result in an after-tax

                                MASCOTECH, INC.

gain (since the Company believes the fair value of the businesses being held for sale at January 1, 1996 exceeds the carrying value) in the range of $10 to $15 million recorded as a cumulative accounting change effective January 1, 1996.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1995, in addition to cash received, approximately $34 million comprised of both notes receivable due from, and a 29 percent equity ownership interest in, the acquiring company, as consideration for a non-core business unit; in 1993, in addition to the payment by the Company of $87.5 million, the non-cash portion of the issuance of Company Preferred Stock and warrants in exchange for Company Common Stock, Company Preferred Stock and Masco Corporation's holdings of Emco Limited common stock and convertible debentures (see "Shareholders' Equity" note); conversion of $187 million of convertible debentures into Company Common Stock (see "Shareholders' Equity" note); and conversion of the Company's TriMas Corporation ("TriMas") convertible preferred stock holdings into TriMas common stock.

     Income taxes paid were $11 million, $28 million and $32 million in 1995, 1994 and 1993, respectively. Interest paid was $55 million, $61 million and $82 million in 1995, 1994 and 1993, respectively.

DISPOSITIONS OF OPERATIONS:

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its Architectural Products, Defense and certain of its Transportation-Related Products and Services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. Through dates of sale, the businesses held for disposition had sales of approximately $468 million, $637 million and $727 million in 1995, 1994 and 1993, respectively, and operating profit (loss) before gains (charge) on disposition of businesses, net of $(11) million, $(7) million and $24 million in 1995, 1994 and 1993, respectively. These amounts for 1994 and 1993 have been restated principally to reflect the Company's subsequent decisions in 1995 and 1996 to retain two manufacturing plants and one business originally included in the businesses held for disposition, respectively.

     The Company's carrying value of a number of the businesses to be disposed exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company in 1994 recorded a non-cash charge aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss was anticipated. The approximate components of the charge were as follows at December 31, 1994 (in thousands):

        Write-down of assets due to anticipated net proceeds being less than carrying value:
             Excess of cost over net assets of acquired companies..........   $270,000
             Other assets, principally property and equipment..............    105,000
        Costs to sell included as a reduction of proceeds..................      8,000
        Exit costs accruable during year...................................     17,000
                                                                              --------
               Pre-tax charge..............................................   $400,000
                                                                              ========

     The expected proceeds from the sale or liquidation of the businesses to be disposed is estimated by the Company's management at each balance sheet date based on a variety of factors, including: historical and projected operating performance, competitive market position, perceived strategic value to potential acquirors,

                                MASCOTECH, INC.

tangible asset values, and other relevant factors. In addition, management's estimates of the expected proceeds included input from independent parties familiar with business valuations of this nature.

     During 1995, the Company divested a number of such businesses, in separate transactions, for aggregate pre-tax proceeds of approximately $160 million, which resulted in net gains of approximately $25 million. These net gains were substantially offset by reductions in the estimated net proceeds the Company expects to receive from certain remaining businesses to be sold, aggregating approximately $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million.

     Including transactions finalized in early 1996 which generated additional proceeds of approximately $120 million, the Company has received aggregate proceeds (including related tax benefits) from the dispositions of businesses of approximately $300 million. The cash portion of these proceeds has been applied to reduce the Company's indebtedness and for investment in its core businesses. The businesses that remain for sale at February 1, 1996 had net sales and operating losses before gains (charge) on disposition of businesses, net of approximately $181 million and $28 million, respectively, in 1995. The Company expects to dispose of these remaining businesses by mid-1996 for estimated proceeds (including related tax benefits) of approximately $100 million. Future periods will include the operating results of the remaining businesses to be sold and any additional costs to be incurred in connection with these dispositions which cannot be accrued at December 31, 1995, as well as the result of differences, if any, between estimated and actual proceeds.

     During 1995 and 1994, the Company accrued $8 and $17 million of exit costs, respectively, related to the businesses sold or held for sale. During 1995, $7 million has been charged against this accrual (principally employee termination, business valuation and non-cancellable lease expenses and costs). At December 31, 1995, the liability for accrued exit costs approximates $18 million.

     In late 1993, the Company adopted a plan to divest the business units in its energy segment. This plan met the criteria for discontinued operations accounting treatment; accordingly, the consolidated statements of operations and cash flows and related notes present the Company's energy segment as discontinued operations. During 1993, two such business units were sold for approximately $93 million, including the sale of one business unit to the Company's equity affiliate, TriMas, for $60 million cash. The expected loss from the disposition of the Company's energy segment resulted in a fourth quarter 1993 pre-tax charge of approximately $41 million (approximately $22 million after-tax), including a provision for the businesses not sold in 1993 and the deferral of a portion of the gain (approximately $6 million after-tax) related to the sale of the business to TriMas. Certain of the remaining business units were sold at prices greater than those used in estimating the loss on disposition in 1993, resulting in a reversal in 1994 of approximately $18 million pre-tax ($11.7 million after-tax) relating to the charge established in 1993.

                                MASCOTECH, INC.

     Amounts included in the consolidated balance sheet for net assets of businesses held for disposition consist of the following at December 31, 1995 and 1994, after reflecting the anticipated loss on disposition recorded in 1994 and the $12 million reduction in estimated proceeds in 1995:

                                                                          (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                   ---------------------
                                                                     1995        1994
                                                                   --------    ---------
        Receivables.............................................   $ 49,510    $ 107,760
        Other current assets....................................     88,000      141,140
        Current liabilities, including accrued exit costs.......    (75,100)    (102,210)
                                                                   --------    ---------
          Net current assets....................................     62,410      146,690
                                                                   --------    ---------
        Property and equipment, net.............................     26,180      120,350
        Other non-current assets and liabilities, net...........     78,330      112,020
                                                                   --------    ---------
          Net non-current assets................................    104,510      232,370
                                                                   --------    ---------
        Net assets of businesses held for disposition...........   $166,920    $ 379,060
                                                                   ========    =========

INVENTORIES:

                                                                          (IN THOUSANDS)
                                                                        AT DECEMBER 31
                                                                      ------------------
                                                                       1995       1994
                                                                      -------    -------
        Finished goods.............................................   $21,120    $15,990
        Work in process............................................    38,480     35,410
        Raw material...............................................    34,820     40,550
                                                                      -------    -------
                                                                      $94,420    $91,950
                                                                      =======    =======

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                        AT DECEMBER 31
                                                                     --------------------
                                                                     1995    1994    1993
                                                                     ----    ----    ----
        TriMas Corporation........................................    41%     41%     43%
        Emco Limited..............................................    43%     43%     43%
        Titan Wheel International, Inc............................    15%     20%     21%

     TriMas is a diversified manufacturer of commercial, industrial and consumer products. Emco Limited ("Emco") is a Canadian-based manufacturer and distributor of building and other industrial products. Titan Wheel International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets.

                                MASCOTECH, INC.

     The carrying amount of investments in affiliates at December 31, 1995 and 1994 and quoted market values at December 31, 1995 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                             (IN THOUSANDS)
                                                             1995
                                                            QUOTED       1995        1994
                                                            MARKET     CARRYING    CARRYING
                                                            VALUE       AMOUNT      AMOUNT
                                                           --------    --------    --------
        Common stock:
          TriMas Corporation............................   $284,830    $ 80,150    $ 60,090
          Emco Limited..................................     35,260      43,720      50,130
          Titan Wheel International, Inc................     53,880      32,240      20,180
                                                           --------    --------    --------
        Common stock holdings...........................    373,970     156,110     130,400
        Convertible and other debt:
          Emco Limited..................................     31,420      32,390      31,560
                                                           --------    --------    --------
        Investments in publicly traded affiliates.......   $405,390     188,500     161,960
                                                           ========
        Other non-public affiliates.....................                 49,030      11,270
                                                                       --------    --------
        Total...........................................               $237,530    $173,230
                                                                       ========    ========

     During 1994, the Company sold a portion of its common stock holdings in TriMas, decreasing the Company's common equity ownership interest in TriMas to 41 percent, and resulting in a pre-tax gain of $17.9 million.

     In May, 1993, Titan completed an initial public offering of common stock, including shares held by the Company, reducing the Company's common equity ownership interest in Titan to 24 percent from 47 percent. The Company's ownership interest was further reduced in late 1993 to 21 percent as a result of the issuance of additional common shares by Titan in connection with an acquisition by Titan. These transactions resulted in 1993 gains aggregating approximately $12.8 million pre-tax as a result of the sale of shares held by the Company ($3.3 million) and from the change in the Company's common equity ownership interest in Titan ($9.5 million).

     In June, 1995, Titan sold newly issued common stock in a public offering and issued common stock as a result of the conversion of convertible securities. The Company recognized pre-tax income of approximately $5.1 million (approximately $.05 per common share after-tax) as a result of the change in the Company's common equity ownership interest in Titan.

     In addition to its equity and other investments in publicly traded affiliates, the Company has equity and other investment interests in privately held manufacturers of automotive components, including the Company's common equity ownership interest in Delco Remy International, Inc., a manufacturer of automotive electric motors and other components (acquired in 1994), and Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components (acquired in 1995).

     Equity in undistributed earnings of affiliates of $38 million at December 31, 1995, $24 million at December 31, 1994 and $10 million at December 31, 1993 are included in consolidated retained earnings (deficit).

                                MASCOTECH, INC.

     Approximate combined condensed financial data of the Company's equity affiliates are as follows:

                                                                          (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                  ----------------------
                                                                    1995         1994
                                                                  ---------    ---------
        Current assets.........................................   $ 985,310    $ 881,150
        Current liabilities....................................    (413,290)    (320,400)
                                                                  ---------    ---------
          Working capital......................................     572,020      560,750
        Property and equipment, net............................     581,670      524,140
        Excess of cost over net assets of acquired companies...     261,300      198,620
        Other assets...........................................      90,180       80,710
        Long-term debt.........................................    (745,480)    (780,220)
        Deferred income taxes and other long-term
          liabilities..........................................     (60,240)     (75,730)
                                                                  ---------    ---------
          Shareholders' equity.................................   $ 699,450    $ 508,270
                                                                  =========    =========

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------
                                                         1995          1994          1993
                                                      ----------    ----------    ----------
        Net sales..................................   $2,729,260    $1,989,670    $1,412,620
                                                      ==========    ==========    ==========
        Operating profit...........................   $  235,510    $  174,850    $  119,780
                                                      ==========    ==========    ==========
        Earnings attributable to common stock......   $   92,700    $   74,870    $   52,030
                                                      ==========    ==========    ==========

     Equity and interest income from affiliates consists of the following:

                                                                           (IN THOUSANDS)
                                                            FOR THE YEARS ENDED DECEMBER
                                                                         31
                                                            -----------------------------
                                                             1995       1994       1993
                                                            -------    -------    -------
        The Company's equity in affiliates' earnings
          available for common shareholders..............   $26,230    $25,970    $12,890
        Dividends on TriMas preferred stock..............     --         --         5,250
        Interest income..................................     5,190      3,840      2,860
                                                            -------    -------    -------
        Equity and interest income from affiliates.......   $31,420    $29,810    $21,000
                                                            =======    =======    =======

PROPERTY AND EQUIPMENT, NET:

                                                                          (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                   ---------------------
                                                                     1995         1994
                                                                   --------     --------
        Cost:
          Land and land improvements............................   $ 16,030     $ 15,180
          Buildings.............................................    121,470      103,630
          Machinery and equipment...............................    609,730      507,190
                                                                   --------     --------
                                                                    747,230      626,000
        Less accumulated depreciation...........................    280,780      246,670
                                                                   --------     --------
                                                                   $466,450     $379,330
                                                                   ========     ========

     Depreciation expense totalled $38 million, $44 million and $48 million in 1995, 1994 and 1993, respectively. Depreciation expense in 1993 includes approximately $8 million related to the discontinued energy segment.

                                MASCOTECH, INC.

ACCRUED LIABILITIES:

                                                                        (IN THOUSANDS)
                                                                        AT DECEMBER 31
                                                                      ------------------
                                                                       1995       1994
                                                                      -------    -------
        Salaries, wages and commissions............................   $19,690    $18,050
        Income taxes...............................................     3,260      2,740
        Interest...................................................     3,940      9,020
        Insurance..................................................    30,880     16,940
        Property, payroll and other taxes..........................     6,830      6,730
        Other......................................................    17,800     18,610
                                                                      -------    -------
                                                                      $82,400    $72,090
                                                                      =======    =======

LONG-TERM DEBT:

                                                                          (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                   ---------------------
                                                                     1995         1994
                                                                   --------     --------
        Bank revolving credit agreement, due 1998...............   $350,000     $280,000
        10% Senior Subordinated Notes, due 1995.................      --         233,150
        4 1/2% Convertible Subordinated Debentures, due 2003....    310,000      310,000
        Other...................................................     47,060       48,760
                                                                   --------     --------
                                                                    707,060      871,910
        Less current portion of long-term debt..................      5,150        3,670
                                                                   --------     --------
        Long-term debt..........................................   $701,910     $868,240
                                                                   ========     ========

     The Company has a $675 million revolving credit agreement with a group of banks, due July, 1998. The interest rates applicable to the revolving credit agreement are principally at alternative floating rates provided for in the agreement (approximately six percent at December 31, 1995).

     The revolving credit agreement requires the maintenance of a specified level of shareholders' equity, with limitations on the ratio of senior debt to earnings, long-term debt, intangible assets and the acquisition of Company Capital Stock. Under the most restrictive of these provisions, approximately $16 million was available at December 31, 1995 for the payment of cash dividends and the acquisition of Company Capital Stock. In January, 1996, the Company received approximately $120 million in cash proceeds from the sale of non-core businesses. These proceeds were principally utilized to reduce the Company's indebtedness related to its revolving credit agreement.

     On March 15, 1995, the Company redeemed at maturity $233 million of its 10% Senior Subordinated Notes utilizing its bank revolving credit agreement. In January, 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds of approximately $337 million were used to redeem $250 million of 10 1/4% Senior Subordinated Notes on February 1, 1994 and to reduce other indebtedness. During 1994, the Company recognized extraordinary income of $4.4 million pre-tax ($2.6 million after-tax) related to the early extinguishment of a portion of the 4 1/2% Convertible Subordinated Debentures.

     The maturities of debt during the next five years are as follows (in millions): 1996 -- $5; 1997 -- $3; 1998 -- $377; 1999 -- $3; and 2000 -- $2.

                                MASCOTECH, INC.

SHAREHOLDERS' EQUITY:

                                                                                                (IN THOUSANDS)
                                                                       RETAINED    CUMULATIVE
                                     PREFERRED    COMMON    PAID-IN    EARNINGS    TRANSLATION   SHAREHOLDERS'
                                       STOCK      STOCK     CAPITAL    (DEFICIT)   ADJUSTMENTS      EQUITY
                                     ---------   --------   --------   ---------   -----------   -------------
Balance, January 1, 1993...........   $    780   $ 59,520   $ 84,390   $ 202,660     $ 6,050       $ 353,400
     Net income....................     --          --         --         47,600      --              47,600
     Preferred stock dividends.....     --          --         --        (14,930)     --             (14,930)
     Common stock dividends........     --          --         --         (3,210)     --              (3,210)
     Retirement of 12% Preferred...       (780)     --       (76,720)     --          --             (77,500)
     Issuance of 10% Preferred.....      1,000      --        99,000      --          --             100,000
     Issuance of warrants..........     --          --        70,800      --          --              70,800
     Issuance of DECS..............     10,800      --       198,720      --          --             209,520
     Retirement of common stock....     --        (10,000)   (90,000)     --          --            (100,000)
     Retirement of 10% Preferred...     (1,000)     --       (99,000)     --          --            (100,000)
     Conversion of convertible
       debentures..................     --         10,370    174,120      --          --             184,490
     Translation adjustments,
       net.........................     --          --         --         --          (9,140)         (9,140)
     Exercise of stock options.....     --            620      5,980      --          --               6,600
                                       -------   --------   --------   ---------      ------       ---------
Balance, December 31, 1993.........     10,800     60,510    367,290     232,120      (3,090)        667,630
     Net loss......................     --          --         --       (220,120)     --            (220,120)
     Preferred stock dividends.....     --          --         --        (12,960)     --             (12,960)
     Common stock dividends........     --          --         --         (6,630)     --              (6,630)
     Retirement of common stock....     --         (4,070)   (50,060)     --          --             (54,130)
     Translation adjustments,
       net.........................     --          --         --         --           5,450           5,450
     Exercise of stock options.....     --            170      1,730      --          --               1,900
                                       -------   --------   --------   ---------      ------       ---------
Balance, December 31, 1994.........     10,800     56,610    318,960      (7,590)      2,360         381,140
     Net income....................     --          --         --         59,190      --              59,190
     Preferred stock dividends.....     --          --         --        (12,960)     --             (12,960)
     Common stock dividends........     --          --         --         (6,260)     --              (6,260)
     Retirement of common stock....     --         (1,210)   (11,920)     --          --             (13,130)
     Translation adjustments,
       net.........................     --          --         --         --           6,210           6,210
     Exercise of stock options.....     --            120        870      --          --                 990
                                       -------   --------   --------   ---------      ------       ---------
Balance, December 31, 1995.........   $ 10,800   $ 55,520   $307,910   $  32,380     $ 8,570       $ 415,180
                                       =======   ========   ========   =========      ======       =========

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

                                MASCOTECH, INC.

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

     The Company's 6% Convertible Subordinated Debentures were called for redemption in late 1993. Substantially all holders, including Masco Corporation, exercised their right to convert these debentures into Company Common Stock (at a conversion price of $18 per share), resulting in the issuance of approximately
10.4 million shares of Company Common Stock. Included in 1993 interest expense was approximately $7 million related to the Company's 6% Convertible Subordinated Debentures held by Masco Corporation.

     During 1995 and 1994, the Company repurchased and retired approximately one million and four million shares, respectively, of its common stock in open-market purchases, pursuant to a Board of Directors' authorized repurchase program. At December 31, 1995, the Company may repurchase approximately five million additional shares of Company Common Stock and Convertible Preferred Stock pursuant to this repurchase authorization.

     The Company commenced paying cash dividends on its common stock in August, 1993. On the basis of amounts paid (declared), cash dividends per common share were $.14 ($.11) in 1995, $.10 ($.11) in 1994 and $.04 ($.06) in 1993.

                                MASCOTECH, INC.

STOCK OPTIONS AND AWARDS:

     For the three years ended December 31, 1995, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                       (IN THOUSANDS EXCEPT PER SHARE
                                                                  AMOUNTS)
                                                               1995           1994             1993
                                                             ------         -------          ------
        Options outstanding, January 1............            3,620           3,810           4,540
        Options granted...........................             --                20              30
          Option price per share..................             --        $17-25 1/8          $13-26
        Options cancelled.........................               60              40            --
          Option price per share..................           $4 1/2         $ 4 1/2            --
        Options exercised.........................              120             170             760
          Option price per share..................     $4 1/2-9 1/8    $4 1/2-9 1/8    $4 1/2-9 1/8
                                                       ------------    ------------    ------------
        Options outstanding, December 31..........            3,440           3,620           3,810
                                                       ============    ============    ============
        Options exercisable, December 31..........            1,640           1,080             680
                                                       ============    ============    ============

     At December 31, 1995, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $26 per share, the fair market value at the dates of grant.

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards, net, for 461,000, 213,000 and 202,000 shares of Company Common Stock during 1995, 1994 and 1993, respectively, to key employees of the Company and affiliated companies. The unamortized costs of incentive awards, aggregating approximately $17 million at December 31, 1995, are being amortized over the ten-year vesting periods.

     At December 31, 1995 and 1994, a combined total of 5,646,000 and 5,773,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $13.0 million in 1995, $9.8 million in 1994 and $10.9 million in 1993, including approximately $.9 million in 1993 related to the discontinued energy segment.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1995:

                                                                             (IN THOUSANDS)
                                                               1995       1994       1993
                                                              -------    -------    -------
        Service cost -- benefits earned during the year....   $ 4,680    $ 4,800    $ 4,110
        Interest cost on projected benefit obligations.....     6,330      5,800      5,540
        Actual (return) loss on assets.....................    (6,540)     1,850     (7,730)
        Net amortization and deferral......................     1,600     (8,240)     1,600
                                                              -------    -------    -------
        Net periodic pension cost..........................   $ 6,070    $ 4,210    $ 3,520
                                                              =======    =======    =======

                                MASCOTECH, INC.

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                                1995      1994      1993
                                                               ------    ------    ------
        Discount rate for obligations.......................    7.25%     8.50%     7.00%
        Rate of increase in compensation levels.............    5.00%     5.00%     5.00%
        Expected long-term rate of return on plan assets....   11.00%    13.00%    13.00%

     The funded status of the Company's defined-benefit pension plans at December 31, 1995 and 1994 is as follows:

                                                                              (IN THOUSANDS)
                                                                           1995           1994
                                                                        -----------    -----------
                                                                        ACCUMULATED    ACCUMULATED
                                                                         BENEFITS       BENEFITS
                                                                          EXCEED         EXCEED
                   RECONCILIATION OF FUNDED STATUS                        ASSETS         ASSETS
---------------------------------------------------------------------   -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................................    $  70,960      $  60,300
                                                                          ========       ========
  Accumulated benefit obligation.....................................    $  76,370      $  64,570
                                                                          ========       ========
  Projected benefit obligation.......................................    $  89,410      $  75,000
Assets at fair value.................................................       54,480         53,280
                                                                          --------       --------
  Projected benefit obligation in excess of plan assets..............      (34,930)       (21,720)
Reconciling items:
  Unrecognized net loss..............................................       22,350         10,890
  Unrecognized prior service cost....................................        7,540          7,950
  Unrecognized net asset at transition...............................       (1,060)        (1,330)
  Adjustment required to recognize minimum liability.................      (15,810)       (10,010)
                                                                          --------       --------
Accrued pension cost.................................................    $ (21,910)     $ (14,220)
                                                                          ========       ========

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions", for its postretirement benefit plans. This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with the adoption of SFAS 106, the Company elected to recognize the transition obligation on a prospective basis and accordingly, the net transition obligation is being amortized over 20 years. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1995, 1994 and 1993:

                                                                            (IN THOUSANDS)
                                                                  1995      1994      1993
                                                                 ------    ------    ------
        Service cost..........................................   $  300    $  400    $  300
        Interest cost.........................................    1,900     1,800     1,900
        Net amortization......................................    1,100     1,300     1,200
                                                                 ------    ------    ------
        Net periodic postretirement benefit cost..............   $3,300    $3,500    $3,400
                                                                 ======    ======    ======

                                MASCOTECH, INC.

     Postretirement benefit obligations, none of which are funded, are summarized as follows at December 31, 1995 and 1994:

                                                                       (IN THOUSANDS)
                                                                      1995        1994
                                                                    --------    --------
        Accumulated postretirement benefit obligations:
          Retirees...............................................   $ 18,400    $ 16,400
          Fully eligible active plan participants................        900       1,000
          Other active participants..............................      5,600       5,500
                                                                    --------    --------
        Total accumulated postretirement benefit obligation......     24,900      22,900
          Unrecognized net gain..................................        400       1,800
          Unamortized transition obligation......................    (16,000)    (17,100)
                                                                    --------    --------
        Accrued postretirement benefits..........................   $  9,300    $  7,600
                                                                    ========    ========

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.25 percent and 8.5 percent in 1995 and 1994, respectively. The assumed health care cost trend rate in 1995 was 12 percent, decreasing to an ultimate rate in the year 2000 of seven percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $2.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.2 million. Included in the Company's 1994 charge for the disposition of certain businesses are curtailment costs for postretirement benefit obligations relating to these businesses of approximately $3.7 million.

SEGMENT INFORMATION:

     The Company's business segments involve the sale of the following products and services:

        Transportation-Related Products and Services:

           Precision products, generally produced using advanced metalworking technologies with significant proprietary content, and aftermarket products for the transportation industry.

           Engineering and technical business services.

        Specialty Products:

           Architectural -- Doors, windows, security grilles and office panels and partitions for commercial and residential markets.

           Other -- Products manufactured principally for the defense industry.

     Sales of the Company's foreign operations (principally in Western Europe) approximate $166 million, $116 million and $97 million for 1995, 1994 and 1993, respectively. The Company's export sales approximate $85 million, $102 million and $81 million in 1995, 1994 and 1993, respectively.

     Amounts related to the Company's energy segment have been presented as discontinued operations.

     Corporate assets consist primarily of cash and cash investments, marketable securities, equity and other investments in affiliates, notes receivable and net assets of the discontinued energy segment.

                                MASCOTECH, INC.

                                                                                                                   (IN THOUSANDS)
                                                                                                      ASSETS EMPLOYED AT
                                 NET SALES                   OPERATING PROFIT (LOSS)(B)                 DECEMBER 31(C)
                    ------------------------------------   -------------------------------   ------------------------------------
                       1995         1994         1993        1995       1994        1993        1995         1994         1993
                    ----------   ----------   ----------   --------   ---------   --------   ----------   ----------   ----------
The Company's
  operations by
  industry segment
  are:
Transportation-Related
  Products and
  Services (A)....  $1,340,000   $1,332,000   $1,195,000   $144,000   $ (55,000)  $160,000   $  870,000   $  796,000   $  883,000
Specialty
  Products:
  Architectural...     242,000      277,000      289,000     (2,000)   (118,000)    (4,000)     115,000      149,000      313,000
  Other...........      96,000       93,000       99,000     (1,000)    (78,000)     5,000       35,000       32,000      104,000
                    ----------   ----------   ----------   --------   ---------   --------   ----------   ----------   ----------
      Total.......  $1,678,000   $1,702,000   $1,583,000    141,000    (251,000)   161,000    1,020,000      977,000    1,300,000
                    ==========   ==========   ==========
Other income
  (expense),
  net.............                                           (9,000)     13,000    (25,000)
General corporate
  expense.........                                          (32,000)    (26,000)   (15,000)
                                                           --------   ---------   --------
Income (loss) from
  continuing
  operations
  before income
  taxes (credit)
  and
  extraordinary
  item............                                         $100,000   $(264,000)  $121,000
                                                           ========   =========   ========
Corporate
  assets..........                                                                              419,000      554,000      490,000
                                                                                             ----------   ----------   ----------
      Total
        assets....                                                                           $1,439,000   $1,531,000   $1,790,000
                                                                                             ==========   ==========   ==========

                                                                                                          DEPRECIATION AND
                                                                      PROPERTY ADDITIONS(D)                AMORTIZATION(E)
                                                                 -------------------------------    -----------------------------
                                                                   1995        1994       1993       1995       1994       1993
                                                                 --------    --------    -------    -------    -------    -------
The Company's operations by industry segment are:
Transportation-Related Products and Services..................   $ 96,000    $101,000    $52,000    $45,000    $48,000    $42,000
Specialty Products:
  Architectural...............................................      8,000       5,000      5,000      5,000     12,000     12,000
  Other.......................................................      6,000       9,000      3,000      2,000      7,000      6,000
                                                                 --------    --------    -------    -------    -------    -------
      Total...................................................   $110,000    $115,000    $60,000    $52,000    $67,000    $60,000
                                                                 ========    ========    =======    =======    =======    =======

(A) Included within this segment are sales to one customer of $397 million, $361 million and $324 million in 1995, 1994 and 1993, respectively; sales to another customer of $182 million, $225 million and $186 million in 1995, 1994 and 1993, respectively; and sales to a third customer of $178 million, $212 million and $222 million in 1995, 1994 and 1993, respectively.

(B) Operating profit in 1995 includes a $25 million net gains resulting from sales of non-core businesses in the third quarter. These net gains were substantially offset by reductions in the estimated proceeds the Company expects to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million. The net gains (charge) impact the Company's industry segments as follows:
    Transportation-Related Products and Services -- $21 million and Other Specialty Products -- $(2) million. The remaining $(14) million of the net gains (charge) was allocated to General Corporate Expense. Operating loss in 1994 includes the impact of a pre-tax charge in the amount of $400 million for the disposition of businesses. The charge impacts the Company's industry segments as follows: Transportation-Related Products and Services -- $196 million; Architectural Products -- $116 million; and Other Specialty Products -- $75 million. The remaining $13 million of the charge was allocated to General Corporate Expense.

(C) Assets employed at December 31, 1995 and December 31, 1994 include net assets related to the disposition of certain operations (see "Dispositions of Operations" note).

(D) Property additions in 1995 include approximately $14 million of capital expenditures for the Company's businesses held for disposition.

(E) Depreciation and amortization expense in 1995 include approximately $5 million of expense for the Company's businesses held for disposition.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                               (IN THOUSANDS)
                                                                         1995      1994       1993
                                                                        ------    -------    -------
        Other, net:
          Net realized and unrealized gains and losses from
             marketable securities...................................   $  730    $ 4,360    $11,550
          Gains from sales of TriMas common stock....................     --       17,900      --
          Interest income............................................    2,390      5,490      9,570
          Dividend income............................................      950      2,880      3,150
          Other, net.................................................      780      2,750      2,060
                                                                        ------    -------    -------
                                                                        $4,850    $33,380    $26,330
                                                                        ======    =======    =======

     Gains and losses realized from sales of marketable securities and gains from sales of common stock of equity affiliates are determined on a specific identification basis at the time of sale.

INCOME TAXES:

                                                                         (IN THOUSANDS)
                                                            1995        1994         1993
                                                          --------    ---------    --------
        Income (loss) from continuing operations before
          income taxes (credit) and extraordinary item:
          Domestic.....................................   $ 78,870    $(280,900)   $105,470
          Foreign......................................     21,410       16,410      15,710
                                                          --------    ---------    --------
                                                          $100,280    $(264,490)   $121,180
                                                          ========    =========    ========
        Provision for income taxes (credit):
          Federal, current.............................   $(24,210)   $  36,660    $ 17,940
          State and local..............................      6,110        8,880       8,350
          Foreign, current.............................      7,860       (7,850)      8,410
          Deferred, principally federal................     51,330      (67,760)     15,590
                                                          --------    ---------    --------
             Income taxes (credit) on income (loss)
               from continuing operations before
               extraordinary item......................   $ 41,090    $ (30,070)   $ 50,290
                                                          ========    =========    ========

                                MASCOTECH, INC.

     The components of deferred taxes at December 31, 1995 and 1994 are as follows:

                                                                       (IN THOUSANDS)
                                                                       1995       1994
                                                                     --------    -------
        Deferred tax assets:
          Inventories.............................................   $  3,550    $ 3,400
          Expected capital loss benefit related to net assets of
             businesses held for disposition......................     15,600     53,000
          Expected ordinary loss benefit related to net assets of
             businesses held for disposition and other,
             principally accrued liabilities......................     37,250     19,260
                                                                     --------    -------
                                                                       56,400     75,660
                                                                     --------    -------
        Deferred tax liabilities:
          Property and equipment..................................     71,610     57,390
          Other, principally equity investments in affiliates.....     45,280     27,430
                                                                     --------    -------
                                                                      116,890     84,820
                                                                     --------    -------
        Net deferred tax liability................................   $ 60,490    $ 9,160
                                                                     ========    =======

     Net current and non-current assets of businesses held for disposition at December 31, 1995 and 1994 include approximately $41 million and $60 million, respectively, of the above deferred tax assets.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes (credit) allocated to income
(loss) from continuing operations before income taxes (credit) and extraordinary item:

                                                                             (IN THOUSANDS)
                                                              1995        1994       1993
                                                             -------    --------    -------
        U.S. federal statutory rate.......................       35%         35%        35%
                                                             -------    --------    -------
        Tax (credit) at U.S. federal statutory rate.......   $35,100    $(92,570)   $42,410
        State and local taxes, net of federal tax
          benefit.........................................     3,970       5,770      5,430
        Higher effective foreign tax rate.................     2,710       3,380      2,910
        Tax benefit on distributed foreign earnings,
          net.............................................     --         (4,200)     --
        Dividends-received deduction......................      (230)       (690)    (2,290)
        Non-deductible portion of charge for disposition
          of businesses...................................     --         54,600      --
        Amortization in excess of tax, net................     1,630       2,190      3,820
        Other, net........................................    (2,090)      1,450     (1,990)
                                                             -------    --------    -------
          Income taxes (credit) from continuing operations
             before extraordinary item....................   $41,090    $(30,070)   $50,290
                                                             =======    ========    =======

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                                                                                     (IN THOUSANDS)
                                                               1995                    1994
                                                       --------------------    --------------------
                                                       CARRYING      FAIR      CARRYING      FAIR
                                                        AMOUNT      VALUE       AMOUNT      VALUE
                                                       --------    --------    --------    --------
Cash and cash investments...........................   $ 16,380    $ 16,380    $ 61,950    $ 61,950
Marketable securities, notes receivable and other
  assets............................................   $ 38,710    $ 38,990    $101,900    $ 99,600
Long-term debt:
  Bank debt.........................................   $375,000    $375,000    $316,000    $316,000
  10% Senior Subordinated Notes.....................      --          --       $233,150    $233,910
  4 1/2% Convertible Subordinated Debentures........   $310,000    $244,900    $310,000    $234,050
  Other long-term debt..............................   $ 16,910    $ 15,330    $  9,090    $  8,990

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                  FOR THE QUARTERS ENDED
                                                      ----------------------------------------------
                                                      DECEMBER     SEPTEMBER      JUNE       MARCH
                                                        31ST         30TH         30TH        31ST
                                                      ---------    ---------    --------    --------
1995:
-----
Net sales..........................................   $ 389,010    $ 404,900    $439,290    $445,010
Gross profit.......................................   $  67,570    $  67,050    $ 69,250    $ 76,460
Net income:
  Income...........................................   $  14,670    $  15,960    $ 15,100    $ 13,460
  Income attributable to common stock..............   $  11,430    $  12,720    $ 11,860    $ 10,220
  Per common share.................................        $.20         $.22        $.21        $.18
Market price per common share:
  High.............................................     $12 1/2      $13 3/4     $12 7/8     $13 1/2
  Low..............................................     $10          $11 1/4     $10 1/2     $11 3/8
1994:
-----
Net sales..........................................   $ 440,570    $ 416,500    $432,780    $412,410
Gross profit.......................................   $  73,390    $  73,440    $ 89,710    $ 80,290
Income (loss) from continuing operations before
  extraordinary item:
  Income (loss)....................................   $(305,940)   $  15,780    $ 29,440    $ 26,300
  Per common and common equivalent share:
     Primary.......................................      $(5.46)        $.21        $.39        $.34
     Assuming full dilution........................      $(5.46)        $.21        $.37        $.32
Net income (loss):
  Income (loss)....................................   $(294,240)   $  18,380    $ 29,440    $ 26,300
  Income (loss) attributable to common stock.......   $(297,480)   $  15,140    $ 26,200    $ 23,060
  Per common and common equivalent share:
     Primary.......................................      $(5.25)        $.25        $.39        $.34
     Assuming full dilution........................      $(5.25)        $.25        $.37        $.32
Market price per common share:
  High.............................................     $13 3/8      $15 1/4     $23 1/4     $27 7/8
  Low..............................................     $11          $11         $13         $19 7/8

     Results for the third quarter of 1995 include net gains aggregating approximately $25 million from the sale of certain businesses held for disposition. These net gains were offset by reductions in the estimated net proceeds the Company expects to receive from businesses to be sold, aggregating $12 million and by certain exit costs incurred in 1995 aggregating approximately $8 million.

     Results for the second quarter of 1995 include pre-tax income of approximately $5 million as a result of gains associated with the sale of common stock through a public offering by an equity affiliate.

     Certain amounts for the quarters ended June 30, 1995 and March 31, 1995 have been reclassified to conform to the presentation adopted at December 31, 1995.

     Results for the fourth quarter of 1994 include a non-cash pre-tax charge of $400 million ($315 million after-tax or $5.56 per common share in the fourth quarter of 1994) reflecting the anticipated loss on the disposition of certain businesses (see "Dispositions of Operations" note).

     Results for the fourth quarter of 1994 also include income aggregating approximately $18 million pre-tax ($11.7 million after-tax or $.21 per common share) relating to the partial reversal of the charge established in

                                MASCOTECH, INC.

the fourth quarter of 1993 for the disposition of the Company's energy segment (see "Dispositions of Operations" note).

     Results for the third quarter of 1994 include $4.4 million pre-tax of extraordinary income ($2.6 million after-tax or $.04 per common share) related to the early extinguishment of convertible debt.

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

     The following supplemental unaudited financial data combine the Company with TriMas and have been presented for analytical purposes. The Company had a common equity ownership interest in TriMas of approximately 41 percent at December 31, 1995 and December 31, 1994. The interests of the other common shareholders are reflected below as "Equity of other shareholders of TriMas." All significant intercompany transactions have been eliminated.

                                                                      (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                   1995          1994
                                                                 ---------    -----------
        Current assets........................................   $ 718,340    $   861,380
        Current liabilities...................................    (241,390)      (243,260)
                                                                 ---------    -----------
             Working capital..................................     476,950        618,120
        Property and equipment, net...........................     640,150        547,710
        Excess of cost over net assets of acquired
          companies...........................................     200,210        182,470
        Other assets..........................................     355,880        432,850
        Bank and other debt...................................    (889,110)    (1,106,840)
        Deferred income taxes and other long-term
          liabilities.........................................    (170,780)      (123,170)
        Equity of other shareholders of TriMas................    (198,120)      (170,000)
                                                                 ---------    -----------
             Equity of shareholders of MascoTech..............   $ 415,180    $   381,140
                                                                 =========    ===========

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------
                                                         1995          1994          1993
                                                      ----------    ----------    ----------
        Net sales..................................   $2,227,850    $2,232,430    $2,022,240
                                                      ==========    ==========    ==========
        Operating profit (loss)....................   $  207,490    $ (186,450)   $  215,740
                                                      ==========    ==========    ==========
        Income (loss) from continuing operations
          before extraordinary item................   $   59,190    $ (234,420)   $   70,890
                                                      ==========    ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

          (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, consist of the following:

                        Consolidated Balance Sheet

                        Consolidated Statement of Operations

                        Consolidated Statement of Cash Flows

                        Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules.

              (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1995, 1994 and 1993, consists of the following:

                  II. Valuation and Qualifying Accounts

             (ii) (A) TriMas Corporation and Subsidiaries Consolidated Financial
                      Statements appended hereto, as required at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, consist of the following:

                        Consolidated Statements of Income

                        Consolidated Balance Sheets

                        Consolidated Statements of Cash Flows

                        Notes to Consolidated Financial Statements

             (ii) (B) TriMas Corporation and Subsidiaries Financial Statement
                      Schedule appended hereto, as required for the years ended December 31, 1995, 1994 and 1993, consists of the following:

                      II. Valuation and Qualifying Accounts

        (3) Exhibits.

            3.i         Restated Certificate of Incorporation of MascoTech, Inc. and amendments thereto.(1)

            3.ii        Bylaws of MascoTech, Inc., as amended.(6)

            4.a.i       Indenture dated as of November 1, 1986 between Masco Industries, Inc.
                        (now known as MascoTech, Inc.) and Morgan Guaranty Trust Company of New
                        York, as Trustee, and Directors' resolutions establishing the Company's
                        4 1/2% Convertible Subordinated Debentures Due 2003.(3)

            4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee dated as of
                        August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of
                        New York and The First National Bank of Chicago.(2)

            4.a.iii     Supplemental Indenture dated as August 5, 1994 between MascoTech, Inc.
                        and The First National Bank of Chicago, as trustee.(2)

            4.b         Credit Agreement dated as of September 2, 1993 by and among MascoTech,
                        Inc., the banks party thereto, NBD Bank, N.A. (now known as NBD Bank), as Agent, and Comerica Bank, The Bank of New York, The First National
                        Bank of Chicago, Morgan Guaranty Trust Company of New York and
                        NationsBank of North Carolina, N.A., as Co-Agents(5), First Amendment
                        thereto dated as of June 29, 1994(2), Second Amendment thereto dated as of December 21, 1994 and Third Amendment thereto dated as of September
                        28, 1995.
            4.c         Indenture dated as of August 1, 1993 between TriMas Corporation and
                        Continental Bank, National Association (the Corporate Trust and Agency
                        Business of which is now known as First Trust of Illinois), as Trustee, and Directors' resolutions establishing TriMas Corporation's 5%
                        Convertible Subordinated Debentures Due 2003.(1)
            4.d         Credit Agreement dated February 1, 1993 among TriMas Corporation,
                        Certain Banks and NationsBank of North Carolina, N.A., as Agent(7), and
                        First Amendment dated June 30, 1995.
            NOTE:       Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of MascoTech, Inc. or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of MascoTech, Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the Securities and Exchange
                        Commission upon request.
            10.a        Assumption and Indemnification Agreement dated as of May 1, 1984 between
                        Masco Industries, Inc. (now known as MascoTech, Inc.) and Masco
                        Corporation.
            10.b        Corporate Services Agreement dated as of January 1, 1987 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Masco
                        Corporation.(7)
            10.c        Corporate Opportunities Agreement dated as of May 1, 1984 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation.
            10.d        Stock Repurchase Agreement dated as of May 1, 1984 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation and related forfeiture letter dated September 20, 1985, Amendment to
                        Stock Repurchase Agreement dated as of December 20, 1990 and Agreement dated as of November 23, 1993 including an amendment to Stock Repurchase
                        Agreement.(3)
            NOTE:       Exhibits 10.e through 10.p constitute the management contracts and executive compensatory plans or arrangements in which certain of the
                        Directors and executive officers of the Company participate.
            10.e        MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated December
                        6, 1995).
            10.f        MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December
                        6, 1995).
            10.g        MascoTech, Inc. 1984 Stock Option Plan (Restated December 6, 1995).
            10.h        Masco Corporation 1991 Long Term Stock Incentive Plan. (Restated
                        December 6, 1995).
            10.i        Masco Corporation 1988 Restricted Stock Incentive Plan (Restated
                        December 6, 1995).
            10.j        Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).
            10.k        Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
                        (Restated December 6, 1995).
            10.1        Masco Corporation 1984 Stock Option Plan (Restated December 6, 1995).
            10.m        Masco Corporation Restricted Stock Incentive Plan (Restated December 6,
                        1995).
            10.n        MascoTech, Inc. Supplemental Executive Retirement and Disability
                        Plan.(1)
            10.o        MascoTech, Inc. Benefits Restoration Plan.(1)
            10.p        Form of Agreement dated June 29, 1989 between Masco Industries, Inc.
                        (now known as MascoTech, Inc.) and certain of its officers.(1)

            10.q        Assumption and Indemnification Agreement dated as of December 27, 1988 between Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas
                        Corporation.(7)
            10.r        Corporate Opportunities Agreement dated as of December 27, 1988 among
                        Masco Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation.(7)
            10.s        Stock Repurchase Agreement dated as of December 27, 1988 among Masco
                        Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and
                        TriMas Corporation.(7)
            10.t        Registration Agreement dated as of December 27, 1988 among Masco
                        Industries, Inc.(now known as MascoTech, Inc.), Masco Corporation and
                        TriMas Corporation together with Amendment to Registration Agreement dated as of January 5, 1993(6) and amendment dated as of May 26,
                        1994.(1)
            10.u        Stock Purchase Agreement between Masco Corporation and Masco Industries,
                        Inc. (now known as MascoTech, Inc.) dated as of December 23, 1991
                        (regarding Masco Capital Corporation).(8)
            10.v        Amended and Restated Securities Purchase Agreement dated as of November
                        23, 1993 between MascoTech, Inc. and Masco Corporation, including form of Note.(4)
            10.w        Registration Agreement dated as of March 31, 1993 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Masco
                        Corporation.(1)
            11          Computation of Earnings (Loss) Per Common Share.
            12          Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
                        Stock Dividends.
            21          List of Subsidiaries.
            23.a        Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s
                        Financial Statements and Financial Statement Schedule.
            23.b        Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's
                        Financial Statements and Financial Statement Schedule.
            27          Financial Data Schedule.

---------------
     (1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

     (2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     (3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

     (4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

     (5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     (6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated June 22, 1993.

     (7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992.

     (8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991.

         THE COMPANY WILL FURNISH ANY OF ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

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

March 27, 1996

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


    PRINCIPAL EXECUTIVE OFFICER:
      /s/ RICHARD A. MANOOGIAN           Chairman of the Board
-------------------------------------      and Chief Executive Officer
        RICHARD A. MANOOGIAN
       PRINCIPAL FINANCIAL AND
         ACCOUNTING OFFICER:

         /s/ TIMOTHY WADHAMS             Vice President -- Controller
-------------------------------------      and Treasurer
           TIMOTHY WADHAMS

         /s/ ERWIN H. BILLIG             Director                              March 27, 1996
-------------------------------------
           ERWIN H. BILLIG

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


                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1995

Schedules, as required for the years ended December 31, 1995, 1994 and 1993:

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

                                MASCOTECH, INC.

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


            COLUMN A                 COLUMN B              COLUMN C             COLUMN D      COLUMN E
---------------------------------   ----------   ---------------------------   ----------   -------------
                                                          ADDITIONS
                                                  ---------------------------
                                                                    CHARGED
                                    BALANCE AT      CHARGED       (CREDITED)
                                    BEGINNING       TO COSTS       TO OTHER    BALANCE AT
           DESCRIPTION              OF PERIOD     AND EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
---------------------------------   ----------    ------------   -----------   ----------   -------------
                                                                      (A)         (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1995...........................   $1,590,000     $  400,000    $   410,000    $  520,000     $ 1,880,000
                                    ==========     ==========    ===========    ==========      ==========
  1994...........................   $5,130,000     $3,480,000    $(4,310,000)   $2,710,000     $ 1,590,000
                                    ==========     ==========    ===========    ==========      ==========
  1993...........................   $7,190,000     $2,470,000    $(1,820,000)   $2,710,000     $ 5,130,000
                                    ==========     ==========    ===========    ==========      ==========

NOTES:

(A) Allowance of companies acquired, and other adjustments, net in 1995. Allowance of companies reclassified for businesses held for disposition in 1995 and 1994, and for discontinuance of Energy-related segment in 1993.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of TriMas Corporation:

     We have audited the consolidated financial statements and the financial statement schedule of TriMas Corporation and subsidiaries listed in Item 14(a)(2)(ii) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriMas Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 7, 1996

                               TRIMAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       1995             1994             1993
                                                   -------------    -------------    -------------
Net sales.......................................   $ 553,490,000    $ 535,480,000    $ 443,230,000
Cost of sales...................................    (371,470,000)    (361,520,000)    (301,130,000)
Selling, general and administrative expenses....     (83,340,000)     (82,560,000)     (72,080,000)
                                                    ------------     ------------     ------------
  Operating profit..............................      98,680,000       91,400,000       70,020,000
Interest expense................................     (13,530,000)     (12,930,000)      (9,420,000)
Other, net (principally interest income)........       6,690,000        5,030,000        3,270,000
                                                    ------------     ------------     ------------
  Income before income taxes....................      91,840,000       83,500,000       63,870,000
Income taxes....................................      35,820,000       33,400,000       25,870,000
                                                    ------------     ------------     ------------
  Net income....................................   $  56,020,000    $  50,100,000    $  38,000,000
                                                    ============     ============     ============
Preferred stock dividends, MascoTech, Inc.......                                     $   5,250,000
                                                                                      ============
Earnings available for common stock.............   $  56,020,000    $  50,100,000    $  32,750,000
                                                    ============     ============     ============
Earnings per common share:
                                                           $1.51            $1.35            $1.05
  Primary.......................................    ============     ============     ============
                                                           $1.42            $1.28            $1.01
  Fully diluted.................................    ============     ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1995            1994
                                                                    ------------    ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents......................................   $ 92,390,000    $107,670,000
  Receivables....................................................     71,200,000      64,190,000
  Inventories....................................................     85,490,000      79,560,000
  Other current assets...........................................      2,510,000       3,590,000
                                                                    ------------    ------------
          Total current assets...................................    251,590,000     255,010,000
Property and equipment...........................................    173,700,000     168,380,000
Excess of cost over net assets of acquired companies.............    144,860,000     149,160,000
Other assets.....................................................     46,210,000      42,590,000
                                                                    ------------    ------------
          Total assets...........................................   $616,360,000    $615,140,000
                                                                    ============    ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................   $ 24,390,000    $ 21,590,000
  Other current liabilities......................................     29,740,000      34,650,000
                                                                    ------------    ------------
          Total current liabilities..............................     54,130,000      56,240,000
Deferred income taxes and other..................................     36,360,000      29,700,000
Long-term debt...................................................    187,200,000     238,600,000
                                                                    ------------    ------------
          Total liabilities......................................    277,690,000     324,540,000
                                                                    ------------    ------------
Shareholders' equity:
  Common stock, $.01 par value, authorized 100 million shares,
     outstanding 36.6 million shares.............................        370,000         370,000
  Paid-in capital................................................    155,430,000     155,210,000
  Retained earnings..............................................    185,370,000     136,310,000
  Cumulative translation adjustments.............................     (2,500,000)     (1,290,000)
                                                                    ------------    ------------
          Total shareholders' equity.............................    338,670,000     290,600,000
                                                                    ------------    ------------
          Total liabilities and shareholders' equity.............   $616,360,000    $615,140,000
                                                                    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         1995            1994            1993
                                                     ------------    ------------    -------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income...................................   $ 56,020,000    $ 50,100,000    $  38,000,000
     Adjustments to reconcile net income to net
       cash from operations:
          Depreciation and amortization...........     21,480,000      20,580,000       18,470,000
          Deferred income taxes...................      5,560,000       3,210,000          500,000
          (Increase) decrease in receivables......     (4,670,000)     (7,280,000)      (4,250,000)
          (Increase) decrease in inventories......     (5,930,000)     (2,860,000)      (8,120,000)
          Increase (decrease) in accounts payable
            and accrued liabilities...............     (2,500,000)      5,110,000        3,770,000
          Other, net..............................     (3,710,000)     (1,190,000)       1,730,000
                                                     ------------    ------------    -------------
            Net cash from operations..............     66,250,000      67,670,000       50,100,000
                                                     ------------    ------------    -------------
  INVESTMENTS:
     Capital expenditures.........................    (23,470,000)    (24,310,000)     (26,280,000)
     Acquisitions, net of cash acquired...........                                     (60,280,000)
                                                     ------------    ------------    -------------
            Net cash from (used for)
               investments........................    (23,470,000)    (24,310,000)     (86,560,000)
                                                     ------------    ------------    -------------
  FINANCING:
     Long-term debt:
          Issuance................................                                      60,000,000
          Retirement..............................    (51,470,000)       (330,000)    (115,150,000)
     Issuance of convertible subordinated debt,
       net........................................                                     112,030,000
     Preferred stock dividends paid to MascoTech,
       Inc........................................                                     (12,250,000)
     Common stock dividends paid..................     (6,590,000)     (5,130,000)      (3,170,000)
                                                     ------------    ------------    -------------
            Net cash from (used for) financing....    (58,060,000)     (5,460,000)      41,460,000
                                                     ------------    ------------    -------------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the year................    (15,280,000)     37,900,000        5,000,000
  At beginning of the year........................    107,670,000      69,770,000       64,770,000
                                                     ------------    ------------    -------------
     At end of the year...........................   $ 92,390,000    $107,670,000    $  69,770,000
                                                     ============    ============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TriMas Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to conform with current year presentation.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AFFILIATES

     As of December 31, 1995, MascoTech, Inc.'s common stock ownership in the Company approximated 41.5 percent, and Masco Corporation's common stock ownership approximated 5.3 percent. The Company has a corporate services agreement with Masco Corporation. Under the terms of the agreement, the Company pays a fee to Masco Corporation for various corporate support staff, administrative services, and research and development services. Such fee equals
 .8 percent of the Company's net sales, subject to certain adjustments.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1995, the Company had $79.5 million invested in prime commercial paper of several United States issuers having the highest rating given by one of the two principal rating agencies.

RECEIVABLES

     Receivables are presented net of an allowance for doubtful accounts of $1.5 million and $2.0 million at December 31, 1995 and 1994.

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

DEPRECIATION AND AMORTIZATION

     Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 5 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. The excess of cost over net assets of acquired companies is being amortized using the straight-line method over the periods estimated to be benefited, not exceeding

                               TRIMAS CORPORATION

NOTE 1. ACCOUNTING POLICIES (CONTINUED)
40 years. At December 31, 1995 and 1994, accumulated amortization of the excess of cost over net assets of acquired companies and other intangible assets was $31.3 million and $26.8 million. Amortization expense was $5.0 million, $5.3 million and $4.5 million in 1995, 1994 and 1993.

     As of each balance sheet date management assesses whether there has been an impairment in the value of excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment at December 31, 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of financial instruments classified in the balance sheet as current assets and current liabilities approximate fair values. The fair value of notes receivable, portions of which are classified as both receivables and other assets, based on discounted cash flows using current interest rates approximates the carrying value of $12.0 million at December 31, 1995.

     The carrying amount of borrowings from banks approximates fair value as the floating rates applicable to this debt reflect changes in overall market interest rates. The fair value of the Company's Convertible Subordinated Debentures, based on quoted market prices, was $112.7 million at both December 31, 1995 and 1994, as compared to the carrying value on such dates of $115.0 million.

INCOME TAXES

     The Company has not provided for taxes on $15.5 million of undistributed earnings of foreign subsidiaries at December 31, 1995, because such earnings are generally considered permanently reinvested.

FOREIGN CURRENCY TRANSLATION

     Net assets of the Company's operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments deferred and included as a separate component of shareholders' equity. Revenues and expenses are translated at the average rates of exchange during the period.

EARNINGS PER COMMON SHARE

     Primary earnings per common share in 1995, 1994 and 1993 were calculated on the basis of 37.0 million, 37.0 million and 31.1 million weighted average common and common equivalent shares outstanding. Fully diluted earnings per common share in 1995, 1994 and 1993 were calculated on the basis of 42.1 million, 42.1 million and 39.1 million weighted average common and common equivalent shares outstanding.

NOTE 2. ACQUISITION

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

                               TRIMAS CORPORATION

NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                           (IN THOUSANDS)
                                                                    FOR THE YEARS ENDED DECEMBER
                                                                                 31,
                                                                    -----------------------------
                                                                     1995       1994       1993
                                                                    -------    -------    -------
Interest paid....................................................   $13,560    $12,110    $ 7,470
                                                                    =======    =======    =======
Income taxes paid................................................   $30,690    $30,440    $21,540
                                                                    =======    =======    =======
Significant noncash transactions:
  Common stock dividends declared, payable in subsequent year....   $ 1,830    $ 1,460    $ 1,100
                                                                    =======    =======    =======
  Assumption of liabilities as partial consideration for the
     assets of companies acquired................................                         $ 7,380
                                                                                          =======

NOTE 4. INVENTORIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
Finished goods............................................................   $47,490    $44,860
Work in process...........................................................    14,200     10,440
Raw material..............................................................    23,800     24,260
                                                                             -------    -------
                                                                             $85,490    $79,560
                                                                             =======    =======

NOTE 5. PROPERTY AND EQUIPMENT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1995        1994
                                                                           --------    --------
Cost:
  Land and land improvements............................................   $ 13,380    $ 13,500
  Buildings.............................................................     65,560      63,770
  Machinery and equipment...............................................    211,540     194,380
                                                                           --------    --------
                                                                            290,480     271,650
Less accumulated depreciation...........................................    116,780     103,270
                                                                           --------    --------
                                                                           $173,700    $168,380
                                                                           ========    ========

     Depreciation expense was $16.4 million, $15.2 million and $13.9 million in 1995, 1994 and 1993.

                               TRIMAS CORPORATION

NOTE 6. OTHER CURRENT LIABILITIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
Employee wages and benefits...............................................   $16,010    $15,320
Interest..................................................................     2,820      3,180
Property taxes............................................................     1,890      2,330
Dividends.................................................................     1,830      1,460
Current income taxes......................................................     1,080      1,540
Other.....................................................................     6,110     10,820
                                                                             -------    -------
                                                                             $29,740    $34,650
                                                                             =======    =======

NOTE 7. LONG-TERM DEBT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1995        1994
                                                                           --------    --------
Borrowings from banks...................................................   $ 72,000    $122,000
5% Convertible Subordinated Debentures Due 2003.........................    115,000     115,000
Other...................................................................        410       1,880
                                                                           --------    --------
                                                                            187,410     238,880
Less current maturities.................................................        210         280
                                                                           --------    --------
                                                                           $187,200    $238,600
                                                                           ========    ========

     Borrowings from banks are owing under the Company's $350.0 million revolving credit facility, maturing in 2000, with a group of domestic and international banks. During 1995 the Company repaid $50.0 million of these borrowings which were originally incurred to finance prior acquisitions. The facility permits the Company to borrow under several different interest rate options. At December 31, 1995, the blended interest rate on these borrowings equaled 6.1 percent. The facility contains certain restrictive covenants, the most restrictive of which, at December 31, 1995, required $239.4 million of shareholders' equity. The Company had available credit of $278.0 million under its revolving credit facility at December 31, 1995.

     The 5% Convertible Subordinated Debentures are convertible into Company common stock at $22 5/8 per share, subject to adjustment for certain events. The Debentures are redeemable, at a premium, at the Company's option after August 1, 1996.

                               TRIMAS CORPORATION

NOTE 8. SHAREHOLDERS' EQUITY

                                                                 (IN THOUSANDS)
                                                                                    CUMULATIVE
                                     PREFERRED    COMMON    PAID-IN     RETAINED    TRANSLATION
                                       STOCK      STOCK     CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                                     ---------    ------    --------    --------    -----------    --------
Balance, January 1, 1993..........     $  70       $140     $153,740    $ 62,500      $(1,010)     $215,440
  Net income......................                                        38,000                     38,000
  Common stock distribution.......                  150         (150)
  Common stock dividends..........                                        (3,550)                    (3,550)
  Preferred stock dividends.......                                        (5,250)                    (5,250)
  Preferred stock conversion......       (70)        80          (10)
  Other...........................                               610                     (400)          210
                                         ---       ----     --------    --------      -------      --------
Balance, December 31, 1993........       -0-        370      154,190      91,700       (1,410)      244,850
  Net income......................                                        50,100                     50,100
  Common stock dividends..........                                        (5,490)                    (5,490)
  Other...........................                             1,020                      120         1,140
                                         ---       ----     --------    --------      -------      --------
Balance, December 31, 1994........       -0-        370      155,210     136,310       (1,290)      290,600
  Net income......................                                        56,020                     56,020
  Common stock dividends..........                                        (6,960)                    (6,960)
  Other...........................                               220                   (1,210)         (990)
                                         ---       ----     --------    --------      -------      --------
Balance, December 31, 1995........     $ -0-       $370     $155,430    $185,370      $(2,500)     $338,670
                                         ===       ====     ========    ========      =======      ========

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

     On the basis of amounts paid (declared), cash dividends per common share were $.18 ($.19) in 1995, $.14 ($.15) in 1994 and $.11 ($.115) in 1993.

                               TRIMAS CORPORATION

NOTE 9. STOCK OPTIONS AND AWARDS

     At the Company's Annual Meeting held in May 1995 stockholders approved the TriMas Corporation 1995 Long Term Stock Incentive Plan which replaced the Company's 1988 Restricted Stock Incentive Plan and its 1988 Stock Option Plan. Company common stock available for grant under the 1995 plan includes the 2,000,000 shares initially established, plus additional shares resulting from certain reacquisitions of shares by the Company.

     For the three years ended December 31, 1995, stock option data pertaining to stock option plans for key employees of the Company are as follows (option prices are the fair market value at the dates of grant):

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                    1995            1994           1993
                                                              ---------------  -------------  -------------
Options outstanding, January 1.............................           594,200        604,000        606,000
Options granted............................................             4,864
  Option price per share...................................   $19 3/4-$23 1/2
Options exercised..........................................            23,000          9,800          2,000
  Option price per share...................................            $8 7/8         $8 7/8         $8 7/8
Options outstanding, December 31...........................           576,064        594,200        604,000
  Option price per share...................................    $7 1/2-$23 1/2  $7 1/2-$8 7/8  $7 1/2-$8 7/8
Exercisable, December 31...................................           260,464        218,000        167,200

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards of Company common stock, net, for 290,588 shares in 1995, 88,118 shares in 1994 and 129,212 shares in 1993, to key employees of the Company. The unamortized costs of incentive awards, aggregating $12.7 million at December 31, 1995, are being amortized over the ten year vesting periods.

     At December 31, 1995 and 1994, a combined total of 2,055,803 and 331,826 shares of Company common stock were available for the granting of options and incentive awards under the aforementioned plans.

                               TRIMAS CORPORATION

NOTE 10. RETIREMENT PLANS

     The Company has noncontributory retirement benefit plans, both defined benefit and profit-sharing plans, and other defined contribution plans for most of its employees.

     The annual expense for all plans was:

                                                                            (IN THOUSANDS)
                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                    1995         1994         1993
                                                                   ------       ------       ------
Defined contribution plans.......................................  $3,470       $3,320       $2,300
Defined benefit plans............................................   1,690          890          500
                                                                   ------       ------       ------
                                                                   $5,160       $4,210       $2,800
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

     Net periodic pension cost of defined benefit plans includes the following components:

                                                                          (IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1995        1994         1993
                                                                -------      -------      -------
Service cost..................................................  $ 2,000      $ 2,490      $ 2,030
Interest cost.................................................    3,570        3,310        2,920
Actual (return)/loss on assets................................   (5,360)       1,820       (5,900)
Net amortization and deferral.................................    1,480       (6,730)       1,450
                                                                -------      -------      -------
                                                                $ 1,690      $   890      $   500
                                                                =======      =======      =======

     Weighted average rate assumptions used were as follows:

                                                                     1995      1994      1993
                                                                     -----     -----     -----
Discount rate......................................................   7.3%      8.5%      7.0%
Rate of increase in compensation levels............................   5.1%      5.1%      5.1%
Expected long-term rate of return on plan assets...................  10.7%     12.5%     12.1%

                               TRIMAS CORPORATION

NOTE 10. RETIREMENT PLANS (CONTINUED)
     The following table sets forth the funded status of the defined benefit plans:

                                                                       (IN THOUSANDS)
                                                                      AT DECEMBER 31,
                                                  --------------------------------------------------------
                                                             1995                          1994
                                                  --------------------------    --------------------------
                                                     PLANS          PLANS          PLANS          PLANS
                                                     WHERE          WHERE          WHERE          WHERE
                                                    ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                    EXCEED        BENEFITS        EXCEED        BENEFITS
                                                  ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                   BENEFITS        ASSETS        BENEFITS        ASSETS
                                                  -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation....................     $30,680        $11,530        $23,460        $ 8,170
                                                    =======        =======        =======        =======
  Accumulated benefit obligation...............     $31,000        $12,960        $23,860        $ 9,540
                                                    =======        =======        =======        =======
  Projected benefit obligation.................     $39,900        $13,980        $30,840        $10,310
Plan assets at fair value......................      33,640          7,790         30,390          7,310
                                                    -------        -------        -------        -------
Projected benefit obligation (in excess of) or
  less than plan assets........................      (6,260)        (6,190)          (450)        (3,000)
Unrecognized net (asset) or obligation.........      (1,160)           420         (1,340)           440
Unrecognized prior service cost................         440          1,670            480          1,750
Unrecognized net (gain) or loss................       7,910          3,230          2,910            810
Requirement to recognize minimum liability.....                     (4,300)                       (2,350)
                                                    -------        -------        -------        -------
     Prepaid pension cost or (pension
       liability)..............................     $   930        $(5,170)       $ 1,600        $(2,350)
                                                    =======        =======        =======        =======

     The Company provides postretirement health care and life insurance benefits for certain eligible retired employees under unfunded plans. Some of the plans have cost-sharing provisions. Net periodic postretirement benefit costs during 1995, 1994 and 1993 were $.8 million, $.8 million and $1.0 million.

     The aggregate accumulated postretirement benefit obligation of these unfunded plans was $7.1 million and $5.4 million at December 31, 1995 and 1994. The discount rates used in determining the accumulated postretirement benefit obligations and the net periodic postretirement benefit costs were 7.3 percent,
8.5 percent and 7.0 percent in 1995, 1994 and 1993. The assumed health care cost trend rate in 1995 was 12.0 percent, decreasing to an ultimate rate in the years subsequent to 2000 of seven percent. A one percent increase in the assumed health care cost trend rates would have increased the net periodic postretirement benefit cost by $.1 million during 1995 and would have increased the accumulated postretirement benefit obligation at December 31, 1995, by $.9 million. The Company is amortizing the unrecognized transition accumulated postretirement benefit obligation and subsequent plan net gains and losses in accordance with Statement of Financial Accounting Standards No. 106. The accrued postretirement benefit obligation was $3.1 million and $2.8 million at December 31, 1995 and 1994.

                               TRIMAS CORPORATION

NOTE 11. BUSINESS SEGMENT INFORMATION

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

          Corporate assets consist primarily of cash and cash equivalents.

                               TRIMAS CORPORATION

NOTE 11. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                       (IN THOUSANDS)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
NET SALES
  Specialty Fasteners..................................     $141,050      $138,720      $122,740
  Towing Systems.......................................      175,000       163,130       139,790
  Specialty Container Products.........................      165,670       163,880       118,970
  Corporate Companies..................................       71,770        69,750        61,730
                                                            --------      --------      --------
     Total net sales...................................     $553,490      $535,480      $443,230
                                                            ========      ========      ========
OPERATING PROFIT
  Specialty Fasteners..................................     $ 27,290      $ 24,280      $ 19,250
  Towing Systems.......................................       31,080        25,660        22,150
  Specialty Container Products.........................       39,040        39,060        28,820
  Corporate Companies..................................        8,420         9,850         7,110
                                                            --------      --------      --------
     Total operating profit............................      105,830        98,850        77,330
Other income (expense), net............................       (6,840)       (7,900)       (6,150)
General corporate expense..............................       (7,150)       (7,450)       (7,310)
                                                            --------      --------      --------
     Income before income taxes........................     $ 91,840      $ 83,500      $ 63,870
                                                            ========      ========      ========
IDENTIFIABLE ASSETS AT DECEMBER 31
  Specialty Fasteners..................................     $146,200      $137,190      $131,110
  Towing Systems.......................................      151,160       148,890       142,340
  Specialty Container Products.........................      149,790       150,360       144,890
  Corporate Companies..................................       56,230        55,210        53,060
  Corporate............................................      112,980       123,490        92,730
                                                            --------      --------      --------
     Total assets......................................     $616,360      $615,140      $564,130
                                                            ========      ========      ========
CAPITAL EXPENDITURES
  Specialty Fasteners..................................     $ 10,840      $  9,140      $  9,170
  Towing Systems.......................................        4,790         6,720         7,930
  Specialty Container Products.........................        5,780         5,420        14,870
  Corporate Companies..................................        2,030         3,000         1,320
  Corporate............................................           30            30            20
                                                            --------      --------      --------
     Total capital expenditures........................     $ 23,470      $ 24,310      $ 33,310(A)
                                                            ========      ========      ========
DEPRECIATION AND AMORTIZATION
  Specialty Fasteners..................................     $  7,230      $  6,970      $  6,490
  Towing Systems.......................................        5,610         5,390         5,250
  Specialty Container Products.........................        6,140         5,790         4,410
  Corporate Companies..................................        2,430         2,360         2,240
  Corporate............................................           70            70            80
                                                            --------      --------      --------
     Total depreciation and amortization...............     $ 21,480      $ 20,580      $ 18,470
                                                            ========      ========      ========

Operations are located principally in the United States.

Export sales equaled less than ten percent of total sales for each of the three years presented.

(A) Including $7.0 million from a business acquired.

                               TRIMAS CORPORATION

NOTE 12. INCOME TAXES

                                                                            (IN THOUSANDS)
                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                   1995         1994        1993
                                                                  -------      -------     --------
Income before income taxes:
  Domestic.....................................................   $86,900      $79,040      $60,630
  Foreign......................................................     4,940        4,460        3,240
                                                                  -------      -------      -------
                                                                  $91,840      $83,500      $63,870
                                                                  =======      =======      =======
Provision for income taxes:
  Federal......................................................   $23,810      $24,240      $20,980
  State and local..............................................     4,460        4,100        2,870
  Foreign......................................................     1,990        1,850        1,520
  Deferred, principally federal................................     5,560        3,210          500
                                                                  -------      -------      -------
                                                                  $35,820      $33,400      $25,870
                                                                  =======      =======      =======

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate:

                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                   1995       1994       1993
                                                                   -----      -----      -----
U.S. federal statutory tax rate.................................   35.0%      35.0%      35.0%
State and local taxes, net of federal tax benefit...............    3.1        3.2        2.9
Foreign taxes in excess of U.S. federal tax rate................     .3         .3         .6
Nondeductible amortization of excess of cost over net assets of
  acquired companies............................................     .7         .8        1.7
Other, net......................................................    (.1)        .7         .3
                                                                   ----       -- --      -- --

     Effective tax rate.........................................   39.0%      40.0%      40.5%
                                                                   ====       ====       ====


     Items that gave rise to deferred taxes:

                                                                         (IN THOUSANDS)
                                                                        AT DECEMBER 31,
                                                  ------------------------------------------------------------
                                                              1995                            1994
                                                  ----------------------------    ----------------------------
                                                  DEFERRED TAX    DEFERRED TAX    DEFERRED TAX    DEFERRED TAX
                                                     ASSETS       LIABILITIES        ASSETS       LIABILITIES
                                                  ------------    ------------    ------------    ------------
Property and equipment.........................                     $ 21,040                        $ 19,620
Intangible assets..............................                        3,840                           2,600
Inventory......................................      $1,080                          $  740
Other..........................................       2,110            4,600          5,500            4,520
                                                     ------         --------         ------         --------
                                                     $3,190         $ 29,480         $6,240         $ 26,740
                                                     ======         ========         ======         ========

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 13. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                      QUARTERS ENDED
                                                       ---------------------------------------------
                                                       DECEMBER    SEPTEMBER      JUNE       MARCH
                                                         31ST        30TH         30TH        31ST
                                                       --------    ---------    --------    --------
1995:
  Net sales.........................................   $122,090    $ 131,880    $151,920    $147,600
  Gross profit......................................   $ 41,370    $  42,520    $ 50,530    $ 47,600
  Net income........................................   $ 12,800    $  13,220    $ 16,560    $ 13,440
  Primary earnings per common share.................       $.35         $.36        $.45        $.36
  Fully diluted earnings per common share...........       $.33         $.34        $.42        $.34
  Weighted average common and common equivalent
     shares outstanding:
       Primary......................................     36,978       36,998      37,001      36,996
       Fully diluted................................     42,061       42,080      42,088      42,090
1994:
  Net sales.........................................   $120,490    $ 133,590    $146,940    $134,460
  Gross profit......................................   $ 39,800    $  43,580    $ 49,320    $ 41,260
  Net income........................................   $ 11,960    $  12,370    $ 14,940    $ 10,830
  Primary earnings per common share.................       $.32         $.33        $.40        $.29
  Fully diluted earnings per common share...........       $.31         $.32        $.38        $.28
  Weighted average common and common equivalent
     shares outstanding:
       Primary......................................     37,001       37,022      37,038      37,040
       Fully diluted................................     42,084       42,104      42,120      42,123

     Earnings per common share in the fourth quarter of 1995 and 1994 were improved by $.07 and $.06, net, resulting from various year end adjustments to accrual estimates recorded earlier in each year.

     Quarterly earnings per common share amounts for both 1995 and 1994 do not total to the full year amounts due to rounding.

QUARTERLY COMMON STOCK PRICE AND DIVIDEND INFORMATION:

                                                            MARKET PRICE
                               1995                        --------------      DIVIDENDS
                             QUARTER                        HIGH      LOW       DECLARED
          ----------------------------------------------   ------     -----      ---------
          Fourth........................................   $22 1/4  $18 3/8      $ .05
          Third.........................................    25 1/2   20            .05
          Second........................................    24 1/4   20 1/4        .05
          First.........................................    22 3/4   19 5/8        .04

                                                            MARKET PRICE
                               1994                        --------------      DIVIDENDS
                             QUARTER                       HIGH      LOW       DECLARED
          ----------------------------------------------   -----    -----      ---------
          Fourth........................................   $23 5/8  $18 3/8      $ .04
          Third.........................................    24 7/8   21 1/2        .04
          Second........................................    27 1/8   21 5/8        .04
          First.........................................    28 1/2   22 3/4        .03

                               TRIMAS CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

Schedule, as required, for the years ended December 31, 1995, 1994 and 1993:

                                                                                            PAGES
                                                                                            ---
 II.   Valuation and Qualifying Accounts.................................................   F-2

                               TRIMAS CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

            COLUMN A                COLUMN B              COLUMN C              COLUMN D      COLUMN E
          ------------             -----------   --------------------------    ----------    ----------
                                                         ADDITIONS
                                                 --------------------------
                                                   CHARGED        CHARGED
                                   BALANCE AT     (CREDITED)     (CREDITED)                   BALANCE
                                   BEGINNING       TO COST        TO OTHER                     AT END
          DESCRIPTION              OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
          -----------              ----------    ------------    ----------    ----------    ----------
                                                                    (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
     1995.......................   $2,040,000     $  270,000      $ --          $780,000     $1,530,000
                                    =========    ============    ==========    ==========     =========
     1994.......................   $1,800,000     $  620,000      $ --          $380,000     $2,040,000
                                    =========    ============    ==========    ==========     =========
     1993.......................   $1,430,000     $  800,000      $160,000      $590,000     $1,800,000
                                    =========    ============    ==========    ==========     =========
Allowance for doubtful accounts,
  deducted from notes receivable
  in the balance sheet:
     1995.......................   $  650,000     $ (300,000)     $ --          $ --         $  350,000
                                    =========    ============    ==========    ==========     =========
     1994.......................   $  650,000     $  --           $ --          $ --         $  650,000
                                    =========    ============    ==========    ==========     =========
     1993.......................   $  650,000     $  --           $ --          $ --         $  650,000
                                    =========    ============    ==========    ==========     =========

Notes:

(A) Allowance of companies acquired, and other adjustments, net.

(B) Doubtful accounts charged off, less recoveries.

                                 EXHIBIT INDEX

 EXHIBIT                                                                                    PAGE
 NUMBER                                    DESCRIPTION                                       NO.
---------                                  -----------                                      -----
3.i         Restated Certificate of Incorporation of MascoTech, Inc. and amendments thereto.(1)

3.ii        Bylaws of MascoTech, Inc., as amended.(6)

4.a.i       Indenture dated as of November 1, 1986 between Masco Industries, Inc.
            (now known as MascoTech, Inc.) and Morgan Guaranty Trust Company of New
            York, as Trustee, and Directors' resolutions establishing the Company's
            4 1/2% Convertible Subordinated Debentures Due 2003.(3)

4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee dated as of
            August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of
            New York and The First National Bank of Chicago.(2)

4.a.iii     Supplemental Indenture dated as August 5, 1994 between MascoTech, Inc.
            and The First National Bank of Chicago, as trustee.(2)

4.b         Credit Agreement dated as of September 2, 1993 by and among MascoTech,
            Inc., the banks party thereto, NBD Bank, N.A. (now known as NBD Bank), as
            Agent, and Comerica Bank, The Bank of New York, The First National Bank
            of Chicago, Morgan Guaranty Trust Company of New York and NationsBank of
            North Carolina, N.A., as Co-Agents(5), First Amendment thereto dated as of June 29, 1994(2), Second Amendment thereto dated as of December 21,
            1994 and Third Amendment thereto dated as of September 28, 1995.

4.c         Indenture dated as of August 1, 1993 between TriMas Corporation and
            Continental Bank, National Association (the Corporate Trust and Agency
            Business of which is now known as First Trust of Illinois), as Trustee, and Directors' resolutions establishing TriMas Corporation's 5%
            Convertible Subordinated Debentures Due 2003.(1)

4.d         Credit Agreement dated February 1, 1993 among TriMas Corporation, Certain
            Banks and NationsBank of North Carolina, N.A., as Agent(7), and First
            Amendment dated June 30, 1995.

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

10.a        Assumption and Indemnification Agreement dated as of May 1, 1984 between
            Masco Industries, Inc. (now known as MascoTech, Inc.) and Masco
            Corporation.

10.b        Corporate Services Agreement dated as of January 1, 1987 between Masco
            Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation.(7)

10.c        Corporate Opportunities Agreement dated as of May 1, 1984 between Masco
            Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation.

10.d        Stock Repurchase Agreement dated as of May 1, 1984 between Masco
            Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation and related forfeiture letter dated September 20, 1985, Amendment to Stock
            Repurchase Agreement dated as of December 20, 1990 and Agreement dated as of November 23, 1993 including an amendment to Stock Repurchase
            Agreement.(3)

NOTE: Exhibits 10.e through 10.p constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.

10.e        MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated December 6,
            1995).

10.f        MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December
            6, 1995).

10.g        MascoTech, Inc. 1984 Stock Option Plan (Restated December 6, 1995).

 EXHIBIT                                                                                    PAGE
 NUMBER                                    DESCRIPTION                                       NO.
---------                                  -----------                                      ----
10.h        Masco Corporation 1991 Long Term Stock Incentive Plan. (Restated December
            6, 1995).

10.i        Masco Corporation 1988 Restricted Stock Incentive Plan (Restated December
            6, 1995).

10.j        Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).

10.k        Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
            (Restated December 6, 1995).

10.l        Masco Corporation 1984 Stock Option Plan (Restated December 6, 1995).

10.m        Masco Corporation Restricted Stock Incentive Plan (Restated December 6,
            1995).

10.n        MascoTech, Inc. Supplemental Executive Retirement and Disability Plan.(1)

10.o        MascoTech, Inc. Benefits Restoration Plan.(1)

10.p        Form of Agreement dated June 29, 1989 between Masco Industries, Inc. (now known as MascoTech, Inc.) and certain of its officers.(1)

10.q        Assumption and Indemnification Agreement dated as of December 27, 1988 between Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas
            Corporation.(7)

10.r        Corporate Opportunities Agreement dated as of December 27, 1988 among
            Masco Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation.(7)

10.s        Stock Repurchase Agreement dated as of December 27, 1988 among Masco
            Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and
            TriMas Corporation.(7)

10.t        Registration Agreement dated as of December 27, 1988 among Masco
            Industries, Inc.(now known as MascoTech, Inc.), Masco Corporation and
            TriMas Corporation together with Amendment to Registration Agreement dated as of January 5, 1993(6) and amendment dated as of May 26, 1994.(1)

10.u        Stock Purchase Agreement between Masco Corporation and Masco Industries,
            Inc. (now known as MascoTech, Inc.) dated as of December 23, 1991
            (regarding Masco Capital Corporation).(8)

10.v        Amended and Restated Securities Purchase Agreement dated as of November
            23, 1993 between MascoTech, Inc. and Masco Corporation, including form of
            Note.(4)

10.w        Registration Agreement dated as of March 31, 1993 between Masco
            Industries, Inc. (now known as MascoTech, Inc.) and Masco Corporation.(1)

11          Computation of Earnings (Loss) Per Common Share.

12          Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
            Stock Dividends.

21          List of Subsidiaries.

23.a        Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s
            Financial Statements and Financial Statement Schedule.

23.b        Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's
            Financial Statements and Financial Statement Schedule.

27          Financial Data Schedule.

---------------
     (1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

     (2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     (3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

     (4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

     (5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     (6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated June 22, 1993.

     (7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992.

     (8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991.