Form 10-Q
period 1996-03-31
MASCOTECH INC
filed 1996-05-15
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarterly Period Ended March 31, 1996
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   April 30, 1996

Common stock, par value $1 per share                     55,210,000

                                 MASCOTECH, INC.

                                      INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              March 31, 1996 and December 31, 1995           1

           Consolidated Condensed Statement of Income
              for the Three Months Ended
              March 31, 1996 and 1995                        2

           Consolidated Condensed Statement of
              Cash Flows for the Three Months
              Ended March 31, 1996 and 1995                  3

           Notes to Consolidated Condensed Financial
              Statements                                    4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     6

Part II. Other Information and Signature                    7-8

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 MASCOTECH, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      March 31, 1996 and December 31, 1995
                             (Dollars in thousands)

                                               March 31,       December 31,
    ASSETS                                       1996             1995
Current assets:
    Cash and cash investments                 $    6,280       $   16,380
    Marketable securities                          4,120            4,120
    Receivables                                  215,880          216,490
    Inventories                                   97,900           94,420
    Deferred and refundable income taxes          50,110           51,300
    Prepaid expenses and other assets             18,600           21,630
    Net current assets of businesses held
      for disposition                             24,850           62,410
              Total current assets               417,740          466,750

Equity and other investments in affiliates       240,820          237,530
Property and equipment, net                      466,980          466,450
Excess of cost over net assets of acquired
  companies                                      117,790          115,750
Notes receivable and other assets                 48,650           47,780
Net non-current assets of businesses held
  for disposition                                 21,290          104,510
              Total assets                    $1,313,270       $1,438,770

    LIABILITIES
Current liabilities:
    Accounts payable                          $   91,410       $   99,710
    Accrued liabilities                           94,280           82,400
    Current portion of long-term debt              5,360            5,150
              Total current liabilities          191,050          187,260

Long-term debt                                   557,790          701,910
Deferred income taxes and other long-term
  liabilities                                    138,400          134,420
              Total liabilities                  887,240        1,023,590

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million         10,800           10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 55.4 million
    and 55.5 million                              55,390           55,520
Paid-in capital                                  304,850          307,910
Retained earnings                                 49,560           32,380
Cumulative translation adjustments                 5,430            8,570
              Total shareholders' equity         426,030          415,180
              Total liabilities and
                shareholders' equity          $1,313,270       $1,438,770

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
               For the Three Months Ended March 31, 1996 and 1995
                 (Dollars in thousands except per share amounts)

                                                  Three Months Ended March 31
                                                     1996             1995

      Net sales                                   $ 373,920       $  445,010

      Cost of sales                                (312,480)        (368,550)
      Selling, general and
        administrative expenses                     (37,530)         (46,390)
      Charge for disposition of
        businesses, net                              (2,000)          (1,500)
      Operating profit                               21,910           28,570

      Other income (expense), net:
         Interest expense                            (7,930)         (14,690)
         Equity and interest income
           from affiliates                            6,650            7,050
         Other income (expense), net                 (2,740)           1,990
                                                     (4,020)          (5,650)
      Income before income taxes and
         cumulative effect of accounting
         change, net                                 17,890           22,920
      Income taxes                                    7,150            9,460
      Income before cumulative effect of
         accounting change, net                      10,740           13,460
      Cumulative effect of accounting change, net    11,700            ---
      Net income                                  $  22,440        $  13,460
      Preferred stock dividends                   $   3,240        $   3,240
      Earnings attributable to
        common stock                              $  19,200        $  10,220
      Earnings per common and
        common equivalent share:
        Primary:
          Earnings before cumulative effect
            of accounting change, net                 $ .16            $ .18
          Cumulative effect of accounting
            change, net                                 .17              --
          Earnings attributable to common stock       $ .33            $ .18
        Fully diluted:
          Earnings before cumulative effect
            of accounting change, net                 $ .17*           $ .18
          Cumulative effect of accounting
            change, net                                 .15              --
          Earnings attributable to common stock       $ .32            $ .18

       Cash dividends declared                        $ .04            $ --

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.


       *anti-dilutive

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995
                             (Dollars in thousands)

                                                         Three Months Ended
                                                               March 31

                                                         1996          1995
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  22,910      $ 24,720
         (Increase) decrease in inventories              (1,850)        2,840
         (Increase) in receivables                       (3,910)       (7,860)
         Increase (decrease) in accounts payable
            and accrued liabilities                       1,800        (8,640)
         Decrease in marketable securities, net           ---          30,840
         Other, net                                       3,620           500
            Net cash from operating activities           22,570        42,400

     FINANCING:
         Retirement of 10% Notes                          ---        (233,150)
         Payment of other debt                         (145,790)       (8,130)
         Increase in other debt                             720       173,750
         Payment of preferred stock dividends            (3,240)       (3,240)
         Payment of common stock dividends               (2,000)       (1,780)
         Other, net                                      (4,260)       (3,210)
            Net cash (used for) financing
               activities                              (154,570)      (75,760)

     INVESTMENTS:
         Capital expenditures                           (11,780)      (18,900)
         Proceeds from sale of businesses               129,180        28,880
         Acquisition of businesses                       (4,470)      (21,190)
         Receipt of cash from notes receivable            7,600         9,500
         Net assets of businesses held for
            disposition                                    (760)       (5,550)
         Other, net                                       2,130         3,770
            Net cash from (used for) investing
               activities                               121,900        (3,490)

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the three months           (10,100)      (36,850)
     At January 1                                        16,380        61,950
     At March 31                                      $   6,280      $ 25,100


Supplemental Cash Flow Information:

     Net cash paid (refunded) during the period for:

          Interest                                    $   5,420      $ 16,910

          Income taxes                                $    (570)     $ 13,770













               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. In addition, the balance sheet as of March 31, 1996 and December 31, 1995 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses. Certain 1995 amounts have been reclassified to conform to the presentation adopted in calendar 1995.

      Primary earnings per common share were calculated based on 68.2 million and 58.9 million weighted average common and common equivalent shares outstanding for the three months ended March 31, 1996 and 1995, respectively. The convertible preferred stock did not meet the criteria for inclusion as a common stock equivalent in the first quarter of 1995.

      Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Since dilution occurs in the first quarter 1996, earnings per share for income before cumulative accounting change is presented on a fully diluted basis, however, earnings per share on income before cumulative accounting change is anti-dilutive. Fully diluted earnings per common share for the three months ended March 31, 1996 was calculated based on 78.2 million weighted average common shares outstanding. Convertible securities did not have a dilutive effect on earnings per common share for the three months ended March 31, 1995.

B.    Inventories by component are as follows (in thousands):

                                                March 31,    December 31,
                                                  1996           1995

          Finished goods                        $ 19,950       $ 21,120
          Work in process                         38,810         38,480
          Raw materials                           39,140         34,820

                                                $ 97,900       $ 94,420

C. Property and equipment, net reflects accumulated depreciation of $291 million and $281 million as at March 31, 1996 and December 31, 1995, respectively.

D. On April 17, 1996, the Company announced that a letter of intent was signed by the Company and Tower Automotive, Inc. (Tower) regarding Tower's proposed acquisition of the Company's subsidiary, MascoTech Stamping Technologies, Inc. (MSTI). This letter of intent is subject to the execution of a definitive agreement, regulatory approval, and approval by the respective company Boards of Directors. The Company expects to receive initial consideration of approximately $80 million, including approximately $55 million in cash, which will be applied to reduce the Company's indebtedness. The remainder of the proceeds consists principally of Tower common stock and notes. The Company anticipates that this transaction will result in a non-cash after-tax charge of approximately $30 million in the second quarter of 1996. The Company may receive additional consideration, contingent upon the future earnings of MSTI over the next three years, which if entirely earned, would substantially offset the $30 million loss.

E. The liability for accrued exit costs approximated $18 million at March 31, 1996 and December 31, 1995, respectively. In the first quarter of 1996, $2 million of exit costs were charged against earnings.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (concluded)

F. The Company was required to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held for disposition be reported at the lower of carrying value at date of decision to dispose or fair value less cost to sell. The Company determined that the estimated proceeds of the businesses held for sale at January 1, 1996 exceeded the carrying value for such assets, and accordingly, has recorded income, classified as a cumulative effect of accounting change, in the amount of $11.7 million after-tax to reflect the impact of adopting SFAS 121.

G. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 41 percent at March 31, 1996 and March 31, 1995, respectively. Intercompany transactions have been eliminated.
      Approximate combined condensed financial data are as follows (in thousands):

                                                           March 31
                                                      1996           1995

           Current assets                         $   687,630     $  813,100
           Current liabilities                       (250,150)      (261,510)
             Working capital                          437,480        551,590
           Property and equipment, net                642,300        581,690
           Excess of cost over net
             assets of acquired companies             201,160        198,580
           Other assets                               270,380        437,460
           Long-term debt                            (744,830)    (1,040,430)
           Deferred income taxes and
             other long-term liabilities             (175,190)      (129,000)
           Equity of the other shareholders
             of TriMas                               (205,270)      (176,300)
             Equity of shareholders of
               MascoTech                          $   426,030     $  423,590

           Net sales                              $   520,440     $  591,770

           Operating profit                       $    46,380     $   53,040

           Cumulative effect of accounting change $    11,700     $    ---

           Net income                             $    22,440     $   13,460

           Earnings attributable to
             common stock                         $    19,200     $   10,220

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales for the first quarter ended March 31, 1996 declined to $374 million from $445 million in 1995, reflecting the disposition of certain businesses as part of the Company's previously announced restructuring plan. Sales of the Company's core transportation-related businesses, which approximated $331 million, increased 7 percent in the first quarter of 1996 as compared with the prior year quarter, while sales of the Company's businesses held for sale or sold decreased 69 percent from the comparable period in 1995.

      Income after preferred stock dividends and before the cumulative effect of an accounting change in the first quarter of 1996 was $ 7.5 million or $.16 per common share, compared with $10.2 million or $.18 per common share in the comparable period in 1995. First quarter 1996 income after preferred stock dividends and the accounting change was $19.2 million or $.32 per common share on a fully diluted basis.

      Operating profit for the Company's core businesses before general corporate expense and charge on disposition of businesses, net was approximately $34 million and $36 million for the quarters ended March 31, 1996 and 1995, respectively. Non-core businesses had an operating loss before general corporate expense and charge on disposition of businesses, net, of approximately $5 million and $1 million for the quarters ended March 31, 1996 and 1995, respectively. First quarter 1996 operating performance was negatively impacted by the operating results and other costs related to the businesses the Company plans to dispose and by the 17-day strike at General Motors, one of the Company's major customers. First quarter 1996 results benefitted from reduced interest expense as proceeds from the divestiture of businesses were applied to reduce the Company's indebtedness.

      In December 1994, the Company announced the planned disposition of a number of businesses, including its Architectural Products, Defense and certain of its transportation-related businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. To date, the Company has disposed of certain of such businesses for proceeds (including related tax benefits) aggregating approximately $315 million. The Company expects that the divestiture of the remaining businesses held for sale will be completed by mid-1996 for additional proceeds (including related tax benefits) approximating $85 million. At March 31, 1996 the net assets of businesses held for sale decreased by $121 million as compared to December 31, 1995 as a result of the disposition of such businesses and from the reduction of assets employed in these businesses through operating activity and asset sales.

      On April 17, 1996, the Company announced that a letter of intent was signed by the Company and Tower Automotive, Inc. (Tower) regarding Tower's proposed acquisition of the Company's subsidiary, MascoTech Stamping Technologies, Inc. (MSTI). This letter of intent is subject to the execution of a definitive agreement, regulatory approval, and approval by the respective company Boards of Directors. The Company expects to receive initial consideration of approximately $80 million, including approximately $55 million in cash, which will be applied to reduce the Company's indebtedness. The remainder of the proceeds consists principally of Tower common stock and notes. The Company anticipates that this transaction will result in a non-cash after-tax charge of approximately $30 million in the second quarter of 1996 and will result in a net loss for the quarter. The Company may receive additional consideration, contingent upon the future earnings of MSTI over the next three years, which if entirely earned, would substantially offset the $30 million loss.

      The Company paid a cash dividend of $.04 per common share in the first quarter of 1996 and the Board of Directors declared a dividend of $.04 per common share on April 2, 1996 payable on May 13, 1996.

      Additional borrowings available under the Company's revolving credit agreement and otherwise, proceeds from the disposition of businesses held for sale and anticipated internal cash flow are expected to provide sufficient liquidity to fund the Company's near-term working capital needs and capital expansion programs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow, revolving credit agreement, the disposition of certain financial assets and, to the extent necessary, future financings in the financial markets. At March 31, 1996, current assets were in excess of two times current liabilities.
                                        6

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

Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits:



         Exhibit 11     Computation of Earnings Per Common Share
                         - Primary and Fully Diluted


         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         Exhibit 27     Financial Data Schedule

         Exhibit 99     Press Release dated April 17, 1996.



        (b) Reports on Form 8-K:


         None.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      May 15, 1996                By:  /s/ Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

                                 MASCOTECH, INC.

                                  EXHIBIT INDEX



Exhibit                                                     Sequential
                                                             Page No.


Exhibit 11        Computation of Earnings Per Common Share
                     - Primary and Fully Diluted                10-11

Exhibit 12        Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock
                     Dividends                                     12

Exhibit 27        Financial Data Schedule                          13

Exhibit 99        Press Release dated April 17, 1996               14