Form 10-Q
period 1996-06-30
MASCOTECH INC
filed 1996-08-14
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended June 30, 1996
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                  July 31, 1996

Common stock, par value $1 per share                     55,100,000

                                  MASCOTECH, INC.

                                       INDEX


                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              June 30, 1996 and December 31, 1995            1

           Consolidated Condensed Statements of Operations
              For the Three and Six Months Ended
              June 30, 1996 and 1995                         2

           Consolidated Condensed Statement of
              Cash Flows for the Six Months
              Ended June 30, 1996 and 1995                   3

           Notes to Consolidated Condensed Financial
              Statements                                    4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    6-7

Part II. Other Information and Signature                    8-9

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                        June 30, 1996 and December 31, 1995
                              (Dollars in thousands)

                                                June 30,       December 31,
    ASSETS                                       1996             1995
Current assets:
    Cash and cash investments                 $   17,450       $   16,380
    Receivables                                  191,900          216,490
    Inventories                                   81,280           94,420
    Deferred and refundable income taxes          11,050           51,300
    Prepaid expenses and other assets             24,690           25,750
    Net current assets of businesses held
      for disposition                             39,190           62,410
              Total current assets               365,560          466,750

Equity and other investments in affiliates       256,510          237,530
Property and equipment, net                      405,300          466,450
Excess of cost over net assets of acquired
  companies                                       70,020          115,750
Notes receivable and other assets                 47,890           47,780
Net non-current assets of businesses held
  for disposition                                 20,720          104,510
              Total assets                    $1,166,000       $1,438,770

    LIABILITIES
Current liabilities:
    Accounts payable                          $   73,160       $   99,710
    Accrued liabilities                           94,220           82,400
    Current portion of long-term debt              2,550            5,150
              Total current liabilities          169,930          187,260

Long-term debt                                   448,740          701,910
Deferred income taxes and other long-term
  liabilities                                    135,600          134,420
              Total liabilities                  754,270        1,023,590

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million         10,800           10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 55.4 million
    and 55.5 million                              55,390           55,520
Paid-in capital                                  304,850          307,910
Retained earnings                                 37,250           32,380
Cumulative translation adjustments                 3,440            8,570
              Total shareholders' equity         411,730          415,180
              Total liabilities and
                shareholders' equity          $1,166,000       $1,438,770



                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended June 30, 1996 and 1995
                  (Dollars in thousands except per share amounts)

                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                     1996        1995        1996      1995

Net sales                         $ 345,060   $ 439,290    $ 718,980  $ 884,300
Cost of sales                      (287,130)   (370,040)    (599,610)  (738,590)
Selling, general and
  administrative expenses          (33,830)    (46,890)      (71,360)   (93,280)
Charge for disposition of
  businesses, net                   (29,520)     (1,000)     (31,520)    (2,500)
     Operating profit (loss)         (5,420)     21,360       16,490     49,930

Other income (expense), net:
   Interest expense                  (6,840)    (13,110)     (14,760)   (27,800)
   Equity and interest income
     from affiliates                  11,700      11,360      18,340     18,410
   Gain from change in investment of
     equity affiliate                  ---         5,100        ---       5,100
   Other income (expense), net           140         770       (2,600)    2,760
                                       5,000       4,120          980    (1,530)

Income (loss) before income taxes
  and cumulative effect of
  accounting change, net                (420)     25,480       17,470    48,400
Income taxes                           6,240      10,380       13,390    19,840
Income (loss) before cumulative effect
  of accounting change, net           (6,660)     15,100        4,080    28,560
Cumulative effect of accounting
  change, net                           ---         ---        11,700     ---

Net income (loss)                   $  (6,660)  $  15,100   $  15,780 $  28,560

Preferred stock dividends           $   3,240   $   3,240   $   6,480 $   6,480

Earnings (loss) attributable to
  common stock                      $  (9,900)  $  11,860   $   9,300 $  22,080

Earnings (loss) per common and
 common equivalent share:
 Primary:
   Earnings (loss) before cumulative
     effect of accounting change, net   $(.18)      $ .21       $(.04)    $ .39
   Cumulative effect of accounting
     change, net                          --          --          .20       --
   Earnings (loss) attributable to
     common stock                       $(.18)      $ .21       $ .16     $ .39

Cash dividends declared                 $ .04       $ .03       $ .08     $ .03




                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                 MASCOTECH, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  For the Six Months Ended June 30, 1996 and 1995
                              (Dollars in thousands)
                                                          Six Months Ended
                                                               June 30
                                                         1996          1995
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  44,320     $ 40,190
         (Increase) decrease in inventories               7,830       (1,150)
         (Increase) in receivables                       (2,890)      (8,940)
         Increase (decrease) in accounts payable
            and accrued liabilities                      11,140      (25,800)
         Decrease in marketable securities, net           ---         53,230
         Other, net                                      29,720       33,550
            Net cash from operating activities           90,120       91,080

     FINANCING:
         Retirement of Senior Subordinated Notes          ---       (233,150)
         Payment of other debt                         (257,650)     (48,460)
         Increase in other debt                             720      173,750
         Retirement of Company Common Stock              (6,140)      (5,990)
         Payment of preferred stock dividends            (6,480)      (6,480)
         Payment of common stock dividends               (4,430)      (3,550)
         Other, net                                       1,920       (3,170)
            Net cash (used for) financing
               activities                              (272,060)    (127,050)

     INVESTMENTS:
         Capital expenditures                           (19,550)     (35,620)
         Proceeds from sale of businesses               198,020       37,400
         Acquisition of businesses                       (4,470)     (22,810)
         Receipt of cash from notes receivable            8,610        5,160
         Net assets of businesses held
            for disposition                                (820)       7,790
         Other, net                                       1,220       (2,540)
            Net cash from (used for) investing
               activities                               183,010      (10,620)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the six months               1,070      (46,590)
     At January 1                                        16,380       61,950
     At June 30                                       $  17,450    $  15,360

Supplemental Cash Flow Information:
     Net cash paid (refunded) during the period for:
          Interest                                    $   8,680    $  33,470
          Income taxes                                $ (23,150)   $   3,060







                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                  MASCOTECH, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for six months ended June 30, 1996 and 1995. In addition, the balance sheet as of June 30, 1996 and December 31, 1995 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses. Certain 1995 amounts have been reclassified to conform to the presentation adopted in calendar 1995.

      Primary loss per common share was calculated based on 55.4 million weighted average common shares and common equivalent shares outstanding for the three months ended June 30, 1996. Primary earnings per common share was calculated based on 58.7 million weighted average common and common equivalent shares outstanding for the three months ended June
      30, 1995. Primary earnings per common share was calculated based on
      56.6 million and 58.9 million weighted average common shares outstanding for the six months ended June 30, 1996 and 1995, respectively. The convertible preferred stock did not meet the criteria for inclusion as a common stock equivalent for the six months and three months ended June 30, 1996 and 1995. Earnings per common share for the periods ended June 30, 1996 were computed based upon the treasury stock method and, in 1995, the modified treasury stock method, which results in an assumed interest expense reduction and incremental shares based on the assumed conversion of all stock options and warrants.

      Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Convertible securities did not have a dilutive effect on earnings (loss) per common share for the six months and three months ended June 30, 1996 and 1995.

B.    Inventories by component are as follows (in thousands):

                                                June 30,      December 31,
                                                  1996           1995

          Finished goods                        $ 15,810       $ 21,120
          Work in process                         34,280         38,480
          Raw materials                           31,190         34,820

                                                $ 81,280       $ 94,420

C. Property and equipment, net reflects accumulated depreciation of $279 million and $281 million as at June 30, 1996 and December 31, 1995, respectively.

D. On May 31, 1996 the Company completed the previously announced sale of MascoTech Stamping Technologies, Inc. (MSTI), a wholly owned subsidiary, to Tower Automotive, Inc. (Tower) which resulted in a second quarter after-tax loss of approximately $26 million ($.47 per share), including losses of approximately $1 million after-tax ($.03 per share) related to the closure of a MSTI manufacturing facility not included in the sale. MSTI had sales of approximately $190 million in 1995. The Company has received initial consideration of approximately $80 million consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness in the second quarter. The Company may receive additional consideration, contingent upon the future earnings of MSTI over the next three years, which if entirely earned, would substantially offset the loss.

                                  MASCOTECH, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (concluded)

E. The liability for accrued exit costs approximated $18 million at December 31, 1995. During the first six months of 1996, $3 million of exit costs were charged against the accrual. The accrual was further reduced by approximately $4 million to reflect expected reduced future costs, principally employee retirement costs. At June 30, 1996 the accrual was $14 million.

F. The Company was required to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held for disposition be reported at the lower of carrying value at date of decision to dispose or fair value less cost to sell. The Company determined that the estimated proceeds of the businesses held for sale at January 1, 1996 exceeded the carrying value for such assets, and accordingly, has recorded income in the first quarter of 1996, classified as a cumulative effect of accounting change, in the amount of $11.7 million after-tax to reflect the impact of adopting SFAS 121.

G. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 41 percent at June 30, 1996 and June 30, 1995, respectively. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                           June 30
                                                      1996           1995

           Current assets                         $   655,000     $  728,450
           Current liabilities                       (231,320)      (243,330)
             Working capital                          423,680        485,120
           Property and equipment, net                581,320        600,060
           Excess of cost over net
             assets of acquired companies             152,380        198,450
           Other assets                               278,240        468,930
           Long-term debt                            (635,780)    (1,001,860)
           Deferred income taxes and
             other long-term liabilities             (173,550)      (131,620)
           Equity of the other shareholders
             of TriMas                               (214,560)      (184,700)
             Equity of shareholders of
               MascoTech                          $   411,730     $  434,380

           Net sales                              $ 1,024,580     $1,182,130

           Operating profit                       $    71,550     $  103,830

           Cumulative effect of accounting change $    11,700     $    ---

           Net income                             $    15,780     $   28,560

           Earnings attributable to
             common stock                         $     9,300     $   22,080

                                  MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales for the second quarter ended June 30, 1996 declined to $345 million from $439 million in 1995, reflecting the disposition of certain businesses as part of the Company's previously announced restructuring plan. Sales of the Company's remaining core transportation-related businesses, which approximated $279 million, increased nine percent in the second quarter of 1996 as compared with the prior year quarter, while sales of the Company's businesses held for sale or sold decreased 64 percent from the comparable period in 1995.

      Sales for the six month period ended June 30, 1996 decreased 19 percent over the comparable period in 1995, reflecting the disposition of certain businesses as part of the Company's previously announced restructuring plan. Sales of the Company's remaining core transportation-related businesses, which approximated $557 million, increased eight percent compared to the prior year period. Sales of the Company's businesses held for sale or sold, which approximated $162 million, decreased 56 percent from the comparable period in 1995.

      Income after preferred stock dividends and excluding the losses related to the previously announced disposition of MascoTech Stamping Technologies, Inc.
(MSTI) in the second quarter of 1996 would have been approximately $16 million or $.29 per common share, compared with $11.9 million or $.21 per common share in the comparable period in 1995. Including losses related to the disposition of MSTI, second quarter 1996 loss after preferred stock dividends was $9.9 million or $.18 per common share.

      Operating profit for the Company's remaining core businesses before general corporate expense and charge on disposition of businesses, net for the six months and three months ended June 30, 1996 was approximately $69 million and $35 million, respectively, as compared with $65 million and $32 million for the comparable periods in 1995. Businesses held for sale or sold had operating losses before general corporate expense and charge on disposition of businesses, net for the six months and three months ended June 30, 1996 of approximately $9 million and $5 million, respectively, as compared to $3 million and $5 million for the comparable periods in 1995. Second quarter 1996 results benefitted from reduced interest expense as proceeds from the divestiture of businesses were applied to reduce the Company's indebtedness. Second quarter 1995 results include a pre-tax gain of approximately $5 million resulting from the sale of stock by an equity affiliate. The unusual relationship of tax expense to pre-tax amounts in 1996 is the result of a significant portion of the loss on the sale of MSTI not being deductible for tax purposes.

      In December 1994, the Company announced the planned disposition of a number of businesses, including its Architectural Products, Defense and certain of its transportation-related businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. To date, the Company has disposed of certain of such businesses for proceeds (including related tax benefits) aggregating approximately $315 million.
The Company expects that the divestiture of the remaining businesses held for sale will be completed in 1996 for additional proceeds (including related tax benefits) approximating $85 million. At June 30, 1996 the net assets of businesses held for disposition decreased by $107 million as compared to December 31, 1995 as a result of the disposition of such businesses and from the reduction of assets employed in these businesses through operating activity.

      On May 31, 1996 the Company completed the previously announced sale of MSTI, a wholly owned subsidiary, to Tower Automotive, Inc. The disposition of MSTI and the related closure of a MSTI manufacturing facility not included in the sale resulted in after-tax losses of approximately $26 million (or $.47 per share) in the second quarter. The Company has received initial consideration of approximately $80 million consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness in the second quarter. The Company may receive additional consideration, contingent upon the future earnings of MSTI over the next three years, which if entirely earned, would substantially offset the loss.

      The Company paid a cash dividend of $.04 per common share in the second quarter of 1996 and the Board of Directors declared a dividend of $.05 per common share, a 25 percent increase in the quarterly dividend rate, on July 12, 1996 payable on August 12, 1996.

                                  MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(concluded)


      Additional borrowings available under the Company's revolving credit agreement and otherwise, proceeds from the disposition of businesses held for sale and anticipated internal cash flow are expected to provide sufficient liquidity to fund the Company's near-term working capital needs and capital expansion programs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow, revolving credit agreement, the disposition of certain financial assets and, to the extent necessary, future financings in the financial markets. At June 30, 1996, current assets were in excess of two times current liabilities.

                            PART II.  OTHER INFORMATION
                                  MASCOTECH, INC.

Items 1, 2, 3, and 5 are not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on May 21, 1996 at which the three nominees for the Company's Board of Directors identified in the Company's proxy statement dated April 29, 1996 were elected, and the Board of Directors recommendation of Coopers & Lybrand L.L.P. as independent auditors for the Company for the year 1996 was approved. Following is a tabulation of shares voted:

        Election of Directors:

               Peter A. Dow (1)  Roger T. Fridholm   Eugene A. Gargaro, Jr.(1)

        For       55,152,597           55,442,353             54,995,452

        Withheld     814,464              524,708                971,609


        (1) Re-elected




        Ratification of the Selection of Coopers & Lybrand L.L.P. as Independent Auditors for the Company for the Year 1996


        For          55,775,601
        Against          72,779
        Abstain         118,681



Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits:



         Exhibit 11     Computation of Earnings Per Common Share
                         - Primary and Fully Diluted


         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


         Exhibit 27     Financial Data Schedule




        (b) Reports on Form 8-K:


         1. Report on Form 8-K dated June 17, 1996 reporting under Item 2 "Acquisition or Disposition of Assets" and under Item 7 unaudited pro forma consolidated condensed balance sheet as of March 31, 1996 and unaudited pro forma consolidated condensed income statements for the year ended December 31, 1995 and for the three months ended March 31, 1996 for the assumed disposition of MascoTech Stamping Technologies, Inc., a wholly owned subsidiary of the registrant.

                                     SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MASCOTECH, INC.
                                              (Registrant)




Date: August 13, 1996                   By: /s/ Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

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