Form 10-Q
period 1996-09-30
MASCOTECH INC
filed 1996-11-14
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarterly Period Ended September 30, 1996
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                 October 31, 1996

Common stock, par value $1 per share                     36,990,000

                                MASCOTECH, INC.

                                     INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              September 30, 1996 and December 31, 1995       1

           Consolidated Condensed Statements of Income
              For the Three and Nine Months Ended
              September 30, 1996 and 1995                    2

           Consolidated Condensed Statement of
              Cash Flows for the Nine Months
              Ended September 30, 1996 and 1995              3

           Notes to Consolidated Condensed Financial
              Statements                                    4-6

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    7-8

Part II. Other Information and Signature                    9-10

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MASCOTECH, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                   September 30, 1996 and December 31, 1995
                            (Dollars in thousands)

                                             September 30,     December 31,
    ASSETS                                       1996              1995
Current assets:
    Cash and cash investments                 $   48,500       $   16,380
    Receivables                                  192,380          216,490
    Inventories                                   79,240           94,420
    Deferred and refundable income taxes          46,510           51,300
    Prepaid expenses and other assets             45,670           25,750
    Net current assets of businesses held
      for disposition                              ---             62,410
              Total current assets               412,300          466,750

Equity and other investments in affiliates       266,050          237,530
Property and equipment, net                      405,640          466,450
Excess of cost over net assets of acquired
  companies                                       69,430          115,750
Notes receivable and other assets                 85,750           47,780
Net non-current assets of businesses held
  for disposition                                  ---            104,510
              Total assets                    $1,239,170       $1,438,770

    LIABILITIES
Current liabilities:
    Accounts payable                          $   66,320       $   99,710
    Accrued liabilities                          123,020           82,400
    Current portion of long-term debt              2,310            5,150
              Total current liabilities          191,650          187,260

Long-term debt                                   456,160          701,910
Deferred income taxes and other long-term
  liabilities                                    164,350          134,420
              Total liabilities                  812,160        1,023,590

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million         10,800           10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 55.3 million
    and 55.5 million                              55,250           55,520
Paid-in capital                                  303,090          307,910
Retained earnings                                 50,290           32,380
Cumulative translation adjustments                 7,580            8,570
              Total shareholders' equity         427,010          415,180
              Total liabilities and
                shareholders' equity          $1,239,170       $1,438,770



              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                                MASCOTECH, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1996 and 1995
                (Dollars in thousands except per share amounts)

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                  1996        1995          1996         1995


Net sales                      $ 290,790   $ 404,900    $ 1,009,770 $1,289,200
Cost of sales                   (235,210)   (337,850)      (834,820)(1,076,440)
Selling, general and
  administrative expenses        (29,100)    (42,060)      (100,460)  (135,340)
Gains on (charge for)
  disposition of businesses,
  net                              ---         7,790        (31,520)     5,290
     Operating profit             26,480      32,780         42,970     82,710

Other income (expense), net:
   Interest expense               (5,880)    (10,950)       (20,640)   (38,750)
   Equity and interest income
     from affiliates              11,590       5,470         29,930     23,880
   Gain from change in
     investment of equity
     affiliate                    ---         ---            ---         5,100
   Other income (expense), net       280         400         (2,320)     3,160
                                   5,990      (5,080)         6,970     (6,610)

Income before income taxes
  and cumulative effect of
  accounting change, net          32,470      27,700         49,940     76,100
Income taxes                      13,080      11,740         26,470     31,580
Income before cumulative effect
  of accounting change, net       19,390      15,960         23,470     44,520
Cumulative effect of accounting
  change, net                      ---         ---           11,700       ---


Net income                     $  19,390   $  15,960    $    35,170  $   44,520

Preferred stock dividends      $   3,240   $   3,240    $     9,720  $    9,720

Earnings attributable to
  common stock                 $  16,150   $  12,720    $    25,450  $   34,800

Earnings per common and
 common equivalent share:
 Primary:
   Earnings before cumulative
     effect of accounting
     change, net                  $ .28       $ .22           $ .24        $.61
   Cumulative effect of
     accounting change, net        --          --               .21         --
   Earnings attributable to
     common stock                 $ .28       $ .22           $ .45        $.61

Cash dividends declared           $ .05       $ .04           $ .13        $.07




              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                                MASCOTECH, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995
                            (Dollars in thousands)
                                                         Nine Months Ended
                                                           September 30
                                                         1996          1995
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  73,010      $ 68,550
         Decrease (increase) in inventories               8,550        (1,000)
         Decrease (increase) in receivables               1,370       (22,400)
         Increase (decrease) in accounts payable
            and accrued liabilities                      22,340        (9,450)
         (Increase) decrease in marketable
            securities, net                             (14,270)       54,460
         Other, net                                      21,130        31,280
            Net cash from operating activities          112,130       121,440

     FINANCING:
         Retirement of Senior Subordinated Notes          ---        (233,150)
         Payment of other debt                         (251,100)      (40,040)
         Increase in other debt                           1,350       129,900
         Retirement of Company Common Stock              (8,040)       (5,990)
         Payment of preferred stock dividends            (9,720)       (9,720)
         Payment of common stock dividends               (7,540)       (5,910)
         Other, net                                       1,890        (3,110)
            Net cash (used for) financing
               activities                              (273,160)     (168,020)

     INVESTMENTS:
         Capital expenditures                           (28,390)      (61,520)
         Proceeds from sale of businesses               212,100        94,880
         Acquisition of businesses                       (4,470)      (22,810)
         Receipt of cash from notes receivable            9,300         5,360
         Net assets of businesses held
            for disposition                              (1,120)      (14,900)
         Other, net                                       5,730        (2,670)
            Net cash from (used for) investing
               activities                               193,150        (1,660)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the nine months             32,120       (48,240)
     At January 1                                        16,380        61,950
     At September 30                                  $  48,500     $  13,710

Supplemental Cash Flow Information:
     Net cash paid (refunded) during the period for:
          Interest                                    $  19,570     $  40,830
          Income taxes                                $ (18,740)    $   5,460







              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                                MASCOTECH, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for nine months ended September 30, 1996 and 1995. In addition, the balance sheet as of December 31, 1995 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994 and substantially completed in the third quarter of 1996, to dispose of certain businesses.

      Primary earnings per common share was calculated based on 57.0 million and 58.5 million weighted average common shares and common equivalent shares outstanding for the three months ended September 30, 1996 and 1995, respectively. Primary earnings per common share was calculated based on 56.7 million and 58.7 million weighted average common and common equivalent shares outstanding for the nine months ended September 30, 1996 and 1995, respectively. The convertible preferred stock did not meet the criteria for inclusion as a common stock equivalent for the nine months and three months ended September 30, 1996 and 1995.
      Earnings per common share for the periods ended September 30, 1996 were computed based upon the treasury stock method and, in 1995, the modified treasury stock method, which results in an assumed interest expense reduction and incremental shares based on the assumed conversion of all stock options and warrants.

      Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share for the nine months and three months ended September 30, 1996 were calculated based on 57.1 million and 67.0 million weighted average common shares outstanding, respectively. Convertible securities did not have a dilutive effect on earnings per common share for the nine months and three months ended September 30, 1995.

B.    Inventories by component are as follows (in thousands):

                                             September 30,    December 31,
                                                 1996             1995

          Finished goods                       $ 16,820         $ 21,120
          Work in process                        34,470           38,480
          Raw materials                          27,950           34,820

                                               $ 79,240         $ 94,420

C. Property and equipment, net reflects accumulated depreciation of $284 million and $281 million as at September 30, 1996 and December 31, 1995, respectively.

D. In the second quarter of 1996, the Company sold MascoTech Stamping Technologies, Inc. (MSTI), a wholly owned subsidiary, to Tower Automotive, Inc. (Tower) resulting in an after-tax loss of approximately $26 million ($.47 per share), including losses of approximately $1 million after-tax ($.03 per share) related to the closure of a MSTI manufacturing facility not included in the sale. MSTI had sales of approximately $190 million in 1995. The Company has received initial consideration of approximately $80 million consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness. The Company may receive additional consideration, contingent upon the future earnings of MSTI over the next three years, which if entirely earned, would substantially offset the loss.

                                MASCOTECH, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)

E. On October 31, 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock, for cash and notes approximating $266 million. Payment of the note, which approximates $151 million and bears interest at 6.625 percent, is due September 30, 1997 and is payable in cash or at the Company's option partially by transfer of its holdings in its equity affiliate, Emco Corporation. As part of this transaction, Richard A. Manoogian, Chairman of both Masco Corporation and MascoTech, also sold to MascoTech one million shares of MascoTech common stock (at the then current market price) for approximately $13.6 million, payable in cash and notes. The agreement with Masco Corporation also provides for the extension of the existing corporate services and financing commitment agreements between the two companies. The shares and warrants have been retired. The Company received a modification to the terms of its bank credit agreement in order to complete the transaction and expects to arrange a replacement bank credit facility in early 1997.

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

G. The following presents combined supplemental financial data of the Company and TriMas Corporation as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 41 and 42 percent at September 30, 1996 and September 30, 1995, respectively. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                         September 30
                                                      1996           1995
           Current assets                         $   692,940     $  683,870
           Current liabilities                       (262,290)      (244,940)
             Working capital                          430,650        438,930
           Property and equipment, net                585,320        607,470
           Excess of cost over net
             assets of acquired companies             175,300        194,870
           Other assets                               300,720        411,900
           Long-term debt                            (639,710)      (915,220)
           Deferred income taxes and
             other long-term liabilities             (203,680)      (133,060)
           Equity of the other shareholders
             of TriMas                               (221,590)      (191,770)
             Equity of shareholders of
               MascoTech                          $   427,010     $  413,120

           Net sales                              $ 1,463,920     $1,717,850

           Operating profit                       $   122,650     $  159,640

           Cumulative effect of accounting change $    11,700     $    ---

           Net income                             $    35,170     $   44,520
           Earnings attributable to
             common stock                         $    25,450     $   34,800

                                MASCOTECH, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (concluded)

H. In December 1994, the Company announced the planned disposition of a number of businesses, including its Architectural Products, Defense and certain of its transportation-related businesses, as part of its long-term strategic plan to increase the focus of its core operating capabilities. At September 30, 1996, the Company has substantially completed the disposition of such businesses.

I. On November 13, 1996, the Company announced the creation of MSX International, Inc. through the combination of MascoTech's Technical Services Group and APX International (recently acquired by MascoTech) and the agreement to sell the combined companies to an investor group including MascoTech, Citicorp Venture Capital and senior management.

      The sale of MSX International will result in total proceeds to the Company of approximately $150 million, consisting of cash, notes, and the Company's retained equity interest. Net proceeds to the Company will approximate $90 million after taking into account the purchase price for APX and taxes payable in connection with this transaction. This transaction is expected to close in early 1997.

                                MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales for the third quarter ended September 30, 1996 declined to $291 million from $405 million in 1995, reflecting the disposition of certain businesses as part of the Company's previously announced restructuring plan. Sales of the Company's remaining core transportation-related businesses, which approximated $270 million, increased 12 percent in the third quarter of 1996 as compared with the prior year quarter, while sales of the Company's businesses held for sale or sold approximated $21 million.

      Sales for the nine month period ended September 30, 1996 decreased 22 percent over the comparable period in 1995, reflecting the disposition of certain businesses as part of the Company's previously announced restructuring plan. Sales of the Company's remaining core transportation-related businesses, which approximated $827 million, increased nine percent as compared to the prior year period. Sales of the Company's businesses held for sale or sold, which approximated $183 million, decreased 66 percent from the comparable period in 1995.

      Income after preferred stock dividends in the third quarter of 1996 was $16.2 million or $.28 per common share, compared with $12.7 million or $.22 per common share in the comparable period in 1995. Third quarter 1996 results also benefitted from reduced interest expense, as proceeds from the divestiture of businesses were applied to reduce the Company's indebtedness, and from increased equity income from affiliates.

      Operating profit for the Company's remaining core businesses before general corporate expense and gain (charge) on disposition of businesses, net for the nine months and three months ended September 30, 1996 was approximately $106 million and $37 million, respectively, as compared with $92 million and $27 million for the comparable periods in 1995. Businesses held for sale or sold had an operating loss before general corporate expense and gain (charge) on disposition of businesses, net for the nine months ended September 30, 1996 of approximately $15 million as compared to $1 million for the comparable period in 1995. Businesses held for sale or sold had an operating loss before general corporate expense and gain (charge) on disposition of businesses, net for the three month period ended September 30, 1996 of approximately $6 million, as compared to an operating profit of approximately $2 million in the comparable period in 1995. The unusual relationship of tax expense to pre-tax amounts for the nine months ended September 30, 1996 is the result of a significant portion of the loss on the sale of MSTI not being deductible for tax purposes.

      Results for the nine months ended September 30, 1996 include after-tax losses of approximately $26 million in the second quarter from the disposition of MascoTech Stamping Technologies, Inc. and a related plant closure. The core businesses' operating performance for the nine months and three months ended September 30, 1996 was positively impacted by increased volume as compared to 1995. Operating performance in 1995 was negatively impacted by increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs.

      In December 1994, the Company announced the planned disposition of a number of businesses, including its Architectural Products, Defense and certain of its transportation-related businesses, as part of its long-term strategic plan to increase the focus of its core operating capabilities. At September 30, 1996, the Company has substantially completed the disposition of such businesses.

                                MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(concluded)

      On October 31, 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and a warrant to purchase 10 million shares of MascoTech common stock, for cash and notes approximating $266 million. Payment of the note, which approximates $151 million and bears interest at 6.625 percent, is due September 30, 1997 and is payable in cash or at the Company's option partially by transfer of its holdings in its equity affiliate Emco Corporation. As part of this transaction, Richard A. Manoogian, Chairman of both Masco Corporation and MascoTech, also sold to MascoTech one million shares of MascoTech common stock (at the then current market price) for approximately $13.6 million, payable in cash and notes. The agreement with Masco Corporation also provides for the extension of the existing corporate services and financing commitment agreements between the two companies. The shares and warrants have been retired. The Company received a modification to the terms of its bank credit agreement in order to complete the transaction and expects to arrange a replacement bank credit facility in early 1997. Although this transaction results in the additional leverage of MascoTech's balance sheet in the near term, MascoTech believes that the substantial reduction in MascoTech common shares outstanding should enhance the long-term financial returns for MascoTech's shareholders.

      The Company paid a cash dividend of $.05 per common share in the third quarter of 1996 and the Board of Directors declared a dividend of $.05 per common share on September 12, 1996 payable on November 18, 1996.

      Additional borrowings available under the Company's revolving credit agreement and otherwise, tax benefits related to the disposition of businesses held for sale and anticipated internal cash flow are expected to provide sufficient liquidity to fund the Company's near-term working capital needs and capital expansion programs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow, an extended or new bank credit facility, the disposition of certain financial assets and, to the extent necessary, future financings in the financial markets. At September 30, 1996, current assets were in excess of two times current liabilities.

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



Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits:


         Exhibit 11     Computation of Earnings Per Common Share
                         - Primary and Fully Diluted


         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


         Exhibit 27     Financial Data Schedule



        (b) Reports on Form 8-K:

         1. Report on Form 8-K dated November 13, 1996 reporting under Item 2 "Acquisition or Disposition of Assets" and under Item 7 unaudited pro forma consolidated condensed balance sheet as of June 30, 1996 and unaudited pro forma consolidated condensed income statements for the year ended December 31, 1995 and for the six months ended June 30, 1996 for the assumed purchase and retirement of 17 million shares of Company Common Stock and the warrant to purchase 10 million shares of Company Common Stock from Masco Corporation and one million shares of Company Common Stock from Richard A. Manoogian, Chairman of the Board of Masco Corporation and MascoTech, Inc.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      November 14, 1996           By: /s/ TIMOTHY WADHAMS
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

                                MASCOTECH, INC.

                                 EXHIBIT INDEX



Exhibit                                                           Sequential
                                                                   Page No.

Exhibit 11        Computation of Earnings Per Common Share
                  - Primary and Fully Diluted                        12-13

Exhibit 12        Computation of Ratio of Earnings to Combined
                  Fixed Charges and Preferred Stock Dividends          14

Exhibit 27        Financial Data Schedule                              15