Form 10-K405
period 1996-12-31
MASCOTECH INC
filed 1997-03-27
CIK 745448

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-12068

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                              ON WHICH REGISTERED
                -------------------                             ---------------------
COMMON STOCK, $1.00 PAR VALUE                               NEW YORK STOCK EXCHANGE, INC.
$1.20 CONVERTIBLE PREFERRED STOCK                           NEW YORK STOCK EXCHANGE, INC.
4 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003         NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES [X]     NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 28, 1997 (BASED ON THE CLOSING SALE PRICE OF $19 OF THE REGISTRANT'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $489,375,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT FEBRUARY 28, 1997:

          37,123,000 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
================================================================================

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
 1.    Business....................................................    2
 2.    Properties..................................................    6
 3.    Legal Proceedings...........................................    7
 4.    Submission of Matters to a Vote of Security Holders.........    7
       Supplementary Item. Executive Officers of Registrant........    8

                                 PART II
 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................    9
 6.    Selected Financial Data.....................................   10
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   12
 8.    Financial Statements and Supplementary Data.................   17
 9.    Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure....................................   40

                                 PART III
10.    Directors and Executive Officers of the Registrant..........   40
11.    Executive Compensation......................................   40
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   40
13.    Certain Relationships and Related Transactions..............   40

                                 PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   41
       Signatures..................................................   45

                      FINANCIAL STATEMENT SCHEDULES
       MascoTech, Inc. Financial Statement Schedule................  F-1
       TriMas Corporation and Subsidiaries Consolidated Financial
       Statements and Financial Statement Schedule.................  F-3

                                     PART I

ITEM 1. BUSINESS.

     MascoTech, Inc. is a leading supplier of metalworked and aftermarket products for the transportation industry. Sophisticated technology plays a significant role in the Company's businesses and in the design, engineering and manufacturing of many of its products. Products are manufactured utilizing a variety of metalworking and other process technologies. Although published industry statistics are not available, the Company believes that it is a leading independent producer of many of the component parts that it produces using cold, warm or hot forming processes.

     MascoTech was incorporated under the laws of Delaware in 1984 as a wholly-owned subsidiary of Masco Corporation, which in May, 1984 transferred to MascoTech its industrial businesses. The Company became a separate public company in July, 1984 when Masco Corporation distributed shares of Company Common Stock as a special dividend to its stockholders. In late 1996, the Company purchased from Masco Corporation 17 million shares of Company Common Stock and warrants to acquire 10 million shares of Company Common Stock, thereby reducing Masco Corporation's equity ownership from approximately 45 percent to approximately 21 percent of the Company's outstanding Common Stock.

     In June, 1993, the Company changed its name to MascoTech, Inc. from Masco Industries, Inc. to reflect the significance of technology in the design, engineering and manufacturing of many of the Company's products and services. Except as the context otherwise indicates, the terms "MascoTech" and the "Company" refer to MascoTech, Inc. and its consolidated subsidiaries.

     During the last decade, MascoTech pursued diversified growth in the transportation-related, architectural and defense markets. Structural changes in recent years in the markets served by the Company, combined with the growth opportunities and the capital requirements of certain of the Company's Transportation-Related businesses, led the Company to an evaluation of the prospects for all its businesses. This evaluation resulted in the Company's strategic plan to focus on its core operating capabilities and divest certain other businesses. The Company's engine and drivetrain group and aftermarket group constitute the Company's core operating businesses.

     In late 1994, the Company adopted a plan to dispose of its architectural products, defense and certain of its Transportation-Related businesses. The disposition of these businesses was completed in 1996. In addition, in 1996, the Company disposed of its heavy-gauge stamping operations and in early 1997, the Company completed the sale of its engineering and technical services businesses to MSX International, Inc. As part of that transaction, the Company purchased an approximate 45 percent common equity interest in MSX International, Inc. See "Equity Investments -- Other Equity Investments," elsewhere in Item 1 of this Report. The cash portion of the proceeds from the disposition of these businesses has been applied to reduce the Company's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses are included in the results of continuing operations through the date of disposition. Businesses held for sale or sold, including the engineering and technical services businesses and the heavy-gauge stamping operations, had sales of approximately $412 million in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Non-Core Businesses," included in Item 7 of this Report.

                               INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1996, the net sales and operating profit (loss) for the Company's industry segments (including businesses held for sale or sold).

                                                                                 (IN THOUSANDS)
                                                                        NET SALES
                                                           ------------------------------------
                                                              1996         1995       1994(1)
                                                           ----------   ----------   ----------
Transportation-Related Products..........................  $1,151,000   $1,340,000   $1,332,000
Specialty Products:
  Other Industrial.......................................     130,000      338,000      370,000
                                                           ----------   ----------   ----------
                                                           $1,281,000   $1,678,000   $1,702,000
                                                           ==========   ==========   ==========

                                                                OPERATING PROFIT (LOSS)(2)
                                                           ------------------------------------
                                                            1996(3)      1995(4)     1994(1)(5)
                                                           ----------   ----------   ----------
Transportation-Related Products..........................  $   90,000   $  144,000   $  (55,000)
Specialty Products:
  Other Industrial.......................................       1,000       (3,000)    (196,000)
                                                           ----------   ----------   ----------
                                                           $   91,000   $  141,000   $ (251,000)
                                                           ==========   ==========   ==========

     Net sales include the sales of businesses held for sale or sold, including the engineering and technical services businesses and heavy-gauge stamping operations, of approximately $412 million in 1996, $874 million in 1995 and $964 million in 1994. Additional financial information concerning the Company's operations by industry segments as of and for the three years ended December 31, 1996 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

(1) Results exclude the energy segment which is treated as discontinued operations. See the Note to the Company's Consolidated Financial Statements captioned "Dispositions of Operations," included in Item 8 of this Report.

(2) Amounts are before general corporate expense.

(3) Includes a $32 million pre-tax loss principally from the sale of MascoTech Stamping Technologies, Inc. This charge impacted the Company's Transportation-Related Products industry segment.

(4) Includes $25 million in net gains resulting from sales of non-core businesses. These net gains were substantially offset by reductions in the estimated proceeds the Company expected to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million. The net gains (charge) impacts the Company's industry segments as follows: Transportation-Related Products -- $21 million and Specialty Products -- $(2) million. The remaining $(14) million of the net gains (charge) was allocated to General Corporate Expense, which is not included above.

(5) Includes the impact of a pre-tax charge of $400 million for the disposition of businesses. The charge impacts the Company's industry segments for 1994 as follows: Transportation-Related Products -- $196 million and Specialty Products -- $191 million. The remaining $13 million of the charge was allocated to General Corporate Expense, which is not included above.

     The Company manufactures a broad range of semi-finished components, subassemblies and assembled products for the original equipment and aftermarket segments of the global transportation industry. Transportation-Related Products represented approximately 90 percent of 1996 sales. The Company provides components and products for which reliability, quality and certainty of supply are major factors in customers' selection of suppliers.

     The Company's Transportation-Related businesses manufacture engine, drivetrain and aftermarket products. Engine and drivetrain products include semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles and front wheel drive components. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits and other automotive accessories.

     The Company's metalworked products are manufactured using various process technologies, including cold, warm and hot forming, powdered metal forming, value-added machining, tubular steel fabricating and hydroforming. Approximately 50 percent of the Company's 1996 sales of Transportation-Related Products (including businesses held for disposition) resulted from sales of products made using cold, warm or hot metal forming technologies. The Company believes that its metalworking technologies provide cost-competitive, high-performance, quality components required to meet the increasing demands of the automotive and truck markets it serves.

     Approximately 80 percent of the Company's Transportation-Related Products sales in 1996 (including businesses held for disposition) were original equipment automotive products and services. Sales to original equipment manufacturers are made through factory sales personnel and independent sales representatives. During 1996, sales to various divisions and subsidiaries of Ford Motor Company, Chrysler Corporation, General Motors Corporation and New Venture Gear, Inc. accounted for approximately 18 percent, 11 percent, 10 percent and 12 percent, respectively, of the Company's net sales (including businesses held for disposition). Sales to the automotive aftermarket are made primarily to distributors utilizing factory sales personnel. Aftermarket products are sold to companies distributing into the traditional, retail and heavy duty segments of the automotive aftermarket.

     The disposition of the Company's Specialty Products businesses was complete at December 31, 1996. Since the disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes, sales and results of operations for these businesses are included in the Company's continuing operations through the dates of disposition.

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     No material portion of the Company's business is seasonal or has special working capital requirements. The Company does not consider backlog orders to be a material factor in its industry segments. Except as noted above under "Industry Segments," no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. See, however, "Legal Proceedings," included as Item 3 of this Report, for a discussion of certain pending proceedings concerning environmental matters. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has businesses located in Germany, Italy, England and the Czech Republic. Products manufactured by the Company outside of the United States include forged automotive component parts and constant-velocity joints. In early 1997, the Company acquired Neumeyer Fliesspressen GmbH, a manufacturer of extruded products. See the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report for a discussion of the Company's foreign operations and export sales.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

EQUITY INVESTMENTS

     TriMas Corporation

     At December 31, 1996, the Company owned approximately 41 percent of the outstanding common stock of TriMas Corporation ("TriMas"). See the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates," included in Item 8 of this Report. TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets. TriMas manufactures a number of industrial products, including standard and custom-designed ferrous, non-ferrous and special alloy fasteners for the building construction, farm implement, medium and heavy-duty truck, appliance, aerospace, electronics and other industries. TriMas manufactures towing systems products, including vehicle hitches, jacks, winches, couplers and related accessories for the passenger car, light truck, recreational vehicle, marine, agricultural and industrial markets. TriMas also manufactures: specialty container products, including industrial container closures and dispensing products primarily for the chemical, agricultural, refining, food, petrochemical and health care industries; high-pressure seamless compressed gas cylinders primarily used for shipping, storing and dispensing oxygen, nitrogen, argon and helium and a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries; and specialty industrial gaskets for refining, petrochemical and other industrial applications. In addition, TriMas manufactures flame-retardant facings and jacketings used in conjunction with fiberglass insulation, principally for commercial and industrial construction applications, pressure-sensitive specialty tape products and a variety of specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches. TriMas also provides metal treating services for manufacturers of fasteners and comparable products.

     Emco Limited

     The Company owns convertible debentures, subordinated debentures and approximately 43 percent of the outstanding common stock of Emco Limited ("Emco"), as a result of the transactions described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Corporate Development," included in Item 7 of this Report. Emco is a Canadian-based manufacturer and distributor of building and other industrial products, including roofing materials, wood fiber products, sinks, and a distributor of plumbing and related products. In addition, Emco manufactures custom components, brass and aluminum forgings, plastic components, tools, dies and molds. The Company has the option to transfer its holdings in Emco to Masco Corporation in partial payment of the indebtedness due Masco Corporation as a result of the transaction described in the Note to the Company's Consolidated Financial Statements captioned "Shareholders' Equity," included in Item 8 of this Report.

     Titan Wheel International, Inc.

     The Company owns approximately 12 percent of the outstanding common stock of Titan Wheel International, Inc. ("Titan"). See the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates," included in Item 8 of this Report. Titan is a manufacturer of wheels, tires and other products for agricultural, construction and other off-highway equipment.

     Other Equity Investments

     In addition to its equity and other investments in the publicly traded affiliates described in the preceding paragraphs, the Company owns approximately 45 percent of the outstanding common stock of MSX International, Inc., a corporation formed in January, 1997 by an investor group consisting of the Company, Citicorp Venture Capital and senior management of MSX International. MSX International purchased the assets of the Company's engineering and technical services businesses and the businesses of APX International which were acquired by the Company in late 1996. MSX International provides engineering and technical services primarily to the transportation industry in North and South America, Europe and Asia. The Company also has investments in privately held manufacturers of automotive components, including the Company's common equity ownership interest in Delco Remy International, Inc., a manufacturer of automotive electric motors and other components, and Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components.

PATENTS AND TRADEMARKS

     The Company holds a number of patents, patent applications, licenses, trademarks and trade names. The Company considers its patents, patent applications, licenses, trademarks and trade names to be valuable, but does not believe that there is any reasonable likelihood of a loss of such rights which would have a material adverse effect on the Company's industry segments or on its present business as a whole.

COMPETITION

     The major domestic and foreign markets for the Company's products are highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. The Company's global competitors include a large number of other well-established independent manufacturers as well as certain customers who have their own internal manufacturing capabilities. Although a number of companies of varying size compete with the Company, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines and services.

EMPLOYEES

     The Company employs approximately 5,100 people after reflecting the sale of the engineering and technical services businesses. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following list sets forth the location of the Company's principal manufacturing facilities:

Florida........................    Deerfield Beach and Ocala
Indiana........................    Elkhart, Fort Wayne and North Vernon
Kentucky.......................    Nicholasville
Michigan.......................    Burton, Canton, Detroit, Farmington Hills, Fraser, Green Oak
                                   Township, Hamburg, Holland, Livonia, Royal Oak, St. Clair,
                                   Troy and Ypsilanti
Ohio...........................    Bucyrus, Canal Fulton, Lima, Minerva and Port Clinton
Oklahoma.......................    Tulsa
Pennsylvania...................    Ridgway
Virginia.......................    Duffield
Czech Republic.................    Brno
England........................    Wolverhampton
Germany........................    Nurnberg and Zell am Harmersbach
Italy..........................    Poggio Rusco

     All of the Company's manufacturing facilities are primarily engaged in the Company's Transportation -- Related Products operations. The Company's principal manufacturing facilities range in size from approximately 10,000 square feet to 320,000 square feet, substantially all of which are owned by the Company and are not subject to significant encumbrances. The Company's executive offices are located in Taylor, Michigan, and are provided by Masco Corporation to the Company under a corporate services agreement.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current requirements.

     The following list sets forth the location of the manufacturing facilities of TriMas and identifies the industry segments utilizing facilities in such locations:

California......................................  Commerce (a)
Illinois........................................  Wood Dale (a)
Indiana.........................................  Auburn (c), Elkhart (b), Frankfort (a), Goshen (b)
                                                  and Mongo (b)
Louisiana.......................................  Baton Rouge (c)
Massachusetts...................................  Plymouth (d)
Michigan........................................  Canton (b), Detroit (a) and Warren (d)
New Jersey......................................  Edison (d) and Netcong (d)
Ohio............................................  Lakewood (a)
Texas...........................................  Beaumont (c), Houston (c) and Longview (c)
Wisconsin.......................................  Mosinee (b)
Australia.......................................  Hampton Park, Victoria (b) and Wakerley, Queensland
                                                  (b)
Canada..........................................  Fort Erie, Ontario (c), Oakville, Ontario (b) and
                                                  Sarnia, Ontario (c)
England.........................................  Leicester (c)
Germany.........................................  Neunkirchen (c)
Mexico..........................................  Mexico City (c)

     Industry segments in the preceding table are identified as follows: (a) Specialty Fasteners, (b) Towing Systems, (c) Specialty Container Products, and (d) Corporate Companies.

     TriMas' buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current requirements.

ITEM 3. LEGAL PROCEEDINGS.

     A civil suit was filed in the United States District Court for the Central District of California in April, 1983 by the United States of America and the State of California against over 30 defendants, including the Company's NI Industries, Inc. subsidiary ("NI"), for alleged release into the environment of hazardous waste disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including NI, providing that the consenting parties perform partial remediation at the site. Another civil suit was filed in the United States District Court for the Central District of California in December, 1988 by the United States of America and the State of California against more than 180 defendants, including NI, for alleged release into the environment of hazardous waste disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Two partial consent decrees have been entered into by the plaintiffs and a group of the defendants, including NI, providing that the consenting parties perform certain interim remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. Based upon its present knowledge and subject to future legal and factual developments, the Company does not believe that any of this litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

     The Company is subject to other claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                               OFFICER
                 NAME                                       POSITION                     AGE    SINCE
                 ----                                       --------                     ---   -------
Richard A. Manoogian...................  Chairman of the Board and Chief Executive
                                         Officer                                         60     1984
Lee M. Gardner.........................  President and Chief Operating Officer           50     1992
Timothy Wadhams........................  Vice President -- Controller and Treasurer      48     1984

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MSX." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NYSE Composite Tape and Common Stock dividends declared for the periods indicated:

                                                                                                    DIVIDENDS
                                                                        HIGH            LOW         DECLARED
                                                                    ------------    ------------    ---------
    1995
      First Quarter.............................................    $13 1/2         $11 3/8           $  *
      Second Quarter............................................    $12 7/8         $10 1/2            .03
      Third Quarter.............................................    $13 3/4         $11 1/4            .04
      Fourth Quarter............................................    $12 1/2         $10                .04
                                                                                                      ----
                                                                                                      $.11
                                                                                                      ====


                                                                                                    DIVIDENDS
                                                                        HIGH            LOW         DECLARED
                                                                    ------------    ------------    ---------
    1996
      First Quarter.............................................    $13 5/8         $10 3/8           $.04
      Second Quarter............................................    $16 1/8         $12 1/2            .04
      Third Quarter.............................................    $15 1/2         $13                .05
      Fourth Quarter............................................    $17             $13 1/2            .05
                                                                                                      ----
                                                                                                      $.18
                                                                                                      ====

* Prior to the First Quarter of 1995, dividends were paid in the quarter following declaration. Thereafter, dividends have been paid in the same quarter as declared. Consequently, although no dividend was declared during the First Quarter of 1995, a dividend of $.03 per share was paid during the period that had been declared in the Fourth Quarter of 1994.

     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors. Dividends may not be paid on Company Common Stock if there are any dividend arrearages on the Company's outstanding Preferred Stock. In addition, certain of the Company's long-term debt instruments contain provisions that restrict the dividends that it may pay on its capital stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Position and Liquidity," included in Item 7 of this Report and the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

     On February 28, 1997, there were approximately 3,900 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                          1996          1995          1994          1993          1992
                                       ----------    ----------    ----------    ----------    ----------
Net sales..........................    $1,281,220    $1,678,210    $1,702,260    $1,582,880    $1,455,320
Operating profit (loss)............    $   69,330    $  108,810    $ (277,850)   $  145,720    $  111,840
From continuing operations before
  accounting change and
  extraordinary items:
  Income (loss)....................    $   39,920    $   59,190    $ (234,420)   $   70,890    $   39,040
  Earnings (loss) per common
     share.........................          $.49          $.81        $(4.20)         $.91          $.49
Per share of common stock:
  Dividends declared...............          $.18          $.11          $.11          $.06            --
  Dividends paid...................          $.18          $.14          $.10          $.04            --
At December 31:
  Total assets.....................    $1,228,980    $1,438,770    $1,530,690    $1,789,910    $1,807,310
  Long-term debt...................    $  752,400    $  701,910    $  868,240    $  788,360    $1,065,390
  Shareholders' equity.............    $  164,960    $  415,180    $  381,140    $  667,630    $  353,400

     Results for 1996 include an after-tax charge of approximately $26 million ($.47 per common share) related to the sale of MascoTech Stamping Technologies, Inc.

     Results for 1996 are before the effect of pre-tax income of approximately $17 million ($11.7 million after-tax or $.21 per common share) related to the cumulative effect of an accounting change.

     Results for 1995 include net gains of approximately $5 million pre-tax related to the dispositions of businesses held for sale, and a gain of approximately $5 million pre-tax resulting from the issuance of stock through a public offering by an equity affiliate.

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

     Income from continuing operations per common share in 1996 and 1993 is presented on a fully diluted basis. Primary earnings from continuing operations per common share were $.50 and $.97 in 1996 and 1993, respectively. For all other years presented, the assumed conversion of dilutive securities is anti-dilutive.

     Income (loss) from continuing operations before accounting change and extraordinary income (loss) attributable to common stock was $27.0 million, $46.2 million, $(247.4) million, $56.0 million and $29.7 million after preferred stock dividends in 1996, 1995, 1994, 1993 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MASCOTECH

     Masco Corporation undertook a major corporate restructuring during 1984, transferring its Products for Industry businesses to the Company at their historical net book value. MascoTech became a separate public company in mid-1984, when Masco Corporation distributed common shares of MascoTech as a special dividend to its shareholders. At December 31, 1996, Masco Corporation owned approximately 21 percent of MascoTech common stock outstanding.

     In 1993, the Company changed its name to MascoTech, Inc. from Masco Industries, Inc. to reflect the significance of technology in the design, engineering and manufacturing of many of the Company's products and services.

CORPORATE DEVELOPMENT

     Since mid-1984, the Company has invested more than $1.5 billion in capital expenditures and acquisitions combined to expand the Company's product and technological positions in its industrial markets.

     Since late 1988, the Company has divested several businesses as part of its long-term strategic plan to de-leverage its balance sheet and focus on its core operating capabilities. The Company's divestiture activity included several businesses transferred to its equity affiliate, TriMas Corporation ("TriMas"), and in late 1993 the announcement of the Company's plan to dispose of its energy segment. In addition, in late 1994 the Company announced the planned disposition of a number of businesses including its architectural products, defense and certain transportation-related products and services businesses. Also, in separate transactions, the Company disposed of its remaining heavy-gauge stamping operations in 1996 and its Technical Services business in January, 1997. The Company has realized cash proceeds of approximately $870 million through January, 1997, from its divestiture activity, which have been applied to reduce the Company's indebtedness and to fund its core businesses' expanded capital investment programs. The Company's remaining core operations are comprised of metalworking and aftermarket businesses.

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

     The Company's major shareholder, Masco Corporation, had a long-standing stated objective to simplify its corporate structure by reducing its affiliate investments. More recently, Masco Corporation had committed to its shareholders that Masco Corporation would reduce its investment in MascoTech to below 20 percent. Given the possible alternatives available to Masco Corporation to accomplish this objective and the related uncertainty as to what action Masco Corporation might take, together with the positive long-term outlook for MascoTech, the MascoTech Board of Directors decided to address this issue by proactively pursuing the purchase of Masco Corporation's holdings in MascoTech. The MascoTech Board of Directors believed that purchasing and retiring a substantial number of MascoTech shares (at a reasonable price) would help create long-term value for the Company's shareholders.

     As a result, in late 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to acquire 10 million shares of MascoTech common stock, for approximately $266 million. As part of this transaction, and given his role as Chairman of both Masco Corporation and MascoTech, Richard Manoogian also agreed to sell to MascoTech one million shares of MascoTech common stock at the then current market price of $13 5/8. As a result, his seven percent ownership in MascoTech common stock remains approximately the same after the share purchases. Although these transactions result in the additional leverage of the Company's balance sheet in the near-term, the Company believes that the substantial reduction in MascoTech common shares outstanding should enhance the long-term financial returns for its shareholders.

DISPOSITION OF NON-CORE BUSINESSES

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its architectural products, defense and certain of its transportation-related products and services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses are included in continuing operations until disposition. Through dates of sale, such businesses held for disposition had sales of approximately $90 million, $468 million and $637 million in 1996, 1995 and 1994, respectively, and operating losses before gains (charge) on disposition of businesses, net of $14 million, $11 million and $7 million in 1996, 1995 and 1994, respectively.

     The Company's carrying value of a number of the businesses to be disposed exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company recorded a non-cash charge in 1994 aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss was anticipated. At December 31, 1996, the Company has substantially completed the disposition of such businesses for aggregate proceeds (including related tax benefits) of approximately $400 million. The cash portion of these proceeds has been applied to reduce the Company's indebtedness and for investment in its core businesses.

     In May, 1996, the Company sold MascoTech Stamping Technologies, Inc.
(MSTI), a wholly owned subsidiary, to Tower Automotive, Inc. (Tower) resulting in an after-tax loss of approximately $26 million ($.47 per common share), including after-tax losses of approximately $1 million related to the closure of a MSTI manufacturing facility not included in the sale. The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness. The Company may receive additional consideration, contingent upon the future earnings of MSTI over the next three years, which, if entirely earned, would substantially offset the loss.

     In early 1997, the Company completed the sale of its Technical Services Group ("TSG," comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International ("APX") which were acquired by the Company in November, 1996. The sale resulted in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. Net proceeds to the Company will approximate $90 million, after taking into account the purchase price for APX and taxes payable in connection with this transaction. The excess of the consideration received by the Company over the book value of the related net assets has been deferred and will be recognized when cash is received.

     Businesses held for sale or sold, including MSTI and TSG, had sales of approximately $412 million, $874 million and $964 million in 1996, 1995 and 1994, respectively, and operating income (losses) before gains (charge) on disposition of businesses, net of $(13) million, $5 million and $8 million in 1996, 1995 and 1994, respectively.

PROFIT MARGINS

     Operating profit margins, excluding the charges in 1996 and 1994, and net gains in 1995, from the disposition of businesses, were eight percent in 1996, six percent in 1995 and seven percent in 1994. The increase in the operating profit margin in 1996 compared with the previous two years is attributable to the disposition of non-core businesses which had margins lower than the Company's core operations. In addition, operating margins for the Company's core businesses increased as a result of the reduction of launch and start-up related costs and expenses incurred in 1995 and 1994 for new products associated with the Company's capital expansion programs.

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash flows from operating activities decreased to $129 million in 1996 from $158 million in 1995. Net cash flows from operating activities in 1996 were reduced by the increase in the Company's marketable securities portfolio.

     In early 1997, the Company amended its revolving credit agreement; as a result, the amended $575 million revolving credit agreement is due 2002.

     Reflecting the favorable long-term prospects for MascoTech, the Company's Board of Directors authorized in 1994 the repurchase of 10 million shares of Company Common Stock and Convertible Preferred Stock. Pursuant to this authorization, the Company has repurchased and retired approximately six million shares of Company Common Stock since 1994 at a cost of approximately $75 million. In addition, in October, 1996, the Company purchased and retired 18 million shares of Company Common Stock and warrants to purchase 10 million shares of Company Common Stock for cash and notes approximating $280 million (see "Corporate Development" and "Shareholders' Equity" note to the Company's Consolidated Financial Statements included in Item 8 of this Report).

     The Company in 1996 increased the quarterly dividend on its common stock to $.05 per share from $.04.

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

     Capital expenditures declined in 1996 to approximately $44 million from $110 million and $115 million in 1995 and 1994, respectively. During 1995 and 1994, the Company made significant expenditures in capital programs to support the Company's metalworking and aftermarket businesses. These expenditures for new advanced manufacturing technologies, product line extensions and capacity for new products were the result of the Company's belief in the favorable long-term outlook for these businesses and to meet increased demand for certain product programs.

INVENTORIES

     The Company's investment in inventories for its core businesses approximated $70 million at December 31, 1996. The decline from 1995 levels is the result of the disposition of MSTI and the reclassification of the Company's Technical Services Group to net assets of businesses held for disposition. The Company's continued emphasis on inventory management, utilizing Just-In-Time
(JIT) and other inventory management techniques, has contributed to higher inventory turnover rates in recent years.

FINANCIAL POSITION AND LIQUIDITY

     Although the Company's total debt outstanding only increased by approximately $50 million during 1996, debt as a percent of debt plus equity increased to 82 percent at December 31, 1996 from 63 percent at December 31, 1995, primarily as a result of the common share and warrant purchase from Masco Corporation. The application of cash proceeds from the sale of the Technical Services Group and the potential transfer of the Company's Emco holdings to Masco Corporation would reduce the Company's indebtedness to approximately $600 million on a pro forma basis at December 31, 1996, of which approximately $310 million is 4 1/2% Convertible Subordinated Debentures due 2003. The Company's interest coverage ratio remains strong, and the Company expects that its ratio of debt to total debt plus equity will improve as a result of the transactions mentioned above, from the disposition of other financial assets and from the operating performance of its businesses.

     At December 31, 1996 current assets, which aggregated approximately $394 million, were in excess of two times current liabilities. In addition, the Company has significant financial assets, including ownership positions in the securities of three publicly traded companies with an aggregate carrying value of approxi-mately $229 million. This compares with an aggregate quoted market value at December 31, 1996 (which may differ from the amounts that could have been realized upon disposition) of approximately $505 million.

     Additional borrowings available under the Company's amended revolving credit agreement and otherwise, and anticipated internal cash flows are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, capital expansion programs and other investment needs.

     The Company's amended revolving credit agreement contains restrictions including maintenance of a specified level of tangible shareholders' equity, the ratio of senior debt to earnings and the ratio of debt to equity. Under the most restrictive of these provisions, approximately $70 million was available at December 31, 1996 for the payment of cash dividends and the acquisition of Company Common Stock. In addition, future cash dividends and any acquisition of Company Common Stock and Convertible Preferred Stock could be further accomplished with internal cash flows from operations.

     An equity affiliate of the Company has called for the redemption or conversion of a convertible debt instrument in the first quarter of 1997. The Company may recognize a gain from the change in the Company's common equity ownership interest in the affiliate. The gain, if any, is dependent upon the number of convertible debentures converted to common stock.

GENERAL FINANCIAL ANALYSIS

1996 VERSUS 1995

     Sales for 1996 declined to $1.3 billion from $1.7 billion in 1995, reflecting the previously announced disposition of certain businesses. Sales of the Company's metalworking and aftermarket businesses, however, increased eight percent from 1995 to approximately $.9 billion, while sales of the Company's businesses held for sale or sold decreased approximately 53 percent from the comparable period in 1995 as a result of the disposition of a number of such businesses.

     Income after preferred stock dividends in 1996 was $38.7 million or $.70 per common share. Results in 1996 include an after-tax loss of approximately $26 million ($.47 per common share) related to the sale of the Company's heavy-gauge stamping operations (MSTI) which more than offset after-tax income of approximately $11.7 million ($.21 per common share) related to the cumulative effect of an accounting change. Income after preferred stock dividends in 1995 was $46.2 million or $.81 per common share.

     Operating profit in 1996 for the metalworking and aftermarket businesses, before general corporate expense, increased to approximately $136 million from $116 million in 1995, resulting from increased volume and the reduction of launch and start-up costs and expenses related to the Company's capital expansion programs. Businesses held for sale or sold (including MSTI and TSG) had operating income (losses) before general corporate expense and gains (charge) on disposition of businesses, net of approximately $(13) million and $5 million for 1996 and 1995, respectively.

     In December, 1994, the Company announced the planned disposition of a number of businesses, including its architectural products, defense and certain of its transportation-related products and services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. During 1995 and 1996, the Company completed the disposition of such businesses for proceeds aggregating approximately $400 million. Net assets of businesses held for sale decreased by approximately $167 million during 1996 as a result of the disposition of such businesses and from the reduction of assets employed in these businesses through operating activity, asset sales and the redeployment of certain assets. Net assets of businesses held for sale at December 31, 1996 reflect the net assets of the Company's Technical Services Group and APX International which were sold January 3, 1997.

     In 1995, the Company sold businesses in transactions which resulted in net gains of approximately $25 million. These net gains were substantially offset by reductions in the estimated net proceeds that the Company expected to receive from certain businesses remaining to be sold, aggregating approximately $12 million, and by certain exit costs related to the businesses sold or held for sale incurred in 1995 aggregating approximately $8 million.

     Other income (expense), net in 1996, was income of approximately $8 million as compared with expense of approximately $9 million in 1995. Results for 1996 benefitted from reduced interest expense as proceeds from the disposition of businesses were applied to reduce the Company's indebtedness as well as from increased earnings from equity affiliates. Results for 1995 were impacted by pre-tax income of approximately $5 million as a result of gains associated with the sale of common stock through a public offering by an equity affiliate.

     The Company's 1996 effective tax rate differs from the statutory rate principally because a significant portion of the loss on the sale of the heavy-gauge stamping operations does not result in a tax benefit.

1995 VERSUS 1994

     Sales for 1995 were $1.7 billion which approximated 1994 sales. Sales of the Company's metalworking and aftermarket businesses, however, increased nine percent from 1994 to approximately $.8 billion, while sales of the Company's businesses held for sale or sold decreased approximately nine percent from the comparable period in 1994 as a result of the disposition of a number of such businesses.

     Income after preferred stock dividends in 1995 was $46.2 million or $.81 per common share, compared with a loss of $3.96 per common share in 1994 which reflects the non-cash charge of $400 million pre-tax ($315 million after-tax) for the anticipated loss on the disposition of non-core businesses.

     Operating profit from continuing operations (excluding the gains (charge) in 1995 and 1994, respectively, on disposition of businesses, net) in 1995 for the metalworking and aftermarket businesses, before general corporate expense, decreased by $11 million to approximately $116 million from $127 million in 1994. Although 1995 results benefitted from increased sales in our metalworking and aftermarket businesses, operating performance was negatively impacted by increased costs and expenses reflecting start-up costs associated with the Company's expanded capital investment programs and increased steel costs. Businesses held for sale or sold (including MSTI and TSG) had operating profit before general corporate expense and gains (charge) on disposition of businesses, net of approximately $5 million and $8 million for 1995 and 1994, respectively.

     In December, 1994, the Company announced the planned disposition of a number of businesses, including its architectural products, defense and certain of its transportation-related products and services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. At December 31, 1995, the Company has disposed of certain of such businesses for proceeds approximating $180 million. The Company expects that the divestiture of the remaining businesses held for sale will be completed by mid-1996 for additional proceeds (including related tax benefits) approximating $220 million, of which approximately $120 million was received in January, 1996. Net assets of businesses held for sale decreased by $212 million during 1995 as a result of the disposition of such businesses and from the reduction of assets employed in these businesses through operating activity, asset sales and the redeployment of certain assets.

     During 1995, the Company sold businesses in transactions which resulted in net gains of approximately $25 million. These net gains were substantially offset by reductions in the estimated net proceeds that the Company expected to receive from certain businesses remaining to be sold, aggregating approximately $12 million, and by certain exit costs related to the businesses sold or held for sale incurred in 1995 aggregating approximately $8 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996 and the financial statement schedule as listed in Item 14(a)(2)(i) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepting auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in the footnotes to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 28, 1997

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                     1996              1995
                                                                --------------    --------------
Current assets:
  Cash and cash investments.................................    $   19,400,000    $   16,380,000
  Marketable securities.....................................        37,760,000         4,120,000
  Receivables...............................................       127,530,000       216,490,000
  Inventories...............................................        69,640,000        94,420,000
  Deferred and refundable income taxes......................        39,180,000        51,300,000
  Prepaid expenses and other assets.........................        14,480,000        21,630,000
  Net current assets of businesses held for disposition.....        85,980,000        62,410,000
                                                                --------------    --------------
       Total current assets.................................       393,970,000       466,750,000
Equity and other investments in affiliates..................       282,470,000       237,530,000
Property and equipment, net.................................       388,460,000       466,450,000
Excess of cost over net assets of acquired companies........        69,140,000       115,750,000
Notes receivable and other assets...........................        72,090,000        47,780,000
Net non-current assets of businesses held for disposition...        22,850,000       104,510,000
                                                                --------------    --------------
       Total assets.........................................    $1,228,980,000    $1,438,770,000
                                                                ==============    ==============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   58,170,000    $   99,710,000
  Accrued liabilities.......................................        96,910,000        82,400,000
  Current portion of long-term debt.........................         3,370,000         5,150,000
                                                                --------------    --------------
       Total current liabilities............................       158,450,000       187,260,000
Long-term debt held by Masco Corporation....................       151,380,000          --
Other long-term debt........................................       601,020,000       701,910,000
Deferred income taxes and other long-term liabilities.......       153,170,000       134,420,000
                                                                --------------    --------------
       Total liabilities....................................     1,064,020,000     1,023,590,000
                                                                --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par: Authorized: 25 million;
     Outstanding: 10.8 million (liquidation value -- $216
     million)...............................................        10,800,000        10,800,000
  Common stock, $1 par: Authorized: 250 million;
     Outstanding: 37.3 million and 55.5 million.............        37,250,000        55,520,000
  Paid-in capital...........................................        41,080,000       307,910,000
  Retained earnings.........................................        61,060,000        32,380,000
  Other.....................................................        14,770,000         8,570,000
                                                                --------------    --------------
       Total shareholders' equity...........................       164,960,000       415,180,000
                                                                --------------    --------------
       Total liabilities and shareholders' equity...........    $1,228,980,000    $1,438,770,000
                                                                ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996               1995               1994
                                                ---------------    ---------------    ---------------
Net sales...................................    $ 1,281,220,000    $ 1,678,210,000    $ 1,702,260,000
Cost of sales...............................     (1,048,110,000)    (1,397,880,000)    (1,385,430,000)
                                                ---------------    ---------------    ---------------
     Gross profit...........................        233,110,000        280,330,000        316,830,000
Selling, general and administrative
  expenses..................................       (132,260,000)      (176,810,000)      (194,680,000)
Gains (charge) on disposition of businesses,
  net.......................................        (31,520,000)         5,290,000       (400,000,000)
                                                ---------------    ---------------    ---------------
     Operating profit (loss)................         69,330,000        108,810,000       (277,850,000)
                                                ---------------    ---------------    ---------------
Other income (expense), net:
  Interest expense..........................        (29,970,000)       (49,900,000)       (49,830,000)
  Equity and interest income from
     affiliates.............................         40,460,000         31,420,000         29,810,000
  Gain from change in investment of an
     equity affiliate.......................          --                 5,100,000          --
  Other, net................................         (2,600,000)         4,850,000         33,380,000
                                                ---------------    ---------------    ---------------
                                                      7,890,000         (8,530,000)        13,360,000
                                                ---------------    ---------------    ---------------
     Income (loss) from continuing
       operations before income taxes
       (credit), extraordinary item and
       cumulative effect of accounting
       change, net..........................         77,220,000        100,280,000       (264,490,000)
Income taxes (credit).......................         37,300,000         41,090,000        (30,070,000)
                                                ---------------    ---------------    ---------------
     Income (loss) from continuing
       operations before extraordinary item
       and cumulative effect of accounting
       change, net..........................         39,920,000         59,190,000       (234,420,000)
Gain on disposition of discontinued energy
  operations (net of income taxes)..........          --                 --                11,700,000
                                                ---------------    ---------------    ---------------
     Income (loss) before extraordinary item
       and cumulative effect of accounting
       change, net..........................         39,920,000         59,190,000       (222,720,000)
Extraordinary income (net of income
  taxes)....................................          --                 --                 2,600,000
Cumulative effect of accounting change (net
  of income taxes)..........................         11,700,000          --                 --
                                                ---------------    ---------------    ---------------
     Net income (loss)......................    $    51,620,000    $    59,190,000    $  (220,120,000)
                                                ===============    ===============    ===============
Preferred stock dividends...................    $    12,960,000    $    12,960,000    $    12,960,000
                                                ===============    ===============    ===============
     Earnings (loss) attributable to common
       stock................................    $    38,660,000    $    46,230,000    $  (233,080,000)
                                                ===============    ===============    ===============

                                                                1996
                                                         ------------------
                                                                   ASSUMING
                                                                     FULL      1995      1994
                                                         PRIMARY   DILUTION   PRIMARY   PRIMARY
                                                         -------   --------   -------   -------
Earnings (loss) per common and
  common equivalent share:
     Continuing operations...........................      $.50      $.49       $.81     $(4.20)
     Gain on disposition of discontinued
       energy operations.............................        --        --         --        .20
                                                         ------    ------     ------    -------
     Income (loss) before extraordinary
       item and cumulative effect of
       accounting change, net........................       .50       .49        .81      (4.00)
     Extraordinary income............................        --        --         --        .04
     Cumulative effect of accounting
       change, net...................................       .22       .21         --         --
                                                         ------    ------     ------    -------
     Earnings (loss) attributable to
       common stock..................................      $.72      $.70       $.81     $(3.96)
                                                         ======    ======     ======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      1996            1995            1994
                                                  -------------   -------------   -------------
CASH FROM (USED FOR):
 OPERATING ACTIVITIES:
  Net income (loss).............................  $  51,620,000   $  59,190,000   $(220,120,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities,
   excluding reclassification of businesses held
   for disposition:
     (Gains) charge on disposition of
       businesses, net..........................     31,520,000      (5,290,000)    400,000,000
     Gain from change in investment of an equity
      affiliate.................................       --            (5,100,000)       --
     Gains from sales of TriMas common stock....       --              --           (17,900,000)
     Depreciation and amortization..............     44,470,000      47,070,000      66,760,000
     Equity earnings, net of dividends..........    (31,650,000)    (23,360,000)    (23,720,000)
     Deferred income taxes......................      8,640,000      51,330,000     (67,760,000)
     (Increase) decrease in marketable
       securities, net..........................    (24,890,000)     57,990,000     (34,320,000)
     Decrease (increase) in receivables.........     10,200,000     (21,910,000)    (37,940,000)
     Decrease (increase) in inventories.........     19,190,000       4,650,000     (23,390,000)
     Decrease (increase) in prepaid expenses and
      other current assets......................     38,650,000      (1,900,000)    (32,860,000)
     Increase (decrease) in accounts payable and
      accrued liabilities.......................      9,320,000      (9,070,000)     65,330,000
     Other, net, including extraordinary item...     (8,820,000)      2,390,000      (6,000,000)
     Net assets of businesses held for
      disposition, net, including cumulative
      effect of accounting change...............    (19,240,000)      2,190,000     (30,410,000)
                                                  -------------   -------------   -------------
       Net cash from operating activities.......    129,010,000     158,180,000      37,670,000
                                                  -------------   -------------   -------------
 FINANCING ACTIVITIES:
  Issuance of convertible debt..................       --              --           337,240,000
  Increase in other debt........................      5,220,000      79,460,000      82,730,000
  Payment or repurchase of other debt...........   (114,900,000)   (253,770,000)   (349,230,000)
  Retirement of Company Common Stock............    (14,040,000)    (13,130,000)    (54,130,000)
  Repurchase of Company Common Stock and
   warrants from Masco Corporation for cash.....   (116,000,000)       --              --
  Payment of dividends..........................    (22,940,000)    (21,000,000)    (18,980,000)
  Other, net....................................     (8,610,000)     (2,250,000)     (5,010,000)
                                                  -------------   -------------   -------------
       Net cash used for financing activities...   (271,270,000)   (210,690,000)     (7,380,000)
                                                  -------------   -------------   -------------
 INVESTING ACTIVITIES:
  Cash received from sales of TriMas
     securities.................................       --              --            18,180,000
  Cash received from sale of businesses.........    223,720,000     122,190,000      41,220,000
  Acquisition of businesses.....................    (47,200,000)    (23,850,000)       --
  Capital expenditures..........................    (42,390,000)    (95,800,000)   (115,220,000)
  Receipt of cash from notes receivable.........      9,300,000       6,570,000      14,640,000
  Other, net....................................      1,850,000      (2,170,000)    (10,360,000)
                                                  -------------   -------------   -------------
       Net cash from (used for) investing
          activities............................    145,280,000       6,940,000     (51,540,000)
                                                  -------------   -------------   -------------
CASH AND CASH INVESTMENTS:
  Increase (decrease) for the year..............      3,020,000     (45,570,000)    (21,250,000)
  At January 1..................................     16,380,000      61,950,000      83,200,000
                                                  -------------   -------------   -------------
       At December 31...........................  $  19,400,000   $  16,380,000   $  61,950,000
                                                  =============   =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting; ownership less than 20 percent is accounted for on the cost basis unless the Company exercises significant influence over the investee. Capital transactions by equity affiliates, which change the Company's ownership interest at amounts differing from the Company's carrying amount, are reflected in other income or expense and the investment in affiliates account.

     The consolidated balance sheet at December 31, 1996 reflects the segregation of net current and net non-current assets related to the disposition of the Company's Technical Services Group ("TSG") and, at December 31, 1995, reflects the segregation of assets related to the plan adopted in late 1994 to dispose of certain businesses.

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1996 owned approximately 21 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, aggregated approximately $7 million in 1996, $9 million in 1995, and $11 million in 1994.

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

     Marketable Securities. The Company's marketable equity securities holdings are categorized as either trading or available-for-sale securities, and, as a result, are stated at fair value. Changes in the fair value of trading securities are recognized in earnings and the changes in the fair value of available-for-sale securities are recorded in shareholders' equity, net of deferred taxes.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $2.0 million at both December 31, 1996 and 1995.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted

                                MASCOTECH, INC.

future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 1996.

     At December 31, 1996 and 1995, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $29.4 million and $42.3 million, respectively. Amortization expense was $8.5 million, $13.7 million and $22.9 million in 1996, 1995 and 1994, respectively.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. A provision has not been made for U.S. or additional foreign withholding taxes on approximately $47 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     Earnings (Loss) Per Common Share. Primary earnings per common share are based on the weighted average shares of common stock and common stock equivalents outstanding (including the dilutive effect of options and warrants, utilizing the treasury stock method) of 53.8 million and 57.1 million in 1996 and 1995, respectively. Primary loss per common share in 1994 is based on 58.9 million weighted average shares of common stock outstanding. The effect of options and warrants on earnings per common share in 1994 would be anti-dilutive. Primary earnings (loss) per common share are calculated on earnings (loss) after deducting preferred stock dividends of $13.0 million in each of 1996, 1995 and 1994.

     Fully diluted earnings per common share is presented only when the assumed conversion of convertible securities is dilutive. Convertible securities did not have a dilutive effect on earnings (loss) per common share in 1996, 1995 or 1994. Fully diluted earnings per common share is presented in 1996 due to the utilization of the treasury stock method.

     In late 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. These shares and warrants have been retired. If such retirement had taken place at the beginning of 1996, the pro forma primary and fully diluted earnings per common and common equivalent share amounts would have been $.78 and $.77, respectively, in 1996.

     Recently Issued Accounting Pronouncements. At January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which resulted in a pre-tax gain (because the fair value of the businesses being held for sale at January 1, 1996 exceeded the carrying value for such businesses) of $16.7 million ($11.7 million after-tax), recorded as the cumulative effect of an accounting change. The pro forma effect of the retroactive application of the change on the financial statements for the years prior to 1996 has not been presented because the new method did not have a material effect on the earnings reported for those years. The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, and elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1996 and 1995, consistent with the methodology in SFAS

                                MASCOTECH, INC.

No. 123, the pro forma effects on the Company's net income and income per common share would not have been material. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and the American Institute of Certified Public Accountants' Statement of Position No. 96-1, "Environmental Remediation Liabilities," become effective in 1997 and will not have a material impact on the Company's financial statements. The Company expects that SFAS No. 128, "Earnings Per Share," will not have a material impact on earnings per share when adopted in 1997.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1996: in addition to cash received, approximately $25 million comprised of both common stock and warrants (with a portion of the common stock subsequently sold for approximately $14 million of cash), as consideration from the sale of MascoTech Stamping Technologies, Inc.; in addition to the cash payment by the Company of $121 million, notes approximating $159 million were issued for the purchase of 18 million shares of the Company's Common Stock and warrants to purchase 10 million shares of the Company's Common Stock (see "Shareholders' Equity" note); in 1995: in addition to cash received, approximately $34 million comprised of both notes receivable due from, and a 29 percent equity interest in, the acquiring company, as consideration for a non-core business unit.

     Income taxes paid (refunded) were $(12) million, $11 million and $28 million in 1996, 1995 and 1994, respectively. Interest paid was $30 million, $55 million and $61 million in 1996, 1995 and 1994, respectively.

DISPOSITIONS OF OPERATIONS:

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its architectural products, defense and certain of its transportation-related products and services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. Through dates of sale, the businesses held for disposition had sales of approximately $90 million, $468 million and $637 million in 1996, 1995 and 1994, respectively, and operating losses before gains (charge) on disposition of businesses, net of $14 million, $11 million and $7 million in 1996, 1995 and 1994, respectively. At December 31, 1996, the Company has substantially completed the disposition of such businesses, and the liability for accrued exit costs approximates $17 million, including approximately $11 million related to post-employment benefits.

     The Company's carrying value of a number of the businesses disposed of exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company in 1994 recorded a non-cash charge aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss was anticipated.

     During 1995, the Company divested a number of such businesses, in separate transactions, for aggregate proceeds of approximately $180 million, which resulted in net gains of approximately $25 million. These net gains were substantially offset by reductions in the estimated net proceeds the Company expected to receive from certain remaining businesses to be sold, aggregating approximately $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million.

     In May, 1996, the Company sold MascoTech Stamping Technologies, Inc.
(MSTI), a wholly owned subsidiary, to Tower Automotive, Inc. (Tower) resulting in an after-tax loss of approximately $26 million ($.47 per common share), including after-tax losses of approximately $1 million related to the closure of a MSTI manufacturing facility not included in the sale. The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness. The Company may receive additional consideration, contingent upon the future earnings of MSTI over the next three years, which, if entirely earned, would substantially offset the loss.

                                MASCOTECH, INC.

     On January 3, 1997, the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International which were acquired by the Company in November, 1996 for approximately $44 million. The sale will result in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. Net proceeds to the Company will approximate $90 million, after taking into account the purchase price for APX International and taxes payable in connection with this transaction. The excess of the consideration received by the Company over the book value of the related net assets has been deferred and will be recognized when cash is received. The net assets of the Technical Services Group and APX International are reflected on the consolidated balance sheet as net assets of businesses held for disposition at December 31, 1996. The Company has not reflected any revenues or expenses in the consolidated statement of operations related to APX International from the date of acquisition through December 31, 1996 as control was deemed to be temporary.

     The disposition of businesses held for sale or sold, including MSTI and TSG, did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses were included in continuing operations until disposition. Businesses held for sale or sold, including MSTI and TSG, had sales of approximately $412 million, $874 million and $964 million in 1996, 1995 and 1994, respectively, and operating income (losses) before gains (charge) on disposition of businesses, net of $(13) million, $5 million and $8 million in 1996, 1995 and 1994, respectively.

     In late 1993, the Company adopted a plan to divest the business units in its energy segment. Certain of the remaining business units were sold in 1994 at prices greater than those used in estimating the loss on disposition in 1993, resulting in a reversal in 1994 of approximately $18 million pre-tax ($11.7 million after-tax) of the charge established in 1993.

     Amounts included in the consolidated balance sheet for net assets of businesses held for disposition consist of the following at December 31, 1996 and 1995:

                                                                   (IN THOUSANDS)
                                                               1996        1995
                                                             --------    --------
Receivables..............................................    $ 59,110    $ 49,510
Other current assets.....................................      46,050      88,000
Current liabilities......................................     (19,180)    (75,100)
                                                             --------    --------
  Net current assets.....................................      85,980      62,410
                                                             --------    --------
Property and equipment, net..............................      22,090      26,180
Other non-current assets and liabilities, net............         760      78,330
                                                             --------    --------
  Net non-current assets.................................      22,850     104,510
                                                             --------    --------
Net assets of businesses held for disposition............    $108,830    $166,920
                                                             ========    ========

INVENTORIES:

                                                                   (IN THOUSANDS)
                                                                 AT DECEMBER 31
                                                               ------------------
                                                                1996       1995
                                                               -------    -------
Finished goods.............................................    $21,020    $21,120
Work in process............................................     20,360     38,480
Raw material...............................................     28,260     34,820
                                                               -------    -------
                                                               $69,640    $94,420
                                                               =======    =======

                                MASCOTECH, INC.

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                   AT DECEMBER 31
                                                                --------------------
                                                                1996    1995    1994
                                                                ----    ----    ----
TriMas Corporation..........................................    41%     41%     41%
Emco Limited................................................    43%     43%     43%
Titan Wheel International, Inc. ............................    12%     15%     20%

     TriMas Corporation ("TriMas") is a diversified manufacturer of commercial, industrial and consumer products. Emco Limited ("Emco") is a Canadian-based manufacturer and distributor of building and other industrial products. Titan Wheel International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets. At December 31, 1996, the investments in Titan common stock and in Emco convertible and other debt are classified for accounting purposes as available-for-sale securities. Accordingly, these investments have been recorded at fair value which was in excess of their carrying value resulting in unrealized gains of approximately $8 million pre-tax which have been reflected as an adjustment to shareholders' equity, net of deferred taxes of $3 million, at December 31, 1996.

     The carrying amount of investments in affiliates at December 31, 1996 and 1995 and quoted market values at December 31, 1996 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                      (IN THOUSANDS)
                                                      1996
                                                     QUOTED       1996        1995
                                                     MARKET     CARRYING    CARRYING
                                                     VALUE       AMOUNT      AMOUNT
                                                    --------    --------    --------
Common stock:
  TriMas Corporation............................    $362,690    $101,880    $ 80,150
  Emco Limited..................................      65,130      49,400      43,720
  Titan Wheel International, Inc................      42,280      42,280      32,240
                                                    --------    --------    --------
Common stock holdings...........................     470,100     193,560     156,110
Convertible and other debt:
  Emco Limited..................................      35,130      35,130      32,390
                                                    --------    --------    --------
Investments in publicly traded affiliates.......    $505,230     228,690     188,500
                                                    ========
Other non-public affiliates.....................                  53,780      49,030
                                                                --------    --------
Total...........................................                $282,470    $237,530
                                                                ========    ========

     During 1994, the Company sold a portion of its common stock holdings in TriMas, decreasing the Company's common equity ownership interest in TriMas to 41 percent, and resulting in a pre-tax gain of $17.9 million.

     In June, 1995, Titan sold newly issued common stock in a public offering and issued common stock as a result of the conversion of convertible securities. The Company recognized pre-tax income of approximately $5.1 million as a result of the change in the Company's common equity ownership interest in Titan.

     In December, 1996, Titan called for redemption its 4 3/4% Convertible Subordinated Notes which resulted in the issuance of approximately 4.5 million common shares, reducing the Company's common equity

                                MASCOTECH, INC.

ownership interest in Titan to approximately 12 percent. As a result, the investment in Titan has been classified for accounting purposes as available-for-sale.

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

     Equity in undistributed earnings of affiliates of $57 million at December 31, 1996, $38 million at December 31, 1995 and $24 million at December 31, 1994 are included in consolidated retained earnings.

     Approximate combined condensed financial data of the Company's equity affiliates accounted for under the equity method are as follows:

                                                                   (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           ----------------------
                                                             1996         1995
                                                           ---------    ---------
Current assets.........................................    $ 839,250    $ 985,310
Current liabilities....................................     (342,980)    (413,290)
                                                           ---------    ---------
  Working capital......................................      496,270      572,020
Property and equipment, net............................      453,350      581,670
Excess of cost over net assets of acquired companies...      257,160      261,300
Other assets...........................................       78,990       90,180
Long-term debt.........................................     (655,370)    (745,480)
Deferred income taxes and other long-term
  liabilities..........................................      (73,680)     (60,240)
                                                           ---------    ---------
  Shareholders' equity.................................    $ 556,720    $ 699,450
                                                           =========    =========

                                                                       (IN THOUSANDS)
                                                  FOR THE YEARS ENDED DECEMBER 31
                                               --------------------------------------
                                                  1996          1995          1994
                                               ----------    ----------    ----------
Net sales..................................    $2,959,980    $2,729,260    $1,989,670
                                               ==========    ==========    ==========
Operating profit...........................    $  269,440    $  235,510    $  174,850
                                               ==========    ==========    ==========
Earnings attributable to common stock......    $  128,820    $   92,700    $   74,870
                                               ==========    ==========    ==========

     Equity and interest income from affiliates consists of the following:

                                                                         (IN THOUSANDS)
                                                       FOR THE YEARS ENDED DECEMBER 31
                                                       --------------------------------
                                                         1996        1995        1994
                                                       --------    --------    --------
The Company's equity in affiliates' earnings
  available for common shareholders................     $35,190     $26,230     $25,970
Interest income....................................       5,270       5,190       3,840
                                                        -------     -------     -------
Equity and interest income from affiliates.........     $40,460     $31,420     $29,810
                                                        =======     =======     =======

                                MASCOTECH, INC.

PROPERTY AND EQUIPMENT, NET:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1996          1995
                                                            --------      --------
Cost:
  Land and land improvements............................    $ 17,530      $ 16,030
  Buildings.............................................     109,730       121,470
  Machinery and equipment...............................     513,010       609,730
                                                            --------      --------
                                                             640,270       747,230
Less accumulated depreciation...........................     251,810       280,780
                                                            --------      --------
                                                            $388,460      $466,450
                                                            ========      ========

     Depreciation expense totalled $37 million, $38 million and $44 million in 1996, 1995 and 1994, respectively.

ACCRUED LIABILITIES:

                                                                    (IN THOUSANDS)
                                                                 AT DECEMBER 31
                                                              --------------------
                                                               1996         1995
                                                              -------      -------
Salaries, wages and commissions...........................    $15,930      $19,690
Income taxes..............................................      2,810        3,260
Interest..................................................      4,050        3,940
Insurance.................................................     33,940       30,880
Property, payroll and other taxes.........................      5,500        6,830
Other.....................................................     34,680       17,800
                                                              -------      -------
                                                              $96,910      $82,400
                                                              =======      =======

LONG-TERM DEBT:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1996          1995
                                                            --------      --------
Bank revolving credit agreement.........................    $250,000      $350,000
4 1/2% Convertible Subordinated Debentures, due 2003....     310,000       310,000
6 5/8% Note held by Masco Corporation...................     151,380         --
Other...................................................      44,390        47,060
                                                            --------      --------
                                                             755,770       707,060
Less current portion of long-term debt..................       3,370         5,150
                                                            --------      --------
Long-term debt..........................................    $752,400      $701,910
                                                            ========      ========

     The interest rates applicable to the revolving credit agreement are principally at alternative floating rates provided for in the agreement (approximately six percent at December 31, 1996). In early 1997, the Company amended the revolving credit agreement; as a result, the new $575 million revolving credit agreement is due 2002.

                                MASCOTECH, INC.

     The amended revolving credit agreement requires the maintenance of a specified level of tangible shareholders' equity as defined, with limitations on the ratios of senior debt to earnings and debt to equity (as defined). Under the most restrictive of these provisions, approximately $70 million was available at December 31, 1996 for the payment of cash dividends and the acquisition of Company Capital Stock.

     The note held by Masco Corporation was part of the consideration paid by the Company for the purchase of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock from Masco Corporation. Although the note payable to Masco Corporation is due September 30, 1997, it is classified as non-current at December 31, 1996 as the Company has the intent and the ability to refinance this borrowing on a long-term basis.

     On March 15, 1995, the Company redeemed at maturity $233 million of its 10% Senior Subordinated Notes utilizing its bank revolving credit agreement. During 1994, the Company recognized extraordinary income of $4.4 million pre-tax ($2.6 million after-tax) related to the early extinguishment of a portion of the 4 1/2% Convertible Subordinated Debentures.

     The maturities of debt during the next five years are as follows (taking into account the amended credit agreement and assuming the short-term debt referred to above is refinanced by the amended credit agreement) (in millions):
1997 - $3; 1998 - $3; 1999 - $3; 2000 - $3; and 2001 - $1.

SHAREHOLDERS' EQUITY:

                                                                                                (IN THOUSANDS)
                                                                           RETAINED
                                        PREFERRED    COMMON     PAID-IN    EARNINGS              SHAREHOLDERS'
                                          STOCK      STOCK      CAPITAL    (DEFICIT)    OTHER       EQUITY
                                        ---------   --------   ---------   ---------   -------   -------------
Balance, January 1, 1994..............   $10,800    $ 60,510   $ 367,290   $ 232,120   $(3,090)    $ 667,630
  Net loss............................     --          --         --        (220,120)    --         (220,120)
  Preferred stock dividends...........     --          --         --         (12,960)    --          (12,960)
  Common stock dividends..............     --          --         --          (6,630)    --           (6,630)
  Retirement of common stock..........     --         (4,070)    (50,060)     --         --          (54,130)
  Translation adjustments, net........     --          --         --          --         5,450         5,450
  Exercise of stock options...........     --            170       1,730      --         --            1,900
                                         -------    --------   ---------   ---------   -------     ---------
Balance, December 31, 1994............    10,800      56,610     318,960      (7,590)    2,360       381,140
  Net income..........................     --          --         --          59,190     --           59,190
  Preferred stock dividends...........     --          --         --         (12,960)    --          (12,960)
  Common stock dividends..............     --          --         --          (6,260)    --           (6,260)
  Retirement of common stock..........     --         (1,210)    (11,920)     --         --          (13,130)
  Translation adjustments, net........     --          --         --          --         6,210         6,210
  Exercise of stock options...........     --            120         870      --         --              990
                                         -------    --------   ---------   ---------   -------     ---------
Balance, December 31, 1995............    10,800      55,520     307,910      32,380     8,570       415,180
  Net income..........................     --          --         --          51,620     --           51,620
  Preferred stock dividends...........     --          --         --         (12,960)    --          (12,960)
  Common stock dividends..............     --          --         --          (9,980)    --           (9,980)
  Retirement of common stock and
     warrants.........................     --        (18,720)   (270,320)     --         --         (289,040)
  Translation adjustments and other...     --          --         --          --         6,200         6,200
  Exercise of stock options...........     --            450       3,490      --         --            3,940
                                         -------    --------   ---------   ---------   -------     ---------
Balance, December 31, 1996............   $10,800    $ 37,250   $  41,080   $  61,060   $14,770     $ 164,960
                                         =======    ========   =========   =========   =======     =========

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

     On October 31, 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock, for cash and notes approximating $266 million. Payment of the note, which approximates $151 million and bears interest at 6 5/8 percent, is due September 30, 1997 and is payable in cash or at the Company's option partially by the transfer of its holdings in its equity affiliate, Emco Limited. As part of this transaction, Richard A. Manoogian, Chairman of both Masco Corporation and MascoTech, also sold to MascoTech one million shares of MascoTech common stock (at the then current market price) for approximately $13.6 million, for cash and a $7.6 million note bearing interest at 6 5/8 percent, payable on September 30, 1997. In addition, as part of this transaction, Masco Corporation's agreement to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures was extended through 2002, and the corporate services agreement with Masco Corporation was extended until September 30, 1998. Masco Corporation also agreed that MascoTech will have the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares.

     In addition, during each of 1996 and 1995, the Company repurchased and retired approximately one million shares of its common stock in open-market purchases, pursuant to a Board of Directors' authorized repurchase program. At December 31, 1996, the Company may repurchase approximately four million additional shares of Company Common Stock and Convertible Preferred Stock pursuant to this repurchase authorization.

     Under a Stock Repurchase Agreement, Masco Corporation has the right to sell to the Company, at approximate fair market value, shares of Company Common Stock following the occurrence of certain events that would result in an increase in Masco Corporation's ownership percentage in excess of 49 percent of the then outstanding shares of Company Common Stock. Such events include repurchases of Company Common Stock initiated by MascoTech or any of its subsidiaries, and reacquisitions of Company Common Stock through forfeitures of shares previously awarded by the Company pursuant to its employee stock incentive plans. In each case, MascoTech has control over the amount of Company Common Stock it would ultimately acquire, including shares subject to repurchase under the Stock Repurchase Agreement. The aforementioned rights expire 30 days from the date notice is given by MascoTech. To the extent these rights have been exercised at any balance sheet date, the Company would reclassify from permanent capital an amount representative of the repurchase obligation.

     On the basis of amounts paid (declared), cash dividends per common share were $.18 ($.18) in 1996, $.14 ($.11) in 1995 and $.10 ($.11) in 1994.

                                MASCOTECH, INC.

STOCK OPTIONS AND AWARDS:

     The Company's Long-Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1996, outstanding stock-based incentives are in the form of restricted long-term stock awards and stock options.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 480,000, 461,000 and 213,000 shares of Company Common Stock during 1996, 1995 and 1994, respectively, to key employees of the Company and affiliated companies. The weighted average grant date fair value per share of long-term stock awards granted during 1996 and 1995 was $14 and $12, respectively. Compensation expense for the vesting of long-term stock awards was approximately $2.3 million, $4.8 million and $3.3 million in 1996, 1995 and 1994, respectively. The unamortized costs of unvested stock awards, aggregating approximately $26 million at December 31, 1996, are being amortized over the ten-year vesting periods.

     Fixed stock options are granted to key employees of the Company and affiliated companies and have a maximum term of 10 years. The exercise price of each fixed option equals the market price of Company Common Stock on the date of grant. These options either vest no later than 10 years after grant or in installments beginning in the third year and extending through the eighth year after grant.

     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1996 is presented below.

                                                                         (SHARES IN THOUSANDS)
                                                                     1996      1995      1994
                                                                    ------    ------    ------
    Option shares outstanding, January 1........................     3,440     3,620     3,810
      Weighted average exercise price...........................       $ 8       $ 7       $ 7
    Option shares granted.......................................     1,370        --        20
      Weighted average exercise price...........................       $15        --       $24
    Option shares exercised.....................................      (450)     (120)     (170)
      Weighted average exercise price...........................       $ 7       $ 7       $ 6
    Option shares canceled......................................       (70)      (60)      (40)
      Weighted average exercise price...........................       $ 5       $ 5       $ 5
    Option shares outstanding, December 31......................     4,290     3,440     3,620
      Weighted average exercise price...........................       $10       $ 8       $ 7
      Weighted average remaining option term (in years).........       5.3       4.4       5.4
    Option shares exercisable, December 31......................     1,710     1,640     1,080
      Weighted average exercise price...........................       $ 9       $ 9       $ 9

     At December 31, 1996, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $26 per share, the fair market value at the dates of grant.

     At December 31, 1996 and 1995, a combined total of 4,656,000 and 5,646,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of operations. The weighted average grant date fair value of options granted was $6.20 in 1996. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings and earnings per common share in 1996, 1995 and 1994 would not have been material.

                                MASCOTECH, INC.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $11.0 million in 1996, $13.0 million in 1995 and $9.8 million in 1994.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1996:

                                                                      (IN THOUSANDS)
                                                        1996       1995       1994
                                                       -------    -------    -------
Service cost -- benefits earned during the year....    $ 5,230    $ 4,680    $ 4,800
Interest cost on projected benefit obligations.....      6,490      6,330      5,800
Actual (return) loss on assets.....................     (3,970)    (6,540)     1,850
Net amortization and deferral......................       (740)     1,600     (8,240)
                                                       -------    -------    -------
Net periodic pension cost..........................    $ 7,010    $ 6,070    $ 4,210
                                                       =======    =======    =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                         1996      1995      1994
                                                        ------    ------    ------
Discount rate for obligations.......................     7.50%     7.25%     8.50%
Rate of increase in compensation levels.............     5.00%     5.00%     5.00%
Expected long-term rate of return on plan assets....    11.00%    11.00%    13.00%

     The funded status of the Company's defined-benefit pension plans at December 31, 1996 and 1995 is as follows:

                                                                        (IN THOUSANDS)
                                                              1996           1995
                                                           -----------    -----------
                                                           ACCUMULATED    ACCUMULATED
                                                            BENEFITS       BENEFITS
                                                             EXCEED         EXCEED
RECONCILIATION OF FUNDED STATUS                              ASSETS         ASSETS
-------------------------------                            -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation............................     $ 72,450       $ 70,960
                                                            ========       ========
  Accumulated benefit obligation.......................     $ 77,380       $ 76,370
                                                            ========       ========
  Projected benefit obligation.........................     $ 89,620       $ 89,410
Assets at fair value...................................       59,710         54,480
                                                            --------       --------
  Projected benefit obligation in excess of plan
     assets............................................      (29,910)       (34,930)
Reconciling items:
  Unrecognized net loss................................       14,690         22,350
  Unrecognized prior service cost......................        8,050          7,540
  Unrecognized net asset at transition.................         (930)        (1,060)
  Adjustment required to recognize minimum liability...      (12,580)       (15,810)
                                                            --------       --------
Accrued pension cost...................................     $(20,680)      $(21,910)
                                                            ========       ========

                                MASCOTECH, INC.

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     The Company records its postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with SFAS No. 106, the Company recognizes the transition obligation on a prospective basis with the net transition obligation amortized over 20 years. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1996, 1995 and 1994:

                                                                            (IN THOUSANDS)
                                                                 1996      1995      1994
                                                                ------    ------    ------
Service cost................................................    $  400    $  300    $  400
Interest cost...............................................     1,600     1,900     1,800
Net amortization............................................       800     1,100     1,300
                                                                ------    ------    ------
Net periodic postretirement benefit cost....................    $2,800    $3,300    $3,500
                                                                ======    ======    ======

     Postretirement benefit obligations, none of which are funded, are summarized as follows at December 31, 1996 and 1995:

                                                                      (IN THOUSANDS)
                                                                  1996        1995
                                                                --------    --------
Accumulated postretirement benefit obligations:
  Retirees..................................................     $13,900    $ 18,400
  Fully eligible active plan participants...................         800         900
  Other active participants.................................       5,300       5,600
                                                                --------    --------
Total accumulated postretirement benefit obligation.........      20,000      24,900
  Unrecognized prior service cost...........................        (300)         --
  Unrecognized net gain.....................................         700         400
  Unamortized transition obligation.........................     (11,000)    (16,000)
                                                                --------    --------
Accrued postretirement benefits.............................    $  9,400    $  9,300
                                                                ========    ========

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in both 1996 and 1995. The assumed health care cost trend rate in 1996 was 12 percent, decreasing to an ultimate rate in the year 2002 of seven percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $1.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.2 million. Included in the Company's 1994 charge for the disposition of certain businesses are curtailment costs for postretirement benefit obligations relating to these businesses of approximately $3.7 million.

                                MASCOTECH, INC.

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

        Specialty Products:

           Other Industrial -- Principally doors, windows, security grilles and office panels and partitions for commercial and residential markets.

     The Company's export sales approximated $75 million, $85 million and $102 million in 1996, 1995 and 1994, respectively.

     Corporate assets consist primarily of cash and cash investments, marketable securities, equity and other investments in affiliates and notes receivable.

                                MASCOTECH, INC.

                                                                                      (IN THOUSANDS)

                                              NET SALES                   OPERATING PROFIT (LOSS)(B)
                                 ------------------------------------   -------------------------------
                                    1996         1995         1994        1996       1995       1994
                                 ----------   ----------   ----------   --------   --------   ---------
The Company's operations by
  industry segment are:
Transportation-Related Products
  and Services (A).............  $1,151,000   $1,340,000   $1,332,000   $ 90,000   $144,000   $ (55,000)
Specialty Products:
  Other Industrial.............     130,000      338,000      370,000      1,000     (3,000)   (196,000)
                                 ----------   ----------   ----------   --------   --------   ---------
      Total....................  $1,281,000   $1,678,000   $1,702,000     91,000    141,000    (251,000)
                                 ==========   ==========   ==========
Other income (expense), net....                                            8,000     (9,000)     13,000
General corporate expense......                                          (22,000)   (32,000)    (26,000)
                                                                        --------   --------   ---------
Income (loss) from continuing
  operations before income
  taxes (credit), extraordinary
  item and cumulative effect of
  accounting change, net.......                                         $ 77,000   $100,000   $(264,000)
                                                                        ========   ========   =========
Corporate assets...............
      Total assets.............
Foreign Operations (F).........  $  170,000   $  166,000   $  116,000   $ 17,000   $ 22,000   $  16,000
                                 ==========   ==========   ==========   ========   ========   =========

                                                       (IN THOUSANDS)
                                          ASSETS EMPLOYED AT
                                            DECEMBER 31(C)
                                 ------------------------------------
                                    1996         1995         1994
                                 ----------   ----------   ----------
The Company's operations by
  industry segment are:
Transportation-Related Products
  and Services (A).............  $  742,000   $  870,000   $  796,000
Specialty Products:
  Other Industrial.............      55,000      150,000      181,000
                                 ----------   ----------   ----------
      Total....................     797,000    1,020,000      977,000

Other income (expense), net....
General corporate expense......

Income (loss) from continuing
  operations before income
  taxes (credit), extraordinary
  item and cumulative effect of
  accounting change, net.......

Corporate assets...............     432,000      419,000      554,000
                                 ----------   ----------   ----------
      Total assets.............  $1,229,000   $1,439,000   $1,531,000
                                 ==========   ==========   ==========
Foreign Operations (F).........  $  155,000   $  140,000   $   93,000
                                 ==========   ==========   ==========

                                                                                                        DEPRECIATION AND
                                                                   PROPERTY ADDITIONS(D)                 AMORTIZATION(E)
                                                               -----------------------------     -------------------------------
                                                                1996       1995       1994        1996        1995        1994
                                                               -------   --------   --------     -------     -------     -------
The Company's operations by industry segment are:
Transportation-Related Products and Services................   $41,000   $ 96,000   $101,000     $44,000     $45,000     $48,000
Specialty Products:
  Other Industrial..........................................     3,000     14,000     14,000       2,000       7,000      19,000
                                                               -------   --------   --------     -------     -------     -------
      Total.................................................   $44,000   $110,000   $115,000     $46,000     $52,000     $67,000
                                                               =======   ========   ========     =======     =======     =======

(A) Included within this segment are sales to one customer of $232 million, $397 million and $361 million in 1996, 1995 and 1994, respectively; sales to another customer of $146 million, $182 million and $225 million in 1996, 1995 and 1994, respectively; sales to a third customer of $122 million, $178 million and $212 million in 1996, 1995 and 1994, respectively; and sales to a fourth customer of $155 million, $136 million and $111 million in 1996, 1995 and 1994, respectively.

(B) Operating profit in 1996 includes a $32 million pre-tax loss principally from the sale of MascoTech Stamping Technologies, Inc. This charge impacted the Company's Transportation-Related Products and Services industry segment. Operating profit in 1995 includes $25 million in net gains resulting from sales of non-core businesses in the third quarter. These net gains were substantially offset by reductions in the estimated proceeds the Company expected to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million. The net gains (charge) impact the Company's industry segments as follows:
    Transportation-Related Products and Services -- $21 million and Specialty Products -- $(2) million. The remaining $(14) million of the net gains (charge) was allocated to General Corporate Expense. Operating loss in 1994 includes the impact of a pre-tax charge in the amount of $400 million for the disposition of businesses. The charge impacts the Company's industry segments as follows: Transportation-Related Products and Services -- $196 million and Specialty Products -- $191 million. The remaining $13 million of the charge was allocated to General Corporate Expense.

(C) Assets employed at December 31, 1996, 1995 and 1994 include net assets related to the disposition of certain operations (see "Dispositions of Operations" note).

(D) Property additions include approximately $2 million and $14 million in 1996 and 1995, respectively, of capital expenditures for those businesses held for disposition related to the plan adopted in late 1994.

(E) Depreciation and amortization expense include approximately $5 million in 1995 of expense for those businesses held for disposition related to the plan adopted in late 1994.

(F) The Company's foreign operations are located principally in Western Europe.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                             (IN THOUSANDS)
                                                                 1996       1995      1994
                                                                -------    ------    -------
Other, net:
  Net realized and unrealized gains (losses) from marketable
     securities.............................................    $  (160)   $  730    $ 4,360
  Gains from sales of TriMas common stock...................      --         --       17,900
  Interest income...........................................      1,160     2,390      5,490
  Dividend income...........................................        420       950      2,880
  Other, net................................................     (4,020)      780      2,750
                                                                -------    ------    -------
                                                                $(2,600)   $4,850    $33,380
                                                                =======    ======    =======

     Gains and losses realized from sales of marketable securities and gains from sales of common stock of equity affiliates are determined on a specific identification basis at the time of sale.

INCOME TAXES:

                                                                      (IN THOUSANDS)
                                                     1996        1995        1994
                                                    -------    --------    ---------
Income (loss) from continuing operations before
  income taxes (credit), extraordinary item and
  cumulative effect of accounting change, net:
     Domestic...................................    $59,870    $ 78,870    $(280,900)
     Foreign....................................     17,350      21,410       16,410
                                                    -------    --------    ---------
                                                    $77,220    $100,280    $(264,490)
                                                    =======    ========    =========
Provision for income taxes (credit):
  Federal, current..............................    $16,170    $(24,210)   $  36,660
  State and local...............................      4,650       6,110        8,880
  Foreign, current..............................      7,840       7,860       (7,850)
  Deferred, principally federal.................      8,640      51,330      (67,760)
                                                    -------    --------    ---------
     Income taxes (credit) on income (loss) from
       continuing operations before
       extraordinary item and cumulative effect
       of accounting change, net................    $37,300    $ 41,090    $ (30,070)
                                                    =======    ========    =========

                                MASCOTECH, INC.

     The components of deferred taxes at December 31, 1996 and 1995 are as follows:

                                                                  (IN THOUSANDS)
                                                               1996        1995
                                                             --------    --------
Deferred tax assets:
  Inventories............................................    $  2,860    $  3,550
  Expected capital loss benefit related to net assets of
     businesses held for disposition.....................       --         15,600
  Accrued liabilities and other, principally expected
     ordinary loss benefit related to net assets of
     businesses held for disposition.....................      35,170      37,250
  Alternative minimum tax................................       6,750       --
                                                             --------    --------
                                                               44,780      56,400
                                                             --------    --------
Deferred tax liabilities:
  Property and equipment.................................      59,580      71,610
  Other, principally equity investments in affiliates....      57,370      45,280
                                                             --------    --------
                                                              116,950     116,890
                                                             --------    --------
Net deferred tax liability...............................    $ 72,170    $ 60,490
                                                             ========    ========

     Net current and non-current assets of businesses held for disposition at December 31, 1995 include approximately $41 million of the foregoing deferred tax assets.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes (credit) allocated to income
(loss) from continuing operations before income taxes (credit), extraordinary item and cumulative effect of accounting change, net:

                                                                       (IN THOUSANDS)
                                                       1996       1995        1994
                                                      -------    -------    --------
U.S. federal statutory rate.......................        35%        35%         35%
                                                      -------    -------    --------
Tax (credit) at U.S. federal statutory rate.......    $27,020    $35,100    $(92,570)
State and local taxes, net of federal tax
  benefit.........................................      3,020      3,970       5,770
Higher effective foreign tax rate.................      2,100      2,710       3,380
Tax benefit on distributed foreign earnings,
  net.............................................      --         --         (4,200)
Non-deductible portion of charge for disposition
  of businesses...................................      5,780      --         54,600
Amortization in excess of tax, net................       (140)     1,630       2,190
Other, net........................................       (480)    (2,320)        760
                                                      -------    -------    --------
  Income taxes (credit) from continuing operations
     before extraordinary item and cumulative
     effect of accounting change, net.............    $37,300    $41,090    $(30,070)
                                                      =======    =======    ========

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                                                 (IN THOUSANDS)
                                                             1996                  1995
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
Cash and cash investments...........................  $ 19,400   $ 19,400   $ 16,380   $ 16,380
Marketable securities, notes receivable and other
  assets............................................  $124,270   $125,460   $ 38,710   $ 38,990
Long-term debt:
  Bank debt.........................................  $265,000   $265,000   $375,000   $375,000
  4 1/2% Convertible Subordinated Debentures........  $310,000   $252,650   $310,000   $244,900
  6 5/8% Note due Masco Corporation.................  $151,380   $151,380      --         --
  Other long-term debt..............................  $ 26,020   $ 24,490   $ 16,910   $ 15,330

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                         FOR THE QUARTERS ENDED
                                                ------------------------------------------------------------------------
                                                DECEMBER             SEPTEMBER               JUNE                MARCH
                                                  31ST                 30TH                  30TH                 31ST
                                                --------             ---------             --------             --------
1996:
-----
Net sales...................................    $271,450             $290,790              $345,060             $373,920
Gross profit................................    $ 58,160             $ 55,580              $ 57,930             $ 61,440
Income (loss) before accounting change item:
  Income (loss).............................    $ 16,450             $ 19,390              $ (6,660)            $ 10,740
  Per common and common equivalent share:
          Primary...........................        $.29                 $.28                 $(.18)                $.16
          Assuming full dilution............        $.28                 $.28                 $(.18)                $.17
Net income (loss):
  Income (loss).............................    $ 16,450             $ 19,390              $ (6,660)            $ 22,440
  Income (loss) attributable to common
     stock..................................    $ 13,210             $ 16,150              $ (9,900)            $ 19,200
  Per common and common equivalent share:
          Primary...........................        $.29                 $.28                 $(.18)                $.33
          Assuming full dilution............        $.28                 $.28                 $(.18)                $.32
Market price per common share:
  High......................................         $17                  $15 1/2               $16 1/8              $13 5/8
  Low.......................................         $13 1/2              $13                   $12 1/2              $10 3/8
1995:
-----
Net sales...................................    $389,010             $404,900              $439,290             $445,010
Gross profit................................    $ 67,570             $ 67,050              $ 69,250             $ 76,460
Net income:
  Income....................................    $ 14,670             $ 15,960              $ 15,100             $ 13,460
  Income attributable to common stock.......    $ 11,430             $ 12,720              $ 11,860             $ 10,220
  Per common share..........................        $.20                 $.22                  $.21                 $.18
Market price per common share:
  High......................................         $12 1/2              $13 3/4               $12 7/8              $13 1/2
  Low.......................................         $10                  $11 1/4               $10 1/2              $11 3/8

     Since dilution occurs in the first quarter 1996, earnings per common share is presented on a fully diluted basis. However, earnings per common share on income before accounting change item is anti-dilutive.

     Results for the second quarter 1996 include an after-tax loss of approximately $26 million related to the sale of MascoTech Stamping Technologies, Inc.

     Net income for the first quarter of 1996 includes an after-tax gain of approximately $12 million as a result of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996 which was recorded as a cumulative effect of an accounting change.

     The 1996 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year.

                                MASCOTECH, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

     Results for the third quarter of 1995 include net gains aggregating approximately $25 million from the sale of certain businesses held for disposition. These net gains were offset by reductions in the estimated net proceeds the Company expected to receive from businesses to be sold, aggregating $12 million and by certain exit costs incurred in 1995 aggregating approximately $8 million.

     Results for the second quarter of 1995 include pre-tax income of approximately $5 million as a result of gains associated with the sale of common stock through a public offering by an equity affiliate.

     The following supplemental unaudited financial data combine the Company with TriMas and have been presented for analytical purposes. The Company had a common equity ownership interest in TriMas of approximately 41 percent at December 31, 1996 and December 31, 1995. The interests of the other common shareholders are reflected below as "Equity of other shareholders of TriMas." All significant intercompany transactions have been eliminated.

                                                                (IN THOUSANDS)
                                                            AT DECEMBER 31
                                                         ---------------------
                                                           1996        1995
                                                         ---------   ---------
Current assets.........................................  $ 676,590   $ 718,340
Current liabilities....................................   (241,690)   (241,390)
                                                         ---------   ---------
     Working capital...................................    434,900     476,950
Property and equipment, net............................    583,000     640,150
Excess of cost over net assets of acquired companies...    183,690     200,210
Other assets...........................................    320,330     355,880
Bank and other debt....................................   (935,460)   (889,110)
Deferred income taxes and other long-term
  liabilities..........................................   (193,090)   (170,780)
Equity of other shareholders of TriMas.................   (228,410)   (198,120)
                                                         ---------   ---------
     Equity of shareholders of MascoTech...............  $ 164,960   $ 415,180
                                                         =========   =========

                                                                  (IN THOUSANDS)
                                               FOR THE YEARS ENDED DECEMBER 31
                                             ------------------------------------
                                                1996         1995         1994
                                             ----------   ----------   ----------
Net sales..................................  $1,877,080   $2,227,850   $2,232,430
                                             ==========   ==========   ==========
Operating profit (loss)....................  $  173,620   $  207,490   $ (186,450)
                                             ==========   ==========   ==========
Income (loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting change, net.........  $   39,920   $   59,190   $ (234,420)
                                             ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

          (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, consist of the following:

                        Consolidated Balance Sheet

                        Consolidated Statement of Operations

                        Consolidated Statement of Cash Flows

                        Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules.

              (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1996, 1995 and 1994, consists of the following:

               II. Valuation and Qualifying Accounts

             (ii) (A) TriMas Corporation and Subsidiaries Consolidated Financial
                      Statements appended hereto, as required at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, consist of the following:

                        Consolidated Statements of Income

                        Consolidated Balance Sheets

                        Consolidated Statements of Cash Flows

                        Notes to Consolidated Financial Statements

                 (B) TriMas Corporation and Subsidiaries Financial Statement
                     Schedule appended hereto, as required for the years ended December 31, 1996, 1995 and 1994, consists of the following:

                     II. Valuation and Qualifying Accounts

        (3) Exhibits.

            3.i         Restated Certificate of Incorporation of MascoTech, Inc. and
                        amendments thereto.(2)
            3.ii        Bylaws of MascoTech, Inc., as amended.(6)
            4.a.i       Indenture dated as of November 1, 1986 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Morgan
                        Guaranty Trust Company of New York, as Trustee, and
                        Directors' resolutions establishing the Company's 4 1/2%
                        Convertible Subordinated Debentures Due 2003.(4)
            4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee
                        dated as of August 4, 1994 among MascoTech, Inc., Morgan
                        Guaranty Trust Company of New York and The First National
                        Bank of Chicago.(3)
            4.a.iii     Supplemental Indenture dated as August 5, 1994 between
                        MascoTech, Inc. and The First National Bank of Chicago, as
                        trustee.(3)
            4.b         Credit Agreement dated as of February 28, 1997, by and among
                        MascoTech, Inc., the banks party thereto, NBD Bank, as agent for the banks, and Comerica Bank, The Bank of New York,
                        NationsBank, N.A. and Bank of America Illinois, as
                        co-agents.

            4.c         Credit Agreement dated February 1, 1993 among TriMas
                        Corporation, certain banks party thereto and NationsBank of
                        North Carolina, N.A. (now known as NationsBank, N.A.
                        (Carolinas)), as Agent(7), and First Amendment dated as of
                        June 30, 1995.(1)
            NOTE:       Other instruments, notes or extracts from agreements
                        defining the rights of holders of long-term debt of
                        MascoTech, Inc. or its subsidiaries have not been filed
                        since (i) in each case the total amount of long-term debt
                        permitted thereunder does not exceed 10% of MascoTech,
                        Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the
                        Securities and Exchange Commission upon request.
            10.a        Assumption and Indemnification Agreement dated as of May 1,
                        1984 between Masco Industries, Inc. (now known as MascoTech,
                        Inc.) and Masco Corporation.(1)
            10.b        Corporate Services Agreement dated as of January 1, 1987
                        between Masco Industries, Inc. (now known as MascoTech,
                        Inc.) and Masco Corporation(7) and Amendment No. 1 dated as of October 31, 1996.(8)
            10.c        Corporate Opportunities Agreement dated as of May 1, 1984
                        between Masco Industries, Inc. (now known as MascoTech,
                        Inc.) and Masco Corporation(1) and Amendment No. 1 dated as of October 31, 1996.(8)
            10.d        Stock Repurchase Agreement dated as of May 1, 1984 between
                        Masco Industries, Inc. (now known as MascoTech, Inc.) and
                        Masco Corporation and related letter dated September 20,
                        1985, Amendment to Stock Repurchase Agreement dated as of
                        December 20, 1990 and Agreement dated as of November 23,
                        1993 including an amendment to Stock Repurchase
                        Agreement.(4)
            10.e        Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
                        between MascoTech, Inc. and Masco Corporation, including
                        form of Note(5), Agreement dated as of November 23, 1993
                        relating thereto(4), and Amendment No. 1 to the Securities
                        Purchase Agreement dated as of October 31, 1996.(8)
            10.f        Registration Agreement dated as of March 31, 1993 between
                        Masco Industries, Inc. (now known as MascoTech, Inc.) and
                        Masco Corporation.(2)
            10.g        Stock Purchase Agreement dated as of October 15, 1996
                        between Masco Corporation and MascoTech. Inc.(8) and related promissory note.
            10.h        Stock Purchase Agreement dated as of October 15, 1996
                        between Richard A. Manoogian and MascoTech, Inc.(8) and
                        related promissory note.
            NOTE:       Exhibits 10.i through 10.r constitute the management
                        contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
            10.i        MascoTech, Inc. 1991 Long Term Stock Incentive Plan
                        (Restated December 6, 1995).(1)
            10.j        MascoTech, Inc. 1984 Restricted Stock Incentive Plan
                        (Restated December 6, 1995).(1)
            10.k        MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
                        1995).(1)
            10.l        Masco Corporation 1991 Long Term Stock Incentive Plan.
                        (Restated December 6, 1995).(1)
            10.m        Masco Corporation 1988 Restricted Stock Incentive Plan
                        (Restated December 6, 1995).(1)
            10.n        Masco Corporation 1988 Stock Option Plan (Restated December
                        6, 1995).(1)
            10.o        Masco Corporation 1984 Stock Option Plan (Restated December
                        6, 1995).(1)
            10.p        MascoTech, Inc. Supplemental Executive Retirement and
                        Disability Plan.(2)
            10.q        MascoTech, Inc. Benefits Restoration Plan.(2)
            10.r        Form of Agreement dated June 29, 1989 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and certain of its officers(2), and acknowledgement of amendment thereto by Richard A. Manoogian (filed as part of Exhibit 10.v).

            10.s        Assumption and Indemnification Agreement dated as of
                        December 27, 1988 between Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas Corporation.(7)
            10.t        Corporate Opportunities Agreement dated as of December 27,
                        1988 among Masco Industries, Inc. (now known as MascoTech,
                        Inc.), Masco Corporation and TriMas Corporation.(7)
            10.u        Stock Repurchase Agreement dated as of December 27, 1988
                        among Masco Industries, Inc. (now known as MascoTech, Inc.),
                        Masco Corporation and TriMas Corporation.(7)
            10.v        Registration Agreement dated as of December 27, 1988 among
                        Masco Industries, Inc. (now known as MascoTech, Inc.), Masco
                        Corporation and TriMas Corporation(6), Amendment dated as of
                        April 21, 1992 (filed herewith), Amendment to Registration
                        Agreement dated as of January 5, 1993(6), Amendment to
                        Registration Agreement dated as of May 26, 1994(2), and
                        Amendment to Registration Agreement dated as of May 15, 1996
                        (filed herewith).
            10.w        Stock Purchase Agreement between Masco Corporation and Masco
                        Industries, Inc. (now known as MascoTech, Inc.) dated as of
                        December 23, 1991 (regarding Masco Capital Corporation).
            10.x        Bridge Credit Agreement dated as of January 3, 1997 among
                        MSX International, Inc., Citicorp Venture Capital, Ltd. and
                        MascoTech, Inc.
            11          Computation of Earnings (Loss) Per Common Share.
            12          Computation of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends.
            21          List of Subsidiaries.
            23.a        Consent of Coopers & Lybrand L.L.P. relating to MascoTech,
                        Inc.'s Financial Statements and Financial Statement
                        Schedule.
            23.b        Consent of Coopers & Lybrand L.L.P. relating to TriMas
                        Corporation's Financial Statements and Financial Statement
                        Schedule.
            27          Financial Data Schedule.

---------------
 (1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report of Form 10-K for the year ended December 31, 1995.

 (2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

 (3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

 (4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

 (5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

 (6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated June 22, 1993.

 (7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992.

 (8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 13, 1996.

THE COMPANY WILL FURNISH ANY OF ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (B) REPORTS ON FORM 8-K.

        (1) A Current Report on Form 8-K dated November 13, 1996 was filed by MascoTech, Inc. during the quarter ended December 31, 1996 reporting under Item 2. "Acquisition or Disposition of Assets," the Company's purchase from Masco Corporation of shares of the Company's common stock and warrants to purchase common stock. Included under Item 7 of such report was the following pro forma financial information:

              (i) MascoTech, Inc. Pro Forma Consolidated Condensed Income
                  Statement for year ended December 31, 1995 (Unaudited)

             (ii) MascoTech, Inc. Pro Forma Consolidated Condensed Income
                  Statement for the six months ended June 30, 1996 (Unaudited)

            (iii) MascoTech, Inc. Pro Forma Consolidated Condensed Balance Sheet
                  as of June 30, 1996 (Unaudited)

        (2) A Current Report on Form 8-K dated January 20, 1997 was filed by MascoTech, Inc. during the quarter ended March 31, 1997 reporting under Item 2. "Acquisition or Disposition of Assets," the Company's sale of its Technical Services Group to MSX International, Inc. Included under Item 7 of such report was the following pro forma financial information:

              (i) MascoTech, Inc. Pro Forma Condensed Consolidated Statement of
                  Income for year ended December 31, 1995 (Unaudited)

             (ii) MascoTech, Inc. Pro Forma Condensed Consolidated Statement of
                  Income for the nine months ended September 30, 1996
                  (Unaudited)

            (iii) MascoTech, Inc. Pro Forma Condensed Consolidated Balance Sheet
                  as of September 30, 1996 (Unaudited)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MASCOTECH, INC.

                                          By:       /s/ TIMOTHY WADHAMS
                                            ------------------------------------
                                                      TIMOTHY WADHAMS
                                              Vice President -- Controller and
                                                          Treasurer

March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

          /s/ RICHARD A. MANOOGIAN                 Chairman of the Board
---------------------------------------------        and Chief Executive Officer
            RICHARD A. MANOOGIAN

PRINCIPAL FINANCIAL AND
  ACCOUNTING OFFICER:

             /s/ TIMOTHY WADHAMS                   Vice President -- Controller
---------------------------------------------        and Treasurer
               TIMOTHY WADHAMS

             /s/ ERWIN H. BILLIG                   Director                                         March 26, 1997
---------------------------------------------
               ERWIN H. BILLIG

              /s/ PETER A. DOW                     Director
---------------------------------------------
                PETER A. DOW

         /s/ EUGENE A. GARGARO, JR.                Director
---------------------------------------------
           EUGENE A. GARGARO, JR.

             /s/ JOHN A. MORGAN                    Director
---------------------------------------------
               JOHN A. MORGAN

            /s/ ROGER T. FRIDHOLM                  Director
---------------------------------------------
              ROGER T. FRIDHOLM

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Schedules, as required for the years ended December 31, 1996, 1995 and 1994:

                                                                PAGE
                                                                ----

II. Valuation and Qualifying Accounts.......................     F-2
TriMas Corporation and Subsidiaries Consolidated Financial
  Statements and Financial Statement Schedule...............     F-3

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

            COLUMN A                  COLUMN B              COLUMN C               COLUMN D       COLUMN E
---------------------------------    ----------    ---------------------------    ----------    -------------
                                                            ADDITIONS
                                                   ---------------------------
                                                                     CHARGED
                                     BALANCE AT      CHARGED       (CREDITED)
                                     BEGINNING       TO COSTS       TO OTHER                     BALANCE AT
           DESCRIPTION               OF PERIOD     AND EXPENSES     ACCOUNTS      DEDUCTIONS    END OF PERIOD
---------------------------------    ----------    ------------    -----------    ----------    -------------
                                                                       (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1996...........................    $1,880,000     $  890,000     $    20,000    $  790,000     $2,000,000
                                     ==========     ==========     ===========    ==========     ==========
  1995...........................    $1,590,000     $  400,000     $   410,000    $  520,000     $1,880,000
                                     ==========     ==========     ===========    ==========     ==========
  1994...........................    $5,130,000     $3,480,000     $(4,310,000)   $2,710,000     $1,590,000
                                     ==========     ==========     ===========    ==========     ==========

NOTES:

(A) Allowance of companies reclassified for businesses held for disposition, and other adjustments, net in 1996, 1995 and 1994. Allowance of companies acquired, and other adjustments, net in 1995.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of TriMas Corporation:

     We have audited the consolidated financial statements and the financial statement schedule of TriMas Corporation and subsidiaries listed in Item 14(a)(2)(ii)(A) and (B) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriMas Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 11, 1997

                               TRIMAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                        1996             1995             1994
                                                    -------------    -------------    -------------
Net sales.......................................    $ 600,230,000    $ 553,490,000    $ 535,480,000
Cost of sales...................................     (403,380,000)    (371,470,000)    (361,520,000)
Selling, general and administrative expenses....      (92,560,000)     (83,340,000)     (82,560,000)
                                                    -------------    -------------    -------------
  Operating profit..............................      104,290,000       98,680,000       91,400,000
Interest expense................................      (10,810,000)     (13,530,000)     (12,930,000)
Other, net (principally interest income)........        7,110,000        6,690,000        5,030,000
                                                    -------------    -------------    -------------
  Income before income taxes....................      100,590,000       91,840,000       83,500,000
Income taxes....................................       39,230,000       35,820,000       33,400,000
                                                    -------------    -------------    -------------
  Net income....................................    $  61,360,000    $  56,020,000    $  50,100,000
                                                    =============    =============    =============
Earnings per common share:
  Primary.......................................            $1.66            $1.51            $1.35
                                                    =============    =============    =============
  Fully diluted.................................            $1.55            $1.42            $1.28
                                                    =============    =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    1996            1995
                                                                ------------    ------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $105,890,000    $ 92,390,000
  Receivables...............................................      80,390,000      71,200,000
  Inventories...............................................      92,210,000      85,490,000
  Other current assets......................................       4,130,000       2,510,000
                                                                ------------    ------------
          Total current assets..............................     282,620,000     251,590,000
Property and equipment......................................     194,540,000     173,700,000
Excess of cost over net assets of acquired companies........     174,710,000     144,860,000
Other assets................................................      44,800,000      46,210,000
                                                                ------------    ------------
            Total assets....................................    $696,670,000    $616,360,000
                                                                ============    ============
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 33,750,000    $ 24,390,000
  Other current liabilities.................................      45,430,000      29,740,000
                                                                ------------    ------------
          Total current liabilities.........................      79,180,000      54,130,000
Deferred income taxes and other.............................      39,920,000      36,360,000
Long-term debt..............................................     187,120,000     187,200,000
                                                                ------------    ------------
          Total liabilities.................................     306,220,000     277,690,000
                                                                ------------    ------------
Shareholders' equity:
  Common stock, $.01 par value, authorized 100 million
     shares, outstanding 36.6 million shares................         370,000         370,000
  Paid-in capital...........................................     155,690,000     155,430,000
  Retained earnings.........................................     238,290,000     185,370,000
  Cumulative translation adjustments........................      (3,900,000)     (2,500,000)
                                                                ------------    ------------
          Total shareholders' equity........................     390,450,000     338,670,000
                                                                ------------    ------------
            Total liabilities and shareholders' equity......    $696,670,000    $616,360,000
                                                                ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1996            1995            1994
                                                       ------------    ------------    ------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income....................................    $ 61,360,000    $ 56,020,000    $ 50,100,000
     Adjustments to reconcile net income to net
       cash from operations:
          Depreciation and amortization............      22,930,000      21,480,000      20,580,000
          Deferred income taxes....................       2,100,000       5,560,000       3,210,000
          (Increase) decrease in receivables.......      (1,460,000)     (4,670,000)     (7,280,000)
          (Increase) decrease in inventories.......      (2,430,000)     (5,930,000)     (2,860,000)
          Increase (decrease) in accounts payable
            and accrued liabilities................       7,320,000      (2,500,000)      5,110,000
          Other, net...............................       1,260,000      (3,710,000)     (1,190,000)
                                                       ------------    ------------    ------------
            Net cash from operations...............      91,080,000      66,250,000      67,670,000
                                                       ------------    ------------    ------------
  INVESTMENTS:
     Capital expenditures..........................     (26,670,000)    (23,470,000)    (24,310,000)
     Acquisitions, net of cash acquired............     (27,490,000)
                                                       ------------    ------------    ------------
            Net cash from (used for) investments...     (54,160,000)    (23,470,000)    (24,310,000)
                                                       ------------    ------------    ------------
  FINANCING:
     Long-term debt:
          Issuance.................................      27,920,000
          Retirement...............................     (43,280,000)    (51,470,000)       (330,000)
     Common stock dividends paid...................      (8,060,000)     (6,590,000)     (5,130,000)
                                                       ------------    ------------    ------------
            Net cash from (used for) financing.....     (23,420,000)    (58,060,000)     (5,460,000)
                                                       ------------    ------------    ------------
  CASH AND CASH EQUIVALENTS:
     Increase (decrease) for the year..............      13,500,000     (15,280,000)     37,900,000
     At beginning of the year......................      92,390,000     107,670,000      69,770,000
                                                       ------------    ------------    ------------
       At end of the year..........................    $105,890,000    $ 92,390,000    $107,670,000
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

AFFILIATES

     As of December 31, 1996 MascoTech, Inc.'s common stock ownership in the Company approximated 41.5 percent, and Masco Corporation's common stock ownership approximated 4.3 percent. The Company has a corporate services agreement with Masco Corporation. Under the terms of the agreement, the Company pays a fee to Masco Corporation for various corporate support staff, administrative services, and research and development services. Such fee equals
 .8 percent of the Company's net sales, subject to certain adjustments, and totaled $3.3 million, $3.1 million and $3.0 million in 1996, 1995 and 1994.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996 the Company had $84.8 million invested in prime commercial paper of several United States issuers having the highest rating given by one of the two principal rating agencies.

RECEIVABLES

     Receivables are presented net of an allowance for doubtful accounts of $1.9 million and $1.5 million at December 31, 1996 and 1995.

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

                               TRIMAS CORPORATION

NOTE 1. ACCOUNTING POLICIES (CONTINUED)

40 years. At December 31, 1996 and 1995, accumulated amortization of the excess of cost over net assets of acquired companies and other intangible assets was $36.6 million and $31.3 million. Amortization expense was $5.3 million, $5.0 million and $5.3 million in 1996, 1995 and 1994.

     As of each balance sheet date management assesses whether there has been an impairment in the value of excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment at December 31, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of financial instruments classified in the balance sheet as current assets and current liabilities approximate fair values. The fair value of notes receivable, a portion of which is included in both receivables and other assets, based on discounted cash flows using current interest rates, approximates the carrying value of $9.6 million at December 31, 1996.

     The carrying amount of borrowings from banks approximates fair value as the floating rates applicable to this debt generally reflect changes in overall market interest rates. The fair value of the Company's Convertible Subordinated Debentures, based on quoted market prices, was $124.8 million at December 31, 1996 and $112.7 million at December 31, 1995, as compared to the carrying value on such dates of $115.0 million.

FOREIGN CURRENCY TRANSLATION

     Net assets of the Company's operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments deferred and included as a separate component of shareholders' equity. Revenues and expenses are translated at the average rates of exchange during the period.

EARNINGS PER COMMON SHARE

     Primary earnings per common share in 1996, 1995 and 1994 were calculated on the basis of 37.0 million weighted average common and common equivalent shares outstanding. Fully diluted earnings per common share in 1996, 1995 and 1994 were calculated on the basis of 42.1 million weighted average common and common equivalent shares outstanding.

                               TRIMAS CORPORATION

NOTE 2. ACQUISITIONS

     In June 1996 the Company acquired Queensland Towbars Pty. Ltd. ("Queensland"), in July it acquired The Englass Group Limited ("Englass"), and in the fourth quarter it acquired Heinrich Stolz GmbH ("Stolz") and Beaumont Bolt & Gasket Co. ("Beaumont"), all for an aggregate $54.2 million of cash and assumed liabilities. The acquisitions were accounted for as purchases. The aggregate excess of cost over net assets acquired of $28.8 million is being amortized on a straight-line basis over 40 years. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates. Additional purchase price amounts, contingent upon the achievement of specified levels of future profitability by certain of the businesses, may be payable in 1997. These payments, if required, will be recorded as additional excess of cost over net assets of acquired companies.

     Englass is a United Kingdom-based supplier of specialty dispensing and packaging products with applications in toiletry, pharmaceutical, veterinary, food and consumer household markets. Stolz, based in Neunkirchen, Germany, manufactures a wide variety of closures for industrial packaging markets. Queensland is Australia's second largest manufacturer of vehicle hitches and towing products. Beaumont, based in Texas, manufactures and distributes specialty metallic and nonmetallic gaskets, and complementary bolts and fasteners used in the refinery, chemical and petrochemical industries.

     On a pro forma, unaudited basis, as if the 1996 acquisitions had all occurred as of January 1, 1995, net sales, net income, primary earnings per common share and fully diluted earnings per common share for 1996 would have been $631.5 million, $63.1 million, $1.71 and $1.59, and net sales, net income, primary earnings per common share and fully diluted earnings per common share for 1995 would have been $592.6 million, $57.6 million, $1.56 and $1.46.

NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                         (IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
Interest paid...............................................     $10,610     $13,560     $12,110
                                                                 =======     =======     =======
Income taxes paid...........................................     $33,180     $30,690     $30,440
                                                                 =======     =======     =======
Significant noncash transactions:
  Common stock dividends declared, payable in subsequent
     year...................................................     $ 2,200     $ 1,830     $ 1,460
                                                                 =======     =======     =======
  Assumption of liabilities as partial consideration for the
     assets of companies acquired...........................     $26,720
                                                                 =======
  Increase in obligation, including accrued interest, to
     former owner, MascoTech, Inc., of business acquired,
     recorded as additional excess of cost over net assets
     of acquired companies..................................     $ 5,850
                                                                 =======

                               TRIMAS CORPORATION

NOTE 4. INVENTORIES

                                                                     (IN THOUSANDS)
                                                                 AT DECEMBER 31,
                                                                ------------------
                                                                 1996       1995
                                                                -------    -------
Finished goods..............................................    $53,380    $47,490
Work in process.............................................     14,340     14,200
Raw material................................................     24,490     23,800
                                                                -------    -------
                                                                $92,210    $85,490
                                                                =======    =======

NOTE 5. PROPERTY AND EQUIPMENT

                                                                      (IN THOUSANDS)
                                                                  AT DECEMBER 31,
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
Cost:
  Land and land improvements................................    $ 14,010    $ 13,380
  Buildings.................................................      71,260      65,560
  Machinery and equipment...................................     240,960     211,540
                                                                --------    --------
                                                                 326,230     290,480
Less accumulated depreciation...............................     131,690     116,780
                                                                --------    --------
                                                                $194,540    $173,700
                                                                ========    ========

     Depreciation expense was $17.7 million, $16.4 million and $15.2 million in 1996, 1995 and 1994.

NOTE 6. OTHER CURRENT LIABILITIES

                                                                        (IN THOUSANDS)
                                                                   AT DECEMBER 31,
                                                                ---------------------
                                                                 1996          1995
                                                                -------       -------
Employee wages and benefits.................................    $18,570       $16,010
Amount due former owner, MascoTech, Inc., of business
  acquired..................................................      5,850
Current income taxes........................................      3,810         1,080
Interest....................................................      2,710         2,820
Dividends...................................................      2,200         1,830
Property taxes..............................................      1,930         1,890
Other.......................................................     10,360         6,110
                                                                -------       -------
                                                                $45,430       $29,740
                                                                =======       =======

                               TRIMAS CORPORATION

NOTE 7. LONG-TERM DEBT

                                                                          (IN THOUSANDS)
                                                                    AT DECEMBER 31,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
Borrowings from banks.......................................    $ 68,030       $ 72,000
5% Convertible Subordinated Debentures Due 2003.............     115,000        115,000
Other.......................................................       4,260            410
                                                                --------       --------
                                                                 187,290        187,410
Less current maturities.....................................         170            210
                                                                --------       --------
                                                                $187,120       $187,200
                                                                ========       ========

     At December 31, 1996 borrowings from banks are owing under the Company's domestic $350.0 million revolving credit facility ($33.0 million), its L20.0 million revolving credit facility in England ($19.3 million), its DM 30.0 million revolving credit facility in Germany ($9.0 million) and other borrowing arrangements in Germany ($6.7 million). At December 31, 1995 borrowings from banks were owing under the domestic facility. The domestic facility permits the Company to borrow under several different interest rate options, while the foreign facilities base interest rates on the London Interbank Offered Rate (LIBOR). At December 31, 1996 the blended interest rate on bank borrowings equaled 5.9 percent. The facilities contain certain restrictive covenants, the most restrictive of which, at December 31, 1996, required $270.1 million of shareholders' equity. The Company had available credit of $341.8 million under its revolving credit facilities at December 31, 1996.

     During February 1997 TriMas called for redemption, on March 21, 1997, its outstanding issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The Debentures are convertible at the option of the holders through March 20, 1997 into shares of Company common stock at a conversion price of $22 5/8 per share. The Company currently plans to use long-term borrowings under its domestic revolving credit facility to redeem the Debentures. The redemption price for the Debentures will be 103.33 percent of the principal amount. Any premium and unamortized debt issuance costs associated with the Debentures redeemed will be recorded as an extraordinary charge, on an after tax basis, in the first quarter of 1997.

                               TRIMAS CORPORATION

NOTE 8. SHAREHOLDERS' EQUITY

                                                                                     (IN THOUSANDS)
                                                                            CUMULATIVE
                                             COMMON   PAID-IN    RETAINED   TRANSLATION
                                             STOCK    CAPITAL    EARNINGS   ADJUSTMENTS    TOTAL
                                             ------   --------   --------   -----------   --------
Balance, January 1, 1994...................   $370    $154,190   $ 91,700     $(1,410)    $244,850
  Net income...............................                        50,100                   50,100
  Common stock dividends...................                        (5,490)                  (5,490)
  Other....................................              1,020                    120        1,140
                                              ----    --------   --------     -------     --------
Balance, December 31, 1994.................    370     155,210    136,310      (1,290)     290,600
  Net income...............................                        56,020                   56,020
  Common stock dividends...................                        (6,960)                  (6,960)
  Other....................................                220                 (1,210)        (990)
                                              ----    --------   --------     -------     --------
Balance, December 31, 1995.................    370     155,430    185,370      (2,500)     338,670
  Net income...............................                        61,360                   61,360
  Common stock dividends...................                        (8,440)                  (8,440)
  Other....................................                260                 (1,400)      (1,140)
                                              ----    --------   --------     -------     --------
Balance, December 31, 1996.................   $370    $155,690   $238,290     $(3,900)    $390,450
                                              ====    ========   ========     =======     ========

     On the basis of amounts paid (declared), cash dividends per common share were $.22 ($.23) in 1996, $.18 ($.19) in 1995 and $.14 ($.15) in 1994.

     Under a Stock Repurchase Agreement which expires in December 1998, Masco Corporation and MascoTech, Inc. have the right to sell to the Company, at approximate fair market value, shares of Company common stock following the occurrence of certain events that would result in an increase in their respective ownership percentage of the then outstanding shares of Company common stock. Such events include repurchases of Company common stock initiated by TriMas or any of its subsidiaries, and reacquisitions of Company common stock through forfeitures of shares previously awarded by the Company pursuant to its employee stock incentive plans. In each case, TriMas has control over the amount of Company common stock it would ultimately acquire, including shares subject to repurchase under the Stock Repurchase Agreement. The aforementioned rights expire 30 days from the date notice of an event is given by TriMas and neither Masco Corporation nor MascoTech, Inc. have ever exercised their right to sell Company common stock to the Company. To the extent these rights have been exercised at any balance sheet date, the Company would reclassify from permanent capital an amount representative of the repurchase obligation.

                               TRIMAS CORPORATION

NOTE 9. STOCK OPTIONS AND AWARDS

     The Company's stock incentive plans include the TriMas Corporation 1995 Long Term Stock Incentive Plan, the 1988 Restricted Stock Incentive Plan and the 1988 Stock Option Plan. Company common stock available for grant under these plans includes the 2,000,000 shares initially established under the 1995 plan, plus additional shares resulting from certain reacquisitions of shares by the Company.

     The Company granted long-term incentive awards of Company common stock, net, for 159,071 shares in 1996, 290,588 shares in 1995 and 88,118 shares in 1994, to key employees of the Company. The weighted average fair value per share, on date of grant, of long-term incentive awards granted in 1996 and 1995 was $19.66 and $23.21. Compensation expense recorded in 1996, 1995 and 1994 related to long-term incentive awards was $2.2 million, $1.6 million and $1.2 million. The unamortized costs of incentive awards, aggregating $14.0 million at December 31, 1996, are being amortized over the ten year vesting periods.

     Fixed stock options are granted to key employees of the Company and have a maximum term of ten years. The exercise price of each fixed option equals the market price of the Company's common stock on the date of grant. The options generally vest in installments beginning in the second year and extending through the eighth year after grant. For the three years ended December 31, 1996 stock option information is as follows:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1996         1995         1994
                                                                ---------    ---------    ---------
Options outstanding, January 1..............................      576,064      594,200      604,000
Options granted:
  At option prices per share of $18.38-$25.50...............       16,154        4,864
  Weighted average option price per share...................       $22.12       $23.35
Options exercised:
  At option price per share of $8.88........................       53,661       23,000        9,800
Options outstanding, December 31:
  At option prices per share of $7.50-$8.88.................      517,539      571,200      594,200
     Weighted average option price per share................        $8.45        $8.49        $8.50
     Weighted average remaining term........................    3.5 years    4.6 years    5.6 years
  At option prices per share of $18.38-$25.50...............       21,018        4,864
     Weighted average option price per share................       $22.40       $23.35
     Weighted average remaining term........................    4.3 years    5.3 years
Exercisable, December 31....................................      312,552      260,464      218,000
  Weighted average option price per share...................        $8.94

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock based compensation. Accordingly, no compensation expense has been charged against income for fixed stock option grants. Had compensation expense been determined based on the fair value at the 1996 and 1995 grant dates, consistent with the methodology of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the pro forma effects on the Company's net income and earnings per share would not have been material.

     At December 31, 1996 and 1995, a combined total of 2,011,642 and 2,055,803 shares of Company common stock were available for the granting of options and incentive awards under the aforementioned plans.

                               TRIMAS CORPORATION

NOTE 10. RETIREMENT PLANS

     The Company has noncontributory retirement benefit plans, both defined benefit plans and profit-sharing and other defined contribution plans, for most of its employees.

     The annual expense for all plans was:

                                                                                   (IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 1996         1995         1994
                                                                ------       ------       ------
Defined contribution plans..................................    $2,480       $3,470       $3,320
Defined benefit plans.......................................     2,660        1,690          890
                                                                ------       ------       ------
                                                                $5,140       $5,160       $4,210
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

     Net periodic pension cost of defined benefit plans includes the following components:

                                                                                     (IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                 1996          1995          1994
                                                                -------       -------       -------
Service cost................................................    $ 2,670       $ 2,000       $ 2,490
Interest cost...............................................      3,980         3,570         3,310
Actual (return)/loss on assets..............................     (4,010)       (5,360)        1,820
Net amortization and deferral...............................         20         1,480        (6,730)
                                                                -------       -------       -------
                                                                $ 2,660       $ 1,690       $   890
                                                                =======       =======       =======

     Weighted average rate assumptions used were as follows:

                                                                1996     1995     1994
                                                                -----    -----    -----
Discount rate...............................................     7.5%     7.3%     8.5%
Rate of increase in compensation levels.....................     5.1%     5.1%     5.1%
Expected long-term rate of return on plan assets............    10.6%    10.7%    12.5%

                               TRIMAS CORPORATION

NOTE 10. RETIREMENT PLANS (CONTINUED)

     The following table sets forth the funded status of the defined benefit plans:

                                                                        (IN THOUSANDS)
                                                                       AT DECEMBER 31,
                                                   --------------------------------------------------------
                                                              1996                          1995
                                                   --------------------------    --------------------------
                                                      PLANS          PLANS          PLANS          PLANS
                                                      WHERE          WHERE          WHERE          WHERE
                                                     ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                     EXCEED        BENEFITS        EXCEED        BENEFITS
                                                   ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                    BENEFITS        ASSETS        BENEFITS        ASSETS
                                                   -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation....................      $30,850        $12,060        $30,680        $11,530
                                                     =======        =======        =======        =======
  Accumulated benefit obligation...............      $31,220        $14,190        $31,000        $12,960
                                                     =======        =======        =======        =======
  Projected benefit obligation.................      $41,030        $15,270        $39,900        $13,980
Plan assets at fair value......................       35,660          9,200         33,640          7,790
                                                     -------        -------        -------        -------
Projected benefit obligation (in excess of) or
  less than plan assets........................       (5,370)        (6,070)        (6,260)        (6,190)
Unrecognized net (asset) or obligation.........         (980)           390         (1,160)           420
Unrecognized prior service cost................          400          1,680            440          1,670
Unrecognized net (gain) or loss................        5,630          3,240          7,910          3,230
Requirement to recognize minimum liability.....                      (4,220)                       (4,300)
                                                     -------        -------        -------        -------
     Prepaid pension cost or (pension
       liability)..............................      $  (320)       $(4,980)       $   930        $(5,170)
                                                     =======        =======        =======        =======

     The Company provides postretirement health care and life insurance benefits for certain eligible retired employees under unfunded plans. Some of the plans have cost-sharing provisions. Net periodic postretirement benefit costs during 1996, 1995 and 1994 were $1.0 million, $.8 million and $.8 million.

     The aggregate accumulated postretirement benefit obligation of these unfunded plans was $7.1 million at both December 31, 1996 and 1995. The discount rates used in determining the accumulated postretirement benefit obligations and the net periodic postretirement benefit costs were 7.5 percent, 7.3 percent and
8.5 percent in 1996, 1995 and 1994. The assumed health care cost trend rate in 1996 was 12.0 percent, decreasing to an ultimate rate in the years subsequent to 2001 of seven percent. A one percent increase in the assumed health care cost trend rates would have increased the net periodic postretirement benefit cost by $.1 million during 1996 and would have increased the accumulated postretirement benefit obligation at December 31, 1996 by $.9 million. The Company is amortizing the unrecognized transition accumulated postretirement benefit obligation and subsequent plan net gains and losses in accordance with Statement of Financial Accounting Standards No. 106. The accrued postretirement benefit obligation was $3.5 million and $3.1 million at December 31, 1996 and 1995.

                               TRIMAS CORPORATION

NOTE 11. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

                               TRIMAS CORPORATION

NOTE 11. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                                                       (IN THOUSANDS)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1996           1995           1994
                                                           --------       --------       --------
NET SALES
  Specialty Fasteners..................................    $141,510       $141,050       $138,720
  Towing Systems.......................................     189,540        175,000        163,130
  Specialty Container Products.........................     189,320        165,670        163,880
  Corporate Companies..................................      79,860         71,770         69,750
                                                           --------       --------       --------
     Total net sales...................................    $600,230       $553,490       $535,480
                                                           ========       ========       ========
OPERATING PROFIT
  Specialty Fasteners..................................    $ 25,740       $ 27,290       $ 24,280
  Towing Systems.......................................      31,480         31,080         25,660
  Specialty Container Products.........................      42,890         39,040         39,060
  Corporate Companies..................................      11,980          8,420          9,850
                                                           --------       --------       --------
     Total operating profit............................     112,090        105,830         98,850
Other income (expense), net............................      (3,700)        (6,840)        (7,900)
General corporate expense..............................      (7,800)        (7,150)        (7,450)
                                                           --------       --------       --------
     Income before income taxes........................    $100,590       $ 91,840       $ 83,500
                                                           ========       ========       ========
IDENTIFIABLE ASSETS AT DECEMBER 31
  Specialty Fasteners..................................    $143,060       $146,200       $137,190
  Towing Systems.......................................     158,840        151,160        148,890
  Specialty Container Products.........................     231,610        149,790        150,360
  Corporate Companies..................................      57,220         56,230         55,210
  Corporate (A)........................................     105,940        112,980        123,490
                                                           --------       --------       --------
     Total assets......................................    $696,670       $616,360       $615,140
                                                           ========       ========       ========
CAPITAL EXPENDITURES
  Specialty Fasteners..................................    $  4,500       $ 10,840       $  9,140
  Towing Systems.......................................       9,160          4,790          6,720
  Specialty Container Products.........................      23,170          5,780          5,420
  Corporate Companies..................................       2,690          2,030          3,000
  Corporate............................................          10             30             30
                                                           --------       --------       --------
     Total capital expenditures........................    $ 39,530(B)    $ 23,470       $ 24,310
                                                           ========       ========       ========
DEPRECIATION AND AMORTIZATION
  Specialty Fasteners..................................    $  7,510       $  7,230       $  6,970
  Towing Systems.......................................       6,070          5,610          5,390
  Specialty Container Products.........................       6,690          6,140          5,790
  Corporate Companies..................................       2,590          2,430          2,360
  Corporate............................................          70             70             70
                                                           --------       --------       --------
     Total depreciation and amortization...............    $ 22,930       $ 21,480       $ 20,580
                                                           ========       ========       ========

-------------------------
(A) Corporate assets consist primarily of cash and cash equivalents.
(B) Including $12.9 million from businesses acquired.

     Sales of the Company's foreign operations equaled $46.0 million, $33.7 million and $35.2 million in 1996, 1995 and 1994. Identifiable assets of foreign operations totaled $82.9 million, $32.4 million and $26.5 million at December 31, 1996, 1995 and 1994. Export sales equaled less than ten percent of total sales for each of the three years presented.

                               TRIMAS CORPORATION

NOTE 12. INCOME TAXES

                                                                          (IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 1996          1995          1994
                                                               --------       -------       -------
Income before income taxes:
  Domestic.................................................    $ 92,990       $86,900       $79,040
  Foreign..................................................       7,600         4,940         4,460
                                                               --------       -------       -------
                                                               $100,590       $91,840       $83,500
                                                               ========       =======       =======
Provision for income taxes:
  Federal..................................................    $ 29,700       $23,810       $24,240
  State and local..........................................       4,690         4,460         4,100
  Foreign..................................................       2,740         1,990         1,850
  Deferred, principally federal............................       2,100         5,560         3,210
                                                               --------       -------       -------
                                                               $ 39,230       $35,820       $33,400
                                                               ========       =======       =======

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                1996          1995          1994
                                                                -----         -----         -----
U.S. federal statutory tax rate.............................    35.0%         35.0%         35.0%
State and local taxes, net of federal tax benefit...........     3.0           3.1           3.2
Foreign taxes in excess of U.S. federal tax rate............      .1            .3            .3
Nondeductible amortization of excess of cost over net assets
  of acquired companies.....................................      .6            .7            .8
Other, net..................................................      .3           (.1)           .7
                                                                -----         -----         -----
     Effective tax rate.....................................    39.0%         39.0%         40.0%
                                                                =====         =====         =====

     Items that gave rise to deferred taxes:

                                                                          (IN THOUSANDS)
                                                                         AT DECEMBER 31,
                                                ------------------------------------------------------------------
                                                             1996                                1995
                                                ------------------------------      ------------------------------
                                                DEFERRED TAX      DEFERRED TAX      DEFERRED TAX      DEFERRED TAX
                                                   ASSETS         LIABILITIES          ASSETS         LIABILITIES
                                                ------------      ------------      ------------      ------------
Property and equipment......................                        $23,940                             $22,240
Intangible assets...........................                          4,960                               3,840
Accrued employee benefits...................       $2,950                              $1,200
Inventory...................................          620                               1,080
Other.......................................        1,420             4,480               910             3,400
                                                   ------           -------            ------           -------
                                                   $4,990           $33,380            $3,190           $29,480
                                                   ======           =======            ======           =======

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 13. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                           FIRST QUARTER           SECOND QUARTER
                                                        --------------------    --------------------
                                                          1996        1995        1996        1995
                                                        --------    --------    --------    --------
Net sales...........................................    $147,700    $147,600    $160,200    $151,920
Gross profit........................................    $ 47,460    $ 47,600    $ 53,460    $ 50,530
Net income..........................................    $ 14,130    $ 13,440    $ 17,820    $ 16,560
Primary earnings per common share...................        $.38        $.36        $.48        $.45
Fully diluted earnings per common share.............        $.36        $.34        $.45        $.42
Weighted average common and common equivalent shares
  outstanding:
     Primary........................................      36,966      36,996      36,983      37,001
     Fully diluted..................................      42,067      42,090      42,065      42,088

                                                           THIRD QUARTER           FOURTH QUARTER
                                                        --------------------    --------------------
                                                          1996        1995        1996        1995
                                                        --------    --------    --------    --------
Net sales...........................................    $149,620    $131,880    $142,710    $122,090
Gross profit........................................    $ 47,790    $ 42,520    $ 48,140    $ 41,370
Net income..........................................    $ 14,440    $ 13,220    $ 14,970    $ 12,800
Primary earnings per common share...................        $.39        $.36        $.40        $.35
Fully diluted earnings per common share.............        $.37        $.34        $.38        $.33
Weighted average common and common equivalent shares
  outstanding:
     Primary........................................      36,977      36,998      36,978      36,978
     Fully diluted..................................      42,072      42,080      42,063      42,061

     Earnings per common share in the fourth quarter of 1996 and 1995 were improved by $.06 and $.07, net, resulting from year end adjustments to estimates recorded earlier in each year. Amounts adjusted include rebates from raw material suppliers, required year end insurance reserves and incentive compensation accruals whose final determinations require actual results for the year. Quarterly earnings per common share amounts for both 1996 and 1995 do not total to the full year amounts due to rounding.

QUARTERLY COMMON STOCK PRICE AND DIVIDEND INFORMATION:

                                                 MARKET PRICE
                                                 -------------       DIVIDENDS
                                                 HIGH     LOW        DECLARED
                                                 -----   -----       ---------
1996
-----
4th Quarter.................................... $25 1/2 $22 3/8        $.06
3rd Quarter....................................  24 1/4  19 7/8         .06
2nd Quarter....................................  25 1/2  20 7/8         .06
1st Quarter....................................  24 3/8  16 7/8         .05

1995
-----
4th Quarter.................................... $22 1/4 $18 3/8        $.05
3rd Quarter....................................  25 1/2  20             .05
2nd Quarter....................................  24 1/4  20 1/4         .05
1st Quarter....................................  22 3/4  19 5/8         .04

                               TRIMAS CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

     Schedule, as required, for the years ended December 31, 1996, 1995 and 1994:

                                                                     PAGES
                                                                     -----
II.  Valuation and Qualifying Accounts...........................     F-21

                               TRIMAS CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

              COLUMN A                    COLUMN B              COLUMN C              COLUMN D      COLUMN E
              --------                    --------     --------------------------     --------      --------
                                                               ADDITIONS
                                                       --------------------------
                                                         CHARGED        CHARGED
                                         BALANCE AT     (CREDITED)     (CREDITED)                   BALANCE
                                         BEGINNING       TO COST        TO OTHER                     AT END
             DESCRIPTION                 OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
             -----------                 ----------    ------------    ----------    ----------    ---------
                                                                          (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts receivable
  in the balance sheet:
  1996...............................    $1,530,000      $360,000       $600,000      $640,000     $1,850,000
                                         ==========      ========       ========      ========     ==========
  1995...............................    $2,040,000      $270,000       $ --          $780,000     $1,530,000
                                         ==========      ========       ========      ========     ==========
  1994...............................    $1,800,000      $620,000       $ --          $380,000     $2,040,000
                                         ==========      ========       ========      ========     ==========

Notes:

(A) Allowance of companies acquired, and other adjustments, net.

(B) Doubtful accounts charged off, less recoveries.

                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE
 NUMBER                             DESCRIPTION                           NO.
-------                             -----------                           ----
3.i         Restated Certificate of Incorporation of MascoTech, Inc. and
            amendments thereto.(2)
3.ii        Bylaws of MascoTech, Inc., as amended.(6)
4.a.i       Indenture dated as of November 1, 1986 between Masco
            Industries Inc. (now known as MascoTech, Inc.) and Morgan
            Guaranty Trust Company of New York, as Trustee, and
            Directors' resolutions establishing the Company's 4 1/2%
            Convertible Subordinated Debentures Due 2003.(4)
4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee
            date as of August 4, 1994 among MascoTech, Inc., Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago.(3)
4.a.iii     Supplemental Indenture dated as August 5, 1994 between
            MascoTech, Inc. and The First National Bank of Chicago, as
            trustee.(3)
4.b         Credit Agreement dated as of February 28, 1997, by and among
            MascoTech, Inc., the banks party thereto, NBD Bank, as agent for the banks, and Comerica Bank, The Bank of New York,
            Nationsbank, N.A. and Bank of America Illinois, as
            co-agents.
4.c         Credit Agreement dated February 1, 1993 among TriMas
            Corporation, certain banks party thereto and NationsBank of
            North Carolina, N.A. (now known as NationsBank, N.A.
            (Carolinas)), as Agent(7), and First Amendment dated as of
            June 30, 1995.(1)
NOTE:       Other instruments, notes or extracts from agreements
            defining the rights of holders of long-term debt of
            MascoTech, Inc. or its subsidiaries have not been filed
            since (i) in each case the total amount of long-term debt
            permitted thereunder does not exceed 10% of MascoTech,
            Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the
            Securities and Exchange Commission upon request.
10.a        Assumption and Indemnification Agreement dated as of May 1,
            1984 between Masco Industries, Inc. (now known as MascoTech,
            Inc.) and Masco Corporation.(1)
10.b        Corporate Services Agreement dated as of January 1, 1987
            between Masco Industries, Inc. (now known as MascoTech,
            Inc.) and Masco Corporation(7) and Amendment No. 1 dated as of October 31, 1996.(8)
10.c        Corporate Opportunities Agreement dated as of May 1, 1984
            between Masco Industries, Inc. (now known as MascoTech,
            Inc.) and Masco Corporation(1) and Amendment No. 1 dated as of October 31, 1996.(8)
10.d        Stock Repurchase Agreement dated as of May 1, 1984 between
            Masco Industries, Inc. (now known as MascoTech, Inc.) and
            Masco Corporation and related letter dated September 20,
            1985, Amendment to Stock Repurchase Agreement dated as of
            December 20, 1990 and Agreement dated as of November 23,
            1993 including an amendment to Stock Repurchase
            Agreement.(4)
10.e        Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
            between MascoTech, Inc. and Masco Corporation, including
            form of Note(5), Agreement dated as of November 23, 1993
            relating thereto(4), and Amendment No. 1 to the Securities
            Purchase Agreement dated as of October 31, 1996.(8)
10.f        Registration Agreement dated as of March 31, 1993 between
            Masco Industries, Inc. (now known as MascoTech, Inc.) and
            Masco Corporation.(2)
10.g        Stock Purchase Agreement dated as of October 15, 1996
            between Masco Corporation and MascoTech, Inc.(8) and related promissory note.
10.h        Stock Purchase Agreement dated as of October 15, 1996
            between Richard A. Manoogian and MascoTech, Inc.(8) and
            related promissory note.
NOTE:       Exhibits 10.i through 10.r constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.

10.i       MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Restated December 6, 1995).(1)
10.j       MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December 6, 1995).(1)
10.k       MascoTech, Inc. 1984 Stock Option Plan (Restated December 6, 1995).(1)
10.1       Masco Corporation 1991 Long Term Stock Incentive Plan. (Restated December 6, 1995).(1)
10.m       Masco Corporation 1988 Restricted Stock Incentive Plan (Restated December 6, 1995).(1)
10.n       Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).(1)
10.o       Masco Corporation 1984 Stock Option Plan (Restated December 6, 1995).(1)
10.p       MascoTech, Inc. Supplemental Executive Retirement and Disability Plan.(2)
10.q       MascoTech, Inc. Benefits Restoration Plan.(2)
10.r       Form of Agreement dated June 29, 1989 between Masco Industries, Inc. (now known as MascoTech,
           Inc.) and certain of its officers(2), and acknowledgment of amendment thereto by Richard A.
           Manoogian (filed as part of Exhibit 10.v).
10.s       Assumption and Indemnification Agreement dated as of December 27, 1988 between Masco Industries,
           Inc. (now known as MascoTech, Inc.) and TriMas Corporation.(7)
10.t       Corporate Opportunities Agreement dated as of December 27, 1988 among Masco Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation.(7)
10.u       Stock Repurchase Agreement dated as of December 27, 1988 among Masco Industries, Inc. (now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation.(7)
10.v       Registration Agreement dated as of December 27, 1988 among Masco Industries, Inc. (now known as
           MascoTech, Inc.), Masco Corporation and TriMas Corporation(6), Amendment dated as of April 21,
           1992 (filed herewith), Amendment to Registration Agreement dated as of January 5, 1993(6),
           Amendment to Registration Agreement dated as of May 26, 1994(2), and Amendment to Registration
           Agreement dated as of May 15, 1996 (filed herewith).
10.w       Stock Purchase Agreement between Masco Corporation and Masco Industries, Inc. (now known as
           MascoTech, Inc.) dated as of December 23, 1991 (regarding Masco Capital Corporation).
10.x       Bridge Credit Agreement dated as of January 3, 1997 among MSX International, Inc., Citicorp
           Venture Capital, Ltd. and MascoTech, Inc.
11         Computation of Earnings (Loss) Per Common Share.
12         Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21         List of Subsidiaries.
23.a       Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s Financial Statements and
           Financial Statement Schedule.
23.b       Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's Financial Statements and
           Financial Statement Schedule.
27         Financial Data Schedule.

---------------
      (1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

      (2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

      (3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

      (4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

      (5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

      (6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated June 22, 1993.

      (7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992.

      (8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 13, 1996.