Form 10-Q
period 1997-03-31
MASCOTECH INC
filed 1997-05-15
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended March 31, 1997
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   April 30, 1997

Common stock, par value $1 per share                     36,970,000

                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              March 31, 1997 and December 31, 1996           1

           Consolidated Condensed Statement of Income
              for the Three Months Ended
              March 31, 1997 and 1996                        2

           Consolidated Condensed Statement of
              Cash Flows for the Three Months
              Ended March 31, 1997 and 1996                  3

           Notes to Consolidated Condensed Financial
              Statements                                    4-5

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     6

Part II. Other Information and Signature                    7-8

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                       March 31, 1997 and December 31, 1996
                              (Dollars in thousands)

                                               March 31,       December 31,
    ASSETS                                       1997              1996
Current assets:
    Cash and cash investments                 $   16,340       $   19,400
    Marketable securities                         49,530           37,760
    Receivables                                  145,600          127,530
    Inventories                                   71,060           69,640
    Deferred and refundable income taxes          38,850           39,180
    Prepaid expenses and other assets             13,550           14,480
    Net current assets of businesses held
      for disposition                              ---             85,980
              Total current assets               334,930          393,970

Equity and other investments in affiliates       332,350          282,470
Property and equipment, net                      387,450          388,460
Excess of cost over net assets of acquired
  companies                                       69,120           69,140
Notes receivable and other assets                 81,360           72,090
Net non-current assets of businesses held
  for disposition                                  ---             22,850
              Total assets                    $1,205,210       $1,228,980

    LIABILITIES
Current liabilities:
    Accounts payable                          $   63,490       $   58,170
    Accrued liabilities                          101,630           96,910
    Current portion of long-term debt              3,020            3,370
              Total current liabilities          168,140          158,450

Long-term debt held by Masco Corporation         151,380          151,380
Other long-term debt                             539,780          601,020
Deferred income taxes and other long-term
  liabilities                                    158,540          153,170
              Total liabilities                1,017,840        1,064,020

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million         10,800           10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 37.5 million
    and 37.3 million                              37,540           37,250
Paid-in capital                                   42,780           41,080
Retained earnings                                 88,600           61,060
Other                                              7,650           14,770
              Total shareholders' equity         187,370          164,960
              Total liabilities and
                shareholders' equity          $1,205,210       $1,228,980

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                                 MASCOTECH, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF INCOME
                For the Three Months Ended March 31, 1997 and 1996
                  (Dollars in thousands except per share amounts)

                                                   Three Months Ended March 31
                                                      1997              1996

Net sales                                          $ 233,440         $ 373,920

Cost of sales                                       (177,140)         (312,480)
Selling, general and
  administrative expenses                            (22,710)          (37,530)
Charge for disposition of
  businesses, net                                      ---              (2,000)
Operating profit                                      33,590            21,910

Other income (expense), net:
   Interest expense, Masco Corporation                (2,470)            ---
   Other interest expense                             (7,240)           (7,930)
   Equity and interest income
     from affiliates                                  11,260             6,650
   Gain from change in investment of
     an equity affiliate                              13,210             ---
   Other income (expense), net                         5,730            (2,740)
                                                      20,490            (4,020)
Income before income taxes and
   cumulative effect of accounting
   change, net                                        54,080            17,890
Income taxes                                          21,420             7,150
Income before cumulative effect of
   accounting change, net                             32,660            10,740
Cumulative effect of accounting change, net            ---              11,700
Net income                                         $  32,660         $  22,440
Preferred stock dividends                          $   3,240         $   3,240
Earnings attributable to
  common stock                                     $  29,420         $  19,200
Earnings per common and
 common equivalent share:
 Primary:
   Earnings before cumulative effect
     of accounting change, net                         $ .66             $ .16
   Cumulative effect of accounting
     change, net                                         --                .17
   Earnings attributable to common stock               $ .66             $ .33
 Fully diluted:
   Earnings before cumulative effect
     of accounting change, net                         $ .59             $ .17*
   Cumulative effect of accounting
     change, net                                         --                .15
   Earnings attributable to common stock               $ .59             $ .32

Cash dividends declared                                $ .05             $ .04

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.




*anti-dilutive

                                  MASCOTECH, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                For the Three Months Ended March 31, 1997 and 1996
                              (Dollars in thousands)

                                                         Three Months Ended
                                                               March 31
                                                         1997          1996
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  14,870     $  22,910
         (Increase) in inventories                       (1,420)       (1,850)
         (Increase) in receivables                       (4,000)       (3,910)
         Increase in accounts payable and
            accrued liabilities                          16,950         1,800
         Other, net                                     (10,210)        3,620
            Net cash from operating activities           16,190        22,570

     FINANCING:
         Payment of debt                                (61,590)     (145,790)
         Increase in debt                                 ---             720
         Payment of preferred stock dividends            (3,240)       (3,240)
         Payment of common stock dividends               (1,880)       (2,000)
         Other, net                                       1,770        (4,260)
            Net cash (used for) financing
               activities                               (64,940)     (154,570)

     INVESTMENTS:
         Capital expenditures                            (8,300)      (11,780)
         Cash from sale of businesses, net               76,560       129,180
         Acquisition of business                        (11,100)       (4,470)
         Receipt of cash from notes receivable            ---           7,600
         Advances to affiliate                           (7,700)        ---
         Other, net                                      (3,770)        1,370
            Net cash from investing activities           45,690       121,900

CASH AND CASH INVESTMENTS:
     (Decrease) for the three months                     (3,060)      (10,100)
     At January 1                                        19,400        16,380
     At March 31                                      $  16,340     $   6,280

Supplemental Cash Flow Information:

     Net cash paid (refunded) during the period for:

          Interest                                    $   5,970      $  5,420

          Income taxes                                $   2,660      $   (570)





                        The accompanying notes are an integral part of the
                           consolidated condensed financial statements.

                                MASCOTECH, INC.

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.    In the opinion of the Company, the accompanying unaudited consolidated
      condensed   financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. In addition, the balance sheet as of December 31, 1996 reflects the segregation of net current and net non-current assets related to the disposition of the Company's Technical Services Group ("TSG").

      Primary earnings per common share were calculated based on 49.5 million and 68.2 million weighted average common and common equivalent shares outstanding for the three months ended March 31, 1997 and 1996, respectively. Earnings per common share for the periods ended March 31, 1997 were computed based upon the treasury stock method and, in 1996 as required, the modified treasury stock method, which results in an assumed interest expense reduction and incremental shares based on the assumed conversion of all stock options and warrants.

      Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share were calculated based on 59.6 million and 78.2 million weighted average common shares outstanding for the three months ended March 31, 1997 and 1996, respectively. Since dilution occurs in the first quarter 1996, earnings per share for income before cumulative accounting change is presented on a fully diluted basis, however, earnings per share on income before cumulative accounting change is anti-dilutive.

B.    Inventories by component are as follows (in thousands):

                                                March 31,    December 31,
                                                  1997           1996

          Finished goods                        $ 20,110       $ 21,020
          Work in process                         22,390         20,360
          Raw materials                           28,560         28,260

                                                $ 71,060       $ 69,640

C. Property and equipment, net reflects accumulated depreciation of $254 million and $252 million as at March 31, 1997 and December 31, 1996, respectively.

D. On January 3, 1997, the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. ("MSXI"). Also included in this transaction were the net assets of APX International, which were acquired by the Company in November, 1996 for approximately
      $44 million. The sale resulted in total proceeds to the Company of approximately $145 million consisting principally of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSXI. The excess of the consideration received by the Company over the book value of the related assets, approximately $35 million, has been accounted for as a reduction in the carrying value of the Company's investment in MSXI, and will be recognized when additional cash is received.

MASCOTECH, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(concluded)

E. In March, 1997, TriMas Corporation ("TriMas"), an equity affiliate, issued stock as a result of the redemption of a convertible debt instrument. The Company recognized pre-tax income of approximately $13 million (approximately $.13 per common share after-tax) as a result of the change in the Company's equity ownership in TriMas.

F. The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on its fully diluted earnings per share calculation when adopted at December 31, 1997.

G. The following presents combined supplemental financial data of the Company and TriMas as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 37 percent and 41 percent at March 31, 1997 and March 31, 1996, respectively. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                           March 31
                                                      1997           1996

           Current assets                         $   629,630     $  687,630
           Current liabilities                       (249,130)      (250,150)
             Working capital                          380,500        437,480
           Property and equipment, net                582,380        642,300
           Excess of cost over net
             assets of acquired companies             177,270        201,160
           Other assets                               334,700        270,380
           Long-term debt                            (765,490)      (744,830)
           Deferred income taxes and
             other long-term liabilities             (199,420)      (175,190)
           Equity of the other shareholders
             of TriMas                               (322,570)      (205,270)
             Equity of shareholders of
               MascoTech                          $   187,370     $  426,030

           Net sales                              $   396,530     $  520,440

           Operating profit                       $    60,020     $   46,380

           Cumulative effect of accounting change $     ---       $   11,700

           Net income                             $    32,660     $   22,440

           Earnings attributable to
             common stock                         $    29,420     $   19,200

MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales of the Company's core transportation-related businesses increased approximately six percent to $233 million in the first quarter of 1997 from $220 million in 1996. The Company's reported consolidated sales for the 1996 first quarter of $374 million included the results of certain businesses which have been disposed, as previously announced.

      Income after preferred stock dividends in the first quarter of 1997 was $29.4 million or a record $.59 per common share. Income after preferred stock dividends for the comparable period in 1996 was $19.2 million or $.32 per common share.

      Operating profit for the Company's core businesses before general corporate expense was approximately $39 million and $31 million for the quarters ended March 31, 1997 and 1996, respectively.

      Results for 1997 benefitted from pre-tax gains aggregating approximately $18 million (approximately $.18 per common share after-tax) as a result of an equity transaction by an affiliate of the Company and gains from the Company's marketable securities portfolio. Results for the first quarter of 1996 benefitted from the required adoption of an accounting change, which resulted in after-tax income of $11.7 million or approximately $.15 per common share.

      On January 3, 1997 the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. ("MSXI"). Also included in this transaction were the net assets of APX International which were acquired by the Company in November, 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million consisting principally of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSXI.
The excess of the consideration received by the Company over the book value of the related assets, approximately $35 million, will be recognized when additional cash is received.

      Equity and interest income from affiliates increased in 1997 as compared to the first quarter of 1996 principally as a result of increased earnings from equity affiliates and the MSXI transaction.

      The Company declared and paid a cash dividend of $.05 per common share in the first quarter of 1997.

      Additional borrowings available under the Company's amended revolving credit agreement and otherwise, and anticipated internal cash flows are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, capital expansion programs, dividends, any stock repurchases and other investment needs. At March 31, 1997, current assets were approximately two times current liabilities.

PART II.  OTHER INFORMATION
MASCOTECH, INC.

Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits:



         Exhibit 11     Computation of Earnings Per Common Share
                         - Primary and Fully Diluted


         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


         Exhibit 27     Financial Data Schedule




        (b) Reports on Form 8-K:


        1. Report on Form 8-K dated January 20, 1997 reporting under Item 2 "Acquisition or Disposition of Assets" and under Item 7 unaudited pro forma consolidated condensed balance sheet as of September 30, 1996 and unaudited pro forma consolidated condensed income statements for the year ended December 31, 1995 and for the nine months ended September 30, 1996 for the assumed sale of MascoTech Technical Services Group (including APX International, acquired by MascoTech November 6, 1996) for cash (net of the purchase of APX International), purchase of common and preferred stock of MSX International, Inc., and notes with the net cash proceeds utilized to retire debt.

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      May 14, 1997                By: /s/Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

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