Form 10-Q
period 1997-06-30
MASCOTECH INC
filed 1997-08-13
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended June 30, 1997
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   July 31, 1997

Common stock, par value $1 per share                     47,559,000

                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              June 30, 1997 and December 31, 1996            1

           Consolidated Condensed Statements of Income
              for the Three and Six Months Ended
              June 30, 1997 and 1996                         2

           Consolidated Condensed Statement of
              Cash Flows for the Six Months
              Ended June 30, 1997 and 1996                   3

           Notes to Consolidated Condensed Financial
              Statements                                    4-6

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     7

Part II. Other Information and Signature                    8-9

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                        June 30, 1997 and December 31, 1996
                              (Dollars in thousands)


                                               June 30,        December 31,
    ASSETS                                       1997              1996
Current assets:
    Cash and cash investments                 $   39,680       $   19,400
    Marketable securities                         48,440           37,760
    Receivables                                  125,160          127,530
    Inventories                                   70,960           69,640
    Deferred and refundable income taxes          36,790           39,180
    Prepaid expenses and other assets             12,520           14,480
    Net current assets of businesses held
      for disposition                              ---             85,980
              Total current assets               333,550          393,970

Equity and other investments in affiliates       344,160          282,470
Property and equipment, net                      398,320          388,460
Excess of cost over net assets of acquired
  companies                                       68,520           69,140
Notes receivable and other assets                 71,730           72,090
Net non-current assets of businesses held
  for disposition                                  ---             22,850
              Total assets                    $1,216,280       $1,228,980

    LIABILITIES
Current liabilities:
    Accounts payable                          $   59,710       $   58,170
    Accrued liabilities                          102,370           96,910
    Current portion of long-term debt              2,320            3,370
              Total current liabilities          164,400          158,450

Long-term debt held by Masco Corporation         151,380          151,380
Other long-term debt                             237,720          291,020
4 1/2% convertible subordinated debentures,
  due 2003                                       310,000          310,000
Deferred income taxes and other long-term
  liabilities                                    155,780          153,170
              Total liabilities                1,019,280        1,064,020

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million
    in 1996                                        ---             10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 47.3 million
    and 37.3 million                              47,300           37,250
Paid-in capital                                   32,050           41,080
Retained earnings                                111,380           61,060
Other                                              6,270           14,770
              Total shareholders' equity         197,000          164,960
              Total liabilities and
                shareholders' equity          $1,216,280       $1,228,980





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 1997 and 1996
                 (Dollars in thousands except per share amounts)



                                             Three Months Ended           Six Months Ended
                                                   June 30                     June 30
                                               1997        1996           1997        1996

Net sales                                   $ 233,040   $ 345,060      $ 466,480   $ 718,980

Cost of sales                                (179,050)   (287,130)      (356,190)   (599,610)
Selling, general and
  administrative expenses                     (22,840)    (33,830)       (45,550)    (71,360)
Charge for disposition of
  businesses, net                               ---       (29,520)         ---       (31,520)
Operating profit (loss)                        31,150      (5,420)        64,740      16,490

Other income (expense), net:
   Interest expense, Masco Corporation         (2,500)      ---           (4,970)      ---
   Other interest expense                      (7,550)     (6,840)       (14,790)    (14,760)
   Equity and interest income
     from affiliates                           14,190      11,700         25,450      18,340
   Gain from change in investment of
     an equity affiliate                        ---         ---           13,210       ---
   Other income (expense), net                  5,510         140         11,240      (2,600)
                                                9,650       5,000         30,140         980
Income (loss) before income taxes and
  cumulative effect of accounting
  change, net                                  40,800        (420)        94,880      17,470
Income taxes                                   16,150       6,240         37,570      13,390
Income (loss) before cumulative effect of
  accounting change, net                       24,650      (6,660)        57,310       4,080
Cumulative effect of accounting change, net     ---         ---            ---        11,700
Net income (loss)                           $  24,650   $  (6,660)     $  57,310   $  15,780
Preferred stock dividends                   $   3,000   $   3,240      $   6,240   $   6,480
Earnings (loss) attributable to
  common stock                              $  21,650   $  (9,900)     $  51,070   $   9,300
Earnings (loss) per common and
 common equivalent share:
 Primary:
   Earnings (loss) before cumulative
     effect of accounting change, net           $ .50       $(.18)         $1.16       $(.04)
   Cumulative effect of accounting
     change, net                                  --          --             --          .20
   Earnings (loss) attributable to
     common stock                               $ .50       $(.18)         $1.16       $ .16
 Fully diluted:
   Earnings (loss) before cumulative effect
     of accounting change, net                  $ .46       $(.18)         $1.04       $(.04)
   Cumulative effect of accounting
     change, net                                  --          --             --          .20
   Earnings (loss) attributable to
     common stock                               $ .46       $(.18)         $1.04       $ .16

Cash dividends declared                         $ .05       $ .04          $ .10       $ .08



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                             (Dollars in thousands)

                                                         Six Months Ended
                                                              June 30
                                                         1997          1996

CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  30,600     $  44,320
         Decrease in inventories                          4,850         7,830
         Decrease (increase) in receivables               3,690        (2,890)
         Increase in accounts payable and
            accrued liabilities                           8,450        11,140
         Other, net                                      (2,770)       29,720
            Net cash from operating activities           44,820        90,120

     FINANCING:
         Payment of debt                                (57,360)     (257,650)
         Increase in debt                                 3,000           720
         Retirement of Company Common Stock              (3,380)       (6,140)
         Retirement of preferred stock                   (8,360)        ---
         Payment of preferred stock dividends            (6,480)       (6,480)
         Payment of common stock dividends               (3,750)       (4,430)
         Other, net                                      (2,780)        1,920
            Net cash (used for) financing
               activities                               (79,110)     (272,060)

     INVESTMENTS:
         Capital expenditures                           (18,890)      (19,550)
         Cash from sale of businesses, net               76,560       198,020
         Acquisition of business                        (11,100)       (4,470)
         Receipt of cash from notes receivable            ---           8,610
         Other, net                                       8,000           400
            Net cash from investing activities           54,570       183,010

CASH AND CASH INVESTMENTS:
     Increase for the six months                         20,280         1,070
     At January 1                                        19,400        16,380
     At June 30                                       $  39,680     $  17,450

Supplemental Cash Flow Information:

     Net cash paid (refunded) during the period for:

          Interest                                    $  21,800      $  8,680

          Income taxes                                $  17,530      $(23,150)


                    The accompanying notes are an integral part of the
                        consolidated condensed financial statements.

MASCOTECH, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for six months ended June 30, 1997 and 1996. In addition, the balance sheet as of December 31, 1996 reflects the segregation of net current and net non-current assets related to the disposition of the Company's Technical Services Group.

      Primary earnings per common share were computed based on 49.0 million and
      55.4 million weighted average common shares and common equivalent shares outstanding for the three months ended June 30, 1997 and 1996, respectively. Primary earnings per common share were computed based on
      49.5 million and 56.6 million weighted average common shares and common equivalent shares outstanding for the six months ended June 30, 1997 and 1996, respectively.

      The convertible preferred stock, redeemed for Company Common Stock on June 27, 1997, met the criteria for inclusion as a common stock equivalent for the three and six months ended June 30, 1997. If such conversion had taken place at the beginning of 1997, the primary earnings per common share amounts would have approximated the amounts presented, for the three and six months ended June 30, 1997, respectively.

      Fully diluted earnings per common share are presented for the three and six months ended June 30, 1997 since the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share were calculated based on 59.0 million and 59.5 million weighted average common shares outstanding for the three and six months ended June 30, 1997. Convertible securities did not have a dilutive effect on earnings (loss) per common share for the three and six months ended June 30, 1996.

B.    Inventories by component are as follows (in thousands):

                                                June 30,     December 31,
                                                  1997           1996

          Finished goods                        $ 20,430       $ 21,020
          Work in process                         21,250         20,360
          Raw materials                           29,280         28,260

                                                $ 70,960       $ 69,640

C. Property and equipment, net reflects accumulated depreciation of $262 million and $252 million at June 30, 1997 and December 31, 1996, respectively.

D. In the first quarter of 1997, the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. ("MSXI"). Also included in this transaction were the net assets of APX International, which were acquired by the Company in November, 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million consisting principally of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSXI. The excess of the consideration received by the Company over the book value of the related assets, approximately $35 million, has been accounted for as a reduction in the carrying value of the Company's investment in MSXI, and will be recognized when additional cash is realized from the non-cash proceeds received in the transaction.

E. In the first quarter of 1997, TriMas Corporation ("TriMas"), an equity affiliate, issued stock as a result of the redemption of a convertible debt instrument. The Company recognized pre-tax income of approximately $13 million (approximately $.13 per common share after-tax) as a result of the change in the Company's equity ownership in TriMas.

                                MASCOTECH, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)

F. On June 20, 1997, the Company announced that it had signed a Memorandum of Understanding with Teksid S.p.A. concerning a possible acquisition by the Company of certain businesses of Teksid's Steel Components Division. It is contemplated that the businesses, with 1996 sales of approximately $150 million, would be spun-off from Teksid and contributed to newly formed companies in which Teksid would retain a participation. The transaction is subject to the completion of due diligence, the execution of a definitive agreement, regulatory approvals, and approval by the respective Boards of Directors and is not expected to close until late 1997.

G. The Company completed the redemption of all remaining issued and outstanding shares of its $1.20 Convertible Preferred Stock ("DECS") on June 27, 1997. Holders of DECS shares, which were surrendered for redemption, received in exchange for each share of DECS .955 percent of a share of the Company's Common Stock, par value $1.00 per share, resulting in the issuance of approximately 10 million shares of Company Common Stock.

H. The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of S&P 500 futures contracts, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio. Derivatives are carried at market value and changes in market value of outstanding futures contracts are recognized as incurred. The Company's investment in futures contracts increases in value as a result of decreases in the underlying stock index and decreases in value when the underlying stock index increases. The contracts are financial instruments (with off balance sheet market risk), as they are required to be settled in cash. At June 30, 1997, the notional amount of the derivatives was $18 million. The notional amounts do not represent the amounts exchanged by the parties, and thus are not a measure of the exposure of the Company through its use of derivatives. The Company's market risk is subject to the price differential between the future contract market value and future contract cost.

      Futures contracts trade on organized exchanges, and as a result, settlement of such contracts has little credit risk. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled periodically. Initial margin requirements are recorded as cash investments in the balance sheet. Futures contracts are short-term in nature, usually less than six months. Related gains and losses are reported as income or loss in other income (expense) as part of marketable securities portfolio gain or loss. The Company recognized net gains from its marketable securities portfolio and S&P 500 futures contracts of approximately $4 million in the quarter ended June 30, 1997.

I. The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on its fully diluted earnings per share calculation when adopted at December 31, 1997.

MASCOTECH, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(concluded)

J. The following presents combined supplemental financial data of the Company and TriMas as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 37 percent and 41 percent at June 30, 1997 and June 30, 1996, respectively. Intercompany transactions have been eliminated. Approximate combined condensed financial data are as follows (in thousands):

                                                           June 30
                                                      1997           1996

           Current assets                         $   629,690     $  655,000
           Current liabilities                       (227,920)      (231,320)
             Working capital                          401,770        423,680
           Property and equipment, net                592,970        581,320
           Excess of cost over net
             assets of acquired companies             177,130        152,380
           Other assets                               329,670        278,240
           Long-term debt                            (772,700)      (635,780)
           Deferred income taxes and
             other long-term liabilities             (197,950)      (173,550)
           Equity of the other shareholders
             of TriMas                               (333,890)      (214,560)
             Equity of shareholders of
               MascoTech                          $   197,000     $  411,730

           Net sales                              $   811,280     $1,024,580

           Operating profit                       $   125,850     $   71,550

           Cumulative effect of accounting change $   ---         $   11,700

           Net income                             $    57,310     $   15,780

           Earnings attributable to
             common stock                         $    51,070     $    9,300

                                  MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales of the Company's core transportation-related businesses, aided by an acquisition, increased approximately five percent to approximately $233 million in the second quarter of 1997 from $223 million in 1996. The
Company's reported consolidated sales for the 1996 second quarter of approximately $345 million include the results of certain businesses which have been disposed, as previously announced.

      Sales of the Company's core transportation-related businesses, aided by an acquisition, increased approximately five percent to approximately $466 million for the six months ended June 30, 1997 from approximately $443 million in 1996. The Company's reported consolidated sales for the six month period ended June 30, 1996 of approximately $719 million include the results of certain businesses which have been disposed, as previously announced.

      Income after preferred stock dividends in the second quarter of 1997 was approximately $21.7 million or a record $.46 per common share for the quarter. In the second quarter of 1996, net loss after preferred stock dividends was $9.9 million or $.18 per common share, including losses relating to the disposition of MascoTech Stamping Technologies, Inc. (MSTI). Excluding the losses related to MSTI, earnings per common share would have been approximately $.29 for the second quarter of 1996.

      Operating profit for the Company's core businesses before general corporate expense for the six months and three months ended June 30, 1997 was approximately $75 million and $36 million, respectively, as compared with $65 million and $34 million for the comparable periods in 1996.

      The Company's results for second quarter 1997 were negatively impacted by work stoppages at certain North American vehicle manufacturers that resulted in reduced sales volume and profits. The negative impact of the work stoppages on the Company's results for the second quarter was offset by net gains from the Company's marketable securities portfolio of approximately $.04 per common share.

      Results for the six month period ended June 30, 1997 benefitted from pre-tax gains aggregating approximately $22 million (approximately $.22 per common share after-tax) as a result of an equity transaction by an affiliate of the Company and gains from the Company's marketable securities portfolio. Results for the six month period ended June 30, 1996 benefitted from the required adoption of an accounting change, which resulted in after-tax income of $11.7 million or approximately $.20 per common share.

      The Company completed the redemption of all remaining issued and outstanding shares of its $1.20 Convertible Preferred Stock ("DECS") on June 27, 1997. Holders of DECS shares, which were surrendered for redemption, received in exchange for each share of DECS .955 percent of a share of the Company's Common Stock, par value $1.00 per share, resulting in the issuance of approximately 10 million shares of Company Common Stock.

      In the first quarter of 1997, the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. ("MSXI"). Also included in this transaction were the net assets of APX International, which were acquired by the Company in November, 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million consisting principally of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSXI. The excess of the consideration received by the Company over the book value of the related assets, approximately $35 million, has been accounted for as a reduction in the carrying value of the Company's investment in MSXI, and will be recognized when additional cash is realized from the non-cash proceeds received in the transaction.

      Equity and interest income from affiliates increased in the second quarter of 1997 as compared to the second quarter of 1996 principally as a result of increased earnings from equity affiliates and the MSXI transaction.

      The Company declared and paid a cash dividend of $.05 per common share in the second quarter of 1997. The Board of Directors declared a dividend of $.06 per common share, a 20 percent increase in the quarterly dividend rate, on July 10, 1997 payable on August 18, 1997.

      Additional borrowings available under the Company's amended revolving credit agreement and otherwise, and anticipated internal cash flows are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, acquisitions, capital expansion programs, dividends, any stock repurchases and other investment needs. At June 30, 1997, current assets were approximately two times current liabilities.

PART II.  OTHER INFORMATION
MASCOTECH, INC.

Items 1, 2, 3, and 5 are not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders was held on May 20, 1997 at which the two nominees for the Company's Board of Directors identified in the Company's proxy statement dated April 25, 1997 were elected, the 1997 Non-Employee Directors Stock Plan was approved, the 1997 Annual Incentive Compensation Plan was approved, the Amendment of the 1991 Long Term Stock Incentive Plan was approved, and the Board of Directors recommendation of Coopers & Lybrand L.L.P. as independent auditors for the Company for the year 1997 was approved. The following is a tabulation of shares voted:

            Election of Directors

                        John A. Morgan (1)            William K. Howenstein

            For            35,813,252                       36,370,281
            Withheld          727,761                          170,732

            (1) Re-elected

            Approval of 1997 Non-Employee Directors Stock Plan

            For            29,812,768
            Against         6,506,906
            Abstain           221,339

            Approval of 1997 Annual Incentive Compensation Plan

            For            35,808,112
            Against           480,250
            Abstain           252,651

            Approval of Amendment of the 1991 Long Term Stock Incentive Plan

            For            35,805,325
            Against           503,346
            Abstain           232,342

            Ratification of the Selection of Coopers & Lybrand L.L.P. as Independent Auditors for the Company for the Year 1997

            For            36,331,438
            Against            87,263
            Abstain           122,312


Item 6.     Exhibits and Reports on Form 8-K


            (a) Exhibits:


            Exhibit 11  Computation of Earnings Per Common Share
                         - Primary and Fully Diluted


            Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


            Exhibit 27  Financial Data Schedule



            (b) Reports on Form 8-K:


            1. Report on Form 8-K dated June 11, 1997 reporting under Item 5 "Other Events" and Item 7 exhibits for the possible acquisition of certain businesses of Teksid's Steel Components Division and the June 27, 1997 redemption of all remaining issued and outstanding shares of the registrant's $1.20 Convertible Preferred Stock ("DECS").

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      August 13, 1997             By: /s/Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

MASCOTECH, INC.

EXHIBIT INDEX



Exhibit                                                     Sequential
                                                             Page No.


Exhibit 11        Computation of Earnings Per Common Share
                     - Primary and Fully Diluted                11-12

Exhibit 12        Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock
                     Dividends                                     13

Exhibit 27        Financial Data Schedule                          14