Form 10-Q
period 1997-09-30
MASCOTECH INC
filed 1997-11-13
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended September 30, 1997
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                 October 31, 1997

Common stock, par value $1 per share                     47,378,000






                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              September 30, 1997 and December 31, 1996       1

           Consolidated Condensed Statements of Income
              for the Three and Nine Months Ended
              September 30, 1997 and 1996                    2

           Consolidated Condensed Statement of
              Cash Flows for the Nine Months
              Ended September 30, 1997 and 1996              3

           Notes to Consolidated Condensed Financial
              Statements                                    4-6

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     7

Part II. Other Information and Signature                    8-9

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                     September 30, 1997 and December 31, 1996
                              (Dollars in thousands)



                                             September 30,     December 31,
    ASSETS                                       1997              1996

Current assets:
    Cash and cash investments                 $   66,950       $   19,400
    Marketable securities                         33,690           37,760
    Receivables                                  127,930          127,530
    Inventories                                   70,990           69,640
    Deferred and refundable income taxes          28,320           39,180
    Prepaid expenses and other assets             12,490           14,480
    Net current assets of businesses held
      for disposition                              ---             85,980
              Total current assets               340,370          393,970

Equity and other investments in affiliates       253,560          282,470
Property and equipment, net                      408,930          388,460
Excess of cost over net assets of acquired
  companies                                       64,340           69,140
Notes receivable and other assets                113,370           72,090
Net non-current assets of businesses held
  for disposition                                  ---             22,850
              Total assets                    $1,180,570       $1,228,980

    LIABILITIES
Current liabilities:
    Accounts payable                          $   65,670       $   58,170
    Accrued liabilities                          108,330           96,910
    Current portion of long-term debt              2,120            3,370
              Total current liabilities          176,120          158,450

Long-term debt held by Masco Corporation           ---            151,380
Other long-term debt                             290,000          291,020
4 1/2% convertible subordinated debentures,
  due 2003                                       310,000          310,000
Deferred income taxes and other long-term
  liabilities                                    174,620          153,170
              Total liabilities                  950,740        1,064,020

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par, shares authorized:
    25 million; outstanding: 10.8 million
    in 1996                                        ---             10,800
Common stock, $1 par, shares authorized:
    250 million; outstanding: 47.2 million
    and 37.3 million                              47,150           37,250
Paid-in capital                                   28,970           41,080
Retained earnings                                147,190           61,060
Other                                              6,520           14,770
              Total shareholders' equity         229,830          164,960
              Total liabilities and
                shareholders' equity          $1,180,570       $1,228,980






                     The accompanying notes are an integral part of the
                        consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 1997 and 1996
                 (Dollars in thousands except per share amounts)


                                             Three Months Ended           Nine Months Ended
                                                September 30                September 30
                                               1997        1996            1997        1996

Net sales                                   $ 222,030   $ 290,790      $  688,510   $1,009,770

Cost of sales                                (187,680)   (235,210)       (543,870)    (834,820)
Selling, general and
  administrative expenses                     (22,730)    (29,100)        (68,280)    (100,460)
Charge for disposition of
  businesses, net                               ---         ---             ---        (31,520)
Operating profit                               11,620      26,480          76,360       42,970

Other income (expense), net:
   Interest expense, Masco Corporation         (2,530)      ---            (7,500)       ---
   Other interest expense                      (6,990)     (5,880)        (21,780)     (20,640)
   Equity and interest income
     from affiliates                            8,910      11,590          34,360       29,930
   Gain from change in investment               ---         ---            13,210        ---
   Gain from disposition of an equity
     affiliate                                 46,160       ---            46,160        ---
   Other income (expense), net                  6,610         280          17,850       (2,320)
                                               52,160       5,990          82,300        6,970
Income before income taxes and
  cumulative effect of accounting
  change, net                                  63,780      32,470         158,660       49,940
Income taxes                                   25,120      13,080          62,690       26,470
Income before cumulative effect of
  accounting change, net                       38,660      19,390          95,970       23,470
Cumulative effect of accounting change, net     ---         ---             ---         11,700
Net income                                  $  38,660   $  19,390      $   95,970   $   35,170
Preferred stock dividends                   $   ---     $   3,240      $    6,240   $    9,720
Earnings attributable to
  common stock                              $  38,660   $  16,150      $   89,730   $   25,450
Earnings per common and
 common equivalent share:
 Primary:
   Earnings before cumulative effect
     of accounting change, net                  $ .80       $ .28           $1.95        $ .24
   Cumulative effect of accounting
     change, net                                  --          --              --           .21
   Earnings attributable to
     common stock                               $ .80       $ .28           $1.95        $ .45
 Fully diluted:
   Earnings before cumulative effect
     of accounting change, net                  $ .70       $ .28           $1.74        $ .24
   Cumulative effect of accounting
     change, net                                  --          --              --           .21
   Earnings attributable to
     common stock                               $ .70       $ .28           $1.74        $ .45

Cash dividends declared                         $ .06       $ .05           $ .16        $ .13









                     The accompanying notes are an integral part of the
                        consolidated condensed financial statements.

                                           2

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                             (Dollars in thousands)


                                                         Nine Months Ended
                                                            September 30
                                                         1997          1996

CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  71,290     $  73,010
         Decrease in inventories                          4,820         8,550
         (Increase) in receivables                       (5,540)        1,370
         Increase in accounts payable and
            accrued liabilities                           9,250        22,340
         Decrease (increase)in marketable
            securities, net                               5,590       (14,270)
         Other, net                                      (2,670)       21,130
            Net cash from operating activities           82,740       112,130

     FINANCING:
         Payment of debt                                (67,860)     (251,100)
         Increase in debt                                20,000         1,350
         Retirement of Company Common Stock              (6,610)       (8,040)
         Retirement of preferred stock                   (8,360)        ---
         Payment of preferred stock dividends            (6,480)       (9,720)
         Payment of common stock dividends               (6,610)       (7,540)
         Other, net                                      (7,600)        1,890
            Net cash (used for) financing
               activities                               (83,520)     (273,160)

     INVESTMENTS:
         Capital expenditures                           (32,650)      (28,390)
         Cash from sale of businesses, net               76,560       212,100
         Acquisition of businesses                      (11,100)       (4,470)
         Receipt of cash from notes receivable            9,090         9,300
         Other, net                                       6,430         4,610
            Net cash from investing activities           48,330       193,150

CASH AND CASH INVESTMENTS:
     Increase for the nine months                        47,550        32,120
     At January 1                                        19,400        16,380
     At September 30                                  $  66,950     $  48,500

Supplemental Cash Flow Information:

     Net cash paid (refunded) during the period for:

          Interest                                    $  28,020      $ 19,570

          Income taxes                                $  20,290      $(18,740)



The accompanying notes are an integral part of the consolidated condensed financial statements.


                                   MASCOTECH, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for nine months ended September 30, 1997 and 1996. In addition, the balance sheet as of December 31, 1996 reflects the segregation of net current and net non-current assets related to the disposition of the Company's Technical Services Group.

      Primary earnings per common share were computed based on 48.6 million and
      49.1 million weighted average common shares and common equivalent shares outstanding for the three and nine months ended September 30, 1997, respectively. Primary earnings per common share were computed based on
      57.0 million and 56.7 million weighted average common shares and common equivalent shares outstanding for the three and nine months ended September 30, 1996, respectively.

      The convertible preferred stock, redeemed for Company Common Stock on June 27, 1997, met the criteria for inclusion as a common stock equivalent for the nine months ended September 30, 1997 for purposes of determining earnings per share. As a result, the weighted average convertible preferred shares outstanding are included in the primary and fully diluted earnings per common share calculation for the nine months ended September 30, 1997. If such conversion had taken place at the beginning of 1997, the primary earnings per common share amounts would have approximated the amounts presented, for the nine months ended September 30, 1997.

      Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share were calculated based on 58.6 million and 59.2 million weighted average common shares outstanding for the three and nine months ended September 30, 1997, respectively. Fully diluted earnings per common share were calculated based on 67.0 million and 57.1 million weighted average common shares outstanding for the three and nine months ended September 30, 1996, respectively.

B.    Inventories by component are as follows (in thousands):

                                              September 30,  December 31,
                                                  1997           1996

          Finished goods                        $ 19,120       $ 21,020
          Work in process                         21,990         20,360
          Raw materials                           29,880         28,260

                                                $ 70,990       $ 69,640

C. Property and equipment, net reflects accumulated depreciation of $262 million and $252 million at September 30, 1997 and December 31, 1996, respectively.

                                   MASCOTECH, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

D. In the first quarter of 1997, the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. ("MSXI"). Also included in this transaction were the net assets of APX International, which were acquired by the Company in November, 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million consisting principally of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSXI. The excess of the consideration received by the Company over the book value of the related assets has been accounted for as a reduction in the carrying value of the Company's investment in MSXI, and will be recognized when additional cash is realized from the non-cash proceeds received in the transaction.

E. In the first quarter of 1997, TriMas Corporation ("TriMas"), an equity affiliate, issued stock as a result of the redemption of a convertible debt instrument. The Company recognized pre-tax income of approximately $13 million (approximately $.13 per common share after-tax) as a result of the change in the Company's equity ownership in TriMas.

F. The Company previously announced that it had signed a Memorandum of Understanding with Teksid S.p.A. concerning a possible acquisition by the Company of certain businesses of Teksid's Steel Components Division. It is contemplated that the businesses, with 1996 sales of approximately $150 million, would be spun-off from Teksid and contributed to newly formed companies in which Teksid would retain a participation. The transaction is subject to the completion of due diligence, the execution of a definitive agreement, regulatory approvals, and approval by the respective Boards of Directors.

G. On June 27, 1997, the Company completed the redemption of all remaining issued and outstanding shares of its $1.20 Convertible Preferred Stock ("DECS"). Holders of DECS shares received in exchange for each share of DECS .955 percent of a share of the Company's Common Stock, par value $1.00 per share, resulting in the issuance of approximately 10 million shares of Company Common Stock.

H. On September 30, 1997, the Company exercised its option and exchanged its equity holdings in Emco Limited ("Emco") and approximately $46 million in cash to Masco Corporation ("Masco") to satisfy the indebtedness to Masco incurred in 1996 in connection with the Company's purchase and retirement of certain of its common shares held by Masco. The transfer of the Company's equity holdings in Emco, which approximated $106 million in value, resulted in a pre-tax gain of approximately $46 million (approximately $.50 per common share after-tax) in the third quarter of 1997.

I. The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of S&P 500 futures contracts, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio. Derivatives are carried at market value and changes in market value of outstanding futures contracts are recognized as incurred. The Company's investment in futures contracts increases in value as a result of decreases in the underlying stock index and decreases in value when the underlying stock index increases. The contracts are financial instruments (with off balance sheet market risk), as they are required to be settled in cash. At September 30, 1997, the notional amount of the derivatives was $19 million. The notional amounts do not represent the amounts exchanged by the parties, and thus are not a measure of the exposure of the Company through its use of derivatives. The Company's market risk is subject to

                                   MASCOTECH, INC.

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(concluded)

      the price differential between the future contract market value and future contract cost.

      Futures contracts trade on organized exchanges, and as a result, settlement of such contracts has little credit risk. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled periodically. Initial margin requirements are recorded as cash investments in the balance sheet. Futures contracts are short-term in nature, usually less than six months. Related gains and losses are reported as income or loss in other income (expense) as part of marketable securities portfolio gain or loss. The Company recognized net gains from its marketable securities portfolio and S&P 500 futures contracts of approximately $4 million in the quarter ended September 30, 1997.

J. The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on its fully diluted earnings per share calculation when adopted at December 31, 1997.

K. During the third quarter, the Company recorded a charge of $7.0 million related to the closure of a manufacturing facility which will be completed in 1998. The components of the $7.0 million charge include asset write downs of $4.8 million, employee severance and other benefits of $1.6 million and accruable exit costs of $.6 million.

L. The following presents combined supplemental financial data of the Company and TriMas as one entity, with MascoTech as the parent company. The Company had an equity ownership interest in TriMas of approximately 37 percent and 41 percent at September 30, 1997 and September 30, 1996, respectively. Intercompany transactions have been eliminated.
      Approximate combined condensed financial data are as follows (in thousands):


                                                         September 30
                                                      1997           1996

           Current assets                         $   654,700     $  692,940
           Current liabilities                       (242,640)      (262,290)
             Working capital                          412,060        430,650
           Property and equipment, net                603,590        585,320
           Excess of cost over net
             assets of acquired companies             175,610        175,300
           Other assets                               275,070        300,720
           Long-term debt                            (671,630)      (639,710)
           Deferred income taxes and
             other long-term liabilities             (222,160)      (203,680)
           Equity of the other shareholders
             of TriMas                               (342,710)      (221,590)
             Equity of shareholders of
               MascoTech                          $   229,830     $  427,010

           Net sales                              $ 1,201,080     $1,463,920

           Operating profit                       $   165,020     $  122,650

           Cumulative effect of accounting change $     ---       $   11,700

           Net income                             $    95,970     $   35,170

           Earnings attributable to
             common stock                         $    89.730     $   25,450


                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Sales of the Company's core transportation-related businesses, aided by an acquisition, increased approximately three percent to approximately $222 million in the third quarter of 1997 from $215 million in 1996. The Company's reported consolidated sales for the 1996 third quarter of approximately $291 million include the results of certain businesses which have been disposed, as previously announced.

      Sales of the Company's core transportation-related businesses, aided by an acquisition, increased approximately five percent to approximately $689 million for the nine months ended September 30, 1997 from approximately $658 million in 1996. The Company's reported consolidated sales for the nine month period ended September 30, 1996 of approximately $1.0 billion include the results of certain businesses which have been disposed, as previously announced.

      Income in the third quarter of 1997 was $38.7 million or $.70 per common share, compared with $16.2 million or $.28 per common share in the comparable period in 1996. Income in 1997 was impacted by a pre-tax gain of approximately $46 million related to the transfer of the Company's equity holdings in Emco Limited ("Emco") to Masco Corporation ("Masco"). This gain was partially offset by costs, of approximately $14 million, associated with a plant closure and the Company's share of a special charge recorded by an equity affiliate and other expenses. Excluding the impact of the gain and unusual expenses, income in the third quarter of 1997 would have been $19.2 million or $.37 per common share. Third quarter 1997 income was also negatively affected by costs and expenses as a result of a strike at one of the Company's manufacturing facilities and higher than anticipated product start-up costs. The negative impact of these costs was partially offset by gains from the Company's marketable securities portfolio.

      Operating profit for the Company's core businesses before general corporate expense, plant closure costs and other costs and expenses for the nine months and three months ended September 30, 1997 was approximately $101 million and $26 million, respectively, as compared with $99 million and $34 million for the comparable periods in 1996.

      Results for the nine month period ended September 30, 1997 benefitted from pre-tax gains aggregating approximately $26.6 million (approximately $.27 per common share after-tax) as a result of an equity transaction by an affiliate of the Company and gains from the Company's marketable securities portfolio. Results for the nine month period ended September 30, 1996 benefitted from the required adoption of an accounting change, which resulted in after-tax income of $11.7 million, and include after-tax losses of approximately $26 million from the disposition of MascoTech Stamping Technologies, Inc.

      In the second quarter of 1997, the Company completed the redemption of all remaining issued and outstanding shares of its $1.20 Convertible Preferred Stock ("DECS") on June 27, 1997. Holders of DECS shares received in exchange for each share of DECS .955 percent of a share of the Company's Common Stock, par value $1.00 per share, resulting in the issuance of approximately 10 million shares of Company Common Stock.

      In the first quarter of 1997, the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. ("MSXI"). Also included in this transaction were the net assets of APX International, which were acquired by the Company in November, 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million consisting principally of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSXI. The excess of the consideration received by the Company over the book value of the related assets has been accounted for as a reduction in the carrying value of the Company's investment in MSXI, and will be recognized when additional cash is realized from the non-cash proceeds received in the transaction.

      Equity and interest income from affiliates decreased in the third quarter of 1997 as compared to the third quarter of 1996 principally as a result of the Company's share of a special charge recorded by an equity affiliate.

      The Company declared and paid a cash dividend of $.06 per common share in the third quarter of 1997. The Board of Directors also declared a dividend of $.06 per common share on September 23, 1997 payable on November 17, 1997.

      On September 30, 1997, the Company exercised its option and exchanged its equity holdings in Emco and approximately $46 million in cash to Masco to satisfy the indebtedness to Masco incurred in 1996 in connection with the Company's purchase and retirement of certain of its common shares held by Masco.

      Additional borrowings available under the Company's amended revolving credit agreement and otherwise, and anticipated internal cash flows are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, acquisitions, capital expansion programs, dividends, any stock repurchases and other investment needs. At September 30, 1997, current assets were approximately two times current liabilities.

PART II.  OTHER INFORMATION
MASCOTECH, INC.



Items 1 through 5 are not applicable.



Item 6.     Exhibits and Reports on Form 8-K


            (a) Exhibits:


            Exhibit 11  Computation of Earnings Per Common Share
                         - Primary and Fully Diluted


            Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


            Exhibit 27  Financial Data Schedule



            (b) Reports on Form 8-K:


            1.    Report on Form 8-K dated September 30, 1997 reporting under
                  Item 2 "Acquisition or Disposition of Assets" and under Item 7 unaudited pro forma consolidated condensed balance sheet as of June 30, 1997 and unaudited pro forma consolidated condensed income statements for the year ended December 31, 1996 and for the six months ended June 30, 1997 for the assumed exchange of the Company's holdings in its equity affiliate, Emco Limited, and approximately $46 million in cash to Masco Corporation for the payment of a promissory note held by Masco Corporation, issued in connection with the Company's 1996 purchase and retirement of certain of its securities held by Masco Corporation.

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MASCOTECH, INC.
                                                (Registrant)




Date:      November 13, 1997           By: /s/Timothy Wadhams
                                            Timothy Wadhams
                                            Vice President - Controller
                                              and Treasurer
                                            (Chief accounting officer
                                              and authorized signatory)

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