Form 10-K
period 1997-12-31
MASCOTECH INC
filed 1998-03-27
CIK 745448

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-12068

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
COMMON STOCK, $1.00 PAR VALUE                               NEW YORK STOCK EXCHANGE, INC.
4 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003         NEW YORK STOCK EXCHANGE, INC.
SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK           NEW YORK STOCK EXCHANGE, INC.
  PURCHASE RIGHTS

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 13, 1998 (BASED ON THE CLOSING SALE PRICE OF $22 11/16 OF THE REGISTRANT'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $785,611,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 13, 1998:

          47,235,000 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
================================================================================

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
 1.    Business....................................................    2
 2.    Properties..................................................    7
 3.    Legal Proceedings...........................................    7
 4.    Submission of Matters to a Vote of Security Holders.........    8
       Supplementary Item. Executive Officers of Registrant........    8
                                 PART II
 5.    Market for Registrant's Common Equity and Related               9
       Stockholder Matters.........................................
 6.    Selected Financial Data.....................................   10
 7.    Management's Discussion and Analysis of Financial Condition    11
       and Results of Operations...................................
 8.    Financial Statements and Supplementary Data.................   17
 9.    Changes in and Disagreements With Accountants on Accounting    42
       and Financial Disclosure....................................
                                 PART III
10.    Directors and Executive Officers of the Registrant..........   42
11.    Executive Compensation......................................   42
12.    Security Ownership of Certain Beneficial Owners and            42
       Management..................................................
13.    Certain Relationships and Related Transactions..............   42
                                 PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form   43
       8-K.........................................................
       Signatures..................................................   47
                      FINANCIAL STATEMENT SCHEDULES
       MascoTech, Inc. Financial Statement Schedule................  F-1
       TriMas Corporation and Subsidiaries Consolidated Financial
       Statements..................................................  F-3

                                     PART I

ITEM 1. BUSINESS.

     MascoTech, Inc. (the "Company") is a leading supplier of metal formed components primarily for vehicle engine and drivetrain applications and automotive aftermarket products. In early 1998, MascoTech acquired TriMas Corporation, in which it had held a significant equity interest since 1989. TriMas is a diversified manufacturer of proprietary products, including specialty fasteners, towing systems, specialty container products and other industrial products and holds leadership positions in commercial, industrial and consumer niche markets. The addition of TriMas' businesses, as described below, significantly diversifies MascoTech's operations.

BACKGROUND

     MascoTech was incorporated under the laws of Delaware in 1984 as a wholly-owned subsidiary of Masco Corporation, which in May, 1984 transferred to MascoTech its industrial businesses. The Company became a separate public company in July, 1984 when Masco Corporation distributed shares of Company Common Stock as a special dividend to its stockholders. In late 1996, the Company purchased from Masco Corporation 17 million shares of Company Common Stock and warrants to acquire 10 million shares of Company Common Stock. Masco Corporation currently owns approximately 17 percent of the Company's outstanding Common Stock. Except as the context otherwise indicates, the terms "MascoTech" and the "Company" refer to MascoTech, Inc. and its consolidated subsidiaries.

     Once MascoTech became a separate, publicly owned company, it pursued diversified growth in the transportation-related, architectural and defense markets. Structural changes in recent years in the markets served by the Company, combined with the growth opportunities and the capital requirements of certain of the Company's Transportation-Related businesses, led the Company to an evaluation of the prospects for all its businesses. In late 1994, the Company adopted a plan to dispose of its architectural products, defense and certain of its Transportation-Related businesses. The disposition of these businesses was completed in 1996. In addition, in 1996, the Company disposed of its heavy-gauge stamping operations and in early 1997, the Company completed the sale of its engineering and technical services businesses to MSX International, Inc. As part of that transaction, the Company purchased an approximate 45 percent common equity interest in MSX International, Inc. See "Equity Investments -- Other Equity Investments," elsewhere in Item 1 of this Report. The disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses are included in the results of continuing operations through the date of disposition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Businesses," included in
Item 7 of this Report.

RECENT DEVELOPMENTS

     In January 1998, the Company acquired the remaining 63 percent of the outstanding shares of common stock of TriMas Corporation it did not previously own for approximately $920 million in a transaction that will be accounted for as a purchase. The Company's decision to acquire TriMas was designed to achieve two primary strategic objectives: to expand its advanced metalworking process capabilities into additional transportation-related and other diversified industrial markets and to create additional value from affiliate investments. A substantial portion of TriMas' industrial products are manufactured with metalworking technologies that are complementary to MascoTech's advanced metalworking capabilities. In addition, approximately 50 percent of TriMas' products are sold to transportation-related markets. For further discussion of the factors considered in making the acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments," included in Item 7 of this Report. TriMas had net sales of approximately $668 million and net income of approximately $66 million for the twelve months ended December 31, 1997.

     In connection with the TriMas acquisition, the Company entered into a new $1.3 billion credit facility which is secured by a pledge of the stock of TriMas. See the Notes to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

                          MASCOTECH INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1997, the net sales and operating profit for MascoTech's industry segments (including businesses held for sale or sold):

                                                                                 (IN THOUSANDS)
                                                                         NET SALES
                                                             ----------------------------------
                                                               1997        1996         1995
                                                             --------   ----------   ----------
Transportation-Related Products............................  $922,000   $1,151,000   $1,340,000
Specialty Products.........................................     --         130,000      338,000
                                                             --------   ----------   ----------
                                                             $922,000   $1,281,000   $1,678,000
                                                             ========   ==========   ==========

                                                                   OPERATING PROFIT(1)(2)
                                                             ----------------------------------
                                                               1997        1996         1995
                                                             --------   ----------   ----------
Transportation-Related Products............................  $124,000   $   90,000   $  144,000
Specialty Products.........................................     --           1,000       (3,000)
                                                             --------   ----------   ----------
                                                             $124,000   $   91,000   $  141,000
                                                             ========   ==========   ==========

     Net sales include the sales of businesses held for sale or sold of $0, $412 million and $874 million in 1997, 1996 and 1995, respectively. Additional financial information concerning the Company's operations by industry segments as of and for the three years ended December 31, 1997 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

(1) Amounts are before General Corporate Expense.

(2) Operating profit in 1996 includes a $32 million pre-tax loss principally from the sale of MascoTech Stamping Technologies, Inc. ("MSTI"). Operating profit in 1997 includes approximately $5 million of additional pre-tax consideration earned from the sale of MSTI which was sold in 1996. These items impacted the Company's Transportation-Related Products industry segment. The Company may receive additional consideration contingent upon the future earnings of MSTI through May 31, 1999. Operating profit in 1995 includes $25 million in net gains resulting from sales of non-core businesses. These net gains were substantially offset by reductions in the estimated proceeds the Company expected to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million. The net gains (charge) impact the Company's industry segments as follows: Transportation-Related Products -- $21 million and Specialty Products -- $(2) million. The remaining $(14) million of the net gains (charge) was allocated to General Corporate Expense.

     Sophisticated technology plays a significant role in MascoTech's businesses and in the design, engineering and manufacturing of many of its products. Products are manufactured utilizing a variety of metalworking and other process technologies. Although published industry statistics are not available, the Company believes that it is a leading independent producer of many of the component parts that it produces using cold, warm or hot forming processes. The Company manufactures a broad range of semi-finished components, subassemblies and assembled products for the original equipment and aftermarket segments of the global transportation industry. The Company provides components and products for which reliability, quality and certainty of supply are major factors in customers' selection of suppliers.

     The Company manufactures engine, drivetrain and aftermarket products. Engine and drivetrain products include semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles and front wheel drive components. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits and other automotive accessories.

     The Company's metalworked products are manufactured using various process technologies, including cold, warm and hot forming, powdered metalworking, value-added machining, tubular steel fabricating and hydroforming. Approximately 60 percent of the Company's 1997 sales were of products made using cold, warm or hot metal forming technologies. The Company believes that its metalworking technologies provide cost-competitive, high-performance, quality components required to meet the increasing demands of the automotive and truck markets it serves.

     Approximately 72 percent of the Company's 1997 sales were original equipment automotive products and services. Sales to original equipment manufacturers are made through factory sales personnel and independent sales representatives. During 1997, sales to various divisions and subsidiaries of Ford Motor Company, Chrysler Corporation, General Motors Corporation and New Venture Gear, Inc. accounted for approximately 15 percent, 9 percent, 7 percent and 17 percent, respectively, of the Company's net sales. Sales to the automotive aftermarket are made primarily to distributors utilizing factory sales personnel. Aftermarket products are sold to companies distributing into the traditional, retail and heavy-duty segments of the automotive aftermarket.

                            TRIMAS INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1997, the net sales and operating profit for TriMas' industry segments:

                                                                              (IN THOUSANDS)
                                                                        NET SALES
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
Specialty Fasteners.........................................  $161,640   $141,510   $141,050
Towing Systems..............................................   201,410    189,540    175,000
Specialty Container Products................................   218,920    189,320    165,670
Corporate Companies.........................................    85,940     79,860     71,770
                                                              --------   --------   --------
  Total net sales...........................................  $667,910   $600,230   $553,490
                                                              ========   ========   ========
                                                                     OPERATING PROFIT
                                                              ------------------------------
                                                                  1997       1996       1995
                                                              --------   --------   --------

Specialty Fasteners.........................................  $ 29,630   $ 25,740   $ 27,290
Towing Systems..............................................    31,190     31,480     31,080
Specialty Container Products................................    46,810     42,890     39,040
Corporate Companies.........................................    14,490     11,980      8,420
                                                              --------   --------   --------
  Total operating profit (before general corporate
     expense)...............................................  $122,120   $112,090   $105,830
                                                              ========   ========   ========

     Additional financial information concerning TriMas' operations by industry segments as of and for the three years ended December 31, 1997 is set forth in the note captioned "Business Segment and Geographic Area Information" in the TriMas Corporation Consolidated Financial Statements, included in the schedules to the Company's Consolidated Financial Statements.

     TriMas' industrial products include standard and custom-designed ferrous, nonferrous and special alloy fasteners for the building construction, farm implement, medium and heavy-duty truck, appliance, aerospace, electronics and other industries. Fasteners are sold through TriMas' own sales personnel and independent sales representatives to both distributors and manufacturers in these industries. TriMas manufactures towing systems products for the passenger car, light truck, recreational vehicle, marine, agricultural and industrial markets, including vehicle hitches, jacks, winches, couplers and related accessories. TriMas' towing systems products are marketed to independent installers, distributors, manufacturers and aftermarket retailers by its own sales organization and independent sales representatives. TriMas also manufactures: specialty container products, including industrial and consumer container closures and dispensing products primarily for the chemical, agricultural, refining, food, petrochemical and health care industries; high-pressure seamless compressed gas cylinders primarily used for shipping, storing and dispensing oxygen, nitrogen, argon and helium and a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries; and specialty industrial gaskets for refining, petrochemical and other industrial applications. Sales of specialty container products are made by TriMas' own sales staff primarily to container manufacturers, industrial gas producers and independent distributors.

     In addition, TriMas manufactures flame-retardant facings and jacketings used in conjunction with fiberglass insulation, principally for commercial and industrial construction applications, pressure-sensitive specialty tape products and a variety of specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches. TriMas also provides metal treating services for manufacturers of fasteners and similar products. These products and services are marketed to manufacturers and distributors by both TriMas sales personnel and independent sales representatives.

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     No material portion of MascoTech's business is seasonal or has special working capital requirements. Sales by the companies which form the TriMas Towing Systems product group are stronger during the spring and summer of the year. The Company does not consider backlog orders to be a material factor in its industry segments. Except as noted above under "Industry Segments," no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. See, however, "Legal Proceedings," included as Item 3 of this Report, for a discussion of certain pending proceedings concerning environmental matters. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries including TriMas, has businesses located in Australia, Canada, Czech Republic, England, Germany, Italy and Mexico. Products manufactured by the Company outside of the United States include forged automotive component parts, constant-velocity joints, specialty container products and towing systems products. See the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in
Item 8 of this Report and the note captioned "Business Segment and Geographic Area Information" in the TriMas Corporation Consolidated Financial Statements, included in the schedules to the Company's Consolidated Financial Statements for a discussion of the Company's foreign operations and export sales.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

EQUITY INVESTMENTS

     Information regarding the Company's equity investments is also set forth in the Note to the Company's Consolidated Financial Statements captioned "Equity and Other Investments in Affiliates," included in Item 8 of this Report.

     TriMas Corporation

     At December 31, 1997, the Company owned approximately 37 percent of the outstanding common stock of TriMas Corporation. As described above, in January 1998 the Company completed the acquisition of TriMas by purchasing all of the outstanding shares of TriMas not already owned by the Company.

     Titan International, Inc.

     The Company owns approximately 15 percent of the outstanding common stock of Titan International, Inc. ("Titan"). Titan is a manufacturer of wheels, tires and other products for agricultural, construction and other off-highway equipment markets. Titan's sales for the year ended December 31, 1997 were approximately $690 million.

     Delco Remy International, Inc.

     In December 1997, Delco Remy International, Inc. ("Delco Remy") completed an initial public offering of its common stock reducing the Company's equity ownership interest to approximately 12 percent on a fully diluted basis (the Company owns approximately 18 percent of the voting common stock). Delco Remy is a manufacturer of automotive electric motors and other components. Delco Remy's sales for the year ended July 31, 1997 were approximately $690 million.

     Other Equity Investments

     In addition to its equity investments in the publicly traded affiliates described in the preceding paragraphs, the Company has investments in privately held companies, including MSX International, Inc., a transportation-focused engineering and technical services company formed in 1997 by an investor group consisting of the Company, Citicorp Venture Capital, Ltd. and senior management of MSX International to purchase the assets of the Company's engineering and technical services businesses. The Company also has an investment in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components.

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

EMPLOYEES

     The Company employs approximately 9,000 people, which reflects the acquisition of TriMas Corporation. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following list sets forth the location of the Company's principal manufacturing facilities and reflects the acquisition of TriMas.

California.....................    Commerce (a)
Florida........................    Deerfield Beach and Ocala
Illinois.......................    Wood Dale(a)
Indiana........................    Auburn(a), Elkhart, Elkhart (a), Frankfort (a),
                                   Fort Wayne, Goshen(a), and North Vernon
Kentucky.......................    Nicholasville
Louisiana......................    Baton Rouge (a)
Massachusetts..................    Plymouth (a)
Michigan.......................    Burton, Canton, Canton (a), China Township,
                                   Detroit, Detroit (a), Farmington Hills, Fraser,
                                   Green Oak Township, Hamburg, Holland, Livonia,
                                   Royal Oak, Troy, Warren(a) and Ypsilanti
New Jersey.....................    Edison (a) and Netcong (a)
Ohio...........................    Bucyrus, Canal Fulton, Lakewood(a), Lima,
                                   Minerva and Port Clinton
Oklahoma.......................    Tulsa
Pennsylvania...................    Ridgway
Texas..........................    Houston (a) and Longview (a)
Wisconsin......................    Mosinee (a)
Australia......................    Hampton Park, Victoria (a) and Wakerley,
                                   Queensland(a)
Canada.........................    Fort Erie, Ontario (a) and Oakville, Ontario (a)
Czech Republic.................    Brno
England........................    Leicester(a) and Wolverhampton
Germany........................    Neunkirchen(a), Nurnberg and Zell am Harmersbach
Italy..........................    Poggio Rusco
Mexico.........................    Mexico City(a)

(a) Acquired by the Company in connection with the acquisition of TriMas.

     The Company's principal manufacturing facilities range in size from approximately 10,000 square feet to 420,000 square feet, substantially all of which are owned by the Company and are not subject to significant encumbrances. The Company's executive offices are located in Taylor, Michigan, and are provided by Masco Corporation to the Company under a corporate services agreement.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current requirements.

ITEM 3. LEGAL PROCEEDINGS.

     A civil suit was filed in the United States District Court for the Central District of California in April, 1983 by the United States of America and the State of California against over 30 defendants, including the Company's NI Industries, Inc. subsidiary ("NI"), for alleged release into the environment of hazardous waste disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including NI, providing that the consenting parties perform partial remediation at the site. Another civil suit was filed in the United States District Court for the Central District of California in December, 1988 by the United States of America and the State of California against more than 180 defendants, including NI, for alleged release into the environment of hazardous waste disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including NI, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. Based upon its present knowledge and subject to future legal and factual developments, the Company does not believe that any of this litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

     The Company is subject to other claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                               OFFICER
                 NAME                                       POSITION                     AGE    SINCE
                 ----                                       --------                     ---   -------
Richard A. Manoogian...................  Chairman of the Board                           61     1984
Frank M. Hennessey.....................  Vice Chairman and Chief Executive Officer       59     1998
Lee M. Gardner.........................  President and Co-Chief Operating Officer        51     1992
Brian P. Campbell......................  President and Co-Chief Operating Officer        57     1998
Timothy Wadhams........................  Senior Vice President -- Finance and Chief
                                         Financial Officer                               49     1984

     Each of the executive officers is elected to a term of one year or less and serves at the discretion of the Board of Directors. Mr. Manoogian has served for more than five years as Director, Chairman of the Board and the Chief Executive Officer of Masco Corporation, an affiliate of the Company that is a manufacturer of home improvement and building products. Prior to joining MascoTech in 1998, Mr. Hennessey served Masco Corporation for more than five years in various managerial positions and most recently as Executive Vice President. He will continue to provide consulting services to Masco Corporation as needed under an informal arrangement with Masco. Mr. Campbell served as the President of TriMas Corporation for more than five years. TriMas Corporation, formerly an equity investment of the Company, became a wholly owned subsidiary in January 1998. See
Item 1 of this Report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MSX." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NYSE Composite Tape and Common Stock dividends declared for the periods indicated:

                                                                                          DIVIDENDS
                                                              HIGH            LOW         DECLARED
                                                          ------------    ------------    ---------
1996
First Quarter.........................................    $13 5/8         $10 3/8           $.04
Second Quarter........................................    $16 1/8         $12 1/2            .04
Third Quarter.........................................    $15 1/2         $13                .05
Fourth Quarter........................................    $17             $13 1/2            .05
                                                                                            ----
                                                                                            $.18
                                                                                            ====

                                                                                          DIVIDENDS
                                                              HIGH            LOW         DECLARED
                                                          ------------    ------------    ---------
1997
First Quarter.........................................    $21 1/4         $16               $.05
Second Quarter........................................    $23 1/2         $18 1/2            .05
Third Quarter.........................................    $22 1/2         $20                .12(A)
Fourth Quarter........................................    $21 5/16        $16 1/2            .06(A)
                                                                                            ----
                                                                                            $.28
                                                                                            ====

(A) In the Third Quarter of 1997, the Company declared and paid a $.06 per share dividend and declared a $.06 per share dividend which was paid in the Fourth Quarter of 1997. The dividend declared in the Fourth Quarter of 1997 was paid in the First Quarter of 1998.

     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors. In addition, certain of the Company's long-term debt instruments contain provisions that restrict the dividends that it may pay on its capital stock. Under the most restrictive of these provisions, approximately $40 million would have been available at December 31, 1997 for the payment of cash dividends and the acquisition of Company capital stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Position and Liquidity," included in Item 7 of this Report and the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

     On February 28, 1998, there were approximately 4,000 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                          1997          1996          1995          1994          1993
                                       ----------    ----------    ----------    ----------    ----------
Net sales..........................    $  922,130    $1,281,220    $1,678,210    $1,702,260    $1,582,880
From continuing operations before
  accounting change and
  extraordinary items:
  Income (loss)....................    $  115,240    $   39,920    $   59,190    $ (234,420)   $   70,890
  Earnings (loss) per share........         $2.12          $.50          $.81        $(4.38)         $.93
Dividends declared per common
  share............................         $ .28          $.18          $.11        $  .11          $.06
At December 31:
  Total assets.....................    $1,144,680    $1,202,840    $1,421,720    $1,511,640    $1,769,960
  Long-term debt...................    $  592,000    $  752,400    $  701,910    $  868,240    $  788,360

     Results in 1997 include pre-tax gains approximating $83 million principally related to the sale by the Company of its common stock holdings of an equity affiliate, gains from the Company's marketable securities portfolio and income resulting from equity transactions by affiliates. These gains were partially offset by costs and expenses of approximately $24 million pre-tax related to plant closure costs, the Company's share of special charges recorded by equity affiliates, write-off of deferred charges, and employee termination and other expenses.

     Results for 1996 include an after-tax charge of approximately $26 million related to the sale of MascoTech Stamping Technologies, Inc.

     Results for 1995 include net gains of approximately $5 million pre-tax related to the dispositions of businesses held for sale, and a gain of approximately $5 million pre-tax resulting from the issuance of stock through a public offering by an equity affiliate.

     Results for 1994 include a pre-tax charge of $400 million, reflecting the estimated loss on the planned disposition of a number of the Company's businesses (see "Dispositions of Operations" note).

     Results for 1994 include pre-tax gains of approximately $17.9 million related to the sale by the Company of a portion of its common stock holdings of an equity affiliate.

     Results for 1993 include pre-tax income of approximately $9 million as a result of gains associated with the sale of common stock through public offerings by an equity affiliate. This income was largely offset by costs and expenses related to cost-reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying value of certain long-term assets, and other costs and expenses.

     Results for 1993 were reduced by a charge of approximately $.03 per common share reflecting the application of the increased 1993 federal corporate income tax rate to adjust deferred tax balances as of December 31, 1992.

     Income (loss) from continuing operations before accounting change and extraordinary income (loss) attributable to common stock was $109.0 million, $27.0 million, $46.2 million, $(247.4) million and $56.0 million after preferred stock dividends in 1997, 1996, 1995, 1994 and 1993, respectively.

     At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Earnings (loss) per share have been retroactively restated to conform with the earnings per share presentation required under SFAS No. 128.

     Earnings (loss) from continuing operations per common share in 1997, 1996, 1995 and 1993 are presented on a diluted basis. In 1994, basic loss per common share is presented due to the reported loss from continuing operations. Basic earnings per share from continuing operations were $2.70, $.54, $.85 and $1.11 in 1997, 1996, 1995 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CORPORATE DEVELOPMENT

     RECENT DEVELOPMENTS

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. TriMas is a diversified proprietary products company with leadership product positions in commercial, industrial and consumer markets and had 1997 sales in excess of $660 million. The Company previously owned 37 percent of TriMas. The combined companies have sales on a pro forma basis of approximately $1.6 billion for 1997.

     For some time, MascoTech's key strategic objectives have included the expansion of its advanced metalworking capabilities into additional transportation-related and other markets, and the creation of more value for its shareholders from its affiliate investments. The acquisition of TriMas by MascoTech is consistent with these objectives.

     MascoTech's advanced metalworking products are sold to transportation-related markets, primarily for automotive light vehicle applications. A substantial portion of TriMas' diversified industrial products are manufactured with metalworking technologies that are complementary to MascoTech's advanced metalworking capabilities. In addition, approximately 50 percent of TriMas' products are sold to transportation-related markets including off-road vehicle, and aerospace, and for towing systems and accessory products, automotive light vehicle (non-OEM), recreational vehicle, and marine markets. The acquisition of TriMas significantly increases MascoTech's sales to transportation-related markets and to other commercial and industrial markets while at the same time reduces the dependence of MascoTech's operating results on the automotive industry, which has historically been more cyclical. MascoTech also believes that the acquisition of TriMas provides opportunities to expand sales of certain of its products to TriMas' customers and to expand sales of certain of TriMas' products to MascoTech's customers. In addition, the acquisition permits MascoTech and TriMas to share research, technology and expertise to the benefit of both companies.

     MascoTech reviews on an ongoing basis its various affiliate investments with the objective of maximizing the value of these investments for its stockholders. In analyzing its alternatives related to its investment in TriMas, MascoTech concluded that maintaining its current level of investment in TriMas was not an attractive alternative since MascoTech's ownership of approximately 37 percent of the TriMas shares resulted in the inclusion in MascoTech's after-tax earnings of 37 percent of TriMas' after-tax earnings, but with additional taxes on those earnings also accrued by MascoTech. In addition, TriMas' dividend distributions to MascoTech represented substantially less than 37 percent of TriMas' cash flow. MascoTech also considered the alternatives of a third party sale of its shares or the distribution to MascoTech's shareholders of its shares to be unattractive since either transaction would have resulted in a tax to MascoTech in excess of $180 million (valuing MascoTech's equity interest in TriMas for this purpose at $34.50 per share which equals the acquisition price per share).

     In addition to the expansion of its metalworking capabilities into complementary markets, and the avoidance of a substantial tax that would result from the sale or distribution of TriMas holdings, the acquisition of TriMas by MascoTech adds high-margin complementary businesses that provide substantial additional cash flow and human resources. MascoTech believes that the acquisition should enhance its opportunity to create value for its shareholders by diversifying its business mix, by improving its cost efficiencies, and by expanding its growth opportunities.

     SHARE REPURCHASE

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

     As a result, in late 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to acquire 10 million shares of MascoTech common stock, for approximately $266 million. As part of this transaction, and given his role as Chairman of both Masco Corporation and MascoTech, Richard Manoogian also agreed to sell to MascoTech one million shares of MascoTech common stock at the then current market price of $13 5/8. As a result, his seven percent ownership in MascoTech common stock remained approximately the same after the share purchases. At December 31, 1997, Masco Corporation owned approximately 17 percent of the MascoTech common stock outstanding.

DISPOSITION OF BUSINESSES

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its architectural products, defense and certain of its transportation-related products and services businesses, as part of its long-term strategic plan to increase the focus on its proprietary metalworking capabilities. The disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses are included in continuing operations until disposition.

     The Company's carrying value of a number of the businesses disposed exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company recorded a non-cash charge in 1994 aggregating $400 million pre-tax for those businesses for which a loss was anticipated.

     In May 1996, the Company sold MascoTech Stamping Technologies, Inc. ("MSTI"), a wholly owned subsidiary, to Tower Automotive, Inc. ("Tower") resulting in an after-tax loss of approximately $26 million ($.49 per common share). The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness. The Company may receive additional consideration, of which approximately $5 million was earned in 1997, contingent upon the future earnings of MSTI through May 31, 1999.

     In early 1997, the Company completed the sale of its Technical Services Group ("TSG," comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International ("APX") which were acquired by the Company in November 1996. The sale resulted in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. Net proceeds to the Company approximated $90 million, after taking into account the purchase price for APX and taxes payable in connection with this transaction. In January 1998, the Company received $48 million of cash from MSX International, Inc. in payment of certain amounts due MascoTech, resulting in a realized pre-tax gain in the first quarter 1998 of approximately $7 million (gain recognition was deferred at the time of the transaction pending cash receipt).

     Businesses sold had sales of $0, $412 million and $874 million in 1997, 1996 and 1995, respectively, and operating income (losses) before gains (charge) on disposition of businesses, net of $0, $(13) million and $5 million in 1997, 1996 and 1995, respectively.

PROFIT MARGINS

     Operating profit margins, excluding net gains in 1997 and 1995, and net charges in 1996, from the disposition of businesses, were approximately ten percent in 1997, eight percent in 1996 and six percent in

1995. The increase in the operating profit margin in 1997 compared with the previous two years is attributable to the disposition of businesses which had margins lower than the Company's remaining operations.

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash flows from operating activities decreased to $79 million in 1997 from $129 million in 1996. In 1996, net cash from operating activities included approximately $30 million in refundable income taxes.

     Reflecting the favorable long-term prospects for MascoTech, the Company's Board of Directors authorized in 1994 the repurchase of 10 million shares of Company Common Stock and Convertible Preferred Stock (converted into common stock in 1997). Pursuant to this authorization, the Company has repurchased and retired approximately 6.3 million shares of Company Common Stock and .5 million shares of Convertible Preferred Stock since 1994 at a cost of approximately $90 million. In addition, in October 1996, the Company purchased and retired 18 million shares of Company Common Stock and warrants to purchase 10 million shares of Company Common Stock for cash and notes approximating $280 million (see "Corporate Development" above and "Shareholders' Equity" note to the financial statements).

     The Company in 1997 increased the quarterly dividend on its common stock to $.06 per share from $.05.

     Capital expenditures in 1997 were approximately $55 million as compared with $44 million and $110 million in 1996 and 1995, respectively. During 1995, the Company made significant expenditures in capital programs to support the Company's metalworking and aftermarket businesses. These expenditures for new advanced manufacturing technologies, product line extensions and capacity for new products were the result of the Company's favorable long-term outlook for these businesses and to meet increased demand for certain product programs.

INVENTORIES

     The Company's investment in inventories for its businesses increased modestly to approximately $74 million at December 31, 1997 as compared with $70 million in 1996. The Company's continued emphasis on inventory management, utilizing Just-In-Time and other inventory management techniques, has contributed to higher inventory turnover rates in recent years.

FINANCIAL POSITION AND LIQUIDITY

     In connection with the TriMas acquisition in January 1998, the Company entered into a new $1.3 billion credit facility. On a pro forma basis at December 31, 1997 including the borrowings for the TriMas acquisition, debt as a percent of total debt plus equity would be approximately 87 percent. The Company's new credit facility includes a $500 million term loan and an $800 million revolver, both of which terminate in 2003. The interest rates applicable to the new credit facility are principally at alternative floating rates which would have approximated 6.5 percent at December 31, 1997. The new credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of these provisions, approximately $40 million would have been available at December 31, 1997 for the payment of cash dividends and the acquisition of Company capital stock. In addition, future cash dividends and any acquisition of Company Common Stock could be further accomplished with internal cash flows from operations.

     Although the Company incurred increased debt with the purchase of TriMas, the Company's interest coverage ratio and debt to cash flow ratio remain strong. The Company expects that its ratio of debt to total debt plus equity will improve from the operating performance of its businesses and from the disposition of certain financial assets. The Company's financial assets include equity ownership positions in two additional publicly traded companies with an aggregate carrying value of approximately $53 million. This compares with an aggregate quoted market value at December 31, 1997 (which may differ from the amounts that could have been realized upon disposition) of approximately $104 million. On September 30, 1997, the Company exercised its option and exchanged its equity holdings in Emco Limited and approximately $46 million in cash to Masco Corporation to satisfy the indebtedness to Masco incurred in 1996 in connection with the Company's purchase and retirement of certain of its common shares and warrants held by Masco.

     At December 31, 1997 current assets, which aggregated approximately $336 million, were approximately two times current liabilities. Additional borrowings available under the Company's new revolving credit agreement and otherwise, anticipated internal cash flows, and to the extent necessary, future financings in the financial markets are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, capital expansion programs and other investment needs.

OTHER MATTERS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information and other systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, the failure to do so could result in a material financial risk. Accordingly, the Company is devoting the resources believed to be necessary to resolve all significant year 2000 issues in a timely manner.

     The Company's corporate services agreement with Masco Corporation expires September 30, 1998. Negotiations have commenced to determine the scope of any services to be acquired in the future and the cost of such services. It is expected that a new agreement will be executed prior to September 30, 1998.

GENERAL FINANCIAL ANALYSIS

1997 VERSUS 1996

     Sales of the Company's metalworking and aftermarket businesses increased six percent to approximately $922 million from $869 million in 1996. Total sales for 1997, however, declined to approximately $922 million from $1.3 billion in 1996, reflecting the previously announced disposition of certain businesses.

     Income after preferred stock dividends in 1997 was $109 million or $2.12 per common share. Results in 1997 include pre-tax gains approximating $83 million principally related to the disposition of the Company's equity ownership interest in Emco Limited, gains from the Company's marketable securities portfolio and income resulting from equity transactions by affiliates. These gains were partially offset by costs and expenses of approximately $24 million pre-tax related to plant closure costs, the Company's share of special charges recorded by equity affiliates, write-off of deferred charges, and employee termination and other expenses. Excluding the gains and unusual costs, income after preferred stock dividends in 1997 would have been approximately $73 million, or $1.50 per common share.

     Income after preferred stock dividends in 1996 was $38.7 million or $.72 per common share. Results in 1996 include an after-tax loss of approximately $26 million related to the sale of the Company's heavy-gauge stamping operations
(MSTI), which more than offset after-tax income of approximately $11.7 million related to the cumulative effect of an accounting change. Excluding the above items, income in 1996 after preferred stock dividends would have been approximately $53 million or $.98 per common share.

     Operating profit in 1997 for the Company's metalworking and aftermarket businesses, before general corporate expense, decreased to approximately $119 million from $136 million in 1996. Although 1997 results benefitted from increased sales in the Company's transportation-related businesses, operating performance was negatively impacted by work stoppages at certain North American vehicle manufacturers, costs and expenses as a result of a strike at one of the Company's manufacturing facilities and higher than anticipated product start-up costs. Businesses sold had operating losses before general corporate expense and gains (charge) on disposition of businesses, net of approximately $13 million for 1996.

     In late 1996, the Company announced the planned sale of the Company's Technical Services Group. Net assets of businesses held for sale decreased by approximately $109 million during 1997 as a result of the sale which occurred on January 3, 1997.

     Other income (expense), net in 1997, was income of approximately $89 million as compared with income of approximately $8 million in 1996. Results for 1997 benefitted from a gain on the disposition of an equity affiliate, gains from the Company's marketable securities portfolio, higher equity and interest income from affiliates and income resulting from equity transactions by affiliates. This income was partially offset by higher interest expense in 1997.

1996 VERSUS 1995

     Sales of the Company's metalworking and aftermarket businesses increased eight percent from 1995 to approximately $869 million, while sales of the Company's businesses held for sale or sold decreased approximately 53 percent from the comparable period in 1995 as a result of the disposition of a number of such businesses. Sales for 1996 declined to $1.3 billion from $1.7 billion in 1995, reflecting the previously announced disposition of certain businesses.

     Income after preferred stock dividends in 1996 was $38.7 million or $.72 per common share. Results in 1996 include an after-tax loss of approximately $26 million related to the sale of the Company's heavy-gauge stamping operations
(MSTI) which more than offset after-tax income of approximately $11.7 million related to the cumulative effect of an accounting change. Income after preferred stock dividends in 1995 was $46.2 million or $.81 per common share.

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

FORWARD-LOOKING STATEMENTS

     This discussion and other sections of this annual report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ significantly from the results discussed in such forward-looking statements. Readers should consider that various factors may affect the Company's ability to attain the projected performance, including; conditions within the markets in which the Company competes, the cyclical nature of the automobile industry in general, changes in the costs of raw materials, labor relations of the Company and certain of its customers, the ability to supply new and existing products on a timely, cost-effective basis, financial results of the Company's equity investments, and general economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997 and the financial statement schedule as listed in Item 14(a)(2)(i) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in the footnotes to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 17, 1998

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                     1997              1996
                                                                --------------    --------------
Current assets:
  Cash and cash investments.................................    $   41,110,000    $   19,400,000
  Marketable securities.....................................        45,970,000        37,760,000
  Receivables...............................................       125,930,000       127,530,000
  Inventories...............................................        73,860,000        69,640,000
  Deferred and refundable income taxes......................        36,270,000        39,180,000
  Prepaid expenses and other assets.........................        13,310,000        14,480,000
  Net current assets of businesses held for disposition.....          --              85,980,000
                                                                --------------    --------------
       Total current assets.................................       336,450,000       393,970,000
Equity and other investments in affiliates..................       263,300,000       282,470,000
Property and equipment, net.................................       417,030,000       388,460,000
Excess of cost over net assets of acquired companies........        65,610,000        69,140,000
Notes receivable and other assets...........................        62,290,000        45,950,000
Net non-current assets of businesses held for disposition...          --              22,850,000
                                                                --------------    --------------
       Total assets.........................................    $1,144,680,000    $1,202,840,000
                                                                ==============    ==============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   67,240,000    $   58,170,000
  Accrued liabilities.......................................       114,650,000        96,910,000
  Current portion of long-term debt.........................         2,880,000         3,370,000
                                                                --------------    --------------
       Total current liabilities............................       184,770,000       158,450,000
Long-term debt held by Masco Corporation....................          --             151,380,000
Convertible subordinated debentures.........................       310,000,000       310,000,000
Other long-term debt........................................       282,000,000       291,020,000
Deferred income taxes and other long-term liabilities.......       157,250,000       153,170,000
                                                                --------------    --------------
       Total liabilities....................................       934,020,000     1,064,020,000
                                                                --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par:
     Authorized: 25 million; Outstanding: 10.8 million in
       1996.................................................          --              10,800,000
  Common stock, $1 par:
     Authorized: 250 million; Outstanding: 47.3 million and
       37.3 million.........................................        47,250,000        37,250,000
  Paid-in capital...........................................        34,340,000        41,080,000
  Retained earnings.........................................       157,790,000        61,060,000
  Other.....................................................         4,160,000        14,770,000
  Less: Restricted stock awards.............................       (32,880,000)      (26,140,000)
                                                                --------------    --------------
       Total shareholders' equity...........................       210,660,000       138,820,000
                                                                --------------    --------------
       Total liabilities and shareholders' equity...........    $1,144,680,000    $1,202,840,000
                                                                ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     1997              1996               1995
                                                 -------------    ---------------    ---------------
Net sales....................................    $ 922,130,000    $ 1,281,220,000    $ 1,678,210,000
Cost of sales................................     (735,470,000)    (1,048,110,000)    (1,397,880,000)
                                                 -------------    ---------------    ---------------
     Gross profit............................      186,660,000        233,110,000        280,330,000
Selling, general and administrative
  expenses...................................      (89,930,000)      (132,260,000)      (176,810,000)
Gains (charge) on disposition of businesses,
  net........................................        4,980,000        (31,520,000)         5,290,000
                                                 -------------    ---------------    ---------------
     Operating profit........................      101,710,000         69,330,000        108,810,000
                                                 -------------    ---------------    ---------------
Other income (expense), net:
  Interest expense, Masco Corporation........       (7,500,000)                --                 --
  Other interest expense.....................      (29,030,000)       (29,970,000)       (49,900,000)
  Equity and other income from affiliates....       43,360,000         40,460,000         31,420,000
  Gain from disposition of an equity
     affiliate...............................       46,160,000                 --                 --
  Gains from changes in investments in equity
     affiliates..............................       18,190,000                 --          5,100,000
  Other, net.................................       17,400,000         (2,600,000)         4,850,000
                                                 -------------    ---------------    ---------------
                                                    88,580,000          7,890,000         (8,530,000)
                                                 -------------    ---------------    ---------------
     Income before income taxes and
       cumulative effect of accounting
       change, net...........................      190,290,000         77,220,000        100,280,000
Income taxes.................................       75,050,000         37,300,000         41,090,000
                                                 -------------    ---------------    ---------------
     Income before cumulative effect of
       accounting change, net................      115,240,000         39,920,000         59,190,000
Cumulative effect of accounting change (net
  of income taxes)...........................               --         11,700,000                 --
                                                 -------------    ---------------    ---------------
     Net income..............................    $ 115,240,000    $    51,620,000    $    59,190,000
                                                 =============    ===============    ===============
Preferred stock dividends....................    $   6,240,000    $    12,960,000    $    12,960,000
                                                 =============    ===============    ===============
     Earnings attributable to common stock...    $ 109,000,000    $    38,660,000    $    46,230,000
                                                 =============    ===============    ===============

                                                  BASIC    DILUTED       BASIC    DILUTED       BASIC    DILUTED
                                                  -----    -------       -----    -------       -----    -------
Earnings per share:
     Income before cumulative effect of
       accounting change, net..............       $2.70     $2.12        $.54      $.50         $.85      $.81
     Cumulative effect of accounting
       change, net.........................          --        --         .23       .22           --        --
                                                  -----     -----        ----      ----         ----      ----
     Earnings attributable to common
       stock...............................       $2.70     $2.12        $.77      $.72         $.85      $.81
                                                  =====     =====        ====      ====         ====      ====

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997            1996             1995
                                                     ------------    -------------    -------------
CASH FROM (USED FOR):
  OPERATING ACTIVITIES:
     Net income..................................    $115,240,000    $  51,620,000    $  59,190,000
     Adjustments to reconcile net income to net
       cash provided by operating activities,
       excluding reclassification of businesses
       held for disposition:
       (Gains) charge on disposition of
          businesses, net........................      (4,980,000)      31,520,000       (5,290,000)
       Gains from changes in investments in
          equity affiliates......................     (18,190,000)        --             (5,100,000)
       Gain from disposition of an equity
          affiliate..............................     (46,160,000)        --               --
       Depreciation and amortization.............      43,460,000       44,470,000       47,070,000
       Equity earnings, net of dividends.........     (27,180,000)     (31,650,000)     (23,360,000)
       Deferred income taxes.....................      17,520,000        8,640,000       51,330,000
       (Increase) decrease in marketable
          securities, net........................      (8,210,000)     (24,890,000)      57,990,000
       Decrease (increase) in receivables........       2,670,000       10,200,000      (21,910,000)
       Decrease in inventories...................       1,950,000       19,190,000        4,650,000
       (Increase) decrease in prepaid expenses
          and other current assets...............      (1,280,000)      38,650,000       (1,900,000)
       Increase (decrease) in accounts payable
          and accrued liabilities................      11,140,000        9,320,000       (9,070,000)
       Other, net................................      (7,480,000)      (8,820,000)       2,390,000
     Net assets of businesses held for
       disposition, net, including cumulative
       effect of accounting change...............         --           (19,240,000)       2,190,000
                                                     ------------    -------------    -------------
            Net cash from operating activities...      78,500,000      129,010,000      158,180,000
                                                     ------------    -------------    -------------
  FINANCING ACTIVITIES:
     Increase in debt............................       7,080,000        5,220,000       79,460,000
     Payment of debt.............................     (16,590,000)    (114,900,000)    (253,770,000)
     Payment of note due to Masco Corporation....     (45,580,000)        --               --
     Retirement of preferred stock...............      (8,360,000)        --               --
     Retirement of Company Common Stock..........      (6,610,000)     (14,040,000)     (13,130,000)
     Repurchase of Company Common Stock and
       warrants from Masco Corporation for
       cash......................................         --          (116,000,000)        --
     Payment of dividends........................     (15,900,000)     (22,940,000)     (21,000,000)
     Other, net..................................      (9,070,000)      (8,610,000)      (2,250,000)
                                                     ------------    -------------    -------------
            Net cash used for financing
               activities........................     (95,030,000)    (271,270,000)    (210,690,000)
                                                     ------------    -------------    -------------
  INVESTING ACTIVITIES:
     Cash received from sale of businesses.......      76,560,000      223,720,000      122,190,000
     Acquisition of businesses...................     (11,100,000)     (47,200,000)     (23,850,000)
     Capital expenditures........................     (54,780,000)     (42,390,000)     (95,800,000)
     Receipt of cash from notes receivable.......      17,330,000        9,300,000        6,570,000
     Other, net..................................      10,230,000        1,850,000       (2,170,000)
                                                     ------------    -------------    -------------
            Net cash from investing activities...      38,240,000      145,280,000        6,940,000
                                                     ------------    -------------    -------------
CASH AND CASH INVESTMENTS:
     Increase (decrease) for the year............      21,710,000        3,020,000      (45,570,000)
     At January 1................................      19,400,000       16,380,000       61,950,000
                                                     ------------    -------------    -------------
            At December 31.......................    $ 41,110,000    $  19,400,000    $  16,380,000
                                                     ============    =============    =============

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

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1997 owned approximately 17 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, aggregated approximately $5.5 million in 1997, $7.1 million in 1996, and $9.1 million in 1995.

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

     Marketable Securities. The Company's marketable equity securities holdings are categorized as trading and, as a result, are stated at fair value. Changes in the fair value of trading securities are recognized in earnings. Derivative financial instruments, consisting principally of S&P futures contracts, are held for purposes other than trading and are carried at market value. Changes in market value of outstanding futures contracts are recognized in earnings.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $1.2 million and $2.0 million at December 31, 1997 and 1996, respectively.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of

                                MASCOTECH, INC.

acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 1997.

     At December 31, 1997 and 1996, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $33.2 million and $29.4 million, respectively. Amortization expense was $9.3 million, $8.5 million and $13.7 million in 1997, 1996 and 1995, respectively.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. A provision has not been made for U.S. or additional foreign withholding taxes on approximately $49 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     New Accounting Pronouncements and Reclassifications. At December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which replaces the presentation of primary and fully diluted earnings per share, as computed under Accounting Principles Board Opinion No. 15, with a presentation of basic and diluted earnings per share. The financial statements have been retroactively restated to conform with the earnings per share presentation required under SFAS No. 128.

     In addition, the Company has reclassified the unamortized cost of unvested restricted stock awards from other assets to a separate component of shareholders' equity (see "Stock Options and Awards" note). Prior periods have been reclassified to conform to this and other presentations adopted in calendar year 1997.

     At January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which resulted in a pre-tax gain (because the fair value of the businesses being held for sale at January 1, 1996 exceeded the carrying value for such businesses) of $16.7 million ($11.7 million after-tax), recorded as the cumulative effect of an accounting change. The pro forma effect of the retroactive application of the change on the financial statements for 1995 has not been presented because the new method did not have a material effect on the reported earnings.

     In 1998, the Company will adopt the disclosure requirements of SFAS No. 130, "Reporting of Comprehensive Income," SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The adoption of these disclosures will not impact earnings per common share in 1998.

                                MASCOTECH, INC.

EARNINGS PER SHARE:

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                                                        (IN THOUSANDS EXCEPT
                                                                          PER SHARE AMOUNTS)
                                                                1997       1996       1995
                                                              --------   --------   --------
Weighted average number of shares outstanding...............    40,300     50,190     54,090
                                                              ========   ========   ========
Income before cumulative effect of accounting change, net...  $115,240   $ 39,920   $ 59,190
Less preferred stock dividends..............................    (6,240)   (12,960)   (12,960)
                                                              --------   --------   --------
       Earnings used for basic earnings per share
          computation.......................................  $109,000   $ 26,960   $ 46,230
                                                              ========   ========   ========
Basic earnings per share before cumulative effect of
  accounting change, net....................................     $2.70       $.54       $.85
                                                              ========   ========   ========
Total shares used for basic earnings per share
  computation...............................................    40,300     50,190     54,090
Dilutive securities:
  Stock options and warrants................................     1,250      1,430        860
  Assumed conversion of preferred stock at January 1,
     1997...................................................     5,210      --         --
  Convertible debentures....................................    10,000      --         --
  Contingently issuable shares..............................     2,160      2,170      2,100
                                                              --------   --------   --------
       Total shares used for diluted earnings per share
          computation.......................................    58,920     53,790     57,050
                                                              ========   ========   ========
Earnings used for basic earnings per share computation......  $109,000   $ 26,960   $ 46,230
Add back of preferred stock dividends.......................     6,240      --         --
Add back of debenture interest..............................     9,530      --         --
                                                              --------   --------   --------
       Earnings used for diluted earnings per share
          computation.......................................  $124,770   $ 26,960   $ 46,230
                                                              ========   ========   ========
Diluted earnings per share before cumulative effect of
  accounting change, net....................................     $2.12       $.50       $.81
                                                              ========   ========   ========

     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's preferred stock and convertible debentures did not have a dilutive effect on earnings per share in 1996 and 1995.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1997: the conversion of the Company's outstanding shares of Dividend Enhanced Convertible Preferred Stock on June 27, 1997 for approximately 10 million shares of Company Common Stock (see "Shareholders' Equity" note); the exchange of approximately 9.9 million shares of the outstanding common stock of Emco Limited ("Emco") with a value of approximately $106 million, in addition to the cash payment of approximately $46 million, in payment of a promissory note due to Masco Corporation; in 1996: in addition to cash received, approximately $25 million comprised of both common stock and warrants (with a portion of the common stock subsequently sold for approximately $14 million of cash), as consideration from the sale of MascoTech Stamping Technologies, Inc.; in addition to the cash payment by the Company of $121 million, notes approximating $159 million were issued for the purchase of 18 million shares of the Company's Common Stock and warrants to purchase 10 million shares of the Company's Common Stock (see "Shareholders' Equity" note); in 1995: in addition to cash received, approximately $34 million comprised of both notes receivable due from, and a 29 percent equity interest in, the acquiring company, as consideration for a non-core business unit.

                                MASCOTECH, INC.

     Income taxes paid (refunded) were $44 million, $(12) million and $11 million in 1997, 1996 and 1995, respectively. Interest paid was $39 million, $30 million and $55 million in 1997, 1996 and 1995, respectively.

DISPOSITIONS OF OPERATIONS:

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its architectural products, defense and certain of its transportation-related products and services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The Company has completed the disposition of such businesses.

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

     In May 1996, the Company sold MascoTech Stamping Technologies, Inc. ("MSTI"), a wholly owned subsidiary, to Tower Automotive, Inc. ("Tower") resulting in an after-tax loss of approximately $26 million ($.49 per common share), including after-tax losses of approximately $1 million related to the closure of a MSTI manufacturing facility not included in the sale. The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock (200,000 shares at $18 per share expiring May 31, 1999). The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness. The Company may receive additional consideration (up to $30 million), of which approximately $5 million was earned in 1997, contingent upon the future earnings of MSTI through May 31, 1999.

     On January 3, 1997, the Company sold its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International which were acquired by the Company in November 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, $30 million of subordinated debentures, $18 million of preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. valued at $2 million. In January 1998, the Company received $48 million of cash from MSX International, Inc. in payment of the subordinated debentures and other amounts due MascoTech resulting in a realized gain in the first quarter 1998 (gain recognition was deferred at the time of the transaction pending cash receipt) of approximately $7 million. The remaining deferred gain of approximately $20 million will be recognized upon the liquidation of the common and preferred stock holdings for cash. The net assets of the Technical Services Group and APX International are reflected on the consolidated balance sheet as net assets of businesses held for disposition at December 31, 1996. The Company did not reflect any revenues or expenses in the consolidated statement of income related to APX International from the date of acquisition through January 3, 1997 as control was deemed to be temporary.

     The disposition of businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses were included in continuing operations until disposition. Businesses held for sale or sold, including MSTI and TSG, had sales of $0, $412 million and $874 million in 1997, 1996 and 1995, respectively, and operating income (losses) before gains (charge) on disposition of businesses, net of $0, $(13) million and $5 million in 1997, 1996 and 1995, respectively.

                                MASCOTECH, INC.

     Amounts included in the consolidated balance sheet for net assets of businesses held for disposition consist of the following at December 31, 1996:

                                                          (IN THOUSANDS)
                                                                  1996
                                                                --------
Receivables.................................................    $ 59,110
Other current assets........................................      46,050
Current liabilities.........................................     (19,180)
                                                                --------
     Net current assets.....................................      85,980
                                                                --------
Property and equipment, net.................................      22,090
Other non-current assets and liabilities, net...............         760
                                                                --------
     Net non-current assets.................................      22,850
                                                                --------
     Net assets of businesses held for disposition..........    $108,830
                                                                ========

INVENTORIES:

                                                                   (IN THOUSANDS)
                                                                 AT DECEMBER 31
                                                               ------------------
                                                                1997       1996
                                                               -------    -------
Finished goods.............................................    $22,160    $21,020
Work in process............................................     22,990     20,360
Raw material...............................................     28,710     28,260
                                                               -------    -------
                                                               $73,860    $69,640
                                                               =======    =======

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                   AT DECEMBER 31
                                                                --------------------
                                                                1997    1996    1995
                                                                ----    ----    ----
TriMas Corporation..........................................    37%     41%     41%
Emco Limited................................................    --      43%     43%
Titan International, Inc. ..................................    15%     12%     15%
Delco Remy International, Inc. (voting).....................    18%     26%     25%

     TriMas Corporation ("TriMas") is a diversified manufacturer of commercial, industrial and consumer products (see "Subsequent Event" note). Emco Limited ("Emco") is a Canadian-based manufacturer and distributor of building and other industrial products. Titan International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets. Delco Remy International, Inc. ("DRI") is a manufacturer of automotive electronic motors and other components.

                                MASCOTECH, INC.

     The carrying amount of investments in affiliates at December 31, 1997 and 1996 and quoted market values at December 31, 1997 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                      (IN THOUSANDS)
                                                      1997
                                                     QUOTED       1997        1996
                                                     MARKET     CARRYING    CARRYING
                                                     VALUE       AMOUNT      AMOUNT
                                                    --------    --------    --------
Common stock:
  TriMas Corporation............................    $522,190    $137,740    $101,880
  Emco Limited..................................       --          --         49,400
  Titan International, Inc. ....................      66,110      44,080      42,280
  Delco Remy International, Inc. ...............      37,820       9,320      10,440
                                                    --------    --------    --------
Common stock holdings...........................     626,120     191,140     204,000
Subordinated debt of Emco Limited...............                              35,130
                                                                            --------
Investments in publicly traded affiliates.......    $626,120     191,140     239,130
                                                    ========
Other non-public affiliates.....................                  72,160      43,340
                                                                --------    --------
Total...........................................                $263,300    $282,470
                                                                ========    ========

     In June 1995, Titan sold newly issued common stock in a public offering and issued common stock as a result of the conversion of convertible securities. The Company recognized pre-tax income of approximately $5.1 million as a result of the change in the Company's common equity ownership interest in Titan. In December 1996, Titan called for redemption its 4 3/4% Convertible Subordinated Notes which resulted in the issuance of approximately 4.5 million common shares, reducing the Company's common equity ownership interest in Titan to approximately 12 percent. As a result, the investment in Titan at December 31, 1996 was accounted for as available-for-sale. In March 1997, Titan repurchased approximately 5.6 million shares of its common stock, increasing the Company's common equity ownership interest in Titan to approximately 15 percent. As a result, the investment in Titan has been accounted for under the equity method of accounting.

     In March 1997, TriMas called for redemption its 5% Convertible Subordinated Debentures which resulted in the issuance of approximately 4.7 million common shares, reducing the Company's common equity ownership in TriMas to approximately 37 percent. The Company recognized pre-tax income of approximately $13 million as a result of the change in the Company's common equity ownership interest in TriMas.

     In September 1997, the Company exercised its option and exchanged its equity holdings in Emco, with a value approximating $106 million, and approximately $46 million in cash to satisfy the indebtedness to Masco Corporation incurred in 1996 in connection with the Company's purchase and retirement of certain of its securities held by Masco Corporation. This transaction resulted in a pre-tax gain of approximately $46 million. In addition, the Company has an investment in Emco subordinated notes which are classified as available-for-sale and, as a result, are recorded at fair value. As a result of the sale of Emco equity, the Emco subordinated notes were reclassified to other assets in 1997. The Company has recorded unrealized gains of approximately $1 million and $2 million in 1997 and 1996, respectively, which have been recorded as an adjustment to shareholders' equity.

     In December 1997, DRI completed an initial public offering reducing the Company's common equity ownership interest in DRI to approximately 12 percent on a diluted basis (the Company owns approximately 18 percent of the voting common stock). As a result of the change in the Company's common equity ownership interest in DRI, the Company recognized pre-tax income of approximately $5 million.

                                MASCOTECH, INC.

     In addition to its equity and other investments in publicly traded affiliates, the Company has equity and other investment interests in privately held automotive related companies, including the Company's common equity ownership in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components, and MSX International, Inc., a transportation-focused engineering and technical services company.

     Equity in undistributed earnings of affiliates of $68 million at December 31, 1997, $57 million at December 31, 1996 and $38 million at December 31, 1995 are included in consolidated retained earnings.

     Approximate combined condensed financial data of the Company's equity affiliates accounted for under the equity method are as follows:

                                                                    (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           -----------------------
                                                              1997         1996
                                                           ----------    ---------
Current assets.........................................    $1,117,940    $ 839,250
Current liabilities....................................      (520,900)    (342,980)
                                                           ----------    ---------
  Working capital......................................       597,040      496,270
Property and equipment, net............................       612,060      453,350
Excess of cost over net assets of acquired companies...       371,190      257,160
Other assets...........................................       145,000       78,990
Long-term debt.........................................      (702,390)    (655,370)
Deferred income taxes and other long-term
  liabilities..........................................       (82,610)     (73,680)
                                                           ----------    ---------
  Shareholders' equity.................................    $  940,290    $ 556,720
                                                           ==========    =========

                                                                       (IN THOUSANDS)
                                                  FOR THE YEARS ENDED DECEMBER 31
                                               --------------------------------------
                                                  1997          1996          1995
                                               ----------    ----------    ----------
Net sales..................................    $3,484,540    $2,959,980    $2,729,260
                                               ==========    ==========    ==========
Operating profit...........................    $  264,590    $  269,440    $  235,510
                                               ==========    ==========    ==========
Earnings attributable to common stock......    $  108,230    $  128,820    $   92,700
                                               ==========    ==========    ==========

     Equity and other income from affiliates consists of the following:

                                                                         (IN THOUSANDS)
                                                       FOR THE YEARS ENDED DECEMBER 31
                                                       --------------------------------
                                                         1997        1996        1995
                                                       --------    --------    --------
The Company's equity in affiliates' earnings
  available for common shareholders................    $31,330     $35,190     $26,230
Interest and dividend income.......................     12,030       5,270       5,190
                                                       -------     -------     -------
Equity and other income from affiliates............    $43,360     $40,460     $31,420
                                                       =======     =======     =======

                                MASCOTECH, INC.

PROPERTY AND EQUIPMENT, NET:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------
Cost:
  Land and land improvements............................    $ 19,820      $ 17,530
  Buildings.............................................     116,270       109,730
  Machinery and equipment...............................     545,590       513,010
                                                            --------      --------
                                                             681,680       640,270
Less accumulated depreciation...........................     264,650       251,810
                                                            --------      --------
                                                            $417,030      $388,460
                                                            ========      ========

     Depreciation expense totalled $34 million, $37 million and $38 million in 1997, 1996 and 1995, respectively.

ACCRUED LIABILITIES:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                             ---------------------
                                                               1997         1996
                                                             --------      -------
Salaries, wages and commissions..........................    $ 17,690      $15,930
Income taxes.............................................       7,760        2,810
Interest.................................................       1,740        4,050
Insurance................................................      24,740       33,940
Property, payroll and other taxes........................       3,340        5,500
Other....................................................      59,380       34,680
                                                             --------      -------
                                                             $114,650      $96,910
                                                             ========      =======

                                MASCOTECH, INC.

LONG-TERM DEBT:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------
6 5/8% Note held by Masco Corporation...................    $  --         $151,380
4 1/2% Convertible Subordinated Debentures, due 2003 and
  convertible into Company Common Stock at $31 per
  share.................................................     310,000       310,000
Bank revolving credit agreement.........................     245,000       250,000
Other...................................................      39,880        44,390
                                                            --------      --------
                                                             594,880       755,770
Less current portion of long-term debt..................       2,880         3,370
                                                            --------      --------
Long-term debt..........................................    $592,000      $752,400
                                                            ========      ========

     The interest rates applicable to the Company's revolving credit agreement at December 31, 1997 are principally at alternative floating rates provided for in the agreement (approximately six percent at December 31, 1997).

     In connection with the TriMas acquisition in early 1998 (see "Subsequent Event" note), the Company entered into a new $1.3 billion credit facility. This facility includes a $500 million term loan with principal payments as follows:
1998 - $25 million; 1999 - $40 million; 2000 - $60 million; 2001 - $75 million;
and 2002 - $190 million. The remainder of the term loan and the $800 million revolver terminate in 2003. The Company has the ability and intent to refinance amounts due in 1998 on a long-term basis.

     The interest rates applicable to the new credit facility are principally at alternative floating rates which would have approximated 6.5 percent at December 31, 1997. The new credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of these provisions, approximately $40 million would have been available at December 31, 1997 for the payment of cash dividends and the acquisition of Company capital stock. The facility is collateralized by a pledge of the stock of TriMas.

     The note held by Masco Corporation was part of the consideration paid by the Company in 1996 for the purchase of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock from Masco Corporation. In September 1997, the Company exercised its option and exchanged its equity holdings in Emco Limited, with a value approximating $106 million, and approximately $46 million in cash to Masco Corporation to satisfy this indebtedness.

     The maturities of debt as at December 31, 1997 during the next five years are as follows (not taking into account the new credit facility) (in millions):
1998 - $3; 1999 - $4; 2000 - $2; 2001 - $.7; and 2002 - $.5.

                                MASCOTECH, INC.

SHAREHOLDERS' EQUITY:

                                                                                                   (IN THOUSANDS)
                                                                RETAINED               RESTRICTED
                             PREFERRED    COMMON     PAID-IN    EARNINGS                 STOCK      SHAREHOLDERS'
                               STOCK      STOCK      CAPITAL    (DEFICIT)    OTHER       AWARDS        EQUITY
                             ---------    ------     -------    ---------    -----     ----------   -------------
Balance, January 1, 1995...  $ 10,800    $ 56,610   $ 318,960   $ (7,590)   $  2,360    $(19,050)     $ 362,090
  Net income...............     --          --         --         59,190       --         --             59,190
  Preferred stock
     dividends.............     --          --         --        (12,960)      --         --            (12,960)
  Common stock dividends...     --          --         --         (6,260)      --         --             (6,260)
  Retirement of common
     stock.................     --         (1,210)    (11,920)     --          --         --            (13,130)
  Translation adjustments,
     net...................     --          --         --          --          6,210      --              6,210
  Exercise of stock
     options...............     --            120         870      --          --         --                990
  Stock award purchases,
     net of amortization...     --          --         --          --          --          2,000          2,000
                             --------    --------   ---------   --------    --------    --------      ---------
Balance, December 31,
  1995.....................    10,800      55,520     307,910     32,380       8,570     (17,050)       398,130
  Net income...............     --          --         --         51,620       --         --             51,620
  Preferred stock
     dividends.............     --          --         --        (12,960)      --         --            (12,960)
  Common stock dividends...     --          --         --         (9,980)      --         --             (9,980)
  Retirement of common
     stock and warrants....     --        (18,720)   (270,320)     --          --         --           (289,040)
  Translation adjustments
     and other.............     --          --         --          --          6,200      --              6,200
  Exercise of stock
     options...............     --            450       3,490      --          --         --              3,940
  Stock award purchases,
     net of amortization...     --          --         --          --          --         (9,090)        (9,090)
                             --------    --------   ---------   --------    --------    --------      ---------
Balance, December 31,
  1996.....................    10,800      37,250      41,080     61,060      14,770     (26,140)       138,820
  Net income...............     --          --         --        115,240       --         --            115,240
  Preferred stock
     dividends.............     --            150       2,850     (6,240)      --         --             (3,240)
  Common stock dividends...     --          --         --        (12,270)      --         --            (12,270)
  Retirement of common
     stock.................     --           (330)     (6,280)     --          --         --             (6,610)
  Retirement of preferred
     stock.................      (450)      --         (7,910)     --          --         --             (8,360)
  Conversion of outstanding
     preferred stock.......   (10,350)      9,750         600      --          --         --            --
  Translation adjustments
     and other.............     --          --         --          --        (10,610)     --            (10,610)
  Exercise of stock
     options...............     --            430       4,000      --          --         --              4,430
  Stock award purchases,
     net of amortization...     --          --         --          --          --         (6,740)        (6,740)
                             --------    --------   ---------   --------    --------    --------      ---------
Balance, December 31,
  1997.....................     --       $ 47,250   $  34,340   $157,790    $  4,160    $(32,880)     $ 210,660
                             ========    ========   =========   ========    ========    ========      =========

     On June 27, 1997, the Company completed the conversion of all remaining issued and outstanding shares of its Dividend Enhanced Convertible Preferred Stock (DECS). Holders of DECS received in exchange for each share of DECS .955 of a share of the Company's Common Stock, par value $1.00 per share, resulting in the issuance of approximately 10 million shares of Company Common Stock.

                                MASCOTECH, INC.

     On October 31, 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock, for cash and notes approximating $266 million. As part of this 1996 transaction, Richard A. Manoogian, Chairman of both Masco Corporation and MascoTech, also sold to MascoTech one million shares of MascoTech common stock (at the then current market price) for approximately $13.6 million. In addition, as part of this transaction, Masco Corporation's agreement to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures was extended through 2002, and the corporate services agreement with Masco Corporation was extended until September 30, 1998. Masco Corporation also agreed that MascoTech will have the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares.

     In addition, the Company repurchased and retired approximately .3 million shares of its common stock and approximately .5 million shares of its preferred stock in 1997, and approximately one million shares of its common stock in each of 1996 and 1995 in open-market purchases, pursuant to a Board of Directors' authorized repurchase program. At December 31, 1997, the Company may repurchase approximately three million additional shares of Company Common Stock pursuant to this repurchase authorization.

     On the basis of amounts paid (declared), cash dividends per common share were $.22 ($.28) in 1997, $.18 ($.18) in 1996 and $.14 ($.11) in 1995.

STOCK OPTIONS AND AWARDS:

     The Company's Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1997, outstanding stock-based incentives are in the form of restricted long-term stock awards and stock options.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 565,000, 480,000 and 461,000 shares of Company Common Stock during 1997, 1996 and 1995, respectively, to key employees of the Company and affiliated companies. The weighted average fair value per share of long-term stock awards granted during 1997, 1996 and 1995 on the date of grant was $19, $14 and $12, respectively. Compensation expense for the vesting of long-term stock awards was approximately $4.7 million, $2.3 million and $4.8 million in 1997, 1996 and 1995, respectively. The unamortized costs of unvested stock awards, aggregating approximately $33 million at December 31, 1997, are being amortized over the ten-year vesting periods and are a deduction from shareholders' equity.

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

                                MASCOTECH, INC.

     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1997 is presented below.

                                                                  (SHARES IN THOUSANDS)
                                                                1997     1996     1995
                                                                -----    -----    -----
Option shares outstanding, January 1........................    4,290    3,440    3,620
  Weighted average exercise price...........................      $10      $ 8      $ 7
Option shares granted.......................................       80    1,370       --
  Weighted average exercise price...........................      $20      $15       --
Option shares exercised.....................................     (500)    (450)    (120)
  Weighted average exercise price...........................      $ 8      $ 7      $ 7
Option shares canceled......................................     (100)     (70)     (60)
  Weighted average exercise price...........................      $16      $ 5      $ 5
Option shares outstanding, December 31......................    3,770    4,290    3,440
  Weighted average exercise price...........................      $10      $10      $ 8
  Weighted average remaining option term (in years).........      4.7      5.3      4.4
Option shares exercisable, December 31......................    1,430    1,710    1,640
  Weighted average exercise price...........................      $ 9      $ 9      $ 9

     At December 31, 1997, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $25 per share, the fair market values at the dates of grant.

     At December 31, 1997 and 1996, a combined total of 5,223,000 and 4,656,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of income. The weighted average fair value on the date of grant of options granted was $7.70 and $6.20 in 1997 and 1996, respectively. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings per share would have approximated $.02 and $.01 in 1997 and 1996, respectively, and had no effect in 1995.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                           1997     1996     1995
                                                           -----    -----    -----
Risk free interest rate................................     6.5%     6.5%     7.3%
Dividend yield.........................................     1.4%     1.1%     1.1%
Volatility factor......................................    35.0%    39.0%    39.0%
Expected option life (in years)........................     5.5      5.5      5.5

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $9 million in 1997, $11 million in 1996 and $13 million in 1995.

                                MASCOTECH, INC.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1997:

                                                                      (IN THOUSANDS)
                                                        1997       1996       1995
                                                       -------    -------    -------
Service cost -- benefits earned during the year....    $ 3,480    $ 5,230    $ 4,680
Interest cost on projected benefit obligations.....      6,650      6,490      6,330
Actual return on assets............................     (2,830)    (3,970)    (6,540)
Net amortization and deferral......................     (2,790)      (740)     1,600
                                                       -------    -------    -------
Net periodic pension cost..........................    $ 4,510    $ 7,010    $ 6,070
                                                       =======    =======    =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                             1997     1996     1995
                                                             -----    -----    -----
Discount rate for obligations............................     7.25%    7.50%    7.25%
Rate of increase in compensation levels..................     5.00%    5.00%    5.00%
Expected long-term rate of return on plan assets.........    11.00%   11.00%   11.00%

     The funded status of the Company's defined-benefit pension plans at December 31, 1997 and 1996 is as follows:

                                                                       (IN THOUSANDS)
                                                              1997           1996
                                                           -----------    -----------
                                                           ACCUMULATED    ACCUMULATED
                                                            BENEFITS       BENEFITS
                                                             EXCEED         EXCEED
            RECONCILIATION OF FUNDED STATUS                  ASSETS         ASSETS
            -------------------------------                -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation............................     $ 81,180       $ 72,450
                                                            ========       ========
  Accumulated benefit obligation.......................     $ 87,830       $ 77,380
                                                            ========       ========
  Projected benefit obligation.........................     $ 99,150       $ 89,620
Assets at fair value...................................       63,020         59,710
                                                            --------       --------
  Projected benefit obligation in excess of plan
     assets............................................      (36,130)       (29,910)
Reconciling items:
  Unrecognized net loss................................       21,270         14,690
  Unrecognized prior service cost......................        8,290          8,050
  Unrecognized net asset at transition.................         (810)          (930)
  Adjustment required to recognize minimum liability...      (17,580)       (12,580)
                                                            --------       --------
Accrued pension cost...................................     $(24,960)      $(20,680)
                                                            ========       ========

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     The Company records its postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with SFAS No. 106, the Company recognizes the transition obligation on a prospective basis with the net transition

                                MASCOTECH, INC.

obligation amortized over its remaining life. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1997, 1996 and 1995:

                                                                            (IN THOUSANDS)
                                                                 1997      1996      1995
                                                                ------    ------    ------
Service cost................................................    $  300    $  400    $  300
Interest cost...............................................     1,400     1,600     1,900
Net amortization............................................       700       800     1,100
                                                                ------    ------    ------
Net periodic postretirement benefit cost....................    $2,400    $2,800    $3,300
                                                                ======    ======    ======

     Postretirement benefit obligations, none of which is funded, are summarized as follows at December 31, 1997 and 1996:

                                                                      (IN THOUSANDS)
                                                                  1997        1996
                                                                --------    --------
Accumulated postretirement benefit obligations:
  Retirees..................................................    $  8,300    $ 13,900
  Fully eligible active plan participants...................         500         800
  Other active participants.................................       3,600       5,300
                                                                --------    --------
Total accumulated postretirement benefit obligation.........      12,400      20,000
  Unrecognized prior service cost...........................        (500)       (300)
  Unrecognized net gain.....................................       9,000         700
  Unamortized transition obligation.........................     (10,300)    (11,000)
                                                                --------    --------
Accrued postretirement benefits.............................    $ 10,600    $  9,400
                                                                ========    ========

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in both 1997 and 1996. The change in the accumulated postretirement benefit obligation and the unrecognized net gain amounts is the result of the change in the actuarial assumptions concerning the health care cost trend rate. The assumed health care cost trend rate in 1997 was nine percent, decreasing to an ultimate rate in the year 2007 of five percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.1 million.

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

     The Company's export sales approximated $71 million, $75 million and $85 million in 1997, 1996 and 1995, respectively.

     Corporate assets consist primarily of cash and cash investments, marketable securities, equity and other investments in affiliates and notes receivable.

                                MASCOTECH, INC.


                                                NET SALES                     OPERATING PROFIT(B)
                                    ----------------------------------   ------------------------------
                                      1997        1996         1995        1997       1996       1995
                                    --------   ----------   ----------   --------   --------   --------
The Company's operations by
  industry segment are:
Transportation-Related Products
  and Services(A).................  $922,000   $1,151,000   $1,340,000   $124,000   $ 90,000   $144,000
Specialty Products:
  Other Industrial................     --         130,000      338,000      --         1,000     (3,000)
                                    --------   ----------   ----------   --------   --------   --------
    Total.........................  $922,000   $1,281,000   $1,678,000    124,000     91,000    141,000
                                    ========   ==========   ==========
Other income (expense), net.......                                         88,000      8,000     (9,000)
General corporate expense.........                                        (22,000)   (22,000)   (32,000)
                                                                         --------   --------   --------
Income before income taxes and
  cumulative effect of accounting
  change, net.....................                                       $190,000   $ 77,000   $100,000
                                                                         ========   ========   ========
Corporate assets..................
    Total assets..................
Foreign Operations(F).............  $100,000   $  170,000   $  166,000   $ 15,000   $ 17,000   $ 22,000
                                    ========   ==========   ==========   ========   ========   ========

                                                          (IN THOUSANDS)
                                             ASSETS EMPLOYED AT
                                               DECEMBER 31(C)
                                    ------------------------------------
                                       1997         1996         1995
                                    ----------   ----------   ----------
The Company's operations by
  industry segment are:
Transportation-Related Products
  and Services(A).................  $  712,000   $  742,000   $  870,000
Specialty Products:
  Other Industrial................      --           55,000      150,000
                                    ----------   ----------   ----------
    Total.........................     712,000      797,000    1,020,000

Other income (expense), net.......
General corporate expense.........

Income before income taxes and
  cumulative effect of accounting
  change, net.....................

Corporate assets..................     433,000      406,000      402,000
                                    ----------   ----------   ----------
    Total assets..................  $1,145,000   $1,203,000   $1,422,000
                                    ==========   ==========   ==========
Foreign Operations(F).............  $  138,000   $  155,000   $  140,000
                                    ==========   ==========   ==========

                                                                                                       DEPRECIATION AND
                                                                  PROPERTY ADDITIONS(D)                 AMORTIZATION(E)
                                                               ----------------------------     -------------------------------
                                                                1997      1996       1995        1997        1996        1995
                                                               -------   -------   --------     -------     -------     -------
The Company's operations by industry segments are:
Transportation-Related Products and Services................   $55,000   $41,000   $ 96,000     $43,000     $44,000     $45,000
Specialty Products:
  Other Industrial..........................................     --        3,000     14,000       --          2,000       7,000
                                                               -------   -------   --------     -------     -------     -------
    Total...................................................   $55,000   $44,000   $110,000     $43,000     $46,000     $52,000
                                                               =======   =======   ========     =======     =======     =======

(A) Included within this segment are sales to one customer of $140 million, $232 million and $397 million in 1997, 1996 and 1995, respectively; sales to another customer of $79 million, $146 million and $182 million in 1997, 1996 and 1995, respectively; sales to a third customer of $62 million, $122 million and $178 million in 1997, 1996 and 1995, respectively; and sales to a fourth customer of $156 million, $155 million and $136 million in 1997, 1996 and 1995, respectively.

(B) Operating profit in 1996 includes a $32 million pre-tax loss principally from the sale of MascoTech Stamping Technologies, Inc. ("MSTI"). Operating profit in 1997 includes approximately $5 million of additional pre-tax consideration earned from the sale of MSTI which was sold in 1996. These items impacted the Company's Transportation-Related Products and Services industry segment. The Company may receive additional consideration contingent upon the future earnings of MSTI through May 31, 1999. Operating profit in 1995 includes $25 million in net gains resulting from sales of non-core businesses. These net gains were substantially offset by reductions in the estimated proceeds the Company expected to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million. The net gains (charge) impact the Company's industry segments as follows: Transportation-Related Products and Services - $21 million and Specialty Products - $(2) million. The remaining $(14) million of the net gains (charge) was allocated to General Corporate Expense.

(C) Assets employed at December 31, 1996 and 1995 include net assets related to the disposition of certain operations (see "Dispositions of Operations" note).

(D) Property additions include approximately $2 million and $14 million in 1996 and 1995, respectively, of capital expenditures for those businesses held for disposition related to the plan adopted in late 1994.

(E) Depreciation and amortization expense includes approximately $5 million in 1995 of expense for those businesses held for disposition related to the plan adopted in late 1994.

(F) The Company's foreign operations are located principally in Western Europe.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                              (IN THOUSANDS)
                                                                 1997       1996       1995
                                                                -------    -------    ------
Other, net:
  Net realized and unrealized gains (losses) from marketable
     securities.............................................    $13,130    $  (160)   $  730
  Interest income...........................................      3,440      1,160     2,390
  Dividend income...........................................        650        420       950
  Other, net................................................        180     (4,020)      780
                                                                -------    -------    ------
                                                                $17,400    $(2,600)   $4,850
                                                                =======    =======    ======

INCOME TAXES:

                                                                               (IN THOUSANDS)
                                                                1997       1996        1995
                                                              --------    -------    --------
Income before income taxes and cumulative effect of
  accounting change, net:
  Domestic................................................    $173,410    $59,870    $ 78,870
  Foreign.................................................      16,880     17,350      21,410
                                                              --------    -------    --------
                                                              $190,290    $77,220    $100,280
                                                              ========    =======    ========
Provision for income taxes (credit):
  Federal, current........................................    $ 40,290    $16,170    $(24,210)
  State and local.........................................       6,810      4,650       6,110
  Foreign, current........................................      10,430      7,840       7,860
  Deferred, principally federal...........................      17,520      8,640      51,330
                                                              --------    -------    --------
     Income taxes on income before cumulative effect of
       accounting change, net.............................    $ 75,050    $37,300    $ 41,090
                                                              ========    =======    ========

     The components of deferred taxes at December 31, 1997 and 1996 are as follows:

                                                                   (IN THOUSANDS)
                                                               1997        1996
                                                             --------    --------
Deferred tax assets:
  Inventories............................................    $  2,440    $  2,860
  Accrued liabilities....................................      35,660      35,170
  Alternative minimum tax................................       --          6,750
                                                             --------    --------
                                                               38,100      44,780
                                                             --------    --------
Deferred tax liabilities:
  Property and equipment.................................      64,630      59,580
  Other, principally equity investments in affiliates....      62,240      57,370
                                                             --------    --------
                                                              126,870     116,950
                                                             --------    --------
Net deferred tax liability...............................    $ 88,770    $ 72,170
                                                             ========    ========

                                MASCOTECH, INC.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes and cumulative effect of accounting change, net:

                                                                      (IN THOUSANDS)
                                                       1997       1996        1995
                                                      -------    -------    --------
U.S. federal statutory rate.......................        35%        35%         35%
                                                      -------    -------    --------
Tax at U.S. federal statutory rate................    $66,600    $27,020    $ 35,100
State and local taxes, net of federal tax
  benefit.........................................      4,430      3,020       3,970
Higher effective foreign tax rate.................      3,200      2,100       2,710
Non-deductible portion of charge for disposition
  of businesses...................................      --         5,780       --
Amortization in excess of tax, net................       (760)      (140)      1,630
Other, net........................................      1,580       (480)     (2,320)
                                                      -------    -------    --------
  Income taxes before cumulative effect of
     accounting change, net.......................    $75,050    $37,300    $ 41,090
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

DERIVATIVES

     The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of S&P futures contracts, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio. The Company's investment in futures contracts increases in value as a result of decreases in the underlying index and decreases in value when the underlying index increases. The contracts are financial instruments (with off-balance sheet market risk), as they are required to be settled in cash. The Company's market risk is subject to the price differential between the contract market value and contract cost. The average monthly notional amount of derivative contracts in 1997 was approximately $17 million and there were no contracts outstanding at December 31, 1997.

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                                                 (IN THOUSANDS)
                                                             1997                  1996
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
Cash and cash investments...........................  $ 41,110   $ 41,110   $ 19,400   $ 19,400
Marketable securities, notes receivable and other
  assets............................................  $ 80,760   $ 81,590   $124,270   $125,460
Long-term debt:
  Bank debt.........................................  $267,000   $267,000   $265,000   $265,000
  4 1/2% Convertible Subordinated Debentures........  $310,000   $269,700   $310,000   $252,650
  6 5/8% Note held by Masco Corporation.............     --         --      $151,380   $151,380
  Other long-term debt..............................  $ 15,000   $ 14,500   $ 26,020   $ 24,490

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                         FOR THE QUARTERS ENDED
                                                ------------------------------------------------------------------------
                                                DECEMBER             SEPTEMBER               JUNE                MARCH
                                                  31ST                 30TH                  30TH                 31ST
                                                --------             ---------             --------             --------
1997:
-----
Net sales...................................    $233,620             $222,030              $233,040             $233,440
Gross profit................................    $ 42,020             $ 34,350              $ 53,990             $ 56,300
Net income:
  Income....................................    $ 19,270             $ 38,660              $ 24,650             $ 32,660
  Income attributable to common stock.......    $ 19,270             $ 38,660              $ 21,650             $ 29,420
  Per common share:
          Basic.............................        $.43                  $.86                 $.61                 $.83
          Diluted...........................        $.37                  $.70                 $.46                 $.59
Market price per common share:
  High......................................         $21 5/16              $22  1/2             $23  1/2             $21  1/4
  Low.......................................         $16  1/2              $20                  $18  1/2             $16
1996:
-----
Net sales...................................    $271,450             $290,790              $345,060             $373,920
Gross profit................................    $ 58,160             $ 55,580              $ 57,930             $ 61,440
Income (loss) before accounting change
  item......................................    $ 16,450             $ 19,390              $ (6,660)            $ 10,740
  Per common share:
          Basic.............................        $.32                  $.30                $(.19)                $.14
          Diluted...........................        $.28                  $.28                $(.19)                $.13
Net income (loss):
  Income (loss).............................    $ 16,450             $ 19,390              $ (6,660)            $ 22,440
  Income (loss) attributable to common
     stock..................................    $ 13,210             $ 16,150              $ (9,900)            $ 19,200
  Per common share:
          Basic.............................        $.32                  $.30                $(.19)                $.36
          Diluted...........................        $.28                  $.28                $(.19)                $.34
Market price per common share:
  High......................................         $17                   $15  1/2             $16  1/8             $13  5/8
  Low.......................................         $13  1/2              $13                  $12  1/2             $10  3/8

     Results for the first and fourth quarters 1997 include pre-tax gains of approximately $13 million and $5 million, respectively, as a result of equity transactions by affiliates of the Company.

     Results for the first, second, third and fourth quarters 1997 include pre-tax marketable securities gains (losses) of approximately $5.0 million, $4.0 million, $4.4 million and $(.3) million, respectively.

     Results for the third quarter 1997 include a pre-tax gain of approximately $46 million related to the transfer of the Company's equity holdings in Emco Limited to Masco Corporation. This gain was partially offset by pre-tax costs approximating $14 million associated with a plant closure and the Company's share of a special charge recorded by an equity affiliate and other expenses.

     Results for the fourth quarter 1997 include approximately $5 million pre-tax of additional consideration earned from the sale of MascoTech Stamping Technologies, Inc. which was sold in the second quarter 1996.

                                MASCOTECH, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

     Results for the fourth quarter 1997 were negatively impacted by charges aggregating approximately $10 million pre-tax principally related to severance, the Company's share of a charge recorded by an equity affiliate, write-off of deferred charges and loss on disposition of fixed assets.

     Convertible securities were anti-dilutive in the first quarter 1996 for purposes of computing diluted earnings per common share and earnings per common share on income before accounting change.

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

     The 1997 and 1996 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year.

SUBSEQUENT EVENT:

     In January 1998, the Company completed its tender offer for all of the outstanding shares of common stock of TriMas Corporation not held by the Company for approximately $920 million in accordance with the terms of the Company's previously announced acquisition agreement with TriMas.

     The acquisition will be accounted for as a purchase in 1998. The purchase price will be allocated to the previously unowned assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the net assets acquired will be amortized over a period not exceeding 40 years. The purchase price allocation will be determined during 1998 when appraisals, other studies and additional information become available. Results of operations for TriMas will be included with those of the Company for periods subsequent to the date of the acquisition.

     TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets.

     The following is summarized financial data of TriMas as of and for the year ended December 31, 1997:

                                                        (IN THOUSANDS)
                                                                1997
                                                              --------
Current assets..............................................  $290,630
                                                              ========
Total assets................................................  $708,460
                                                              ========
Total liabilities...........................................  $159,060
                                                              ========
Net sales...................................................  $667,910
                                                              ========
Operating profit............................................  $113,700
                                                              ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

          (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, consist of the following:

                        Consolidated Balance Sheet

                        Consolidated Statement of Operations

                        Consolidated Statement of Cash Flows

                        Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

              (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1997, 1996 and 1995, consists of the following:

                  II. Valuation and Qualifying Accounts

             (ii) TriMas Corporation and Subsidiaries Consolidated Financial
                  Statements appended hereto, as required at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, consist of the following:

                        Consolidated Statement of Income

                        Consolidated Balance Sheets

                        Consolidated Statement of Cash Flows

                        Notes to Consolidated Financial Statements

        (3) Exhibits.

            3.i         Restated Certificate of Incorporation of MascoTech, Inc. and
                        amendments thereto.(filed herewith)
            3.ii        Bylaws of MascoTech, Inc., as amended.(filed herewith)
            4.a.i       Indenture dated as of November 1, 1986 between Masco
                        Industries, Inc. (now known as MascoTech, Inc.) and Morgan
                        Guaranty Trust Company of New York, as Trustee, and
                        Directors' resolutions establishing the Company's 4 1/2%
                        Convertible Subordinated Debentures Due 2003.(4)
            4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee
                        dated as of August 4, 1994 among MascoTech, Inc., Morgan
                        Guaranty Trust Company of New York and The First National
                        Bank of Chicago.(3)
            4.a.iii     Supplemental Indenture dated as August 5, 1994 between
                        MascoTech, Inc. and The First National Bank of Chicago, as
                        trustee.(3)
            4.b         $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
                        banks party thereto from time to time, The First National
                        Bank of Chicago, as Administrative Agent, Bank of America
                        NT&SA and NationsBank N.A., as Syndication Agents(7) and
                        Amendment No. 1 thereto dated as of February 10, 1998.
                        (filed herewith)
            4.c         Rights Agreement dated as of February 20, 1998, between
                        MascoTech, Inc. and The Bank of New York, as Rights
                        Agent.(10)
            NOTE:       Other instruments, notes or extracts from agreements
                        defining the rights of holders of long-term debt of
                        MascoTech, Inc. or its subsidiaries have not been filed
                        since (i) in each case the total amount of long-term debt
                        permitted thereunder does not exceed 10 percent of
                        MascoTech, Inc.'s consolidated assets, and (ii) such
                        instruments, notes and extracts will be furnished by
                        MascoTech, Inc. to the Securities and Exchange Commission
                        upon request.

10.a       Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).(1)
10.b       Corporate Services Agreement dated as of January 1, 1987 between Masco Industries, Inc.
           (now known as MascoTech, Inc.) and Masco Corporation (filed herewith), Amendment No. 1 dated as of October 31, 1996(8), and related letter agreement dated January 22,
           1998.(filed herewith)
10.c       Corporate Opportunities Agreement dated as of May 1, 1984 between Masco Corporation and
           Masco Industries, Inc. (now known as MascoTech, Inc.)(1) and Amendment No. 1 dated as of
           October 31, 1996.(8)
10.d       Stock Repurchase Agreement dated as of May 1, 1984 between Masco Corporation and Masco
           Industries, Inc. (now known as MascoTech, Inc.) and related letter dated September 20,
           1985, Amendment to Stock Repurchase Agreement dated as of December 20, 1990 and amendment to Stock Repurchase Agreement included in Agreement dated as of November 23, 1993.(4)
10.e       Amended and Restated Securities Purchase Agreement dated as of November 23, 1993
           ("Securities Purchase Agreement") between MascoTech, Inc. and Masco Corporation, including form of Note(5), Agreement dated as of November 23, 1993 relating thereto(4), and
           Amendment No. 1 to the Securities Purchase Agreement dated as of October 31, 1996.(8)
10.f       Registration Agreement dated as of March 31, 1993, between Masco Corporation and Masco
           Industries, Inc. (now known as MascoTech, Inc.).(2)
10.g       Corporate Opportunities Agreement dated as of December 27, 1988 among Masco Industries,
           Inc. (now known as MascoTech, Inc.), Masco Corporation and TriMas Corporation. (filed herewith)
10.h       Stock Purchase Agreement dated as of October 15, 1996 between Masco Corporation and
           MascoTech, Inc.(8)
NOTE:      Exhibits 10.i through 10.z constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the
           Company participate.
10.i       MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Amended and Restated April 23, 1997).
           (filed herewith)
10.j       MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December 6, 1995).(1)
10.k       MascoTech, Inc. 1984 Stock Option Plan (Restated December 6, 1995).(1)
10.1       Masco Corporation 1991 Long Term Stock Incentive Plan. (Amended and Restated April 23,
           1997).(filed herewith)
10.m       Masco Corporation 1988 Restricted Stock Incentive Plan (Restated December 6, 1995).(1)
10.n       Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).(1)
10.o       MascoTech, Inc. Supplemental Executive Retirement and Disability Plan.(2)
10.p       MascoTech, Inc. Benefits Restoration Plan.(2)
10.q       MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(filed herewith)
10.r       MascoTech, Inc. 1997 Annual Incentive Compensation Plan.(filed herewith)
10.s       TriMas Corporation 1995 Long Term Stock Incentive Plan (Restated December 5, 1995).(filed herewith)
10.t       TriMas Corporation 1988 Restricted Stock Incentive Plan (Restated December 5, 1995).(filed herewith)
10.u       TriMas Corporation Supplemental Executive Retirement and Disability Plan.(filed herewith)
10.v       TriMas Corporation Retirement Benefit Restoration Plan.(filed herewith)

10.w       Employment Agreement dated as of December 10, 1997, between TriMas Corporation and Brian
           P. Campbell.(filed herewith)
10.x       Description of the MascoTech, Inc. Program for Estate, Financial Planning and Tax
           Assistance. (filed herewith)
10.y       Masco Corporation 1997 Annual Incentive Compensation Plan. (filed herewith)
10.z       Masco Corporation 1997 Non-Employee Directors Stock Plan. (filed herewith)
10.aa      Purchase Agreement dated as of January 26, 1990 between Masco Corporation and TriMas
           Corporation.(filed herewith)
10.bb      Stock Purchase Agreement between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.) dated as of December 23, 1991 regarding Masco Capital
           Corporation(9)and Amendment thereto dated May 21, 1997.(filed herewith)
12         Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends.(filed herewith)
21         List of Subsidiaries.(filed herewith)
23.a       Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s Financial Statements and
           Financial Statement Schedule.(filed herewith)
23.b       Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's Financial
           Statements.(filed herewith)
27.a       Financial Data Schedule as of and for the year ended December 31, 1997.(filed herewith)
27.b       Financial Data Schedule as of and for the year-to-date periods ended September 30, 1997,
           June 30, 1997 and March 31, 1997.(filed herewith)
27.c       Financial Data Schedule as of and for the year-to-date periods ended December 31, 1996,
           September 30, 1996, June 30, 1996 and March 31, 1996.(filed herewith)
27.d       Financial Data Schedule as of and for the year ended December 31, 1995.(filed herewith)

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

 (3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

 (4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

 (5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

 (6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated June 22, 1993.

 (7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated January 30, 1998.

 (8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 13, 1996.

 (9) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(10) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Registration Statement on Form 8-A dated February 23, 1998.

THE COMPANY WILL FURNISH ANY OF ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (B) REPORTS ON FORM 8-K.

        (1) A Current Report on Form 8-K dated October 15, 1997 was filed by MascoTech, Inc. during the quarter ended December 31, 1997 reporting under Item 2. "Acquisition or Disposition of Assets," the disposition of the Company's ownership interest in Emco Limited and the delivery of approximately $46 million cash to Masco Corporation in payment of the promissory note issued by MascoTech, Inc. in connection with MascoTech's purchase and retirement of certain of its securities held by Masco Corporation. Included under Item 7 of such report were the following exhibits:

            (i) MascoTech, Inc. Pro Forma Combined Consolidated Condensed
                Statement of Income for the year ended December 31, 1996 (Unaudited)

            (ii) MascoTech, Inc. Pro Forma Consolidated Condensed Statement of
                 Income for the six months ended June 30, 1997 (Unaudited)

           (iii) MascoTech, Inc. Pro Forma Consolidated Condensed Balance Sheet as of June 30, 1997 (Unaudited)

        (2) A Current Report on Form 8-K dated December 22, 1997 was filed by MascoTech, Inc. during the quarter ended December 31, 1997 reporting under Item 5. "Other Events," the execution of an Agreement and Plan of Merger, dated as of December 10, 1997, by the Company, its wholly owned subsidiary MascoTech Acquisition, Inc. ("Merger Sub") and TriMas Corporation ("TriMas"), and Amendment No. 1 to Agreement and Plan of Merger dated as of December 15, 1997 (as so amended, the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub commenced an offer to purchase any and all outstanding shares of TriMas common stock at a price of $34.50 per share, net to the seller in cash.

        (3) A Current Report on Form 8-K dated January 30, 1998 was filed by MascoTech, Inc. during the quarter ended March 31, 1998 reporting under Item 2. "Acquisition or Disposition of Assets," the completion of the tender offer for shares of TriMas Corporation.

        (4) A Current Report on Form 8-K dated February 23, 1998 was filed by MascoTech, Inc. during the quarter ended March 31, 1998 reporting under Item 5. "Other Events," the Company's declaration of a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock of the Company payable to holders of record on February 27, 1998. The Rights become exercisable upon certain events set forth in the Rights Agreement dated as of February 20, 1998 between the Company and The Bank of New York, as Rights Agent. The Rights have certain anti-takeover effects and may cause substantial dilution to a person that attempts to acquire the Company without a condition to such an offer that a substantial number of the Rights be acquired or that the Rights be redeemed or declared invalid.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          MASCOTECH, INC.

                                          By:      /s/ TIMOTHY WADHAMS
                                            ------------------------------------
                                                      TIMOTHY WADHAMS
                                            Senior Vice President -- Finance and
                                                  Chief Financial Officer

March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        PRINCIPAL EXECUTIVE OFFICER:

           /s/ FRANK M. HENNESSEY                  Vice Chairman and
---------------------------------------------        Chief Executive Officer
             FRANK M. HENNESSEY

           PRINCIPAL FINANCIAL AND
             ACCOUNTING OFFICER:

             /s/ TIMOTHY WADHAMS                   Senior Vice President -- Finance
---------------------------------------------        and Chief Financial Officer
               TIMOTHY WADHAMS

          /s/ RICHARD A. MANOOGIAN                 Chairman of the Board
---------------------------------------------
            RICHARD A. MANOOGIAN

              /s/ PETER A. DOW                     Director
---------------------------------------------
                PETER A. DOW

            /s/ ROGER T. FRIDHOLM                  Director
---------------------------------------------
              ROGER T. FRIDHOLM

         /s/ EUGENE A. GARGARO, JR.                Director
---------------------------------------------
           EUGENE A. GARGARO, JR.

          /s/ WILLIAM K. HOWENSTEIN                Director
---------------------------------------------
            WILLIAM K. HOWENSTEIN

             /s/ JOHN A. MORGAN                    Director
---------------------------------------------
               JOHN A. MORGAN
                                                                                        March 27, 1998


                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1997

Schedules, as required for the years ended December 31, 1997, 1996 and 1995:

                                                                PAGE
                                                                ----
II. Valuation and Qualifying Accounts.......................    F-2
TriMas Corporation and Subsidiaries Consolidated Financial
  Statements................................................    F-3

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

            COLUMN A                  COLUMN B              COLUMN C               COLUMN D       COLUMN E
---------------------------------    ----------    ---------------------------    ----------    -------------
                                                            ADDITIONS
                                                   ---------------------------
                                                                     CHARGED
                                     BALANCE AT      CHARGED       (CREDITED)
                                     BEGINNING       TO COSTS       TO OTHER                     BALANCE AT
           DESCRIPTION               OF PERIOD     AND EXPENSES     ACCOUNTS      DEDUCTIONS    END OF PERIOD
---------------------------------    ----------    ------------    -----------    ----------    -------------
                                                                       (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1997...........................    $2,000,000     $  500,000     $    60,000    $1,380,000     $1,180,000
                                     ==========     ==========     ===========    ==========     ==========
  1996...........................    $1,880,000     $  890,000     $    20,000    $  790,000     $2,000,000
                                     ==========     ==========     ===========    ==========     ==========
  1995...........................    $1,590,000     $  400,000     $   410,000    $  520,000     $1,880,000
                                     ==========     ==========     ===========    ==========     ==========

NOTES:

(A) Allowance of companies acquired, and other adjustments, net in 1997 and 1995. Allowance of companies reclassified for businesses held for disposition, and other adjustments, net in 1996 and 1995.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of MascoTech, Inc.:

     We have audited the consolidated balance sheet of TriMas Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997 as listed in Item 14(a)(2)(ii) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriMas Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, substantially all the outstanding shares of the Company not already owned by MascoTech, Inc. were acquired by them in January 1998. The Company is now a wholly owned subsidiary of MascoTech, Inc.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 17, 1998

                               TRIMAS CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1997            1996            1995
                                                  -------------   -------------   -------------
Net sales.......................................  $ 667,910,000   $ 600,230,000   $ 553,490,000
Cost of sales...................................   (447,940,000)   (403,380,000)   (371,470,000)
Selling, general and administrative expenses....   (106,270,000)    (92,560,000)    (83,340,000)
                                                  -------------   -------------   -------------
  Operating profit..............................    113,700,000     104,290,000      98,680,000
Interest expense................................     (5,420,000)    (10,810,000)    (13,530,000)
Other, net (principally interest income)........      6,790,000       7,110,000       6,690,000
                                                  -------------   -------------   -------------
  Income before income taxes and extraordinary
     charge.....................................    115,070,000     100,590,000      91,840,000
Income taxes....................................     43,730,000      39,230,000      35,820,000
                                                  -------------   -------------   -------------
  Income before extraordinary charge............     71,340,000      61,360,000      56,020,000
Extraordinary charge related to becoming a
  private company...............................     (4,970,000)
                                                  -------------   -------------   -------------
  Net income....................................  $  66,370,000   $  61,360,000   $  56,020,000
                                                  =============   =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    1997            1996
                                                                ------------    ------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $105,380,000    $105,890,000
  Receivables...............................................      83,340,000      80,390,000
  Inventories...............................................      97,060,000      92,210,000
  Other current assets......................................       4,850,000       4,130,000
                                                                ------------    ------------
          Total current assets..............................     290,630,000     282,620,000
Property and equipment......................................     200,490,000     194,540,000
Excess of cost over net assets of acquired companies........     177,770,000     174,710,000
Other assets................................................      39,570,000      44,800,000
                                                                ------------    ------------
            Total assets....................................    $708,460,000    $696,670,000
                                                                ============    ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 31,430,000    $ 33,750,000
  Other current liabilities.................................      36,710,000      45,430,000
                                                                ------------    ------------
          Total current liabilities.........................      68,140,000      79,180,000
Deferred income taxes and other.............................      44,950,000      39,920,000
Long-term debt..............................................      45,970,000     187,120,000
                                                                ------------    ------------
          Total liabilities.................................     159,060,000     306,220,000
                                                                ------------    ------------
Shareholders' equity:
  Common stock, $.01 par value, authorized 100 million
     shares, outstanding 41.3 million shares in 1997; 36.6
     million shares in 1996.................................         410,000         370,000
  Paid-in capital...........................................     260,310,000     155,690,000
  Retained earnings.........................................     293,500,000     238,290,000
  Cumulative translation adjustments........................      (4,820,000)     (3,900,000)
                                                                ------------    ------------
          Total shareholders' equity........................     549,400,000     390,450,000
                                                                ------------    ------------
            Total liabilities and shareholders' equity......    $708,460,000    $696,670,000
                                                                ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------   ------------   ------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income....................................  $ 66,370,000   $ 61,360,000   $ 56,020,000
     Adjustments to reconcile net income to net
       cash from operations:
          Extraordinary charge.....................     4,970,000
          Depreciation and amortization............    25,680,000     22,930,000     21,480,000
          Deferred income taxes....................     4,830,000      2,100,000      5,560,000
          (Increase) decrease in receivables.......    (1,360,000)    (1,460,000)    (4,670,000)
          (Increase) decrease in inventories.......    (5,050,000)    (2,430,000)    (5,930,000)
          Increase (decrease) in accounts payable
            and other current liabilities..........    (9,900,000)     7,320,000     (2,500,000)
          Other, net...............................    (1,720,000)     1,260,000     (3,710,000)
                                                     ------------   ------------   ------------
            Net cash from operations...............    83,820,000     91,080,000     66,250,000
                                                     ------------   ------------   ------------
  INVESTMENTS:
     Capital expenditures..........................   (28,560,000)   (26,670,000)   (23,470,000)
     Acquisitions, net of cash acquired............                  (27,490,000)
     Contingent acquisition price paid (including
       $7.0 million to MascoTech, Inc.)............   (11,250,000)
                                                     ------------   ------------   ------------
            Net cash from (used for) investments...   (39,810,000)   (54,160,000)   (23,470,000)
                                                     ------------   ------------   ------------
  FINANCING:
     Long-term debt:
          Issuance.................................    23,750,000     27,920,000
          Retirement...............................   (55,980,000)   (43,280,000)   (51,470,000)
     Fees related to becoming a private company....    (1,820,000)
     Common stock dividends paid...................   (10,470,000)    (8,060,000)    (6,590,000)
                                                     ------------   ------------   ------------
            Net cash from (used for) financing.....   (44,520,000)   (23,420,000)   (58,060,000)
                                                     ------------   ------------   ------------
  CASH AND CASH EQUIVALENTS:
     Increase (decrease) for the year..............      (510,000)    13,500,000    (15,280,000)
     At beginning of the year......................   105,890,000     92,390,000    107,670,000
                                                     ------------   ------------   ------------
       At end of the year..........................  $105,380,000   $105,890,000   $ 92,390,000
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

AFFILIATES

     As of December 31, 1997 MascoTech, Inc.'s common stock ownership in the Company approximated 36.8 percent (see "Subsequent Event" note), and Masco Corporation's common stock ownership approximated 3.8 percent. The Company has a corporate services agreement with Masco Corporation. Under the terms of the agreement, the Company pays a fee to Masco Corporation for various corporate support staff, administrative services, and research and development services. Such fee equals .8 percent of the Company's net sales, subject to certain adjustments, and totaled $4.0 million, $3.3 million and $3.1 million in 1997, 1996 and 1995.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997 the Company had $81.4 million invested in prime commercial paper of several United States issuers having the highest rating given by one of the two principal rating agencies.

RECEIVABLES

     Receivables are presented net of an allowance for doubtful accounts of $2.0 million and $1.9 million at December 31, 1997 and 1996.

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

DEPRECIATION AND AMORTIZATION

     Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 5 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. The excess of cost over net assets of acquired companies is

                               TRIMAS CORPORATION

NOTE 1. ACCOUNTING POLICIES (CONTINUED)
being amortized using the straight-line method over the periods estimated to be benefited, not exceeding 40 years. At December 31, 1997 and 1996, accumulated amortization of the excess of cost over net assets of acquired companies and other intangible assets was $42.7 million and $36.6 million. Amortization expense was $6.1 million, $5.3 million and $5.0 million in 1997, 1996 and 1995.

     As of each balance sheet date management assesses whether there has been an impairment in the value of excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment at December 31, 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of financial instruments classified in the balance sheet as current assets and current liabilities approximate fair values. The fair value of notes receivable, a portion of which is included in both receivables and other assets, based on discounted cash flows using current interest rates, approximates the carrying value of $7.8 million at December 31, 1997.

     The carrying amount of borrowings from banks approximates fair value as the floating rates applicable to this debt generally reflect changes in overall market interest rates.

FOREIGN CURRENCY TRANSLATION

     Net assets of the Company's operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments deferred and included as a separate component of shareholders' equity. Revenues, expenses and cash flows are translated at the average rates of exchange during the period.

NOTE 2. SUBSEQUENT EVENT

     On December 17, 1997 MascoTech Inc.("MascoTech"), through its wholly owned subsidiary MascoTech Acquisition, Inc.("MascoTech Acquisition"), commenced a tender offer to acquire all of the outstanding shares of the Company not already owned by MascoTech. The tender offer was made in accordance with the terms of a merger agreement between the Company, MascoTech and MascoTech Acquisition. The tender offer expired on January 16, 1998 after approximately 95 percent of the Company's outstanding shares not owned by MascoTech had been tendered. On January 22, 1998 MascoTech Acquisition made payment on the tendered shares and was merged with and into the Company, with the Company surviving as a private and wholly owned subsidiary of MascoTech. During 1997 the Company recognized a $5.0 million (pre-tax and after tax) extraordinary charge related to the expenses incurred in connection with this going private transaction.

                               TRIMAS CORPORATION

NOTE 3. ACQUISITIONS

     During 1996 the Company acquired Queensland Towbars Pty. Ltd., The Englass Group Limited, Heinrich Stolz GmbH and Beaumont Bolt & Gasket Co., all for an aggregate $54.2 million of cash and assumed liabilities. The acquisitions were accounted for as purchases. The aggregate excess of cost over net assets acquired of $28.8 million is being amortized on a straight-line basis over 40 years. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates.

     During 1997 the Company paid $11.3 million to the former owners of businesses acquired in previous years, including $7.0 million to MascoTech, Inc. These payments resulted from the acquired businesses having achieved specified levels of profitability during designated periods subsequent to the acquisition. These payments were recorded as additional excess of cost over net assets of acquired companies and are being amortized over the remainder of the original 40 year amortization period.

NOTE 4. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                  (IN THOUSANDS)
                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1997        1996        1995
                                                              ----------   ---------   ---------
Interest paid...............................................   $  7,420     $10,610     $13,560
                                                               ========     =======     =======
Income taxes paid...........................................   $ 41,080     $33,180     $30,690
                                                               ========     =======     =======
Significant noncash transactions:
  Conversion of convertible subordinated debentures into
     common
     stock..................................................   $106,000
                                                               ========
  Accrued fees related to becoming a private company........   $  3,150
                                                               ========
  Common stock dividends declared, payable in subsequent
     year...................................................   $  2,890     $ 2,200     $ 1,830
                                                               ========     =======     =======
  Assumption of liabilities as partial consideration for the
     assets of companies acquired...........................                $26,720
                                                                            =======
  Increase in obligation, including accrued interest, to
     former owner, MascoTech, Inc., of business acquired,
     recorded as additional excess of cost over net assets
     of acquired companies..................................                $ 5,850
                                                                            =======

NOTE 5. INVENTORIES

                                                                 (IN THOUSANDS)
                                                               AT DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Finished goods..............................................  $53,260   $53,380
Work in process.............................................   15,430    14,340
Raw material................................................   28,370    24,490
                                                              -------   -------
                                                              $97,060   $92,210
                                                              =======   =======

                               TRIMAS CORPORATION

NOTE 6. PROPERTY AND EQUIPMENT

                                                                      (IN THOUSANDS)
                                                                  AT DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
Cost:
  Land and land improvements................................    $ 14,080    $ 14,010
  Buildings.................................................      71,420      71,260
  Machinery and equipment...................................     261,070     240,960
                                                                --------    --------
                                                                 346,570     326,230
Less accumulated depreciation...............................     146,080     131,690
                                                                --------    --------
                                                                $200,490    $194,540
                                                                ========    ========

     Depreciation expense was $19.5 million, $17.7 million and $16.4 million in 1997, 1996 and 1995.

NOTE 7. OTHER CURRENT LIABILITIES

                                                                    (IN THOUSANDS)
                                                                 AT DECEMBER 31,
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Employee wages and benefits.................................    $19,890    $18,570
Dividends...................................................      2,890      2,200
Property taxes..............................................      2,070      1,930
Current income taxes........................................      1,690      3,810
Interest....................................................        720      2,710
Amount due former owner, MascoTech, Inc., of business
  acquired..................................................                 5,850
Other.......................................................      9,450     10,360
                                                                -------    -------
                                                                $36,710    $45,430
                                                                =======    =======

NOTE 8. LONG-TERM DEBT

                                                                  (IN THOUSANDS)
                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------   --------
Borrowings from banks.......................................  $42,130   $ 68,030
5% convertible subordinated debentures......................             115,000
Other.......................................................    4,840      4,260
                                                              -------   --------
                                                               46,970    187,290
Less current maturities.....................................    1,000        170
                                                              -------   --------
                                                              $45,970   $187,120
                                                              =======   ========

     At December 31, 1997 borrowings from banks are owing under the Company's L20.0 million revolving credit facility in England ($25.8 million) and its DM
30.0 million revolving credit facility in Germany ($16.3 million). At December 31, 1996 borrowings from banks are owing under the Company's domestic $350.0 million revolving credit facility ($33.0 million), its L20.0 million revolving credit facility in England ($19.3 million), its DM 30.0 million revolving credit facility in Germany ($9.0 million) and other borrowing arrangements in Germany ($6.7 million). The domestic facility, which was terminated in January, 1998 as a result of the acquisition of the Company by MascoTech, Inc., permitted the Company to borrow under several

                               TRIMAS CORPORATION

NOTE 8. LONG-TERM DEBT (CONTINUED)
different interest rate options, while the foreign facilities base interest rates on the London Interbank Offered Rate (LIBOR). At December 31, 1997 the blended interest rate on bank borrowings equaled 6.4 percent. The facilities contain certain restrictive covenants, the most restrictive of which, at December 31, 1997, required $381.5 million of shareholders' equity. The Company had available credit of $8.6 million under its foreign revolving credit facilities at December 31, 1997.

     During 1997 the Company redeemed, for cash, $9.0 million of its $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The remaining $106.0 million of debentures were converted into 4.7 million shares of TriMas Corporation common stock at the conversion price of $22 5/8 per share.

NOTE 9. SHAREHOLDERS' EQUITY

                                                                    (IN THOUSANDS)
                                                                                 CUMULATIVE
                                               COMMON    PAID-IN     RETAINED    TRANSLATION
                                               STOCK     CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                                               ------    --------    --------    -----------    --------
Balance, January 1, 1995...................     $370     $155,210    $136,310      $(1,290)     $290,600
  Net income...............................                            56,020                     56,020
  Common stock dividends...................                            (6,960)                    (6,960)
  Other....................................                   220                   (1,210)         (990)
                                                ----     --------    --------      -------      --------
Balance, December 31, 1995.................      370      155,430     185,370       (2,500)      338,670
  Net income...............................                            61,360                     61,360
  Common stock dividends...................                            (8,440)                    (8,440)
  Other....................................                   260                   (1,400)       (1,140)
                                                ----     --------    --------      -------      --------
Balance, December 31, 1996.................      370      155,690     238,290       (3,900)      390,450
  Net income...............................                            66,370                     66,370
  Common stock dividends...................                           (11,160)                   (11,160)
  Convertible debt conversion..............       40      104,160                                104,200
  Other....................................                   460                     (920)         (460)
                                                ----     --------    --------      -------      --------
Balance, December 31, 1997.................     $410     $260,310    $293,500      $(4,820)     $549,400
                                                ====     ========    ========      =======      ========

     During 1997 $106.0 million of the Company's $115.0 million of 5% Convertible Subordinated Debentures Due 2003 were converted into 4.7 million shares of TriMas Corporation common stock at the conversion price of $22 5/8 per share. As a result of the conversion, $1.8 million of costs associated with the issuance of the debentures was charged against Paid-In-Capital.

                               TRIMAS CORPORATION

NOTE 10. STOCK OPTIONS AND AWARDS

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

     The Company granted long-term incentive awards of Company common stock, net, for 64,815 shares in 1997, 159,071 shares in 1996 and 290,588 shares in 1995, to key employees of the Company. The weighted average fair value per share, on date of grant, of long-term incentive awards granted in 1997, 1996 and 1995 was $24.15, $19.66 and $23.21. Compensation expense recorded in 1997, 1996 and 1995 related to long-term incentive awards was $2.4 million, $2.2 million and $1.6 million. The unamortized costs of incentive awards, aggregating $13.2 million at December 31, 1997, are being amortized over the vesting periods, which are typically ten years.

     Fixed stock options are granted to key employees of the Company and have a maximum term of ten years. The exercise price of each fixed option equals the market price of the Company's common stock on the date of grant. The options generally vest in installments beginning in the second year and extending through the eighth year after grant. For the three years ended December 31, 1997 stock option information is as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
Options outstanding, January 1..............................    538,557     576,064     594,200
Options granted:
  At option prices per share of $18.38-$25.50...............        890      16,154       4,864
  Weighted average option price per share...................     $23.89      $22.12      $23.35
Options exercised:
  At option price per share of $8.88........................     33,400      53,661      23,000
Options outstanding, December 31:
  At option prices per share of $7.50-$8.88.................    484,139     517,539     571,200
     Weighted average option price per share................      $8.42       $8.45       $8.49
     Weighted average remaining term........................  2.5 years   3.5 years   4.6 years
  At option prices per share of $18.38-$25.50...............     21,908      21,018       4,864
     Weighted average option price per share................     $22.46      $22.40      $23.35
     Weighted average remaining term........................  3.3 years   4.3 years   5.3 years
Exercisable, December 31....................................    327,647     312,552     260,464
  Weighted average option price per share...................      $9.11       $8.94

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock based compensation. Accordingly, no compensation expense has been charged against income for fixed stock option grants. Had compensation expense been determined based on the fair value at the 1997, 1996 and 1995 grant dates, consistent with the methodology of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the pro forma effect on the Company's net income would not have been material.

     At December 31, 1997 and 1996, a combined total of 1,952,669 and 2,011,642 shares of Company common stock were available for the granting of options and incentive awards under the aforementioned plans.

                               TRIMAS CORPORATION

NOTE 11. RETIREMENT PLANS

     The Company has noncontributory retirement benefit plans, both defined benefit plans and profit-sharing and other defined contribution plans, for most of its employees.

     The annual expense for all plans was:

                                                                                (IN THOUSANDS)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1997         1996         1995
                                                              ------       ------       ------
Defined contribution plans..................................  $3,040       $2,480       $3,470
Defined benefit plans.......................................   2,290        2,660        1,690
                                                              ------       ------       ------
                                                              $5,330       $5,140       $5,160
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

     Net periodic pension cost of defined benefit plans includes the following components:

                                                                                   (IN THOUSANDS)
                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                               1997          1996          1995
                                                              -------       -------       -------
Service cost................................................  $ 2,490       $ 2,670       $ 2,000
Interest cost...............................................    4,270         3,980         3,570
Actual (return) or loss on assets...........................   (2,960)       (4,010)       (5,360)
Net amortization and deferral...............................   (1,510)           20         1,480
                                                              -------       -------       -------
                                                              $ 2,290       $ 2,660       $ 1,690
                                                              =======       =======       =======

     Weighted average rate assumptions used were as follows:

                                                              1997       1996       1995
                                                              ----       ----       ----
Discount rate...............................................   7.3%       7.5%       7.3%
Rate of increase in compensation levels.....................   5.1%       5.1%       5.1%
Expected long-term rate of return on plan assets............  10.6%      10.6%      10.7%

                               TRIMAS CORPORATION

NOTE 11. RETIREMENT PLANS (CONTINUED)
     The following table sets forth the funded status of the defined benefit plans:

                                                                                             (IN THOUSANDS)
                                                                       AT DECEMBER 31,
                                                   --------------------------------------------------------
                                                              1997                          1996
                                                   --------------------------    --------------------------
                                                      PLANS          PLANS          PLANS          PLANS
                                                      WHERE          WHERE          WHERE          WHERE
                                                     ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                     EXCEED        BENEFITS        EXCEED        BENEFITS
                                                   ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                    BENEFITS        ASSETS        BENEFITS        ASSETS
                                                   -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation....................      $ 2,800        $48,110        $30,850        $12,060
                                                     =======        =======        =======        =======
  Accumulated benefit obligation...............      $ 2,800        $49,370        $31,220        $14,190
                                                     =======        =======        =======        =======
  Projected benefit obligation.................      $ 2,800        $60,540        $41,030        $15,270
Plan assets at fair value......................        4,720         41,700         35,660          9,200
                                                     -------        -------        -------        -------
Projected benefit obligation (in excess of) or
  less than plan assets........................        1,920        (18,840)        (5,370)        (6,070)
Unrecognized net (asset) or obligation.........         (250)          (170)          (980)           390
Unrecognized prior service cost................                       2,340            400          1,680
Unrecognized net (gain) or loss................       (1,630)        14,340          5,630          3,240
Requirement to recognize minimum liability.....                      (5,520)                       (4,220)
                                                     -------        -------        -------        -------
     Prepaid pension cost or (pension
       liability)..............................      $    40        $(7,850)       $  (320)       $(4,980)
                                                     =======        =======        =======        =======

     The Company provides postretirement health care and life insurance benefits for certain eligible retired employees under unfunded plans. Some of the plans have cost-sharing provisions. Net periodic postretirement benefit costs during 1997, 1996 and 1995 were $1.0 million, $1.0 million and $.8 million.

     The aggregate accumulated postretirement benefit obligation of these unfunded plans was $4.4 million and $7.1 million at December 31, 1997 and 1996. The discount rates used in determining the accumulated postretirement benefit obligations and the net periodic postretirement benefit costs were 7.25 percent,
7.5 percent and 7.25 percent in 1997, 1996 and 1995. The assumed health care cost trend rate in 1997 was nine percent, decreasing to an ultimate rate in the years subsequent to 2006 of five percent. A one percent increase in the assumed health care cost trend rates would have increased the net periodic postretirement benefit cost by $.1 million during 1997 and would have increased the accumulated postretirement benefit obligation at December 31, 1997 by $.5 million. The Company is amortizing the unrecognized transition accumulated postretirement benefit obligation and subsequent plan net gains and losses in accordance with Statement of Financial Accounting Standards No. 106. The accrued postretirement benefit obligation was $4.1 million and $3.5 million at December 31, 1997 and 1996.

                               TRIMAS CORPORATION

NOTE 12. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

                               TRIMAS CORPORATION

NOTE 12. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                                                                   (IN THOUSANDS)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1997           1996           1995
                                                           --------       --------       --------
NET SALES
  Specialty Fasteners....................................  $161,640       $141,510       $141,050
  Towing Systems.........................................   201,410        189,540        175,000
  Specialty Container Products...........................   218,920        189,320        165,670
  Corporate Companies....................................    85,940         79,860         71,770
                                                           --------       --------       --------
     Total net sales.....................................  $667,910       $600,230       $553,490
                                                           ========       ========       ========
OPERATING PROFIT
  Specialty Fasteners....................................  $ 29,630       $ 25,740       $ 27,290
  Towing Systems.........................................    31,190         31,480         31,080
  Specialty Container Products...........................    46,810         42,890         39,040
  Corporate Companies....................................    14,490         11,980          8,420
                                                           --------       --------       --------
     Total operating profit..............................   122,120        112,090        105,830
Other income (expense), net..............................     1,370         (3,700)        (6,840)
General corporate expense................................    (8,420)        (7,800)        (7,150)
                                                           --------       --------       --------
     Income before income taxes and extraordinary
       charge............................................  $115,070       $100,590       $ 91,840
                                                           ========       ========       ========
IDENTIFIABLE ASSETS AT DECEMBER 31
  Specialty Fasteners....................................  $149,400       $143,060       $146,200
  Towing Systems.........................................   155,500        158,840        151,160
  Specialty Container Products...........................   244,600        231,610        149,790
  Corporate Companies....................................    58,020         57,220         56,230
  Corporate (A)..........................................   100,940        105,940        112,980
                                                           --------       --------       --------
     Total assets........................................  $708,460       $696,670       $616,360
                                                           ========       ========       ========
CAPITAL EXPENDITURES
  Specialty Fasteners....................................  $  8,340       $  4,500       $ 10,840
  Towing Systems.........................................     4,770          9,160          4,790
  Specialty Container Products...........................    13,580         23,170          5,780
  Corporate Companies....................................     1,830          2,690          2,030
  Corporate..............................................        40             10             30
                                                           --------       --------       --------
     Total capital expenditures..........................  $ 28,560       $ 39,530(B)    $ 23,470
                                                           ========       ========       ========
DEPRECIATION AND AMORTIZATION
  Specialty Fasteners....................................  $  7,510       $  7,510       $  7,230
  Towing Systems.........................................     6,460          6,070          5,610
  Specialty Container Products...........................     8,860          6,690          6,140
  Corporate Companies....................................     2,780          2,590          2,430
  Corporate..............................................        70             70             70
                                                           --------       --------       --------
     Total depreciation and amortization.................  $ 25,680       $ 22,930       $ 21,480
                                                           ========       ========       ========

-------------------------
(A) Corporate assets consist primarily of cash and cash equivalents.
(B) Including $12.9 million from businesses acquired.

     Sales of the Company's foreign operations equaled $74.2 million, $46.0 million and $33.7 million in 1997, 1996 and 1995. Identifiable assets of foreign operations totaled $88.3 million, $82.9 million and $32.4 million at December 31, 1997, 1996 and 1995. Export sales equaled less than ten percent of total sales for each of the three years presented.

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 13. INCOME TAXES

                                                                                     (IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1997           1996          1995
                                                              --------       --------       -------
Income before income taxes and extraordinary charge:
  Domestic................................................    $105,810       $ 92,990       $86,900
  Foreign.................................................       9,260          7,600         4,940
                                                              --------       --------       -------
                                                              $115,070       $100,590       $91,840
                                                              ========       ========       =======
Provision for income taxes:
  Federal.................................................    $ 31,090       $ 29,700       $23,810
  State and local.........................................       5,170          4,690         4,460
  Foreign.................................................       2,640          2,740         1,990
  Deferred, principally federal...........................       4,830          2,100         5,560
                                                              --------       --------       -------
                                                              $ 43,730       $ 39,230       $35,820
                                                              ========       ========       =======

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                1997          1996          1995
                                                                -----         -----         -----
U.S. federal statutory tax rate.............................    35.0%         35.0%         35.0%
State and local taxes, net of federal tax benefit...........     2.9           3.0           3.1
Foreign taxes in excess of U.S federal tax rate.............      .1            .1            .3
Nondeductible amortization of excess of cost over net assets
  of acquired companies.....................................      .6            .6            .7
Other, net..................................................     (.6)           .3           (.1)
                                                                -----         -----         -----
     Effective tax rate.....................................    38.0%         39.0%         39.0%
                                                                =====         =====         =====

     Items that gave rise to deferred taxes:

                                                                                                    (IN THOUSANDS)
                                                                         AT DECEMBER 31,
                                                ------------------------------------------------------------------
                                                             1997                                1996
                                                ------------------------------      ------------------------------
                                                DEFERRED TAX      DEFERRED TAX      DEFERRED TAX      DEFERRED TAX
                                                   ASSETS         LIABILITIES          ASSETS         LIABILITIES
                                                ------------      ------------      ------------      ------------
Property and equipment......................                        $27,260                             $23,940
Intangible assets...........................                          6,300                               4,960
Accrued employee benefits...................       $3,350                              $2,950
Inventory...................................          650                                 620
Other.......................................        1,050             4,710             1,420             4,480
                                                   ------           -------            ------           -------
                                                   $5,050           $38,270            $4,990           $33,380
                                                   ======           =======            ======           =======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
3.i        Restated Certificate of Incorporation of MascoTech, Inc. and
           amendments thereto.(filed herewith)
3.ii       Bylaws of MascoTech, Inc., as amended.(filed herewith)
4.a.i      Indenture dated as of November 1, 1986 between Masco
           Industries, Inc. (now known as MascoTech, Inc.) and Morgan
           Guaranty Trust Company of New York, as Trustee, and
           Directors' resolutions establishing the Company's 4 1/2%
           Convertible Subordinated Debentures Due 2003.(4)
4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
           dated as of August 4, 1994 among MascoTech, Inc., Morgan
           Guaranty Trust Company of New York and The First National
           Bank of Chicago.(3)
4.a.iii    Supplemental Indenture dated as August 5, 1994 between
           MascoTech, Inc. and The First National Bank of Chicago, as
           trustee.(3)
4.b        $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
           banks party thereto from time to time, The First National
           Bank of Chicago, as Administrative Agent, Bank of America
           NT&SA and NationsBank N.A., as Syndication Agents(7) and
           Amendment No. 1 thereto dated as of February 10, 1998.
           (filed herewith)
4.c        Rights Agreement dated as of February 20, 1998, between
           MascoTech, Inc. and The Bank of New York, as Rights
           Agent.(10)
NOTE:      Other instruments, notes or extracts from agreements
           defining the rights of holders of long-term debt of
           MascoTech, Inc. or its subsidiaries have not been filed
           since (i) in each case the total amount of long-term debt
           permitted thereunder does not exceed 10 percent of
           MascoTech, Inc.'s consolidated assets, and (ii) such
           instruments, notes and extracts will be furnished by
           MascoTech, Inc. to the Securities and Exchange Commission
           upon request.
10.a       Assumption and Indemnification Agreement dated as of May 1,
           1984 between Masco Corporation and Masco Industries, Inc.
           (now known as MascoTech, Inc.).(1)
10.b       Corporate Services Agreement dated as of January 1, 1987
           between Masco Industries, Inc. (now known as
           MascoTech, Inc.) and Masco Corporation (filed herewith),
           Amendment No. 1 dated as of October 31, 1996(8), and related letter agreement dated January 22, 1998.(filed herewith)
10.c       Corporate Opportunities Agreement dated as of May 1, 1984
           between Masco Corporation and Masco Industries, Inc. (now
           known as MascoTech, Inc.)(1) and Amendment No. 1 dated as of
           October 31, 1996.(8)
10.d       Stock Repurchase Agreement dated as of May 1, 1984 between
           Masco Corporation and Masco Industries, Inc. (now known as
           MascoTech, Inc.) and related letter dated September 20,
           1985, Amendment to Stock Repurchase Agreement dated as of
           December 20, 1990 and amendment to Stock Repurchase
           Agreement included in Agreement dated as of November 23,
           1993.(4)
10.e       Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
           between MascoTech, Inc. and Masco Corporation, including
           form of Note(5), Agreement dated as of November 23, 1993
           relating thereto(4), and Amendment No. 1 to the Securities
           Purchase Agreement dated as of October 31, 1996.(8)
10.f       Registration Agreement dated as of March 31, 1993, between
           Masco Corporation and Masco Industries, Inc. (now known as
           MascoTech, Inc.).(2)
10.g       Corporate Opportunities Agreement dated as of December 27,
           1988 among Masco Industries, Inc. (now known as MascoTech,
           Inc.), Masco Corporation and TriMas Corporation. (filed
           herewith)
10.h       Stock Purchase Agreement dated as of October 15, 1996
           between Masco Corporation and MascoTech, Inc.(8)
NOTE:      Exhibits 10.i through 10.z constitute the management
           contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.i       MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Amended
           and Restated April 23, 1997). (filed herewith)
10.j       MascoTech, Inc. 1984 Restricted Stock Incentive Plan
           (Restated December 6, 1995).(1)
10.k       MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
           1995).(1)
10.1       Masco Corporation 1991 Long Term Stock Incentive Plan.
           (Amended and Restated April 23, 1997).(filed herewith)
10.m       Masco Corporation 1988 Restricted Stock Incentive Plan
           (Restated December 6, 1995).(1)
10.n       Masco Corporation 1988 Stock Option Plan (Restated December
           6, 1995).(1)
10.o       MascoTech, Inc. Supplemental Executive Retirement and
           Disability Plan.(2)
10.p       MascoTech, Inc. Benefits Restoration Plan.(2)
10.q       MascoTech, Inc. 1997 Non-Employee Directors Stock
           Plan.(filed herewith)
10.r       MascoTech, Inc. 1997 Annual Incentive Compensation
           Plan.(filed herewith)
10.s       TriMas Corporation 1995 Long Term Stock Incentive Plan
           (Restated December 5, 1995).(filed herewith)
10.t       TriMas Corporation 1988 Restricted Stock Incentive Plan
           (Restated December 5, 1995).(filed herewith)
10.u       TriMas Corporation Supplemental Executive Retirement and
           Disability Plan.(filed herewith)
10.v       TriMas Corporation Retirement Benefit Restoration
           Plan.(filed herewith)
10.w       Employment Agreement dated as of December 10, 1997, between
           TriMas Corporation and Brian P. Campbell.(filed herewith)
10.x       Description of the MascoTech, Inc. Program for Estate,
           Financial Planning and Tax Assistance. (filed herewith)
10.y       Masco Corporation 1997 Annual Incentive Compensation Plan.
           (filed herewith)
10.z       Masco Corporation 1997 Non-Employee Directors Stock Plan.
           (filed herewith)
10.aa      Purchase Agreement dated as of January 26, 1990 between
           Masco Corporation and TriMas Corporation.(filed herewith)
10.bb      Stock Purchase Agreement between Masco Corporation and Masco
           Industries, Inc. (now known as MascoTech, Inc.) dated as of
           December 23, 1991 regarding Masco Capital Corporation(9)and
           Amendment thereto dated May 21, 1997.(filed herewith)
12         Computation of Ratio of Earnings to Combined Fixed Charges
           and Preferred Stock Dividends.(filed herewith)
21         List of Subsidiaries.(filed herewith)
23.a       Consent of Coopers & Lybrand L.L.P. relating to MascoTech,
           Inc.'s Financial Statements and Financial Statement
           Schedule.(filed herewith)
23.b       Consent of Coopers & Lybrand L.L.P. relating to TriMas
           Corporation's Financial Statements.(filed herewith)
27.a       Financial Data Schedule as of and for the year ended
           December 31, 1997.(filed herewith)
27.b       Financial Data Schedule as of and for the year-to-date
           periods ended September 30, 1997, June 30, 1997 and March
           31, 1997.(filed herewith)
27.c       Financial Data Schedule as of and for the year-to-date
           periods ended December 31, 1996, September 30, 1996, June
           30, 1996 and March 31, 1996.(filed herewith)
27.d       Financial Data Schedule as of and for the year ended
           December 31, 1995.(filed herewith)

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

 (3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

 (4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

 (5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 22, 1993.

 (6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated June 22, 1993.

 (7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated January 30, 1998.

 (8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 13, 1996.

 (9) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(10) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Registration Statement on Form 8-A dated February 23, 1998.