Form 10-Q
period 1998-03-31
MASCOTECH INC
filed 1998-05-14
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended March 31, 1998
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   April 30, 1998

Common stock, par value $1 per share                     47,276,000

                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              March 31, 1998 and December 31, 1997           1

           Consolidated Condensed Statement of Income
              for the Three Months Ended
              March 31, 1998 and 1997                        2

           Consolidated Condensed Statement of
              Cash Flows for the Three Months
              Ended March 31, 1998 and 1997                  3

           Notes to Consolidated Condensed Financial
              Statements                                    4-6

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     7

Part II. Other Information and Signature                    8-9

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                       March 31, 1998 and December 31, 1997
                              (Dollars in thousands)



                                               March 31,       December 31,
    ASSETS                                       1998              1997

Current assets:
    Cash and cash investments                 $   76,740       $   41,110
    Marketable securities                         18,630           45,970
    Receivables                                  241,800          125,930
    Inventories                                  177,290           73,860
    Deferred and refundable income taxes          30,030           36,270
    Prepaid expenses and other assets             15,650           13,310
              Total current assets               560,140          336,450

Equity and other investments in affiliates        85,810          263,300
Property and equipment, net                      716,380          417,030
Excess of cost over net assets of acquired
  companies                                      658,110           65,610
Notes receivable and other assets                 81,030           62,290
              Total assets                    $2,101,470       $1,144,680

    LIABILITIES
Current liabilities:
    Accounts payable                          $  116,110       $   70,120
    Accrued liabilities                          156,560          114,650
              Total current liabilities          272,670          184,770

Convertible subordinated debentures              310,000          310,000
Other long-term debt                           1,082,310          282,000
Deferred income taxes and other long-term
  liabilities                                    194,000          157,250
              Total liabilities                1,858,980          934,020

    SHAREHOLDERS' EQUITY
Common stock, $1 par:
  Authorized: 250 million;
  Outstanding: 47.3 million                       47,330           47,250
Paid-in capital                                   41,490           41,060
Retained earnings                                190,550          157,790
Accumulated other comprehensive income            (4,610)          (2,560)
Less:  Restricted stock awards                   (32,270)         (32,880)
              Total shareholders' equity         242,490          210,660
              Total liabilities and
                shareholders' equity          $2,101,470       $1,144,680



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
               For the Three Months Ended March 31, 1998 and 1997
                 (Dollars in thousands except per share amounts)



                                                        Three Months Ended March 31
                                                           1998              1997

            Net sales                                   $ 400,760         $ 233,440
            Cost of sales                                (296,370)         (177,140)
            Selling, general and
              administrative expenses                     (45,560)          (22,710)

                 Operating profit                          58,830            33,590

            Other income (expense), net:
               Interest expense, Masco Corporation          ---              (2,470)
               Other interest expense                     (18,610)           (7,240)
               Equity and interest income
                 from affiliates                            2,100            11,260
               Gain from change in investment of
                 an equity affiliate                        ---              13,210
               Deferred gain recognized from
                 disposition of business                    7,000             ---
               Other income, net                            5,700             5,730
                                                           (3,810)           20,490

            Income before income taxes                     55,020            54,080
            Income taxes                                   22,280            21,420

            Net income                                  $  32,740         $  32,660
            Preferred stock dividends                       ---           $   3,240
            Earnings attributable to
              common stock                              $  32,740         $  29,420

            Basic earnings per share                        $ .74             $ .83
            Diluted earnings per share                      $ .60             $ .59

            Cash dividends declared per share                 --              $ .05

            Cash dividends paid per share                   $ .06             $ .05




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                             (Dollars in thousands)


                                                         Three Months Ended
                                                               March 31
                                                         1998          1997
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $   44,900    $  14,870
         (Increase) in inventories                        (4,380)      (1,420)
         (Increase) in receivables                       (34,040)      (4,000)
         Increase in accounts payable and
            accrued liabilities                           29,160       16,950
         Decrease (increase) in marketable
            securities, net                               27,340       (6,920)
         Other, net                                         (880)      (3,290)
            Net cash from operating activities            62,100       16,190

     FINANCING:
         Payment of debt                                (284,450)     (61,590)
         Increase in debt                              1,040,000        ---
         Payment of preferred stock dividends              ---         (3,240)
         Payment of common stock dividends                (2,810)      (1,880)
         Other, net                                          200        1,770
            Net cash from (used for) financing
               activities                                752,940      (64,940)

     INVESTMENTS:
         Capital expenditures                            (24,830)      (8,300)
         Cash from sale of businesses, net                 ---         76,560
         Acquisition of businesses, net of cash
           acquired                                     (820,260)     (11,100)
         Proceeds from redemptions of debt by
           affiliates                                     56,900        ---
         Advances to affiliate                             ---         (7,700)
         Other, net                                        8,780       (3,770)
            Net cash (used for) from investing
              activities                                (779,410)      45,690

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the three months             35,630       (3,060)
     At January 1                                         41,110       19,400
     At March 31                                      $   76,740    $  16,340

Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                    $   14,340     $  5,970

          Income taxes                                $    4,190     $  2,660





                       The accompanying notes are an integral part of the
                          consolidated condensed financial statements.

                                     MASCOTECH, INC.

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Certain amounts for the year ended December 31, 1997 have been reclassified to conform to the presentation adopted in 1998.

B. In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. TriMas is a diversified proprietary products company with leadership product positions in commercial, industrial and consumer markets and had 1997 sales in excess of $660 million. The Company previously owned 37 percent of TriMas.

      The results for the first quarter of 1998 reflect TriMas sales and operating results from the date of acquisition. The consolidated condensed financial statements reflect a tentative purchase price allocation which will be adjusted upon the completion of on-going valuations.

      The following pro forma results of operations reflect this transaction as if it had occurred on January 1, 1997. The pro forma data does not purport to be indicative of the results which would actually have been reported if the transaction had occurred on such date (in thousands, except per share amounts).


                                              Three Months Ended March 31
                                                  1998           1997
          Net sales                             $436,710       $397,660
          Net income                            $ 32,420       $ 22,640
          Diluted earnings per share                $.60           $.42



C. In connection with the TriMas acquisition in early 1998, the Company entered into a new $1.3 billion credit facility. This new facility includes a $500 million term loan with principal payments as follows:
      1998 - $25 million; 1999 - $40 million; 2000 - $60 million; 2001 - $75 million; and 2002 - $190 million. The remainder of the term loan and the $800 million revolver terminate in 2003. The Company has the ability and intent to refinance current amounts on a long-term basis under the revolver.

D.    Inventories by component are as follows (in thousands):



                                                March 31,    December 31,
                                                  1998           1997
          Finished goods                        $ 76,570       $ 22,160
          Work in process                         41,730         22,990
          Raw materials                           58,990         28,710

                                                $177,290       $ 73,860



E. Property and equipment, net reflects accumulated depreciation of $271 million and $265 million as at March 31, 1998 and December 31, 1997, respectively.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

F. In January 1998, the Company received $48 million of cash from MSX International, Inc. ("MSXI") in payment of certain amounts due MascoTech, resulting from the sale of the Company's engineering and technical business services units to MSXI in early 1997. As a result, the Company realized a pre-tax gain of $7 million in the first quarter of 1998 resulting from the partial recognition of a deferred gain that was deferred at the time of the sale pending the receipt of cash.

G. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Accordingly, the Company's total comprehensive income for the period was as follows:



                                                           Three Months Ended
                                                                March 31,
                                                             1998       1997
      Net income                                           $32,740    $32,660
      Other comprehensive loss                              (2,050)    (7,120)

            Total comprehensive income                     $30,690    $25,540



                                  MASCOTECH, INC.

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(concluded)

H. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:



                                                  Three Months Ended March 31
                                                      1998            1997
      Weighted average number of shares
        outstanding                                    44,270          35,450

      Income                                      $    32,740      $   32,660
      Less preferred stock dividends                    ---             3,240
        Earnings used for basic earnings per
          share computation                       $    32,740      $   29,420

      Basic earnings per share                    $      0.74      $     0.83

      Total shares used for basic earnings
        per share computation                          44,270          35,450
      Dilutive securities:
        Stock options and warrants                      1,210           1,270
        Assumed conversion of preferred stock
          at January 1, 1997                            ---            10,800
        Convertible debentures                         10,000          10,000
        Contingently issuable shares                    3,000           2,020
        Total shares used for diluted
          earnings per share computation               58,480          59,540

      Earnings used for basic earnings per
        share computation                         $    32,740      $   29,420
      Add back of preferred stock dividends             ---             3,240
      Add back of debenture interest                    2,380           2,380
        Earnings used for diluted
          earnings per share computation          $    35,120      $   35,040

      Diluted earnings per share                  $      0.60      $     0.59




      Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      MascoTech sales for the first quarter 1998, aided by the previously announced acquisition of TriMas Corporation which was completed on January 22, 1998 for approximately $920 million, increased 72 percent to $401 million from $233 million in 1997. Income in the first quarter of 1998 was $32.7 million or $.60 per common share, compared with $29.4 million or $.59 per common share after preferred dividends in 1997. The results for the first quarter of 1998 reflect TriMas sales and results of operations from the date of acquisition. The Company previously owned 37 percent of TriMas.

      Results for first quarter 1998 benefitted from pre-tax gains aggregating approximately $12 million which resulted from partial recognition of a deferred gain related to the 1997 divestiture of a business and gains from the Company's marketable securities portfolio. These gains were more than offset by increased interest expense resulting from increased indebtedness related to the TriMas acquisition, and lower affiliate income as compared to 1997. Results for 1997 benefitted from pre-tax gains aggregating approximately $18 million as a result of an equity transaction by an affiliate of the Company and gains from the Company's marketable securities portfolio.

      Assuming that the MascoTech and TriMas results were consolidated for the entire first quarters of 1998 and 1997, pro forma sales would have increased approximately 10 percent to $437 million as compared with $398 million for first quarter 1997. Sales benefitted from increased light truck production, increased sales in Europe, increased demand for aerospace and large diameter industrial fasteners and from the mild spring weather which positively impacted sales for the Company's towing systems product group. In addition, the Company's aftermarket, corporate companies and specialty container product groups had modest sales increases.

      Operating profit on a pro forma basis for first quarter 1998 would have increased approximately 12 percent to $63 million as compared with $56 million for first quarter 1997. Earnings per share, excluding unusual income and expenses, on a pro forma basis for first quarter 1998 and 1997 would have been $.48 and $.40, respectively. Operating margins, before general corporate expense and the additional amortization and depreciation expense related to the TriMas acquisition, approximated 17 percent in both the first quarters of 1998 and 1997. Operating margins for the Company's specialty fastener product group improved due to increased sales volume which offset modest operating margin declines for the Company's metalworking and aftermarket product groups. Metalworking product group margins were negatively impacted by a previously announced work stoppage at one of the Company's manufacturing facilities and higher than anticipated product start-up costs related to the Company's hydroforming process. Operating margins for the Company's aftermarket product group were negatively impacted by soft economic conditions impacting certain products.

      The Company paid a cash dividend of $.06 per common share in the first quarter of 1998 and the Board of Directors declared a dividend of $.06 per share on April 2, 1998 payable on May 11, 1998.

      Although the Company incurred increased debt with the purchase of TriMas, the Company's interest coverage ratio and debt to cash flow ratio are expected to remain strong. The Company expects that its ratio of debt to total debt plus equity will improve from the operating performance of its businesses and the disposition of certain financial assets. Additional borrowings available under the Company's new revolving credit agreement and otherwise, and anticipated internal cash flows are expected to provide sufficient liquidity to fund the Company's debt repayment requirements, foreseeable working capital, capital expansion programs and other investment needs. At March 31, 1998, current assets were approximately two times current liabilities.

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

        2. A Current Report on Form 8-K dated February 23, 1998 was filed by MascoTech, Inc. during the quarter ended March 31, 1998 reporting under Item 5, "Other Events," the Company's declaration of a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock of the Company payable to holders of record on February 27, 1998. The Rights become exercisable upon certain events set forth in the Rights Agreement dated as of February 20, 1998 between the Company and The Bank of New York, as Rights Agent. The Rights have certain anti-takeover effects and may cause substantial dilution to a person that attempts to acquire the Company without a condition to such an offer that a substantial number of the Rights be acquired or that the Rights be redeemed or declared invalid.

        3. A Current Report on Form 8-K/A dated April 6, 1998 was filed by MascoTech, Inc. reporting under Item 2. "Acquisition or Disposition of Assets," to include the required financial information relating to the acquisition of TriMas which was not available at the time of the initial filing on Form 8-K.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MASCOTECH, INC.
                                                (Registrant)




Date:      May 14, 1998                By:  /s/Timothy Wadhams
                                            Timothy Wadhams
                                            Senior Vice President and
                                              Chief Financial Officer
                                            (Chief accounting officer
                                              and authorized signatory)

                                 MASCOTECH, INC.

                                  EXHIBIT INDEX



Exhibit                                                     Sequential
                                                             Page No.


Exhibit 12        Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock
                     Dividends                                     11

Exhibit 27        Financial Data Schedule                          12