Form 10-Q
period 1998-06-30
MASCOTECH INC
filed 1998-08-13
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended June 30, 1998
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                   July 31, 1998

Common stock, par value $1 per share                     46,376,000

                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              June 30, 1998 and December 31, 1997            1

           Consolidated Condensed Statements of Income
              for the Three and Six Months Ended
              June 30, 1998 and 1997                         2

           Consolidated Condensed Statement of
              Cash Flows for the Six Months
              Ended June 30, 1998 and 1997                   3

           Notes to Consolidated Condensed Financial
              Statements                                    4-7

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    8-9

Part II. Other Information and Signature                   10-11

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                        June 30, 1998 and December 31, 1997
                              (Dollars in thousands)


                                                June 30,       December 31,
    ASSETS                                       1998              1997

Current assets:
    Cash and cash investments                 $   30,630       $   41,110
    Marketable securities                          9,220           45,970
    Receivables                                  235,100          125,930
    Inventories                                  177,840           73,860
    Deferred and refundable income taxes          29,290           36,270
    Prepaid expenses and other assets             17,560           13,310
              Total current assets               499,640          336,450

Equity and other investments in affiliates        89,760          263,300
Property and equipment, net                      621,900          417,030
Excess of cost over net assets of acquired
  companies                                      736,920           65,610
Notes receivable and other assets                 59,850           62,290
              Total assets                    $2,008,070       $1,144,680

    LIABILITIES
Current liabilities:
    Accounts payable                          $  117,310       $   70,120
    Accrued liabilities                          147,930          114,650
              Total current liabilities          265,240          184,770

Convertible subordinated debentures              310,000          310,000
Other long-term debt                             993,660          282,000
Deferred income taxes and other long-term
  liabilities                                    180,800          157,250
              Total liabilities                1,749,700          934,020

    SHAREHOLDERS' EQUITY
Common stock, $1 par:
  Authorized:  250 million;
  Outstanding:  47.3 million                      47,350           47,250
Paid-in capital                                   41,540           41,060
Retained earnings                                217,140          157,790
Accumulated other comprehensive loss              (4,670)          (2,560)
Less:  Restricted stock awards                   (42,990)         (32,880)
              Total shareholders' equity         258,370          210,660
              Total liabilities and
                shareholders' equity          $2,008,070       $1,144,680



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 1998 and 1997
                 (Dollars in thousands except per share amounts)


                                             Three Months Ended           Six Months Ended
                                                   June 30                     June 30
                                               1998        1997           1998        1997

Net sales                                   $ 433,480   $ 233,040      $ 834,240   $ 466,480
Cost of sales                                (316,410)   (179,050)      (612,780)   (356,190)
Selling, general and
  administrative expenses                     (54,370)    (22,840)       (99,930)    (45,550)
Charge for disposition of
  businesses, net                             (15,580)      ---          (15,580)      ---

     Operating profit                          47,120      31,150        105,950      64,740

Other income (expense), net:
   Interest expense, Masco Corporation          ---        (2,500)         ---        (4,970)
   Other interest expense                     (20,780)     (7,550)       (39,390)    (14,790)
   Equity and interest income
     from affiliates                            4,020      14,190          6,120      25,450
   Gain from change in investment of
     an equity affiliate                        ---         ---            ---        13,210
   Deferred gain recognized from
     disposition of business                    ---         ---            7,000       ---
   Other income, net                              240       5,510          5,940      11,240
                                              (16,520)      9,650        (20,330)     30,140

Income before income taxes                     30,600      40,800         85,620      94,880
Income taxes                                      780      16,150         23,060      37,570

Net income                                  $  29,820   $  24,650      $  62,560   $  57,310
Preferred stock dividends                       ---     $   3,000          ---     $   6,240
Earnings attributable to
  common stock                              $  29,820   $  21,650      $  62,560   $  51,070

Basic earnings per share                        $ .68       $ .61          $1.42       $1.43
Diluted earnings per share                      $ .54       $ .46          $1.14       $1.04

Cash dividends declared per share               $ .06       $ .05          $ .06       $ .10

Cash dividends paid per share                   $ .06       $ .05          $ .12       $ .10




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                             (Dollars in thousands)

                                                         Six Months Ended
                                                              June 30
                                                         1998          1997

CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $ 106,300     $  30,600
         (Increase) decrease in inventories              (2,630)        4,850
         (Increase) decrease in receivables             (22,940)        3,690
         Increase in accounts payable and
            accrued liabilities                          12,870         8,450
         Decrease in marketable securities               36,750         3,380
         Other, net                                      (1,820)       (6,150)
            Net cash from operating activities          128,530        44,820

     FINANCING:
         Payment of debt                               (397,470)      (57,360)
         Increase in debt                             1,063,550         3,000
         Other, net                                     (22,930)      (24,750)
            Net cash from (used for) financing
               activities                               643,150       (79,110)

     INVESTMENTS:
         Capital expenditures                           (49,790)      (18,890)
         Cash from sale of businesses, net               25,020        76,560
         Acquisition of businesses, net of
           cash acquired                               (840,990)      (11,100)
         Proceeds from redemptions of debt
            by affiliates                                80,500         ---
         Other, net                                       3,100         8,000
            Net cash (used for) from investing
               activities                              (782,160)       54,570

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the six months             (10,480)       20,280
     At January 1                                        41,110        19,400
     At June 30                                       $  30,630     $  39,680

Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                    $  36,600      $ 21,800

          Income taxes                                $  19,600      $ 17,530



The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MASCOTECH, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Certain amounts for the year ended December 31, 1997 have been reclassified to conform to the presentation adopted in 1998.

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

      The results for 1998 reflect TriMas sales and operating results from the date of acquisition. The acquisition has been accounted for as a purchase and the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $700 million is being amortized over 40 years. Third party valuations to determine the carrying value of assets and liabilities were completed in the second quarter of 1998.

      The following pro forma results of operations reflect this transaction as if it had occurred on January 1, 1997. The pro forma data does not purport to be indicative of the results which would actually have been reported if the transaction had occurred on such date (in thousands, except per share amounts).

                                                 Six Months Ended
                                                      June 30
                                                  1998       1997

          Net sales                             $870,190   $813,540
          Net income                            $ 62,820   $ 50,680
          Diluted earnings per share               $1.14      $ .93

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

D.    Inventories by component are as follows (in thousands):


                                                June 30,      December 31,
                                                  1998           1997
          Finished goods                        $ 75,360       $ 22,160
          Work in process                         41,480         22,990
          Raw materials                           61,000         28,710

                                                $177,840       $ 73,860


                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

E. Property and equipment, net reflects accumulated depreciation of $286 million and $265 million as at June 30, 1998 and December 31, 1997, respectively.

F. In January 1998, the Company received $48 million of cash from MSX International, Inc. ("MSXI") in payment of certain amounts due MascoTech, resulting from the sale of the Company's engineering and technical business services units to MSXI in early 1997. As a result, the Company realized a pre-tax gain of $7 million in the first quarter of 1998 resulting from the partial recognition of a gain that was deferred at the time of the sale pending the receipt of cash.

G. In June 1998, the Company recorded a pre-tax gain of approximately $25 million related to the receipt of additional consideration based on the operating performance of the Company's stamping businesses sold in 1996. The gain, which is non taxable, was included in the caption "charge for disposition of businesses, net" in the income statement.

H. In the second quarter of 1998, the Company recorded a non-cash charge aggregating approximately $41 million pre-tax (approximately $22 million after tax or $.37 per common share) to reflect the write-down of certain long lived assets principally related to the plan to dispose of certain businesses and to accrue exit costs of approximately $8 million. The disposition of these businesses is expected to occur in 1998 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its remaining businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. The businesses to be disposed had annual sales of $132 million, $130 million and $109 million in 1997, 1996 and 1995 respectively, and operating profit of $20 million, $23 million and $19 million in 1997, 1996 and 1995, respectively.

      The expected proceeds from the sale of the businesses to be disposed was estimated by the Company's management based on a variety of factors including: historical and projected operating performance, competitive market position, perceived strategic value to potential acquirors, tangible asset values and other relevant factors. In addition, management's estimate of the expected proceeds included input from independent parties familiar with business valuations of this nature.

      Future periods will include the operating results of the businesses to be sold and any additional costs to be incurred in connection with the sale or liquidation of the remaining businesses which cannot be accrued at June 30, 1998, as well as the result of differences between estimated and actual proceeds. In addition, management expects that certain of the businesses to be disposed may be sold for gains; such gains will be recognized when realized.

                                  MASCOTECH, INC.

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

I. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Accordingly, the Company's total comprehensive income for the period was as follows:


                                      Three Months Ended     Six Months Ended
                                            June 30              June 30
                                        1998       1997       1998       1997

      Net income                      $29,820    $24,650    $62,560    $57,310
      Other comprehensive loss            (60)    (1,380)    (2,110)    (8,500)

        Total comprehensive income    $29,760    $23,270    $60,450    $48,810



J. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:


                                      Three Months Ended     Six Months Ended
                                           June 30               June 30
                                       1998       1997       1998       1997
Weighted average number of
  shares outstanding                   43,760     35,660     44,010     35,620

Income                               $ 29,820   $ 24,650   $ 62,560   $ 57,310
Less preferred stock dividends          ---        3,000      ---        6,240
  Earnings used for basic earnings
    per share computation            $ 29,820   $ 21,650   $ 62,560   $ 51,070

Basic earnings per share             $    .68   $    .61   $   1.42   $   1.43

Total shares used for basic earnings
  per share computation                43,760     35,660     44,010     35,620
Dilutive securities:
  Stock options                         1,550      1,290      1,380      1,280
  Assumed conversion of preferred
    stock at January 1, 1997            ---       10,250      ---       10,720
  Convertible debentures               10,000     10,000     10,000     10,000
  Contingently issuable shares          4,070      1,800      3,720      1,840
  Total shares used for diluted
    earnings per share computation     59,380     59,000     59,110     59,460

Earnings used for basic earnings
  per share computation              $ 29,820   $ 21,650   $ 62,560   $ 51,070
Add back of preferred stock dividends   ---        3,000      ---        6,240
Add back of debenture interest          2,380      2,380      4,760      4,760
  Earnings used for diluted
    earnings per share computation   $ 32,200   $ 27,030   $ 67,320   $ 62,070

Diluted earnings per share           $    .54   $    .46   $   1.14   $   1.04




      Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised into common stock.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(concluded)


K. The Company entered into interest rate swaps on $400 million of the Company's floating rate debt in the second quarter of 1998 to reduce the impact of changes in interest rates. At June 30, 1998 the aggregate interest rate on these swaps was approximately seven percent including the applicable margin under the Company's revolving credit agreement. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

L. The Company has acquired for cash the Gruppo TOV group of companies, with manufacturing facilities in Valmadrera, Italy in June 1998. Gruppo TOV manufactures rings, locking levers, steel drum closures and specialty equipment for automation and tooling. In a separate transaction, the Company has also acquired certain assets, including a non-competition agreement relating to the production and sale of threaded flanges and plugs for steel drums in North American markets.

      In August the Company also acquired K-Tech Manufacturing, a Wheeling, Illinois based manufacturer of industrial fasteners for metal and plastic applications. K-Tech's products, markets and manufacturing processes are highly complementary to the Company's specialty fastener product group.

      These three acquisitions are expected to add approximately $50 million to the Company's 1999 revenues.

M. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 is effective for quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

                                 MASCOTECH, INC.
Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      MascoTech sales for the second quarter 1998, aided by the previously announced acquisition of TriMas Corporation, increased 86 percent to $433 million from $233 million in 1997. Sales for the six months ended June 30, 1998 increased 79 percent to $834 million from $466 million in 1997.

      Income in the second quarter of 1998 was $29.8 million or $.54 per common share compared with $21.7 million or $.46 per common share in 1997. Second quarter results for 1998 were impacted by the charge (approximately $41 million pre-tax) principally related to the disposition of certain businesses. This charge more than offset the gain (approximately $25 million pre-tax) related to additional consideration received by the Company in the second quarter of 1998 resulting from the disposition of MascoTech Stamping Technologies ("MSTI")in 1996. The Company's results for the second quarter of 1997 include net gains from the Company's marketable securities portfolio of approximately $.04 per common share.

      Assuming that MascoTech and TriMas results were consolidated for the second quarter of 1997 and excluding unusual pre-tax gains/(charge) in 1998 and 1997: pro forma sales would have increased approximately four percent to $433 million in 1998 from $416 million in 1997; pro forma operating profit would have been $63 million as compared with $62 million, and pro forma earnings per share for the second quarter 1998 and 1997 would have been $.50 and $.48 respectively.

      Assuming that MascoTech and TriMas were consolidated for the six months ended June 30, 1998 and 1997 pro forma sales would have increased approximately seven percent to $870 million as compared with $814 million in 1997.

      Sales on a pro forma basis for the three and six month periods ended June 30, 1998 benefitted from increased light truck production, increased sales in Europe, increased demand for aerospace and large diameter industrial fasteners and the mild spring weather which positively impacted sales for the towing systems product group. Specialty container product group sales were flat principally as a result of somewhat softer sales for compressed gas cylinders. The Company's aftermarket product group experienced a sales decline in the second quarter and for the six months ended June 30 principally due to soft economic conditions impacting certain products.

      Operating profit after general corporate expense and excluding the unusual gain/(charge) on a pro forma basis for the six months ended June 30, 1998 and 1997 would have been approximately $125 million and $118 million, respectively.

      Operating margins on a pro forma basis including increased amortization expense and before general corporate expense and loss on disposition, approximated 15.8 percent and 16.6 percent for the quarters ended June 30, 1998 and 1997, respectively.

      Metalworking product group margins were negatively impacted by the General Motors strike, launch costs incurred at a new connecting rod plant in Valencia, Spain and higher than anticipated start-up costs related to the Company's hydroforming process. Operating margins for the Company's aftermarket product group were negatively impacted by soft economic conditions impacting certain products. The Company expects sales to General Motors to recover slowly as existing inventory levels of previously built parts are utilized in the manufacturing process. The Company expects that the third quarter could be negatively impacted by $.08 - $.10 per common share for the above items. Operating margins for the Company's specialty fastener and towing system product groups improved due to increased sales volume.

      The Company's low effective tax rate for the second quarter 1998 is the result of the recognition of a non-taxable gain from the sale of MSTI and tax benefits from additional tax losses in excess of book losses related to the disposition of certain businesses. On a pro forma basis, excluding both the gain and charge, the effective tax rate would be comparable to the first quarter of 1998.

                                 MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(concluded)


      The Company paid and declared a cash dividend of $.06 per common share in the second quarter of 1998. The Board of Directors declared a dividend of $.07 per common share, a 17 percent increase in the quarterly dividend rate, on July 10, 1998, payable on August 17, 1998.

      Although the Company incurred increased debt with the purchase of TriMas, the Company's interest coverage ratio and debt to cash flow ratio are expected to remain strong. The Company expects that its ratio of debt to total debt plus equity will improve from the operating performance of its businesses and the disposition of certain financial assets. During the second quarter the Company entered into interest rate swap agreements to limit the effect of any increases in the interest rates on its floating rate debt. The effect of these agreements is to limit the interest rate exposure on $400 million of the Company's floating rate debt for an average period of approximately five years. Since March 31, 1998 the Company has reduced its debt by approximately $89 million from the liquidation of financial assets, operating performance and receipt of the contingent consideration from the sale of the stamping business. The Company has reduced debt by approximately $260 million from the pro forma level of $1,561 million at December 31, 1997, assuming the acquisition of TriMas had occurred on December 31, 1997. Additional borrowings available under the Company's new revolving credit agreement and otherwise, and anticipated internal cash flows are expected to provide sufficient liquidity to fund the Company's debt repayment requirements, foreseeable working capital, capital expansion programs and other investment needs. At June 30, 1998, current assets were approximately two times current liabilities.

                         PART II.  OTHER INFORMATION
                               MASCOTECH, INC.

Items 1, 2 and 3 are not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of stockholders was held on May 19, 1998 at which the stockholders voted upon the election of two nominees for Class I Directors and the approval of the appointment of one Class II Director; and ratification of the selection of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers L.L.P.) as independent auditors for the Company for 1998. The following is a tabulation of the votes.

            Election of Class I Directors
                                                    For         Withheld
              Richard A. Manoogian               41,127,260     102,078
              Helmut F. Stern                    41,116,210     113,128

            Appointment of Class II Director

              Frank M. Hennessey                 41,137,675      91,663

            Approval of the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company for 1998.

                          For             Against          Abstentions and
                                                           Broker Non-Votes

                       41,136,761         35,953                56,624

Item 5.     Other Information

            In accordance with new Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, management proxies for the Company's 1999 Annual Meeting of Stockholders intend to use their discretionary voting authority with respect to any proposal presented at the meeting by a stockholder who does not provide the Company with written notice of such proposal prior to December 28, 1998.


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




                                           MASCOTECH, INC.
                                            (Registrant)




Date:      August 13, 1998             By: /s/Timothy Wadhams
                                            Timothy Wadhams
                                            Senior Vice President - Chief
                                             Financial Officer
                                            (Chief accounting officer
                                              and authorized signatory)

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