Form 10-Q
period 1998-09-30
MASCOTECH INC
filed 1998-11-13
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarterly Period Ended September 30, 1998
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
               Class                                  October 30, 1998

Common stock, par value $1 per share                     46,096,000

                                  MASCOTECH, INC.

                                       INDEX



                                                         Page No.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              September 30, 1998 and December 31, 1997       1

           Consolidated Condensed Statements of Income
              for the Three and Nine Months Ended
              September 30, 1998 and 1997                    2

           Consolidated Condensed Statement of
              Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997              3

           Notes to Consolidated Condensed Financial
              Statements                                    4-7

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    9-12

Part II. Other Information and Signature                   13-14

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MASCOTECH, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                     September 30, 1998 and December 31, 1997
                              (Dollars in thousands)



                                             September 30,     December 31,
    ASSETS                                        1998             1997

Current assets:
    Cash and cash investments                 $   29,020       $   41,110
    Marketable securities - GmbH                   2,540           45,970
    Receivables                                  224,380          125,930
    Inventories                                  187,050           73,860
    Deferred and refundable income taxes          28,540           36,270
    Prepaid expenses and other assets             15,830           13,310
              Total current assets               487,360          336,450

Equity and other investments in affiliates        92,900          263,300
Property and equipment, net                      672,020          417,030
Excess of cost over net assets of acquired
  companies                                      740,560           65,610
Notes receivable and other assets                 59,040           62,290
              Total assets                    $2,051,880       $1,144,680

    LIABILITIES
Current liabilities:
    Accounts payable                          $  119,230       $   70,120
    Accrued liabilities                          156,380          114,650
              Total current liabilities          275,610          184,770

Convertible subordinated debentures              310,000          310,000
Other long-term debt                           1,015,150          282,000
Deferred income taxes and other long-term
  liabilities                                    184,500          157,250
              Total liabilities                1,785,260          934,020

    SHAREHOLDERS' EQUITY
Common stock, $1 par:
  Authorized:  250 million;
  Outstanding:  47.5 and 47.3 million             47,460           47,250
Paid-in capital                                   36,360           41,060
Retained earnings                                231,050          157,790
Accumulated other comprehensive loss                (290)          (2,560)
Less:  Restricted stock awards                   (47,960)         (32,880)
              Total shareholders' equity         266,620          210,660
              Total liabilities and
                shareholders' equity          $2,051,880       $1,144,680



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 1998 and 1997
                 (Dollars in thousands except per share amounts)



                                             Three Months Ended          Nine Months Ended
                                                 September 30                September 30
                                               1998        1997           1998        1997

Net sales                                   $ 399,500   $ 222,030      $1,233,740  $ 688,510
Cost of sales                                (299,350)   (187,680)       (912,130)  (543,870)
Selling, general and
  administrative expenses                     (51,160)    (22,730)       (151,090)   (68,280)
Charge for disposition of
  businesses, net                               ---         ---           (15,580)     ---

     Operating profit                          48,990      11,620         154,940     76,360

Other income (expense), net:
   Interest expense, Masco Corporation          ---        (2,530)          ---       (7,500)
   Other interest expense                     (21,430)     (6,990)        (60,820)   (21,780)
   Equity and interest income
     from affiliates                            3,120       8,910           9,240     34,360
   Gain from change in investment               ---         ---             ---       13,210
   Gain from disposition of an equity
     affiliate                                  ---        46,160           ---       46,160
   Deferred gain recognized from
     disposition of business                    ---         ---             7,000      ---
   Other income, net                           (2,380)      6,610           3,560     17,850
                                              (20,690)     52,160         (41,020)    82,300

Income before income taxes                     28,300      63,780         113,920    158,660
Income taxes                                   11,510      25,120          34,570     62,690

Net income                                  $  16,790   $  38,660      $   79,350  $  95,970
Preferred stock dividends                       ---         ---             ---    $   6,240
Earnings attributable to
  common stock                              $  16,790   $  38,660      $   79,350  $  89,730

Basic earnings per share                        $ .38       $ .86           $1.80      $2.32
Diluted earnings per share                      $ .33       $ .70           $1.47      $1.74

Cash dividends declared per share               $ .07       $ .06           $ .13      $ .16

Cash dividends paid per share                   $ .07       $ .06           $ .19      $ .16





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                             (Dollars in thousands)



                                                         Nine Months Ended
                                                            September 30
                                                         1998          1997
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  148,560    $  71,290
         (Increase) decrease in inventories               (9,890)       4,820
         (Increase) in receivables                       (11,690)      (5,540)
         Increase in accounts payable and
           accrued liabilities                            29,240        9,250
         Decrease in marketable securities                43,430        5,590
         Other, net                                       (2,900)      (2,670)
            Net cash from operating activities           196,750       82,740

     FINANCING:
         Payment of debt                                (400,620)     (67,860)
         Increase in debt                              1,089,290       20,000
         Retirement of Company Common Stock              (36,150)      (6,610)
         Other, net                                      (21,590)     (29,050)
            Net cash from (used for) financing
               activities                                630,930      (83,520)

     INVESTMENTS:
         Capital expenditures                            (74,250)     (32,650)
         Cash from sale of businesses, net                25,020       76,560
         Acquisition of businesses, net of
           cash acquired                                (864,420)     (11,100)
         Proceeds from redemptions of debt
           by affiliates                                  80,500        ---
         Other, net                                       (6,620)      15,520
            Net cash (used for) from investing
               activities                               (839,770)      48,330

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the nine months             (12,090)      47,550
     At January 1                                         41,110       19,400
     At September 30                                  $   29,020    $  66,950

Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                    $   55,380     $ 28,020

          Income taxes                                $   32,930     $ 20,290




The accompanying notes are an integral part of the consolidated condensed financial statements.

MASCOTECH, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Certain amounts for the year ended December 31, 1997 have been reclassified to conform to the presentation adopted in 1998.

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

      The results for 1998 reflect TriMas sales and operating results from the date of acquisition. The acquisition has been accounted for as a purchase and the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $670 million is being amortized over 40 years.

      The following pro forma results of operations reflect this transaction as if it had occurred on January 1, 1997. The pro forma data does not purport to be indicative of the results which would actually have been reported if the transaction had occurred on such date (in thousands, except per share amounts).
                                                        Nine Months Ended
                                                           September 30
                                                         1998        1997

          Net sales                                   $1,269,690  $1,204,170
          Net income                                  $   78,980  $   89,238
          Diluted earnings per share                       $1.46       $1.63



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

      To reduce the impact of changes in interest rates, the Company entered into interest rate swaps on $400 million of the Company's floating rate debt in the second quarter of 1998. The aggregate interest rate on these swaps is approximately seven percent including the applicable margin under the Company's revolving credit agreement. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (continued)

D.    Inventories by component are as follows (in thousands):

                                              September 30    December 31,
                                                  1998            1997
          Finished goods                        $ 85,540        $ 22,160
          Work in process                         43,440          22,990
          Raw materials                           58,070          28,710

                                                $187,050        $ 73,860


E. Property and equipment, net reflects accumulated depreciation of $304 million and $265 million as at September 30, 1998 and December 31, 1997, respectively.

F. In January 1998, the Company received $48 million of cash from MSX International, Inc. ("MSXI") in payment of certain amounts due MascoTech, resulting from the sale of the Company's engineering and technical business services units to MSXI in early 1997. As a result, the Company realized a pre-tax gain of $7 million in the first quarter of 1998 from the partial recognition of a gain that was deferred at the time of the sale pending the receipt of cash.

G. In June 1998, the Company recorded a pre-tax gain of approximately $25 million related to the receipt of additional consideration based on the operating performance of the Company's stamping businesses sold in 1996. The gain, which is non taxable, was included in the caption "charge for disposition of businesses, net" in the income statement.

MASCOTECH, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

H. In the second quarter of 1998, the Company recorded a non-cash charge aggregating approximately $41 million pre-tax (approximately $22 million after tax or $.37 per common share) to reflect the write-down of certain long lived assets principally related to the plan to dispose of certain businesses and to accrue exit costs of approximately $8 million. The disposition of these businesses is expected to occur in early 1999 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its remaining businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. The businesses to be disposed had annual sales of $132 million, $130 million and $109 million in 1997, 1996 and 1995 respectively, and operating profit of $20 million, $23 million and $19 million in 1997, 1996 and 1995, respectively.

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

      Future periods will include the operating results of the businesses to be sold and any additional costs to be incurred in connection with the sale or liquidation of the remaining businesses which cannot be accrued at September 30, 1998, as well as the result of differences between estimated and actual proceeds. In addition, management expects that certain of the businesses to be disposed may be sold for gains; such gains will be recognized when realized.

I. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Accordingly, the Company's total comprehensive income for the period was as follows:


                                        Three Months Ended  Nine Months Ended
                                            September 30       September 30
                                          1998       1997     1998      1997

      Net income                        $16,790    $38,660  $79,350   $95,970
      Other comprehensive income (loss)   4,380        250    2,270    (8,250)

        Total comprehensive income      $21,170    $38,910  $81,620   $87,720


MASCOTECH, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

J. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:



                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                       1998       1997       1998       1997

Weighted average number of
  shares outstanding                   43,920     45,010     43,980     38,750

Income                               $ 16,790   $ 38,660   $ 79,350   $ 95,970
Less preferred stock dividends          ---        ---        ---        6,240
  Earnings used for basic earnings
    per share computation            $ 16,790   $ 38,660   $ 79,350   $ 89,730

Basic earnings per share             $    .38   $    .86   $   1.80   $   2.32

Total shares used for basic earnings
  per share computation                43,920     45,010     43,980     38,750
Dilutive securities:
  Stock options                         1,000      1,300      1,260      1,290
  Assumed conversion of preferred
    stock at January 1, 1997            ---        ---        ---        6,960
  Convertible debentures               10,000     10,000     10,000     10,000
  Contingently issuable shares          3,940      2,240      3,760      2,120
  Total shares used for diluted
    earnings per share computation     58,860     58,550     59,000     59,120

Earnings used for basic earnings
  per share computation              $ 16,790   $ 38,660   $ 79,350   $ 89,730
Add back of preferred stock dividends   ---        ---        ---        6,240
Add back of debenture interest          2,380      2,380      7,140      7,140
  Earnings used for diluted
    earnings per share computation   $ 19,170   $ 41,040   $ 86,490   $103,110

Diluted earnings per share           $    .33   $    .70   $   1.47   $   1.74




      Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised into common stock.

MASCOTECH, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(concluded)


K. In June 1998, the Company acquired for cash the Gruppo TOV group of companies, with manufacturing facilities in Valmadrera, Italy. Gruppo TOV manufactures rings, locking levers, steel drum closures and specialty equipment for automation and tooling. In a separate transaction, the Company has also acquired certain assets relating to the production and sale of threaded flanges and plugs for steel drums in North American markets.

      In August 1998, the Company acquired K-Tech Manufacturing, a Wheeling, Illinois based manufacturer of industrial fasteners for metal and plastic applications. K-Tech's products, markets and manufacturing processes are highly complementary to the Company's specialty fastener product group.

      The combined purchase price for these three acquisitions aggregated approximately $60 million including approximately one million shares of company common stock, with the balance in cash. The acquisitions were accounted for as purchase transactions.

L. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 is effective for quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

                                MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      MascoTech sales for the third quarter 1998, aided by the previously announced acquisition on January 22, 1998 of TriMas Corporation, increased 80 percent to $400 million from $222 million in 1997. Sales for the nine months ended September 30, 1998 increased 79 percent to $1.2 billion from $689 million in 1997.

      Income in the third quarter 1998 was $16.8 million or $.33 per common share compared with $38.7 million or $.70 per common share. Income in 1997 was impacted by a pre-tax gain of approximately $46 million related to the transfer of the Company's equity holdings in Emco Limited ("Emco") to Masco Corporation ("Masco"). This gain was partially offset by costs, of approximately $14 million, associated with a plant closure and the Company's share of a special charge recorded by an equity affiliate and other expenses. Excluding the impact of the gain and unusual expenses, income in the third quarter of 1997 would have been $19.2 million or $.37 per common share.

      Operating profit for the nine months ended September 30, 1998 was impacted by the charge (approximately $41 million) principally related to the disposition of certain businesses. This charge was partially offset by the gain (approximately $25 million) related to additional consideration received by the Company resulting from the disposition of certain stamping operations in 1996. Operating profit for the nine months ended September 30, 1997 was impacted by a charge of approximately $9 million related to a plant closure. The following information related to sales, operating profit and margins is presented on a pro forma basis, as though MascoTech and TriMas were combined for the three and nine month periods ended September 30, 1998 and 1997 and excluding the unusual pre-tax income and charges mentioned above.

      Sales in the third quarter would have increased approximately two percent to $400 million in 1998 from $391 million in 1997; operating profit after general corporate expense would have been $49 million as compared with $44 million.

      Sales for the nine months ended September 30, 1998 and 1997, would have increased approximately five percent to $1.3 billion as compared with $1.2 billion in 1997. Operating profit after general corporate expense for the nine months ended September 30, 1998 and 1997 would have been approximately $174 million and $163 million, respectively.

      Sales in the third quarter 1998 for the metalworking businesses increased three percent even though operations were negatively impacted by a strike at an important customer. European operations continued their strong performance with sales up six percent. This sales increase was achieved despite a 37 percent decrease in sales of tubular products relating to the phase-out of certain programs and a reduction in sales of constant velocity joints which is directly related to reduced demand in the Russian market. Excluding recent acquisitions, third quarter sales for our Specialty Fastener and Special Container businesses were moderately reduced from 1997 levels. Fastener sales were impacted by softer market conditions impacting aerospace and agricultural product applications. Specialty Container products were negatively impacted principally by economic conditions in Asia which reduced compressed gas cylinder product sales. Sales for our Corporate Companies product group approximated 1997 levels. Sales for our Towing Systems product group continued to be strong, primarily driven by demand for new products. The Company's aftermarket group experienced a sales decline in the third quarter and for the nine months ended September 30, principally due to soft economic conditions impacting certain products.

      Operating margins including increased amortization expense and before general corporate expense approximated 13.4 percent for the quarters ended September 30, 1998 and 1997, respectively.

MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

      Third quarter 1998 margins for our Metal Forming business were comparable to 1997 despite the impact of the launch of a new connecting rod plant in Valencia, Spain, and the strike at an important customer. Margins for the aftermarket businesses were hampered by the continued soft business conditions affecting certain of our aftermarket products. Margins for Specialty Fasteners were also reduced from 1997 third quarter levels principally as a result of certain production difficulties which have been addressed and reduced volumes for certain products. Margins for Towing Systems and Specialty Container products were improved from 1997, and margins for Corporate Companies approximated 1997 levels.

      The Company's low effective tax rate, as compared with the statutory rate, for the nine months ended September 30, 1998 is the result of the recognition of a non-taxable gain from the sale of the Company's stamping businesses recorded in the second quarter of 1998. On a pro forma basis, excluding both the gain and charge, the effective year to date tax rate would be comparable to the third quarter of 1998.

      The Board of Directors declared a dividend of $.07 per common share, payable on November 16, 1998 to shareholders of record on October 16, 1998.

      Although the Company incurred increased debt with the purchase of TriMas, the Company's interest coverage ratio and debt to cash flow ratio are expected to remain strong. The Company expects that its ratio of debt to total debt plus equity will improve from the operating performance of its businesses and the disposition of certain financial assets. During the second quarter of 1998 the Company entered into interest rate swap agreements to limit the effect of any increases in the interest rates on its floating rate debt. The effect of these agreements is to limit the interest rate exposure on $400 million of the Company's floating rate debt for an average period of approximately five years. The Company has reduced debt by approximately $310 million, excluding acquisition debt and repurchases of common stock, from the pro forma level of $1,561 million at December 31, 1997, assuming the acquisition of TriMas had occurred on December 31, 1997. This reduction was the result of the liquidation of financial assets, operating performance and receipt of the contingent consideration from the sale of the Company's stamping business. Additional borrowings available under the Company's new revolving credit agreement and otherwise, and anticipated internal cash flows are expected to provide sufficient liquidity to fund the Company's debt repayment requirements, foreseeable working capital, capital expansion programs and other investment needs. At September 30, 1998, current assets were approximately two times current liabilities.

Year 2000

      The year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar business activities.

MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

      As a key supplier to the automotive industry, the Company's major exposure for Year 2000 problems is the effect of shutting down production at one of its automotive customer's manufacturing facilities. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable if it in fact is found responsible for the shutdown of one of its customer's manufacturing facilities. Such a finding could have a material adverse impact on the Company's results of operations.

      The most likely way in which the Company would shut down production at an automotive customer's facility is by being unable to supply parts to that customer. The parts supplied by the Company, in most instances, are integral components of the end products produced by customers, and the inability to provide parts may render the customer unable to manufacture and sell its products. Disruptions in the Company's computer systems and applications could prevent the Company from being able to manufacture and ship its parts. Examples are failures in the Company's manufacturing application software, computer chips embedded in manufacturing equipment and lack of supply of materials from its suppliers. The Company's parts do not contain computer devices that require remediation to meet Year 2000 requirements. A review of the Company's status with respect to remediating its computer systems for Year 2000 compliance is presented below.

      The Company has had in place an internal review team that is addressing the Year 2000 issues that encompasses operating and administrative areas of the Company. In addition, the Company has engaged professional consultants to assist Company personnel to identify significant Year 2000 issues in a timely manner. Also, executive management and the Board of Directors regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and the use of computer applications in the Company's manufacturing processes.

      For its information technology, the Company currently utilizes a mid-range, non-mainframe based computing environment which is complemented by a series of local-area networks ("LANs") that are connected via a wide-area network ("WAN"). Substantially all operating systems related to the mid-range systems, LANs and WAN have been updated to comply with Year 2000 requirements. In addition, upgraded and modified versions of the Company's financial, manufacturing, human resource, and other packaged software applications which are Year 2000 ready are in the process of being integrated into the Company's overall system. The Company presently expects that this integration will be substantially completed in the next several months.

      The Company utilizes non-mainframe computers and software in its various production processes throughout the world. In several locations it has retained outside consultants to assist it in identifying potential Year 2000 issues in those processes, and evaluating the readiness of the computer systems used in those processes. General findings to date have identified minimal changes that need to be made to these systems. Problems generally relate to old personal computers or memory chips which are being replaced.

      Although there can be no assurance that the Company will identify and correct every Year 2000 issue found in the computer applications used in its production processes, the Company believes that it has in place a comprehensive program to identify and correct any such issues, and expects to have substantially completed the remediation of its production systems in early 1999. At the present time, the Company does not believe that it requires a contingency plan with respect to its information technology and production processes, and has therefore not developed one.

                              MASCOTECH, INC.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(concluded)

      The Company is also reviewing its building and utility systems (heat, light, phones, etc.) for Year 2000 impact. Many of these systems are Year 2000 ready. While the Company is working diligently with all of its utility suppliers and has no reason to expect that they will not meet their required Year 2000 compliance targets, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a disruption of one or more of the Company's plants, which could impact the Company's ability to meet its obligations to supply products to its customers.

      The Company has also commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of its significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to them. The Company has been working with its key suppliers including its steel suppliers to ensure that it will receive key components without disruption. This program will be ongoing and the Company's efforts with respect to specific issues identified will depend in part upon its assessment of the risk that any such issues may have a material adverse impact on its operations.


      Unfortunately, the Company cannot control the conduct of its suppliers, and therefore cannot guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would intend to do so if a specific problem is identified through the programs described above. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

      As a key supplier in the auto industry, the Company takes an active role in many industry-sponsored organizations, including the Automotive Industry Action Group ("AIAG"). The AIAG has been proactive in working with OEMs and suppliers to ensure that the industry as a whole addresses the Year 2000 problem. Tools to assist in achieving compliance include standardized questionnaires, regular meetings of members, follow-up by AIAG personnel regarding answers to questionnaires, etc. The Company continues to work with such industry groups to ensure compliance.

      The information presented above sets forth the key steps the Company is taking to address the Year 2000 issue. The cost of Year 2000 compliance for the Company is expected to approximate $11-$15 million, including: replacement costs of $6-$8 million which are normal and recurring; upgrades of $2-$3 million which are normal and recurring; repair/programming costs of $2-$3 million and other costs of $1 million, will not be material to the Company's consolidated results of operations and financial position. The majority of the replacement and upgrade costs would have been incurred by the Company over time as part of its regular information system replacement process.

Forward-Looking Statements

      Statements in this quarterly report on Form 10-Q, which are not historical facts are forward looking statements that involve certain risks and uncertainty, including but not limited to, risks associated with the uncertainty of future financial results, conditions within the markets in which the Company competes, labor relations of the Company and certain of its customers and other uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION
MASCOTECH, INC.

Items 1, 3, 4 and 5 are not applicable.


Item 2.     Changes in Securities

            (a)   Not applicable.

            (b)   Not applicable.

            (c) During the third quarter of 1998 the Company issued 1,006,974 shares of common stock in connection with the acquisition of K-Tech Mfg. Inc., a U.S. manufacturer of industrial fasteners. The shares were issued to the shareholders of K-Tech Mfg. Inc., in a transaction that did not involve a public offering and the issuance was therefore exempt under Section 4(2) of the Securities Act.

            (d)   Not applicable.


Item 6.     Exhibits and Reports on Form 8-K


            (a) Exhibits:


            Exhibit 4 Amendment No. 1 dated as of September 22, 1998 to the Rights Agreement.


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




                                           MASCOTECH, INC.
                                            (Registrant)




Date:      November 13, 1998           By:  /s/Timothy Wadhams
                                            Timothy Wadhams
                                            Executive Vice President,
                                            Finance and Administration
                                            (Principal financial officer
                                              and authorized signatory)

                            MASCOTECH, INC.

                            EXHIBIT INDEX


Exhibit



Exhibit 4         Amendment No. 1 dated as of September 22,
                     1998 to the Rights Agreement

Exhibit 12        Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock
                     Dividends

Exhibit 27        Financial Data Schedule