Form 10-K405
period 1998-12-31
MASCOTECH INC
filed 1999-03-26
CIK 745448

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 1-12068

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 15, 1999 (BASED ON THE CLOSING SALE PRICE OF $14 13/16 OF THE REGISTRANT'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $442,231,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 15, 1999:

          44,738,000 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
       PART I
 1.    Business....................................................    2
 2.    Properties..................................................    6
 3.    Legal Proceedings...........................................    7
 4.    Submission of Matters to a Vote of Security Holders.........    7
       Supplementary Item. Executive Officers of Registrant........    7

       PART II
 5.    Market for Registrant's Common Equity and Related               9
       Stockholder Matters.........................................
 6.    Selected Financial Data.....................................   10
 7.    Management's Discussion and Analysis of Financial Condition    11
       and Results of Operations...................................
 8.    Financial Statements and Supplementary Data.................   18
 9.    Changes in and Disagreements with Accountants on Accounting    44
       and Financial Disclosure....................................

       PART III
10.    Directors and Executive Officers of the Registrant..........   44
11.    Executive Compensation......................................   44
12.    Security Ownership of Certain Beneficial Owners and            44
       Management..................................................
13.    Certain Relationships and Related Transactions..............   44

       PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form   45
       8-K.........................................................
       Signatures..................................................   48

       FINANCIAL STATEMENT SCHEDULES
       MascoTech, Inc. Financial Statement Schedules...............  F-1
       TriMas Corporation and Subsidiaries Consolidated Financial    F-3
       Statements..................................................

                                     PART I

ITEM 1. BUSINESS.

     MascoTech, Inc. (the "Company") is a diversified industrial manufacturing company utilizing advanced metalworking capabilities to supply metal formed components used in vehicle engine and drivetrain applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products.

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

     In late 1994, after pursuing diversified growth in several markets, the Company adopted a plan to dispose of its architectural products, defense and certain of its transportation-related businesses. The disposition of these businesses was completed in 1996. In addition, in 1996, the Company disposed of its heavy-gauge stamping operations and in early 1997, the Company completed the sale of its engineering and technical services businesses to MSX International, Inc. As part of that transaction, the Company acquired an approximate 45 percent common equity interest in MSX International, Inc. See "Equity Investments -- Other Equity Investments," elsewhere in Item 1 of this Report. In mid-1998, the Company adopted a plan to sell certain of its automotive aftermarket businesses and its vacuum metalizing operations. The disposition of these businesses is expected to occur in 1999, with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its remaining businesses. The disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses are included in the results of continuing operations through the date of disposition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Businesses," included in Item 7 of this Report.

     In January 1998, the Company acquired the remaining 63 percent of the outstanding shares of common stock of TriMas Corporation it did not previously own for approximately $920 million. The Company's decision to acquire TriMas was designed to achieve two primary strategic objectives: to expand its advanced metalworking process capabilities into additional transportation-related and other diversified industrial markets and to create more value for shareholders from affiliate investments. For further discussion of the factors considered in making the acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments," included in Item 7 of this Report. On a pro forma basis, including TriMas, the Company would have had sales of approximately $1.6 billion for 1997.

     In connection with the TriMas acquisition, the Company entered into a new $1.3 billion credit facility which is collateralized by a pledge of the stock of TriMas. See the Notes to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

                               OPERATING SEGMENTS

     The following table sets forth for the three years ended December 31, the net sales and operating profit for MascoTech's operating segments. Information for 1998 is presented on a pro forma basis, as though TriMas had been acquired at January 1, 1998:

                                                                                 (IN THOUSANDS)
                                                                        NET SALES(1)
                                                             ----------------------------------
                                                                1998        1997        1996
                                                             ----------   --------   ----------
Specialty Metal Formed Products............................  $  760,000   $711,000   $  668,000
Towing Systems.............................................     238,000      --          --
Specialty Fasteners........................................     226,000     44,000       43,000
Specialty Packaging and Sealing Products...................     223,000      --          --
Specialty Industrial Products..............................     110,000     37,000       53,000
Companies Sold or Held for Sale............................     115,000    130,000      517,000
                                                             ----------   --------   ----------
                                                             $1,672,000   $922,000   $1,281,000
                                                             ==========   ========   ==========

                                                                 OPERATING PROFIT(2)(3)(4)
                                                             ----------------------------------
                                                                1998        1997        1996
                                                             ----------   --------   ----------
Specialty Metal Formed Products............................  $  106,000   $ 88,000   $   93,000
Towing Systems.............................................      34,000      --          --
Specialty Fasteners........................................      38,000      8,000        8,000
Specialty Packaging and Sealing Products...................      46,000      --          --
Specialty Industrial Products..............................      16,000      7,000        3,000
Companies Sold or Held for Sale............................      12,000     16,000       19,000
                                                             ----------   --------   ----------
                                                             $  252,000   $119,000   $  123,000
                                                             ==========   ========   ==========

(1) The 1998 net sales amounts include TriMas sales occurring before the acquisition date of January 22, 1998. These sales amounted to approximately $36 million.

(2) Amounts are before General Corporate Expense.

(3) Segment operating profit in 1997 includes approximately $17 million of nonrecurring charges.

(4) The 1998 operating profit amounts include TriMas operating profit occurring before the acquisition date of January 22, 1998. This operating profit amounted to approximately $5 million.

     Additional financial information concerning the Company's operations by operating segments as of and for the three years ended December 31, 1998 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

     Sophisticated technology plays a significant role in MascoTech's businesses and in the design, engineering and manufacturing of many of its products. Products are manufactured utilizing a variety of metalworking and other process technologies. Although published industry statistics are not available, the Company believes that it is a leading independent producer of many of the component parts that it produces using cold, warm or hot forming processes. The Company manufactures a broad range of semi-finished components, subassemblies and assembled products for the original equipment and aftermarket segments of the global transportation industry. Approximately 83 percent of the Company's 1998 sales were from operations involving metalworking technologies, including cold, warm or hot metal forming, and machining and fabricating. The Company provides components and products for which reliability, quality and certainty of supply are major factors in customers' selection of suppliers.

     The Company manufactures specialty metal formed products for engine and drivetrain applications, including semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles and front wheel drive components. The Company's metal formed products are manufactured using various process technologies, including cold, warm and hot forming, powder metalworking, value-added machining, tubular steel fabricating and hydroforming. The Company believes that its metal forming technologies provide cost-competitive, high-performance, quality components required to meet the increasing demands of the automotive and truck markets it serves.

     Approximately 44 percent of the Company's 1998 sales were original equipment automotive products and services. Sales to original equipment manufacturers are made through factory sales personnel and independent sales representatives. During 1998, sales to various divisions and subsidiaries of New Venture Gear, Inc. accounted for approximately 11 percent of the Company's net sales.

     The Company manufactures towing systems products, including vehicle hitches, jacks, winches, couplers and related accessories for the passenger car, light truck, recreational vehicle, marine, agricultural and industrial markets. Towing systems products are sold to independent installers, distributors, manufacturers and aftermarket retailers by the Company's sales organization and independent sales representatives.

     The Company's specialty fasteners products include standard- and custom-designed ferrous, nonferrous and special alloy fasteners for the building construction, farm implement, medium- and heavy-duty truck, appliance, aerospace, electronics and other industries. The Company also provides metal treating services for manufacturers of fasteners and similar products. Specialty fasteners are sold through the Company's own sales personnel and independent sales representatives to both distributors and manufacturers in these industries.

     The Company also manufactures specialty packaging and sealing products, including industrial and consumer container closures and dispensing products primarily for the chemical, agricultural, refining, food, petrochemical and health care industries; high-pressure seamless compressed gas cylinders primarily used for shipping, storing and dispensing oxygen, nitrogen, argon and helium and a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries; and specialty industrial gaskets for refining, petrochemical and other industrial applications. Sales of specialty packaging and sealing products are made by the Company's own sales staff primarily to container manufacturers, industrial gas producers and independent distributors.

     The Company's specialty industrial products include flame-retardant facings and jacketings used in conjunction with fiberglass insulation, principally for commercial and industrial construction applications, pressure-sensitive specialty tape products and a variety of specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches. These products are marketed to manufacturers and distributors by both Company sales personnel and independent sales representatives.

     The Company has announced that certain of its automotive aftermarket businesses and its vacuum metalizing operations are for sale. These businesses manufacture fuel and emission systems components, windshield wiper blades, brake parts, brake hardware repair kits and other automotive accessories. Sales are made by factory sales personnel primarily to distributors for the traditional, retail and heavy-duty segments of the automotive aftermarket.

GENERAL INFORMATION CONCERNING OPERATING SEGMENTS

     No material portion of MascoTech's business has special working capital requirements. Sales by the Company's Towing Systems segment are generally stronger during the spring and summer periods; no other operating segment experiences seasonal fluctuation in its business. The Company does not consider backlog orders to be a material factor in its operating segments. Except as noted above under "Operating Segments," no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. See, however, "Legal Proceedings," included as Item 3 of this Report, for a discussion of certain pending proceedings concerning environmental matters. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has businesses located in Australia, Canada, Czech Republic, England, Germany, Italy, Mexico and Spain. Products manufactured by the Company outside of the United States include forged automotive component parts, constant-velocity joints, specialty packaging and sealing products and towing systems products. See the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in
Item 8 of this Report for a discussion of the Company's foreign operations and export sales.

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

     Titan International, Inc.

     The Company owns approximately 16 percent of the outstanding common stock of Titan International, Inc. ("Titan"). Titan is a manufacturer of wheels, tires and other products for agricultural, construction and other off-highway equipment markets. Titan's sales for the year ended December 31, 1998 were approximately $660 million.

     Delco Remy International, Inc.

     In December 1997, Delco Remy International, Inc. ("Delco Remy") completed an initial public offering of its common stock reducing the Company's equity ownership interest to approximately 12 percent on a fully diluted basis (the Company currently owns approximately 17 percent of the voting common stock). Delco Remy is a manufacturer of automotive electric motors and other components. Delco Remy's sales for the year ended July 31, 1998 were approximately $820 million.

     Other Equity Investments

     In addition to its equity investments in the publicly traded affiliates described in the preceding paragraphs, the Company has investments in privately held companies, including MSX International, Inc., a provider of technology-based business services and product development services. MSX International, Inc. was formed in 1997 by an investor group consisting of the Company, Citicorp Venture Capital, Ltd. and the senior management of MSX International to purchase the assets of the Company's engineering and technical services businesses. The Company also has an investment in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components.

PATENTS AND TRADEMARKS

     The Company holds a number of patents, patent applications, licenses, trademarks and trade names. The Company considers its patents, patent applications, licenses, trademarks and trade names to be valuable, but does not believe that there is any reasonable likelihood of a loss of such rights which would have a materially adverse effect on the Company's operating segments or on its present business as a whole.

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

EMPLOYEES

     The Company employs approximately 9,200 people. Although satisfactory relations have generally prevailed between the Company and its employees, during 1997 and 1998 the Company was impacted by a strike at one of its facilities.

ITEM 2. PROPERTIES.

     The following list sets forth the location of the Company's principal manufacturing facilities and identifies the principal operating segment utilizing such facilities.

California.....................    Commerce (4)
Florida........................    Deerfield Beach (6) and Ocala (6)
Illinois.......................    Wheeling (4) and Wood Dale (4)
Indiana........................    Auburn (5), Elkhart (2) (2), Frankfort (4), Fort
                                   Wayne (1), Goshen (2), and North Vernon (1)
Kentucky.......................    Nicholasville (1)
Louisiana......................    Baton Rouge (5)
Massachusetts..................    Plymouth (3)
Michigan.......................    Burton (6), Canton (1) (2), China Township (6),
                                   Detroit (1) (4), Farmington Hills (1), Fraser
                                   (1), Green Oak Township (1), Hamburg (1),
                                   Holland (6), Livonia (4), Royal Oak (1), Troy
                                   (1), Warren (1) (3) (3) (3) and Ypsilanti (4)
New Jersey.....................    Edison (3) and Netcong (3)
Ohio...........................    Bucyrus (6), Canal Fulton (1), Lakewood (4),
                                   Lima (6), Minerva (1), Newburgh Heights (4) and
                                   Port Clinton (1)
Oklahoma.......................    Tulsa (3)
Pennsylvania...................    Ridgway (1)
Texas..........................    Houston (5) and Longview (5)
Wisconsin......................    Mosinee (2)
Australia......................    Hampton Park, Victoria (2) and Wakerley,
                                   Queensland (2)
Canada.........................    Fort Erie (5) and Oakville (2), Ontario
Czech Republic.................    Oslavany (1)
England........................    Leicester (5) and Wolverhampton (1)
Germany........................    Neunkirchen (5), Nurnberg (1) and Zell am
                                   Harmersbach (1)
Italy..........................    Poggio Rusco (1) and Valmadrera (5)
Mexico.........................    Mexico City (5)
Spain..........................    Almusaffes (1)

     Operating segments in the preceding table are identified as follows: (1) Specialty Metal Formed Products, (2) Towing Systems, (3) Specialty Industrial Products, (4) Specialty Fasteners, (5) Specialty Packaging and Sealing Products, and (6) Companies Sold or Held for Sale. Multiple footnotes to the same municipality denote separate facilities in that location.

     The Company's principal manufacturing facilities range in size from approximately 10,000 square feet to 310,000 square feet, substantially all of which are owned by the Company and are not subject to significant encumbrances. The Company's executive offices are located in Taylor, Michigan, and are provided by Masco Corporation to the Company under a corporate services agreement.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

ITEM 3. LEGAL PROCEEDINGS.

     A civil suit was filed in the United States District Court for the Central District of California in April, 1983 by the United States of America and the State of California against over 30 defendants, including a subsidiary of the Company, for alleged release into the environment of hazardous waste disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including the Company, providing that the consenting parties perform partial remediation at the site. Another civil suit was filed in the United States District Court for the Central District of California in December, 1988 by the United States of America and the State of California against more than 180 defendants, including the Company, for alleged release into the environment of hazardous waste disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including the Company, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. Based upon its present knowledge and subject to future legal and factual developments, the Company does not believe that any of this litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

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

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF
REGULATION S-K).

                                                                                               OFFICER
                 NAME                                       POSITION                     AGE    SINCE
                 ----                                       --------                     ---   -------
Richard A. Manoogian...................  Chairman of the Board                           62     1984
Frank M. Hennessey.....................  Vice Chairman and Chief Executive Officer       60     1998
Lee M. Gardner.........................  President and Chief Operating Officer           52     1992
Timothy Wadhams........................  Executive Vice President, Finance and
                                         Administration, and Chief Financial Officer     50     1984
William T. Anderson....................  Vice President and Controller                   51     1998
Eugene A. Gargaro, Jr. ................  Secretary                                       56     1984
David B. Liner.........................  Vice President and General Counsel and
                                         Assistant Secretary                             43     1997
James Tompkins.........................  Treasurer and Assistant Secretary               43     1998

     Executive officers are elected to a term of one year or less and serve at the discretion of the Board of Directors. Each elected executive officer has been employed in a managerial capacity with the Company for over five years, except Messrs. Hennessey, Liner and Campbell. Prior to joining MascoTech in 1998, Mr. Hennessey served Masco Corporation for more than five years in various managerial positions and most recently as Executive Vice President. He will continue to provide consulting services to Masco Corporation as needed under an informal arrangement with Masco. Mr. Liner had served as Associate Corporate Counsel of Masco Corporation for more than five years previous to joining the Company in 1997 as its Vice President and Corporate Counsel. He was elected to his current position in September, 1998. In addition to the executive officers shown in the above table, Brian P. Campbell, age 58, served as President and Co-Chief Operating

Officer of the Company from January, 1998 until his resignation in September, 1998. Before joining the Company in connection with its acquisition of TriMas Corporation, he had served as the President of TriMas for more than five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MSX." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NYSE Composite Tape and Common Stock dividends declared for the periods indicated:

                                                                                          DIVIDENDS
                                                              HIGH            LOW         DECLARED
                                                          ------------    ------------    ---------
1997
First Quarter.........................................    $21 1/4         $16               $.05
Second Quarter........................................    $23 1/2         $18 1/2            .05
Third Quarter.........................................    $22 1/2         $20                .12(1)
Fourth Quarter........................................    $21 5/16        $16 1/2            .06(1)
                                                                                            ----
                                                                                            $.28
                                                                                            ====

                                                                                          DIVIDENDS
                                                              HIGH            LOW         DECLARED
                                                          ------------    ------------    ---------
1998
First Quarter.........................................    $23 1/4         $17 11/16         $ --
Second Quarter........................................    $26 7/16        $22 5/16           .06
Third Quarter.........................................    $24 1/8         $16 1/4            .07
Fourth Quarter........................................    $18 3/4         $15 1/4            .07
                                                                                            ----
                                                                                            $.20
                                                                                            ====

(1) In the third quarter of 1997, the Company declared and paid a $.06 per share dividend and also declared a $.06 per share dividend which was paid in the fourth quarter of 1997. The dividend declared in the fourth quarter of 1997 was paid in the first quarter of 1998.

     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors. In addition, certain of the Company's long-term debt instruments contain provisions that restrict the dividends that the Company may pay on its capital stock. Under the most restrictive of these provisions, approximately $39 million would have been available at December 31, 1998 for the payment of cash dividends and the acquisition of Company capital stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Position and Liquidity," included in Item 7 of this Report and the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

     On March 15, 1999, there were 4,088 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                          1998          1997          1996          1995          1994
                                       ----------    ----------    ----------    ----------    ----------
Net sales..........................    $1,635,500    $  922,130    $1,281,220    $1,678,210    $1,702,260
From continuing operations before
  accounting change and
  extraordinary items:
     Income (loss).................    $   97,470    $  115,240    $   39,920    $   59,190    $ (234,420)
     Earnings (loss) per share.....         $1.83         $2.12          $.50          $.81        $(4.38)
Dividends declared per common
  share............................         $ .20         $ .28          $.18          $.11        $  .11
At December 31:
  Total assets.....................    $2,090,540    $1,144,680    $1,202,840    $1,421,720    $1,511,640
  Long-term debt...................    $1,388,240    $  592,000    $  752,400    $  701,910    $  868,240

     Results in 1998 include sales and operating results from TriMas Corporation, which was purchased in January 1998 for approximately $920 million.

     Results in 1998 include a pre-tax charge related to the disposition of certain businesses aggregating approximately $41 million. In addition, the Company recorded a pre-tax gain of approximately $25 million related to the receipt of additional consideration based on the operating performance of the Company's stamping businesses sold in 1996. Also, the Company recognized a gain (deferred at time of sale pending receipt of cash) of $7 million pre-tax related to the disposition of the Company's Technical Services Group in 1997.

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

     Results for 1994 include pre-tax gains of approximately $18 million related to the sale by the Company of a portion of its common stock holdings of an equity affiliate.

     Income (loss) from continuing operations before accounting change and extraordinary income (loss) attributable to common stock was $97.5 million, $109.0 million, $27.0 million, $46.2 million and $(247.4) million after preferred stock dividends in 1998, 1997, 1996, 1995 and 1994, respectively.

     Earnings per common share, from continuing operations before accounting change, in 1998, 1997, 1996 and 1995 are presented on a diluted basis. In 1994, basic loss per common share is presented due to the reported loss from continuing operations. Basic earnings per share, from continuing operations before accounting change, were $2.23, $2.70, $.54 and $.85 in 1998, 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CORPORATE DEVELOPMENT

     RECENT DEVELOPMENTS

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The Company previously owned 37 percent of TriMas. The combined companies would have had sales on a pro forma basis of approximately $1.6 billion for 1997.

     For some time, MascoTech's key strategic objectives have included the expansion of its advanced metalworking capabilities into additional transportation-related and other markets, and the creation of more value for its shareholders from its affiliate investments. The acquisition of TriMas is consistent with these objectives. MascoTech's advanced metal formed products are sold to transportation-related markets, primarily for automotive light vehicle applications. A substantial portion of TriMas' diversified industrial products are manufactured with metalworking technologies that are complementary to MascoTech's advanced metalworking capabilities. MascoTech also believes that the acquisition of TriMas provides opportunities to expand sales of certain of its products to TriMas' customers and to expand sales of certain of TriMas' products to MascoTech's customers. The acquisition also permits MascoTech and TriMas to share research, technology and expertise to the benefit of both companies. In addition to the expansion of its metalworking capabilities into complementary markets, and the avoidance of a substantial tax that would result from the sale or distribution of TriMas holdings, the acquisition of TriMas adds high-margin complementary businesses that provide substantial additional cash flow and human resources. MascoTech believes that the acquisition should enhance its opportunity to create value for its shareholders by diversifying its business mix, by improving its cost efficiencies, and by expanding its growth opportunities.

     In addition to the TriMas acquisition, the Company in 1998 also acquired three companies and a product line with combined annual sales of approximately $60 million. These businesses complement the Company's specialty fasteners and specialty packaging and sealing products businesses.

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

     As a result, in late 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to acquire 10 million shares of MascoTech common stock, for approximately $266 million. As part of this transaction, and given his role as Chairman of both Masco Corporation and MascoTech, Richard Manoogian also agreed to sell to MascoTech one million shares of MascoTech common stock at the then current market price of $13 5/8. As a result, his seven percent ownership in MascoTech common stock remained approximately the same after the share purchases. In addition, as part of this transaction, Masco Corporation also agreed that MascoTech will have the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares. At December 31, 1998, Masco Corporation owned approximately 17 percent of the MascoTech common stock outstanding.

DISPOSITION OF BUSINESSES

     In May 1996, the Company sold MascoTech Stamping Technologies, Inc. ("MSTI"), a wholly owned subsidiary, to Tower Automotive, Inc. ("Tower") resulting in an after-tax loss of approximately $26 million. The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. In addition, the Company received contingent consideration of $30 million based on the subsequent operating performance of the businesses sold.

     In early 1997, the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. ("MSXI"). Also included in this transaction were the net assets of APX International ("APX") which were acquired by the Company in November 1996. The sale resulted in total proceeds to the Company of approximately $145 million, consisting of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSXI. Net proceeds to the Company approximated $90 million, after taking into account the purchase price for APX and taxes payable in connection with this transaction. In January 1998, the Company received $48 million of cash from MSXI in payment of certain amounts due MascoTech, resulting in a realized pre-tax gain in the first quarter 1998 of approximately $7 million (gain recognition was deferred at the time of the transaction pending cash receipt).

     In mid-1998, the Company adopted a plan to sell certain of its aftermarket businesses and its vacuum metalizing operations and recorded a pre-tax loss of approximately $41 million. The disposition of these businesses is expected to occur in 1999 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its remaining businesses.

     Businesses to be sold or sold had net sales of $115 million, $130 million and $517 million in 1998, 1997 and 1996, respectively, and operating profit of $12 million, $16 million and $19 million in 1998, 1997 and 1996, respectively.

PROFIT MARGINS

     Operating profit margins, excluding net gains in 1997 and net charges in 1998 and 1996 from the disposition of businesses, were approximately 14 percent in 1998, ten percent in 1997 and eight percent in 1996. The increase in the operating profit margin in 1998 compared with the previous two years is attributable to the disposition of businesses which had margins lower than the Company's remaining operations, and the acquisition of higher margin businesses.

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash flows from operating activities increased to approximately $200 million in 1998 from $79 million in 1997. The increase in cash from operations is principally attributable to the businesses acquired in the TriMas acquisition and the liquidation of the Company's marketable securities portfolio. In addition, the Company received approximately $80 million from the liquidation of debentures and notes receivable related to Emco Limited and MSXI.

     Reflecting the favorable long-term prospects for MascoTech, the Company's Board of Directors authorized in 1994 the repurchase of ten million shares of Company Common Stock and Convertible Preferred Stock (converted into common stock in 1997). This repurchase authorization was completed in 1998 and the Board of Directors in late 1998 authorized an additional repurchase of five million shares of Company Common Stock. During 1998, the Company repurchased 3.6 million shares for approximately $64 million, including .4 million shares pursuant to the 1998 Board authorization. In addition, in October 1996, the Company purchased and retired 18 million shares of Company Common Stock and warrants to purchase ten million shares of Company Common Stock for cash and notes approximating $280 million (see "Corporate Development" above and "Shareholders' Equity" note to the financial statements).

     The Company in 1998 increased the quarterly dividend on its common stock to $.07 per share from $.06.

     Capital expenditures in 1998 were approximately $106 million as compared with $55 million and $44 million in 1997 and 1996, respectively. The increase in capital expenditures from 1997 is principally related to the businesses acquired in 1998. These expenditures for new advanced manufacturing technologies, product line extensions and capacity for new products were the result of the Company's favorable long-term outlook for its businesses.

INVENTORIES

     The Company's investment in inventories for its businesses increased to approximately $198 million at December 31, 1998 as compared with $74 million in 1997. The increase is principally the result of acquisitions and higher inventory levels within the Specialty Metal Formed Products segment.

FINANCIAL POSITION AND LIQUIDITY

     In connection with the TriMas acquisition in January 1998, the Company entered into a new $1.3 billion credit facility. The Company's credit facility includes a $500 million term loan and an $800 million revolver, both of which terminate in 2003. The interest rates applicable to the new credit facility are principally at alternative floating rates which would have approximated 6.3 percent at December 31, 1998. Interest rate swap agreements covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately seven percent, including the current borrowing spread under the Company's revolving credit agreement. The new credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of these provisions, approximately $39 million would have been available at December 31, 1998 for the payment of cash dividends and the acquisition of Company capital stock. In addition, future cash dividends and any acquisition of Company Common Stock could be further accomplished with internal cash flows from operations.

     Although the Company incurred increased debt with the purchase of TriMas, the Company's interest coverage ratio and debt to cash flow ratio remain strong. The Company expects that its ratio of debt to total debt plus equity will improve from the operating performance of its businesses and from the disposition of certain financial assets. The Company's financial assets include equity ownership positions in two publicly traded companies with an aggregate carrying value of approximately $58 million.

     On September 30, 1997, the Company exercised its option and exchanged its equity holdings in Emco Limited and approximately $46 million in cash to Masco Corporation to satisfy the indebtedness to Masco incurred in 1996 in connection with the Company's purchase and retirement of certain of its common shares and warrants held by Masco.

     At December 31, 1998, current assets, which aggregated approximately $501 million, were approximately two times current liabilities. Additional borrowings available under the Company's new revolving credit agreement and otherwise, anticipated internal cash flows, and to the extent necessary, future financings in the financial markets are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, capital expansion programs and other investment needs.

GENERAL FINANCIAL ANALYSIS

     1998 VERSUS 1997

     Sales increased to $1.6 billion in 1998 from $922 million in 1997 principally as a result of acquisitions. Excluding acquisitions, sales would have increased approximately three percent over 1997.

     Net income in 1998 was $97.5 million or $1.83 per common share. Results in 1998 include a charge related to the disposition of certain businesses aggregating approximately $41 million pre-tax. In addition, the Company recorded a pre-tax gain of approximately $25 million related to the receipt of additional consideration based on the operating performance of the Company's stamping businesses which were sold in

1996. Results in 1998 also benefitted from a gain (deferred at time of sale pending receipt of cash) of $7 million pre-tax related to the disposition of the Company's Technical Services Group in 1997 and gains from the Company's marketable securities portfolio. Excluding these gains and the charge, net income in 1998 would have been approximately $89 million or $1.68 per common share.

     Income after preferred stock dividends in 1997 was $109 million or $2.12 per common share. Results in 1997 include pre-tax gains approximating $83 million principally related to the disposition of the Company's equity ownership interest in Emco Limited, gains from the Company's marketable securities portfolio and income resulting from equity transactions by affiliates. These gains were partially offset by costs and expenses of approximately $24 million pre-tax related to plant closure costs, the Company's share of special charges recorded by equity affiliates, write-off of deferred charges, and employee termination and other expenses. Excluding these gains and unusual costs, income after preferred stock dividends in 1997 would have been approximately $73 million or $1.50 per common share.

     The following information is presented on a pro forma basis as though TriMas was acquired on January 1, 1997.

          Sales increased approximately five percent to $1.7 billion in 1998 from $1.6 billion in 1997. Excluding acquisitions other than TriMas, sales would have increased approximately four percent in 1998 as compared to 1997.

          Sales of Specialty Metal Formed Products increased approximately six percent in 1998 as compared to 1997. Towing Systems sales, driven by demand for new products, increased by 13 percent over 1997 levels. Sales of Specialty Packaging and Sealing Products and Specialty Fasteners, aided by acquisitions, increased modestly in 1998. Sales of Specialty Industrial Products approximated 1997 levels. Sales for certain of the Company's aftermarket-related businesses that are being held for sale declined by 13 percent.

          Although 1998 results benefitted from increased sales, operating margins for the Company's Specialty Metal Formed Products in 1998 were slightly below 1997 levels (excluding 1997 nonrecurring charges). Operating results for both 1998 and 1997 were hampered by work stoppages at major customers and at one of the Company's manufacturing facilities. In addition, operating results for both 1998 and 1997 were adversely impacted by start-up costs associated with the Company's hydroforming manufacturing process. Specialty Metal Formed Products' operating margins were also negatively impacted by launch costs related to a new facility in Spain to manufacture powder metal connecting rods.

          Operating margins in 1998 for the Company's Specialty Fasteners, Towing Systems, Specialty Packaging and Sealing business and Specialty Industrial Products approximated or slightly exceeded 1997 levels, while operating margins for aftermarket-related products decreased in 1998 from 1997 principally as a result of decreased sales volumes.

          Operating margins on a pro forma basis including increased amortization expense and before general corporate expense and gain (charge) on dispositions approximated 15 percent for the years 1998 and 1997.

     The Company's lower effective tax rate for 1998 is the result of the recognition of a non-taxable gain from the sale of MSTI and tax benefits from additional tax losses in excess of book losses related to the disposition of certain businesses. On a pro forma basis, excluding both the gain and charge, the effective tax rate would be comparable to 1997. The Company, through acquisitions and growth, has increased its foreign presence, principally in Europe. In the future, if the Company's foreign operations contribute an increased percentage of pre-tax income, the Company's effective tax rate could increase as a result of higher foreign tax rates versus the U.S. domestic tax rate.

     1997 VERSUS 1996

     Sales of the Company's metalworking and aftermarket businesses increased six percent to approximately $922 million from $869 million in 1996. Total sales for 1997, however, declined to approximately $922 million from $1.3 billion in 1996, reflecting the previously announced disposition of certain businesses.

     Income after preferred stock dividends in 1997 was $109 million or $2.12 per common share. Results in 1997 include pre-tax gains approximating $83 million principally related to the disposition of the Company's equity ownership interest in Emco Limited, gains from the Company's marketable securities portfolio and income resulting from equity transactions by affiliates. These gains were partially offset by costs and expenses of approximately $24 million pre-tax related to plant closure costs, the Company's share of special charges recorded by equity affiliates, write-off of deferred charges, and employee termination and other expenses. Excluding the gains and unusual costs, income after preferred stock dividends in 1997 would have been approximately $73 million or $1.50 per common share.

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

OTHER MATTERS

     YEAR 2000

     The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, and manufacturing and administration equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result, causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar business activities.

     As a key supplier to the automotive industry, the Company's major exposure for Year 2000 problems is the effect of shutting down production at one of its automotive customer's manufacturing facilities. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable if it in fact is found responsible for the shutdown of one of its customer's manufacturing facilities. Such a finding could have a materially adverse impact on the Company's results of operations.

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

     The Company has in place an internal review team that has been and is continuing to address the Year 2000 issues that encompass operating and administrative areas of the Company. In addition, the Company has engaged professional consultants to assist Company personnel to identify significant Year 2000 issues in a timely manner. Also, executive management and the Board of Directors regularly monitor the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and the use of computer applications in the Company's manufacturing processes.

     For its information technology, the Company currently utilizes a mid-range, non-mainframe based computing environment which is complemented by a series of local-area networks ("LANs") that are connected via a wide-area network ("WAN"). Substantially all operating systems related to the mid-range systems, LANs and WAN have been updated to comply with Year 2000 requirements. In addition, upgraded and modified versions of the Company's financial, manufacturing, human resource and other packaged software applications which are Year 2000-ready are in the process of being integrated into the Company's overall system. The Company presently expects that this integration will be substantially completed in the next few months.

     The Company utilizes non-mainframe computers and software in its various production processes throughout the world. In several locations, it has retained outside consultants to assist it in identifying potential Year 2000 issues in those processes, and evaluating the readiness of the computer systems used in those processes. General findings to date have identified minimal changes that need to be made to these systems. Problems generally relate to old personal computers or memory chips, which are being replaced.

     Although there can be no assurance that the Company will identify and correct every Year 2000 issue found in the computer applications used in its production processes, the Company believes that it has in place a comprehensive program to identify and correct any such issues, and expects to have the remediation of its production systems substantially completed in early 1999. At the present time, the Company does not believe that it requires a contingency plan with respect to its information technology and production processes, and has therefore not developed one.

     The Company is also reviewing its building and utility systems (heat, light, phones, etc.) for Year 2000 impact. Many of these systems are Year 2000-ready. While the Company is working diligently with all of its utility suppliers and has no reason to expect that they will not meet their required Year 2000 compliance targets, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a disruption of one or more of the Company's plants, which could impact the Company's ability to meet its obligations to supply products to its customers.

     The Company has also commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of its significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to them. The Company has been working with its key suppliers, including its steel suppliers, to ensure that it will receive key components without disruption. This program will be ongoing and the Company's efforts with respect to specific issues identified will depend in part upon its assessment of the risk that any such issues may have a materially adverse impact on its operations.

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

     As a key supplier in the auto industry, the Company takes an active role in many industry-sponsored organizations, including the Automotive Industry Action Group ("AIAG"). The AIAG has been proactive in working with OEMs and suppliers to ensure that the industry as a whole addresses the Year 2000 problem. Tools to assist in achieving compliance include standardized questionnaires, regular meetings of members and follow-up by AIAG personnel regarding answers to questionnaires, etc. The Company continues to work with such industry groups to ensure compliance.

     The information presented above sets forth the key steps the Company is taking to address the Year 2000 issue. The cost of Year 2000 compliance for the Company, expected to approximate $11 - $15 million, including: replacement costs of $6 - $8 million which are normal and recurring; upgrades of $2 - $3 million which are normal and recurring; repair/programming costs of $2 - $3 million; and other costs of $1 million, are not material to the Company's consolidated results of operations, financial position or cash flow. The majority of the replacement and upgrade costs would have been incurred by the Company over time as part of its regular information system replacement process.

FORWARD-LOOKING STATEMENTS

     This discussion and other sections of this annual report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ significantly from the results discussed in such forward-looking statements. Readers should consider that various factors may affect the Company's ability to attain the projected performance, including: conditions within the markets in which the Company competes, the cyclical nature of the automobile industry in general, changes in the costs of raw materials, labor relations of the Company and certain of its customers, the ability to supply new and existing products on a timely, cost-effective basis, financial results of the Company's equity investments and general economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  of MascoTech, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of MascoTech, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in the footnotes to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

PRICEWATERHOUSECOOPERS, LLP

Detroit, Michigan
February 19, 1999

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                     1998              1997
                                                                --------------    --------------
Current assets:
  Cash and cash investments.................................    $   29,390,000    $   41,110,000
  Marketable securities.....................................          --              45,970,000
  Receivables...............................................       223,340,000       125,930,000
  Inventories...............................................       198,350,000        73,860,000
  Deferred and refundable income taxes......................        26,590,000        36,270,000
  Prepaid expenses and other assets.........................        23,710,000        13,310,000
                                                                --------------    --------------
       Total current assets.................................       501,380,000       336,450,000
Equity and other investments in affiliates..................        93,560,000       263,300,000
Property and equipment, net.................................       678,130,000       417,030,000
Excess of cost over net assets of acquired companies........       764,220,000        65,610,000
Notes receivable and other assets...........................        53,250,000        62,290,000
                                                                --------------    --------------
       Total assets.........................................    $2,090,540,000    $1,144,680,000
                                                                ==============    ==============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  114,830,000    $   70,120,000
  Accrued liabilities.......................................       135,230,000       114,650,000
                                                                --------------    --------------
       Total current liabilities............................       250,060,000       184,770,000
Convertible subordinated debentures.........................       310,000,000       310,000,000
Other long-term debt........................................     1,078,240,000       282,000,000
Deferred income taxes.......................................        88,140,000       114,650,000
Other long-term liabilities.................................       110,220,000        42,600,000
                                                                --------------    --------------
       Total liabilities....................................     1,836,660,000       934,020,000
                                                                --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par:
     Authorized: 25 million; Outstanding: None..............          --                --
  Common stock, $1 par:
     Authorized: 250 million; Outstanding: 45.8 million and
       47.3 million.........................................        45,780,000        47,250,000
  Paid-in capital...........................................        16,820,000        41,060,000
  Retained earnings.........................................       245,860,000       157,790,000
  Accumulated other comprehensive loss......................        (7,460,000)       (2,560,000)
  Less: Restricted stock awards.............................       (47,120,000)      (32,880,000)
                                                                --------------    --------------
       Total shareholders' equity...........................       253,880,000       210,660,000
                                                                --------------    --------------
       Total liabilities and shareholders' equity...........    $2,090,540,000    $1,144,680,000
                                                                ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998              1997              1996
                                                 ---------------    -------------    ---------------
Net sales.....................................   $ 1,635,500,000    $ 922,130,000    $ 1,281,220,000
Cost of sales.................................    (1,208,930,000)    (735,470,000)    (1,048,110,000)
                                                 ---------------    -------------    ---------------
     Gross profit.............................       426,570,000      186,660,000        233,110,000
Selling, general and administrative
  expenses....................................      (204,180,000)     (89,930,000)      (132,260,000)
Gains (charge) on disposition of businesses,
  net.........................................       (15,580,000)       4,980,000        (31,520,000)
                                                 ---------------    -------------    ---------------
     Operating profit.........................       206,810,000      101,710,000         69,330,000
                                                 ---------------    -------------    ---------------
Other income (expense), net:
  Interest expense, Masco Corporation.........         --              (7,500,000)         --
  Other interest expense......................       (81,500,000)     (29,030,000)       (29,970,000)
  Equity and other income from affiliates.....        10,150,000       43,360,000         40,460,000
  Gain from disposition of an equity
     affiliate................................         --              46,160,000          --
  Gains from changes in investments in equity
     affiliates...............................         --              18,190,000          --
  Deferred gain recognized from disposition of
     business.................................         7,000,000         --                --
  Other, net..................................         2,060,000       17,400,000         (2,600,000)
                                                 ---------------    -------------    ---------------
                                                     (62,290,000)      88,580,000          7,890,000
                                                 ---------------    -------------    ---------------
     Income before income taxes and cumulative
       effect of accounting change, net.......       144,520,000      190,290,000         77,220,000
Income taxes..................................        47,050,000       75,050,000         37,300,000
                                                 ---------------    -------------    ---------------
     Income before cumulative effect of
       accounting change, net.................        97,470,000      115,240,000         39,920,000
Cumulative effect of accounting change (net of
  income taxes)...............................         --                --               11,700,000
                                                 ---------------    -------------    ---------------
     Net income...............................   $    97,470,000    $ 115,240,000    $    51,620,000
                                                 ===============    =============    ===============
Preferred stock dividends.....................         --           $   6,240,000    $    12,960,000
                                                 ===============    =============    ===============
     Earnings attributable to common stock....   $    97,470,000    $ 109,000,000    $    38,660,000
                                                 ===============    =============    ===============

                                                  BASIC    DILUTED      BASIC    DILUTED      BASIC      DILUTED
                                                  -----    -------      -----    -------      -----      -------
Earnings per common share:
     Income before cumulative effect of
       accounting change, net..................   $2.23     $1.83       $2.70     $2.12       $ .54       $ .50
     Cumulative effect of accounting change,
       net.....................................    --        --          --        --           .23         .22
                                                  -----     -----       -----     -----       -----       -----
     Earnings attributable to common stock.....   $2.23     $1.83       $2.70     $2.12       $ .77       $ .72
                                                  =====     =====       =====     =====       =====       =====

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          1998             1997            1996
                                                     --------------    ------------    -------------
CASH FROM (USED FOR):
  OPERATING ACTIVITIES:
     Net income..................................    $   97,470,000    $115,240,000    $  51,620,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       (Gains) charge on disposition of
          businesses, net........................        15,580,000      (4,980,000)      31,520,000
       Gains from disposition or other changes in
          investments in equity affiliates.......        (7,000,000)    (64,350,000)        --
       Depreciation and amortization.............        83,640,000      43,460,000       44,470,000
       Equity earnings, net of dividends.........        (6,080,000)    (27,180,000)     (31,650,000)
       Deferred income taxes.....................          (110,000)     17,520,000        8,640,000
       Decrease (increase) in marketable
          securities, net........................        45,970,000      (8,210,000)     (24,890,000)
       (Increase) decrease in receivables........        (6,700,000)      2,670,000       10,200,000
       (Increase) decrease in inventories........       (19,640,000)      1,950,000       19,190,000
       Decrease (increase) in prepaid expenses
          and other current assets...............         1,240,000      (1,280,000)      38,650,000
       (Decrease) increase in accounts payable
          and accrued liabilities................        (6,060,000)     11,140,000        9,320,000
       Other, net................................         2,290,000      (7,480,000)     (28,060,000)
                                                     --------------    ------------    -------------
            Net cash from operating activities...       200,600,000      78,500,000      129,010,000
                                                     --------------    ------------    -------------
  FINANCING ACTIVITIES:
     Increase in debt............................     1,162,670,000       7,080,000        5,220,000
     Payment of debt.............................      (410,660,000)    (16,590,000)    (114,900,000)
     Payment of note due to Masco Corporation....          --           (45,580,000)        --
     Retirement of preferred stock...............          --            (8,360,000)        --
     Retirement of Company Common Stock..........       (63,550,000)     (6,610,000)     (14,040,000)
     Repurchase of Company Common Stock and
       warrants from Masco Corporation for
       cash......................................          --               --          (116,000,000)
     Payment of dividends........................       (12,240,000)    (15,900,000)     (22,940,000)
     Other, net..................................       (13,480,000)     (9,070,000)      (8,610,000)
                                                     --------------    ------------    -------------
            Net cash from (used for) financing
               activities........................       662,740,000     (95,030,000)    (271,270,000)
                                                     --------------    ------------    -------------
  INVESTING ACTIVITIES:
     Cash received from sale of businesses.......        25,020,000      76,560,000      223,720,000
     Acquisition of businesses, net of cash
       acquired..................................      (879,370,000)    (11,100,000)     (47,200,000)
     Capital expenditures........................      (106,300,000)    (54,780,000)     (42,390,000)
     Receipt of cash from notes receivable.......         4,880,000      17,330,000        9,300,000
     Proceeds from redemptions of debt by
       affiliates................................        80,500,000         --              --
     Other, net..................................           210,000      10,230,000        1,850,000
                                                     --------------    ------------    -------------
            Net cash from (used for) investing
               activities........................      (875,060,000)     38,240,000      145,280,000
                                                     --------------    ------------    -------------
CASH AND CASH INVESTMENTS:
     Increase (decrease) for the year............       (11,720,000)     21,710,000        3,020,000
     At January 1................................        41,110,000      19,400,000       16,380,000
                                                     --------------    ------------    -------------
            At December 31.......................    $   29,390,000    $ 41,110,000    $  19,400,000
                                                     ==============    ============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                                   (IN THOUSANDS)
                                                                               OTHER COMPREHENSIVE
                                                                                     INCOME
                                                                             -----------------------
                                                                               FOREIGN
                                                                              CURRENCY      MINIMUM    RESTRICTED       TOTAL
                               PREFERRED    COMMON     PAID-IN    RETAINED   TRANSLATION    PENSION      STOCK      SHAREHOLDERS'
                                 STOCK      STOCK      CAPITAL    EARNINGS    AND OTHER    LIABILITY     AWARDS        EQUITY
                               ---------   --------   ---------   --------   -----------   ---------   ----------   -------------
Balances, January 1, 1996....  $ 10,800    $ 55,520   $ 307,910   $ 32,380     $ 8,570     $  --        $(17,050)     $ 398,130
  Comprehensive income:
    Net income...............                                       51,620                                               51,620
    Foreign currency
      translation............                                                   (5,080)                                  (5,080)
    Unrealized gain/(loss) on
      securities (net of tax,
      $3,040)................                                                    4,560                                    4,560
                                                                                                                      ---------
  Total comprehensive
    income...................                                                                                            51,100
  Preferred stock
    dividends................                                      (12,960)                                             (12,960)
  Common stock dividends.....                                       (9,980)                                              (9,980)
  Retirement of common stock
    and warrants.............               (18,720)   (263,600)                                                       (282,320)
  Exercise of stock
    options..................                   450       3,490                                                           3,940
  Restricted stock awards,
    net of amortization......                                                                             (9,090)        (9,090)
                               --------    --------   ---------   --------     -------     --------     --------      ---------
Balances, December 31,
  1996.......................    10,800      37,250      47,800     61,060       8,050        --         (26,140)       138,820
  Comprehensive income:
    Net income...............                                      115,240                                              115,240
    Foreign currency
      translation............                                                   (9,220)                                  (9,220)
    Unrealized gain/(loss) on
      securities (net of tax
      benefit, $(920)).......                                                   (1,390)                                  (1,390)
                                                                                                                      ---------
  Total comprehensive
    income...................                                                                                           104,630
  Preferred stock
    dividends................                   150       2,850     (6,240)                                              (3,240)
  Common stock dividends.....                                      (12,270)                                             (12,270)
  Retirement of common
    stock....................                  (330)     (6,280)                                                         (6,610)
  Retirement of preferred
    stock....................      (450)                 (7,910)                                                         (8,360)
  Conversion of outstanding
    preferred stock..........   (10,350)      9,750         600                                                         --
  Exercise of stock
    options..................                   430       4,000                                                           4,430
  Restricted stock awards,
    net of amortization......                                                                             (6,740)        (6,740)
                               --------    --------   ---------   --------     -------     --------     --------      ---------
Balances, December 31,
  1997.......................     --         47,250      41,060    157,790      (2,560)       --         (32,880)       210,660
  Comprehensive income:
    Net income...............                                       97,470                                               97,470
    Foreign currency
      translation............                                                    6,410                                    6,410
    Minimum pension liability
      (net of tax benefit,
      $(6,700))..............                                                               (10,700)                    (10,700)
    Unrealized gain/(loss) on
      securities (net of tax
      benefit, $(420)).......                                                     (610)                                    (610)
                                                                                                                      ---------
  Total comprehensive
    income...................                                                                                            92,570
  Common stock dividends.....                                       (9,400)                                              (9,400)
  Retirement of common
    stock....................                (3,640)    (60,170)                                                        (63,810)
  Exercise of stock
    options..................                 1,160      14,750                                                          15,910
  Restricted stock awards,
    net of amortization......                                                                            (14,240)       (14,240)
  Common stock issued for
    acquisition of business..                 1,010      21,180                                                          22,190
                               --------    --------   ---------   --------     -------     --------     --------      ---------
Balances, December 31,
  1998.......................     --       $ 45,780   $  16,820   $245,860     $ 3,240     $(10,700)    $(47,120)     $ 253,880
                               ========    ========   =========   ========     =======     ========     ========      =========

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

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1998 owned approximately 17 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, aggregated approximately $8.7 million in 1998, $5.5 million in 1997 and $7.1 million in 1996.

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

     Marketable Securities and Derivative Financial Instruments. The Company's marketable equity securities holdings are categorized as trading and, as a result, are stated at fair value. Changes in the fair value of trading securities are recognized in earnings. The Company may enter into S&P futures contracts which are held for purposes other than trading and are carried at market value. Changes in market value of outstanding futures contracts are recognized in earnings. The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as an adjustment to interest expense.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $3.4 million and $1.2 million at December 31, 1998 and 1997, respectively.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of

                                MASCOTECH, INC.

acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies not held for disposition at December 31, 1998.

     At December 31, 1998 and 1997, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $56.4 million and $33.2 million, respectively. Amortization expense was $31.8 million, $9.3 million and $8.5 million in 1998, 1997 and 1996, respectively.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. A provision has not been made at December 31, 1998 for U.S. or additional foreign withholding taxes on approximately $90 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     New Accounting Pronouncements and Reclassifications. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components. The Company displays comprehensive income in the Statement of Shareholders' Equity and has reclassified all prior periods as required.

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see "Segment Information" note).

     Effective December 31, 1998, the Company adopted SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

     Prior periods have been reclassified to conform to these and other presentations adopted in calendar year 1998.

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

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

                                MASCOTECH, INC.

     The American Institute of Certified Public Accountants' Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," became effective on January 1, 1999 and will not have a material impact on the Company's financial statements.

EARNINGS PER SHARE:

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                                      (IN THOUSANDS EXCEPT
                                                                       PER SHARE AMOUNTS)
                                                                  1998        1997        1996
                                                                --------    --------    --------
Weighted average number of shares outstanding...............      43,630      40,300      50,190
                                                                ========    ========    ========
Income before cumulative effect of accounting change, net...    $ 97,470    $115,240    $ 39,920
Less: Preferred stock dividends.............................       --         (6,240)    (12,960)
                                                                --------    --------    --------
       Earnings used for basic earnings per share
          computation.......................................    $ 97,470    $109,000    $ 26,960
                                                                ========    ========    ========
Basic earnings per share before cumulative effect of
  accounting change, net....................................       $2.23       $2.70        $.54
                                                                ========    ========    ========
Total shares used for basic earnings per share
  computation...............................................      43,630      40,300      50,190
Dilutive securities:
  Stock options and warrants................................       1,060       1,250       1,430
  Assumed conversion of preferred stock at January 1,
     1997...................................................       --          5,210       --
  Convertible debentures....................................      10,000      10,000       --
  Contingently issuable shares..............................       3,830       2,160       2,170
                                                                --------    --------    --------
       Total shares used for diluted earnings per share
          computation.......................................      58,520      58,920      53,790
                                                                ========    ========    ========
Earnings used for basic earnings per share computation......    $ 97,470    $109,000    $ 26,960
Add back of preferred stock dividends.......................       --          6,240       --
Add back of debenture interest..............................       9,530       9,530       --
                                                                --------    --------    --------
       Earnings used for diluted earnings per share
          computation.......................................    $107,000    $124,770    $ 26,960
                                                                ========    ========    ========
Diluted earnings per share before cumulative effect of
  accounting change, net....................................       $1.83       $2.12        $.50
                                                                ========    ========    ========

     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's preferred stock and convertible debentures did not have a dilutive effect on earnings per share in 1996.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1998, the issuance of $22 million of Company Common Stock in partial exchange for the assets of an acquired company; the acquisition of TriMas for cash and the assumption of liabilities of approximately $179 million; in 1997, the conversion of the Company's outstanding shares of Dividend Enhanced Convertible Preferred Stock for approximately ten million shares of Company Common Stock (see "Shareholders' Equity" note); the exchange of approximately 9.9 million shares of the outstanding common stock of Emco Limited ("Emco") with a value of approximately $106 million, in addition to the cash payment of approximately $46 million, in payment of a promissory note due to Masco Corporation; and in 1996, in addition to cash received, approximately $25 million comprised of both common stock and warrants, as consideration from the sale of MascoTech Stamping Technologies, Inc.; in addition to the cash payment by the Company of $121 million, notes approximating $159 million were

                                MASCOTECH, INC.

issued for the purchase of 18 million shares of the Company's Common Stock and warrants to purchase ten million shares of the Company's Common Stock (see "Shareholders' Equity" note).

     Income taxes paid (refunded) were $38 million, $44 million and $(12) million in 1998, 1997 and 1996, respectively. Interest paid was $79 million, $39 million and $30 million in 1998, 1997 and 1996, respectively.

ACQUISITIONS:

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The Company previously owned 37 percent of TriMas.

     The results for 1998 reflect TriMas sales and operating results from the date of acquisition. The acquisition has been accounted for as a purchase and the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $680 million is being amortized over 40 years.

     The following unaudited pro forma results of operations reflect this transaction as if it had occurred on January 1, 1997. The unaudited pro forma data does not purport to be indicative of the results which would actually have been reported if the transaction had occurred on such date (in thousands except per share amounts).

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31
                                                          ------------------------
                                                             1998          1997
                                                          ----------    ----------
Net sales.............................................    $1,671,500    $1,590,040
                                                          ==========    ==========
Net income............................................    $   97,100    $  115,260
                                                          ==========    ==========
Diluted earnings per common share.....................         $1.83         $2.12
                                                          ==========    ==========

     In transactions accounted for as purchases, the Company acquired additional businesses in 1998 for an aggregate purchase price of approximately $77 million. These businesses have annual sales of approximately $60 million and their results of operations have been included in the consolidated financial statements from the dates of acquisition.

DISPOSITIONS OF BUSINESSES:

     In May 1996, the Company sold MascoTech Stamping Technologies, Inc. ("MSTI"), a wholly owned subsidiary, to Tower Automotive, Inc. ("Tower") resulting in an after-tax loss of approximately $26 million ($.49 per common share). The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. In addition, the Company received approximately $30 million of contingent consideration ($5 million in 1997 and $25 million in 1998) based on the subsequent operating performance of the businesses sold. This gain, which is non-taxable, is included in the caption "gains (charge) on disposition of businesses, net" in the consolidated statement of income.

     On January 3, 1997, the Company sold its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International which were acquired by the Company in November 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, $30 million of subordinated debentures, $18 million of preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. valued at $2 million. In January 1998, the Company received $48 million of cash from MSX International, Inc. in payment of the subordinated debentures and other amounts due MascoTech, resulting in a realized gain in the

                                MASCOTECH, INC.

first quarter 1998 of $7 million. The remaining deferred gain of approximately $20 million will be recognized upon the liquidation of the common and preferred stock holdings for cash. The Company did not reflect any revenues or expenses in the consolidated statement of income related to APX International from the date of acquisition through January 3, 1997 as control was deemed to be temporary.

     In the second quarter of 1998, the Company recorded a non-cash charge aggregating approximately $41 million pre-tax (approximately $22 million after-tax) to reflect the write-down of certain long-lived assets principally related to the plan to dispose of certain businesses and to accrue exit costs of approximately $8 million, of which approximately $7 million relates to severance. The disposition of these businesses is expected to occur in 1999 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its remaining businesses. The expected proceeds from the sale of the businesses to be disposed was estimated by the Company's management based on a variety of factors including: historical and projected operating performance, competitive market position, perceived strategic value to potential acquirors, tangible asset values and other relevant factors. In addition, management's estimate of the expected proceeds included input from independent parties familiar with business valuations of this nature.

     The dispositions of these businesses do not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. These businesses had annual sales of $115 million, $130 million and $517 million in 1998, 1997 and 1996, respectively, and operating profit of $12 million, $16 million and $19 million in 1998, 1997 and 1996, respectively.

     Future periods will include the operating results of the businesses to be sold and any additional costs to be incurred in connection with the sale of the remaining businesses which cannot be accrued at December 31, 1998, as well as the result of differences between estimated and actual proceeds. In addition, management expects that certain of the businesses to be disposed may be sold for gains; such gains will be recognized when realized.

INVENTORIES:

                                                                   (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Finished goods............................................    $ 87,810    $22,160
Work in process...........................................      47,960     22,990
Raw material..............................................      62,580     28,710
                                                              --------    -------
                                                              $198,350    $73,860
                                                              ========    =======

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist of the following common stock interests in publicly traded affiliates:

                                                                   AT DECEMBER 31
                                                                --------------------
                                                                1998    1997    1996
                                                                ----    ----    ----
TriMas Corporation..........................................    --      37%     41%
Emco Limited................................................    --      --      43%
Titan International, Inc. ..................................    16%     15%     12%
Delco Remy International, Inc. (voting).....................    17%     18%     26%

                                MASCOTECH, INC.

     Titan International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets. Delco Remy International, Inc. ("DRI") is a manufacturer of automotive electronic motors and other components. The above companies are accounted for under the equity method.

     The carrying amount of investments in affiliates at December 31, 1998 and 1997 and quoted market values at December 31, 1998 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                       (IN THOUSANDS)
                                                       1998
                                                      QUOTED       1998        1997
                                                      MARKET     CARRYING    CARRYING
                                                       VALUE      AMOUNT      AMOUNT
                                                      -------    --------    --------
Common stock:
  TriMas Corporation..............................    $ --       $ --        $137,740
  Titan International, Inc........................     31,500     46,900       44,080
  Delco Remy International, Inc...................     29,690     10,920        9,320
                                                      -------    -------     --------
Investments in publicly traded affiliates (common
  stock holdings).................................     61,190     57,820      191,140
MSX International, Inc. debt......................      --         --          47,500
Other non-public affiliates.......................      --        35,740       24,660
                                                      -------    -------     --------
Total.............................................    $61,190    $93,560     $263,300
                                                      =======    =======     ========

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

     In September 1997, the Company exercised its option and exchanged its equity holdings in Emco, with a value approximating $106 million, and approximately $46 million in cash to satisfy the indebtedness to Masco Corporation incurred in 1996 in connection with the Company's purchase and retirement of certain of its securities held by Masco Corporation. This transaction resulted in a pre-tax gain of approximately $46 million. In addition, the Company had an investment in Emco subordinated notes which were classified as available-for-sale and, as a result, were included in other assets at fair value at December 31, 1997. The notes were subsequently redeemed in 1998.

     In December 1997, DRI completed an initial public offering reducing the Company's common equity ownership interest in DRI to approximately 12 percent on a diluted basis. As a result of the change in the Company's common equity ownership interest in DRI, the Company recognized a pre-tax gain of approximately $5 million.

     In addition to its equity investments in publicly traded affiliates, the Company has equity and other investment interests in privately held automotive related companies, including the Company's common equity ownership in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components, and MSX International, Inc., a provider of technology-based business services and product development services.

     Equity in undistributed earnings of affiliates of $6 million at December 31, 1998, $68 million at December 31, 1997 and $57 million at December 31, 1996 are included in consolidated retained earnings.

                                MASCOTECH, INC.

     Approximate combined condensed financial data of the Company's equity affiliates (including TriMas through the date of acquisition in early 1998 and Emco through the date of disposition September 30, 1997) accounted for under the equity method are as follows:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1998         1997
                                                            --------    ----------
Current assets..........................................    $948,370    $1,117,940
Current liabilities.....................................    (451,200)     (520,900)
                                                            --------    ----------
  Working capital.......................................     497,170       597,040
Property and equipment, net.............................     473,460       612,060
Excess of cost over net assets of acquired companies....     112,640       371,190
Other assets............................................     236,420       145,000
Long-term debt..........................................    (846,330)     (702,390)
Deferred income taxes and other long-term liabilities...     (52,030)      (82,610)
                                                            --------    ----------
  Shareholders' equity..................................    $421,330    $  940,290
                                                            ========    ==========

                                                                       (IN THOUSANDS)
                                                  FOR THE YEARS ENDED DECEMBER 31
                                               --------------------------------------
                                                  1998          1997          1996
                                               ----------    ----------    ----------
Net sales..................................    $2,764,860    $3,484,540    $2,959,980
                                               ==========    ==========    ==========
Operating profit...........................    $  125,730    $  264,590    $  269,440
                                               ==========    ==========    ==========
Earnings attributable to common stock......    $   32,480    $  108,230    $  128,820
                                               ==========    ==========    ==========

     Equity and other income from affiliates consists of the following:

                                                                         (IN THOUSANDS)
                                                       FOR THE YEARS ENDED DECEMBER 31
                                                       --------------------------------
                                                         1998        1997        1996
                                                       --------    --------    --------
The Company's equity in affiliates' earnings
  available for common shareholders................    $ 7,340     $31,330     $35,190
Interest and dividend income.......................      2,810      12,030       5,270
                                                       -------     -------     -------
Equity and other income from affiliates............    $10,150     $43,360     $40,460
                                                       =======     =======     =======

PROPERTY AND EQUIPMENT, NET:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1998          1997
                                                            --------      --------
Cost:
  Land and land improvements............................    $ 33,160      $ 19,820
  Buildings.............................................     179,870       116,270
  Machinery and equipment...............................     777,710       545,590
                                                            --------      --------
                                                             990,740       681,680
Less: Accumulated depreciation..........................     312,610       264,650
                                                            --------      --------
                                                            $678,130      $417,030
                                                            ========      ========

     Depreciation expense totalled $52 million, $34 million and $37 million in 1998, 1997 and 1996, respectively.

                                MASCOTECH, INC.

ACCRUED LIABILITIES:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1998          1997
                                                            --------      --------
Salaries, wages and commissions.........................    $ 16,550      $  9,160
Vacation, holiday and bonus.............................      19,420         8,530
Income taxes............................................       8,790         7,760
Interest................................................       4,300         1,740
Insurance...............................................      22,470        24,740
Property, payroll and other taxes.......................       5,490         3,340
Pension.................................................      13,600         6,900
Other...................................................      44,610        52,480
                                                            --------      --------
                                                            $135,230      $114,650
                                                            ========      ========

LONG-TERM DEBT:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                               1998         1997
                                                            ----------    --------
4 1/2% Convertible Subordinated Debentures, due 2003 and
  convertible into Company Common Stock at $31 per
  share.................................................    $  310,000    $310,000
Bank revolving credit agreement.........................       500,000     245,000
Bank term loan..........................................       475,000       --
Other...................................................       108,060      39,880
                                                            ----------    --------
                                                             1,393,060     594,880
Less: Current portion of long-term debt.................         4,820       2,880
                                                            ----------    --------
Long-term debt..........................................    $1,388,240    $592,000
                                                            ==========    ========

     In connection with the TriMas acquisition in early 1998 (see "Acquisitions" note), the Company entered into a new $1.3 billion credit facility. This facility includes a $500 million term loan with remaining principal payments as follows: 1999 -- $40 million; 2000 -- $60 million; 2001 -- $75 million;
2002 -- $190 million; and 2003 -- $110 million. The credit facility also includes an $800 million revolver which terminates in 2003. The Company has the ability and intent to refinance amounts due in 1999 on a long-term basis utilizing the revolver.

     Other debt at December 31, 1998 principally consists of borrowings denominated in foreign currencies under the revolving credit agreement by the Company's subsidiaries. At December 31, 1998, there was $233 million unused under the revolving credit agreement.

     The interest rates applicable to the revolver and term loan are principally at alternative floating rates which approximated 6.3 percent at December 31, 1998. Interest rate swaps covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately seven percent including the current borrowing spread under the Company's revolving credit agreement. These swap agreements expire at various dates between 2000 and 2007.

     The credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus taxes and scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of

                                MASCOTECH, INC.

these provisions, approximately $39 million would have been available at December 31, 1998 for the payment of cash dividends and the acquisition of Company capital stock. The facility is collateralized by a pledge of the stock of TriMas.

     The maturities of debt as at December 31, 1998 during the next five years are as follows (in millions): 1999 -- $45; 2000 -- $67; 2001 -- $79;
2002 -- $194; and 2003 -- $923.

SHAREHOLDERS' EQUITY:

     On June 27, 1997, the Company completed the conversion of all remaining issued and outstanding shares of its Dividend Enhanced Convertible Preferred Stock (DECS). Holders of DECS received in exchange for each share of DECS .955 of a share of the Company's Common Stock, par value $1.00 per share, resulting in the issuance of approximately 10 million shares of Company Common Stock.

     On October 31, 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock, for cash and notes approximating $266 million. As part of this 1996 transaction, Richard A. Manoogian, Chairman of both Masco Corporation and MascoTech, also sold to MascoTech one million shares of MascoTech common stock (at the then current market price) for approximately $13.6 million. In addition, as part of this transaction, Masco Corporation's agreement to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures was extended through 2002. Masco Corporation also agreed that MascoTech will have the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares.

     The Company repurchased and retired approximately 3.6 million shares of its common stock in 1998, approximately .3 million shares of its common stock and approximately .5 million shares of its preferred stock in 1997, and approximately one million shares of its common stock in 1996, pursuant to Board of Directors' authorized repurchase programs. At December 31, 1998, the Company may repurchase approximately 4.6 million additional shares of Company Common Stock pursuant to repurchase authorization.

     On the basis of amounts paid (declared), cash dividends per common share were $.26 ($.20) in 1998, $.22 ($.28) in 1997 and $.18 ($.18) in 1996.

STOCK OPTIONS AND AWARDS:

     The Company's Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1998, outstanding stock-based incentives are in the form of restricted long-term stock awards and stock options.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 908,000, 565,000 and 480,000 shares of Company Common Stock during 1998, 1997 and 1996, respectively, to key employees of the Company and affiliated companies. The weighted average fair value per share of long-term stock awards granted during 1998, 1997 and 1996 on the date of grant was $19, $19 and $14, respectively. Compensation expense for the vesting of long-term stock awards was approximately $5.2 million, $4.7 million and $2.3 million in 1998, 1997 and 1996, respectively. The unamortized value of unvested stock awards, aggregating approximately $47 million at December 31, 1998, are generally amortized over ten-year vesting periods and are recorded in the financial statements as a deduction from shareholders' equity.

     Fixed stock options are granted to key employees of the Company and affiliated companies and have a maximum term of ten years. The exercise price of each fixed option equals the market price of Company Common Stock on the date of grant. These options either vest no later than ten years after grant or in installments beginning in the third year and extending through the eighth year after grant.

                                MASCOTECH, INC.

     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1998 is presented below.

                                                                       (SHARES IN THOUSANDS)
                                                                 1998       1997       1996
                                                                ------      -----      -----
Option shares outstanding, January 1........................     3,770      4,290      3,440
  Weighted average exercise price...........................       $10        $10        $ 8

Option shares granted.......................................     1,480         80      1,370
  Weighted average exercise price...........................       $19        $20        $15

Option shares exercised.....................................    (1,160)      (500)      (450)
  Weighted average exercise price...........................       $10        $ 8        $ 7

Option shares canceled......................................      (140)      (100)       (70)
  Weighted average exercise price...........................       $15        $16        $ 5

Option shares outstanding, December 31......................     3,950      3,770      4,290
  Weighted average exercise price...........................       $14        $10        $10
  Weighted average remaining option term (in years).........       6.6        4.7        5.3

Option shares exercisable, December 31......................       750      1,430      1,710
  Weighted average exercise price...........................       $ 9        $ 9        $ 9

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                  (SHARES IN THOUSANDS)
                      NUMBER                                               NUMBER
    RANGE OF        OUTSTANDING   WEIGHTED AVERAGE   WEIGHTED AVERAGE    EXERCISABLE   WEIGHTED AVERAGE
 EXERCISE PRICES    AT 12/31/98    REMAINING LIFE     EXERCISE PRICE     AT 12/31/98    EXERCISE PRICE
-----------------   -----------   ----------------   -----------------   -----------   ----------------
$4.50 -- $14           1,200            2.6               $ 5.46             455            $ 5.33
$14 -- $18             1,226            7.6               $14.54             250            $14.56
$18 -- $25.125         1,524            8.9               $19.20              45            $22.10
                       -----                                                 ---
Total Outstanding      3,950                         Total Exercisable       750
                       =====                                                 ===

     At December 31, 1998, options have been granted and are outstanding with exercise prices ranging from $4.50 to $25.125 per share, the fair market values at the dates of grant.

     At December 31, 1998, 1997 and 1996, a combined total of 3,820,000, 5,223,000 and 4,656,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of income. The weighted average fair value on the date of grant of options granted was $6.30, $7.70 and $6.20 in 1998, 1997 and 1996, respectively. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings per share would have been a reduction of approximately $.04, $.02 and $.01 in 1998, 1997 and 1996, respectively.

                                MASCOTECH, INC.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                             1998      1997      1996
                                                             ----      ----      ----
Risk-free interest rate..................................     5.5%      6.5%      6.5%
Dividend yield...........................................     1.3%      1.4%      1.1%
Volatility factor........................................    28.8%     35.0%     39.0%
Expected option life (in years)..........................     5.5       5.5       5.5

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under these plans were $15 million in 1998, $9 million in 1997 and $11 million in 1996.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1998:

                                                                      (IN THOUSANDS)
                                                        1998       1997       1996
                                                      --------    -------    -------
Service cost......................................    $  6,470    $ 3,480    $ 5,230
Interest cost.....................................      11,380      6,650      6,490
Expected return on assets.........................     (11,430)    (6,600)    (5,940)
Amortization of transition asset..................        (170)      (120)      (120)
Amortization of prior-service cost................         750        690        640
Amortization of net loss..........................         670        410        710
                                                      --------    -------    -------
Net periodic pension cost.........................    $  7,670    $ 4,510    $ 7,010
                                                      ========    =======    =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                         1998      1997      1996
                                                        ------    ------    ------
Discount rate for obligations.......................     6.75%     7.25%     7.50%
Rate of increase in compensation levels.............     5.00%     5.00%     5.00%
Expected long-term rate of return on plan assets....    11.00%    11.00%    11.00%

                                MASCOTECH, INC.

     The following provides a reconciliation of the changes in the defined-benefit pension plans' projected benefit obligations and fair value of assets for each of the two years ended December 31, 1998, and the funded status as of December 31, 1998 and 1997:

                                                                   (IN THOUSANDS)
                                                              1998         1997
                                                            ---------    --------
CHANGES IN PROJECTED BENEFIT OBLIGATIONS
Benefit obligations at January 1........................    $ (99,150)   $(89,620)
  Acquisitions..........................................      (63,720)      --
  Service cost..........................................       (5,900)     (3,180)
  Interest cost.........................................      (11,380)     (6,650)
  Plan amendments.......................................         (650)     (2,200)
  Actuarial loss........................................       (9,580)     (2,140)
  Benefit payments......................................        6,350       4,640
                                                            ---------    --------
Projected benefit obligations at December 31............    $(184,030)   $(99,150)
                                                            ---------    --------
CHANGES IN PLAN ASSETS
Fair value of plan assets at January 1..................    $  63,020    $ 59,710
  Actual return on plan assets..........................        1,890       3,100
  Acquisitions..........................................       46,420       --
  Contributions.........................................        6,430       5,210
  Benefit payments......................................       (6,350)     (4,640)
  Expenses/Other........................................         (650)       (360)
                                                            ---------    --------
Fair value of plan assets at December 31................    $ 110,760    $ 63,020
                                                            =========    ========
FUNDED STATUS
Plan assets less than projected benefits at December
  31....................................................    $ (73,270)   $(36,130)
  Unamortized transition asset..........................       (1,100)       (800)
  Unamortized prior-service cost........................        7,640       8,210
  Unamortized net loss..................................       36,600      21,340
                                                            ---------    --------
Net liability recognized at December 31.................    $ (30,130)   $ (7,380)
                                                            =========    ========

     The following provides the amounts related to the plans at December 31, 1998 and 1997:

                                                                   (IN THOUSANDS)
                                                               1998        1997
                                                             --------    --------
Accrued benefit liability................................    $(51,370)   $(24,960)
Intangible asset.........................................      10,540      10,620
Accumulated other comprehensive income...................      10,700       6,960
                                                             --------    --------
  Net liability recognized...............................    $(30,130)   $ (7,380)
                                                             ========    ========

                                MASCOTECH, INC.

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1998, 1997 and 1996:

                                                                      (IN THOUSANDS)
                                                           1998      1997      1996
                                                          ------    ------    ------
Service cost..........................................    $  300    $  300    $  400
Interest cost.........................................     1,200     1,400     1,600
Net amortization......................................      (100)      700       800
                                                          ------    ------    ------
Net periodic postretirement benefit cost..............    $1,400    $2,400    $2,800
                                                          ======    ======    ======

     The following provides a reconciliation of the changes in the postretirement benefit plans' benefit obligations for each of the two years ended December 31, 1998 and the status as of December 31, 1998 and 1997:

                                                                   (IN THOUSANDS)
                                                               1998        1997
                                                             --------    --------
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at January 1.........................    $(12,400)   $(20,000)
  Acquisitions...........................................      (4,400)      --
  Service cost...........................................        (300)       (300)
  Interest cost..........................................      (1,200)     (1,400)
  Employee contributions.................................        (100)       (100)
  Actuarial gain/(loss)..................................      (1,900)      8,100
  Benefit payments.......................................       1,200       1,300
  Curtailment............................................         200       --
                                                             --------    --------
Benefit obligations at December 31.......................    $(18,900)   $(12,400)
                                                             ========    ========
STATUS
Benefit obligations at December 31.......................    $(18,900)   $(12,400)
  Unamortized transition obligation......................       9,300      10,300
  Unrecognized prior-service cost........................         500         500
  Unrecognized net gain..................................      (6,200)     (9,000)
                                                             --------    --------
Net liability at December 31.............................    $(15,300)   $(10,600)
                                                             ========    ========

     The discount rate, as of December 31, 1998, used in determining the accumulated postretirement benefit obligation decreased from 7.25 percent in 1997 to 6.75 percent in 1998. The assumed health care cost trend rate in 1998 was 8.5 percent, decreasing to an ultimate rate in the year 2007 of five percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligations would increase by $1.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $.1 million. If the assumed medical cost trend rates were decreased by one percent, the accumulated postretirement benefit obligations would decrease by $1.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $.1 million.

                                MASCOTECH, INC.

SEGMENT INFORMATION:

     The Company has defined a segment as a component, with business activity resulting in revenue and expense, that has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company has five operating segments involving the manufacture and sale of the following:

        Specialty Metal Formed Products -- Precision products, principally engine and drivetrain components and subassemblies, generally produced using advanced metalworking technologies with significant proprietary content for the transportation industry.

        Towing Systems -- Vehicle hitches, jacks, winches, couplers and related towing accessories.

        Specialty Fasteners -- Cold formed fasteners and related metallurgical processing.

        Specialty Packaging and Sealing Products -- Industrial container closures, pressurized gas cylinders and metallic and nonmetallic gaskets.

        Specialty Industrial Products -- Specialty drills, cutters and specialized metal finishing services, and flame-retardant facings and jacketings and pressure-sensitive tapes.

     The Company purchased TriMas in January 1998 and the segment data for 1998 reflects TriMas as though the transaction had occurred on January 1, 1998, consistent with the Company's internal management reporting.

     Included in the Specialty Metal Formed Products segment are sales to one customer of $184 million, $156 million and $155 million in 1998, 1997 and 1996, respectively; sales to another customer, attributed mainly to the Specialty Metal Formed Products segment, of $140 million and $232 million in 1997 and 1996, respectively; sales to a third customer, attributed mainly to the Specialty Metal Formed Products segment, of $79 million and $146 million in 1997 and 1996, respectively; and sales to a fourth customer, attributed mainly to the Specialty Metal Formed Products segment, of $62 million and $122 million in 1997 and 1996, respectively. Specialty Metal Formal Products' operating profit for 1997 was reduced by $17 million of nonrecurring charges.

     The Company's export sales approximated $142 million, $71 million and $75 million in 1998, 1997 and 1996, respectively.

     Intersegment transactions represent principally transactions occurring in the ordinary course of business.

                                MASCOTECH, INC.

                                                                                                         (IN THOUSANDS)
                                                                    SPECIALTY
                              SPECIALTY                             PACKAGING    SPECIALTY     COMPANIES
                             METAL FORMED    TOWING    SPECIALTY   AND SEALING   INDUSTRIAL   SOLD OR HELD
                               PRODUCTS     SYSTEMS    FASTENERS    PRODUCTS      PRODUCTS      FOR SALE       TOTAL
                             ------------   --------   ---------   -----------   ----------   ------------   ----------
1998
----
Revenue from external
  customers................    $760,000     $238,000   $226,000     $223,000      $110,000      $115,000     $1,672,000
Intersegment revenue.......       5,000        6,000      3,000       --             1,000         3,000         18,000
Depreciation and
  amortization.............      34,000        9,000     10,000       11,000         5,000         6,000         75,000
Segment operating profit...     106,000       34,000     38,000       46,000        16,000        12,000        252,000
Segment net assets.........     494,000      281,000    328,000      423,000       140,000       102,000      1,768,000
Capital expenditures.......      63,000        8,000     14,000       16,000         4,000         3,000        108,000

1997
----
Revenue from external
  customers................     711,000        --        44,000       --            37,000       130,000        922,000
Intersegment revenue.......       9,000        --         1,000       --            --             2,000         12,000
Depreciation and
  amortization.............      29,000        --         1,000       --             2,000         6,000         38,000
Segment operating profit...      88,000        --         8,000       --             7,000        16,000        119,000
Segment net assets.........     444,000        --        17,000       --            18,000       109,000        588,000
Capital expenditures.......      46,000        --         1,000       --             2,000         5,000         54,000

1996
----
Revenue from external
  customers................     668,000        --        43,000       --            53,000       517,000      1,281,000
Intersegment revenue.......       9,000        --         3,000       --            --            --             12,000
Depreciation and
  amortization.............      26,000        --         1,000       --             2,000        15,000         44,000
Segment operating profit...      93,000        --         8,000       --             3,000        19,000        123,000
Segment net assets.........     429,000        --        17,000       --            12,000       215,000        673,000
Capital expenditures.......      24,000        --         3,000       --             1,000        13,000         41,000

The following table presents the Company's revenues for each of the years ended December 31 and net assets at each year ended December 31 by geographic area, attributed to each subsidiary's continent of domicile. Revenue and net assets from no single foreign country was material to the consolidated revenues and net assets of the Company.

                                                                                                       (IN THOUSANDS)
                                                    1998                      1997                      1996
                                           ----------------------    ----------------------    ----------------------
                                            SALES      NET ASSETS     SALES      NET ASSETS     SALES      NET ASSETS
                                           --------    ----------    --------    ----------    --------    ----------
Europe.................................    $149,000     $171,000     $100,000     $111,000     $170,000     $129,000
Australia..............................      18,000       10,000        --          --            --          --
Other North America....................      16,000       12,000        --          --            --          --
                                           --------     --------     --------     --------     --------     --------
  Total foreign........................    $183,000     $193,000     $100,000     $111,000     $170,000     $129,000
                                           ========     ========     ========     ========     ========     ========

                                MASCOTECH, INC.

     The following is a reconciliation of reportable segment revenue from external customers, segment operating profit and segment net assets to the Company's consolidated totals:

                                                                                     (IN THOUSANDS)
                                                                  1998         1997         1996
                                                               ----------    --------    ----------
REVENUE FROM EXTERNAL CUSTOMERS
Revenue from external customers for reportable segments....    $1,672,000    $922,000    $1,281,000
TriMas sales prior to acquisition..........................       (36,000)      --           --
                                                               ----------    --------    ----------
       Total net sales.....................................    $1,636,000    $922,000    $1,281,000
                                                               ==========    ========    ==========

                                                                                     (IN THOUSANDS)
                                                                  1998         1997         1996
                                                               ----------    --------    ----------
OPERATING PROFIT
Total operating profit for reportable segments.............    $  252,000    $119,000    $  123,000
General corporate expense..................................       (24,000)    (22,000)      (22,000)
Loss on disposition of businesses..........................       (41,000)      --          (32,000)
MSTI earnout...............................................        25,000       5,000        --
TriMas operating profit prior to acquisition...............        (5,000)      --           --
                                                               ----------    --------    ----------
       Total operating profit..............................    $  207,000    $102,000    $   69,000
                                                               ==========    ========    ==========

                                                                          (IN THOUSANDS)
                                                                  1998         1997         1996
                                                               ----------    --------    ----------
NET ASSETS AT DECEMBER 31
Total net operating assets for reportable segments.........    $1,768,000    $588,000    $  673,000
Corporate net assets.......................................        72,000     372,000       371,000
                                                               ----------    --------    ----------
       Total net assets....................................    $1,840,000    $960,000    $1,044,000
                                                               ==========    ========    ==========

     The information that the chief operating decision maker utilizes includes total net assets as presented in the table above. Total net assets is defined by the Company as total assets less current liabilities.

OTHER SIGNIFICANT ITEMS

                                                                                     (IN THOUSANDS)
                                                                  1998         1997         1996
                                                               ----------    --------    ----------
DEPRECIATION AND AMORTIZATION
Segment totals.............................................    $   75,000    $ 38,000    $   44,000
Adjustments................................................         9,000       5,000         1,000
                                                               ----------    --------    ----------
       Consolidated totals.................................    $   84,000    $ 43,000    $   45,000
                                                               ==========    ========    ==========

     The above adjustments to depreciation and amortization are principally the result of compensation expense related to stock award amortization and prepaid debenture expense amortization.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                                      (IN THOUSANDS)
                                                                        1998       1997       1996
                                                                       -------    -------    -------
         Other, net:
           Net realized and unrealized gains (losses) from
              marketable securities................................    $ 3,330    $13,130    $  (160)
           Interest income.........................................      4,180      3,440      1,160
           Other, net..............................................     (5,450)       830     (3,600)
                                                                       -------    -------    -------
                                                                       $ 2,060    $17,400    $(2,600)
                                                                       =======    =======    =======

INCOME TAXES:

                                                                                      (IN THOUSANDS)
                                                                      1998        1997        1996
                                                                    --------    --------    --------
         Income before income taxes and cumulative effect of
              accounting change, net:
           Domestic.............................................    $115,630    $173,410    $ 59,870
           Foreign..............................................      28,890      16,880      17,350
                                                                    --------    --------    --------
                                                                    $144,520    $190,290    $ 77,220
                                                                    ========    ========    ========
         Provision for income taxes:
           Currently payable:
              Federal...........................................    $ 28,210    $ 40,290    $ 16,170
              State and local...................................       3,950       6,810       4,650
              Foreign...........................................      15,000      10,430       7,840
           Deferred:
              Principally federal...............................         590      18,840       8,300
              Foreign...........................................        (700)     (1,320)        340
                                                                    --------    --------    --------
              Income taxes on income before cumulative effect of
                accounting change, net..........................    $ 47,050    $ 75,050    $ 37,300
                                                                    ========    ========    ========

     The components of deferred taxes at December 31, 1998 and 1997 are as follows:

                                                                   (IN THOUSANDS)
                                                               1998        1997
                                                             --------    --------
  Deferred tax assets:
     Inventories.........................................    $  2,990    $  2,440
     Accrued liabilities and other long-term
       liabilities.......................................      51,910      35,660
     Expected capital loss benefit from disposition of
       businesses........................................       7,910       --
                                                             --------    --------
                                                               62,810      38,100
                                                             --------    --------
  Deferred tax liabilities:
     Property and equipment..............................     101,640      64,630
     Other, principally equity investments in
       affiliates........................................      26,170      62,240
                                                             --------    --------
                                                              127,810     126,870
                                                             --------    --------
  Net deferred tax liability.............................    $ 65,000    $ 88,770
                                                             ========    ========

                                MASCOTECH, INC.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes and cumulative effect of accounting change, net:

                                                                      (IN THOUSANDS)
                                                        1998       1997       1996
                                                       -------    -------    -------
U.S. federal statutory rate........................        35%        35%        35%
                                                       -------    -------    -------
Tax at U.S. federal statutory rate.................    $50,580    $66,600    $27,020
State and local taxes, net of federal tax
  benefit..........................................      2,570      4,430      3,020
Higher effective foreign tax rate..................      4,210      3,200      2,100
Non-taxable additional consideration from
  previously sold business.........................     (8,190)    (1,710)     --
Disposition of businesses..........................     (2,400)     --         5,780
Amortization in excess of tax, net.................      1,390       (760)      (140)
Other, net.........................................     (1,110)     3,290       (480)
                                                       -------    -------    -------
  Income taxes before cumulative effect of
     accounting change, net........................    $47,050    $75,050    $37,300
                                                       =======    =======    =======

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

DERIVATIVES

     The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of S&P futures contracts and interest rate swap agreements, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio and floating rate debt.

     The Company's investment in S&P futures contracts increases in value as a result of decreases in the underlying index and decreases in value when the underlying index increases. The contracts are financial instruments (with off-balance sheet market risk), as they are required to be settled in cash. The Company's market risk is subject to the price differential between the contract market value and contract cost. The average monthly notional amount of S&P futures contracts in 1997 was approximately $17 million. Futures contracts trade on organized exchanges, and as a result, settlement of such contracts has little credit risk.

                                MASCOTECH, INC.

Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled periodically. Initial margin requirements are recorded as cash investments in the balance sheet. Futures contracts are short-term in nature, usually less than six months. There were no contracts outstanding at December 31, 1998 or 1997.

     Interest rate swap agreements covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately seven percent including the current borrowing spread under the Company's revolving credit agreement. The fair value of the swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges of the floating rate exposure. These swap agreements expire at various dates in 2000 to 2007.

     The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $11 million at December 31, 1998. Exposure to credit loss could occur when the fair value of the agreements is a net receivable.

     The interest rate swaps are with major banks of high credit quality; therefore, the risk of non-performance by the counterparties is considered to be negligible.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                                                       (IN THOUSANDS)
                                                               1998                      1997
                                                     ------------------------    --------------------
                                                      CARRYING        FAIR       CARRYING      FAIR
                                                       AMOUNT        VALUE        AMOUNT      VALUE
                                                     ----------    ----------    --------    --------
Cash and cash investments........................    $   29,390    $   29,390    $ 41,110    $ 41,110
Marketable securities, notes receivable and other
  assets.........................................    $    5,290    $    4,480    $ 80,760    $ 81,590
Long-term debt:
  Bank debt......................................    $1,051,260    $1,051,260    $267,000    $267,000
  4 1/2% Convertible Subordinated Debentures.....    $  310,000    $  251,100    $310,000    $269,700
  Other long-term debt...........................    $   26,980    $   25,580    $ 15,000    $ 14,500

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                      FOR THE QUARTERS ENDED
                                             -------------------------------------------------------------------------
                                             DECEMBER             SEPTEMBER               JUNE                 MARCH
                                               31ST                 30TH                  30TH                  31ST
                                             --------             ---------             --------              --------
1998:
-----
Net sales................................    $401,760             $399,500              $433,480              $400,760
Gross profit.............................    $104,960             $100,150              $117,070              $104,390
Net income:
  Income.................................    $ 18,120             $ 16,790              $ 29,820              $ 32,740
  Income attributable to common stock....    $ 18,120             $ 16,790              $ 29,820              $ 32,740
  Per common share:
          Basic..........................        $.43                 $.38                  $.68                  $.74
          Diluted........................        $.36                 $.33                  $.54                  $.60
Market price per common share:
  High...................................         $18 3/4              $24 1/8               $26 7/16              $23 1/4
  Low....................................         $15 1/4              $16 1/4               $22 5/16              $17 11/16

1997:
-----
Net sales................................    $233,620             $222,030              $233,040              $233,440
Gross profit.............................    $ 42,020             $ 34,350              $ 53,990              $ 56,300
Net income:
  Income.................................    $ 19,270             $ 38,660              $ 24,650              $ 32,660
  Income attributable to common stock....    $ 19,270             $ 38,660              $ 21,650              $ 29,420
  Per common share:
          Basic..........................        $.43                 $.86                  $.61                  $.83
          Diluted........................        $.37                 $.70                  $.46                  $.59
Market price per common share:
  High...................................         $21 5/16             $22 1/2               $23 1/2               $21 1/4
  Low....................................         $16 1/2              $20                   $18 1/2               $16

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

     Second quarter results for 1998 were impacted by the charge (approximately $41 million pre-tax) principally related to the disposition of certain businesses. This charge more than offset the gain (approximately $25 million pre-tax) related to additional consideration received by the Company in the second quarter of 1998 resulting from the disposition of MascoTech Stamping Technologies, Inc. ("MSTI") in 1996.

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

                                MASCOTECH, INC.

     Results for the third quarter 1997 include a pre-tax gain of approximately $46 million related to the transfer of the Company's equity holdings in Emco Limited to Masco Corporation. This gain was partially offset by pre-tax costs approximating $14 million associated with a plant closure and the Company's share of a special charge recorded by an equity affiliate and other expenses.

     Results for the fourth quarter 1997 include approximately $5 million pre-tax of additional consideration earned from the sale of MSTI, which was sold in the second quarter 1996.

     Results for the fourth quarter 1997 were negatively impacted by charges aggregating approximately $10 million pre-tax principally related to severance, the Company's share of a charge recorded by an equity affiliate, write-off of deferred charges and loss on disposition of fixed assets.

     The 1998 and 1997 income (loss) per common share amounts for the quarters may not total to the full year amounts due to the purchase and retirement of shares throughout the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

        (1)Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, consist of the following:

                        Consolidated Balance Sheet

                        Consolidated Statement of Income

                        Consolidated Statement of Cash Flows

                        Consolidated Statement of Shareholders' Equity

                        Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

            (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1998, 1997 and 1996, consists of the following:

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

                        Consolidated Statement of Income

                        Consolidated Balance Sheets

                        Consolidated Statement of Cash Flows

                        Notes to Consolidated Financial Statements

        (3) Exhibits.

            3.i    Restated Certificate of Incorporation of MascoTech, Inc. and
                   amendments thereto. (filed herewith)
            3.ii   Bylaws of MascoTech, Inc., as amended.(5)
            4.a    Indenture dated as of November 1, 1986 between Masco
                   Industries, Inc. (now known as MascoTech, Inc.) and Morgan
                   Guaranty Trust Company of New York, as Trustee, and
                   Directors' resolutions establishing the Company's 4 1/2%
                   Convertible Subordinated Debentures Due 2003, Agreement of
                   Appointment and Acceptance of Successor Trustee dated as of
                   August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust
                   Company of New York and The First National Bank of Chicago,
                   Supplemental Indenture dated as August 5, 1994 between
                   MascoTech, Inc. and The First National Bank of Chicago, as
                   trustee. (all filed herewith)
            4.b    $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
                   banks party thereto from time to time, The First National
                   Bank of Chicago, as Administrative Agent, Bank of America
                   NT&SA and NationsBank N.A., as Syndication Agents(6) and
                   Amendment No. 1 thereto dated as of February 10, 1998.(5)
            4.c    Rights Agreement dated as of February 20, 1998, between
                   MascoTech, Inc. and The Bank of New York, as Rights Agent(7)
                   and Amendment No. 1 to Rights Agreement dated as of
                   September 22, 1998.(8)

            NOTE:  Other instruments, notes or extracts from agreements defining the rights of holders of long-term MascoTech, Inc.
                   or its subsidiaries have not been filed since (i) in each
                   case the total amount of long-term debt permitted thereunder does not exceed 10 percent of MascoTech, Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the Securities and
                   Exchange Commission upon request.
            10.a   Assumption and Indemnification Agreement dated as of May 1,
                   1984 between Masco Corporation and Masco Industries, Inc.
                   (now known as MascoTech, Inc.).(2)
            10.b   Corporate Services Agreement dated as of January 1, 1987
                   between Masco Industries, Inc. (now known as MascoTech,
                   Inc.) and Masco Corporation(5), Amendment No. 1 dated as of
                   October 31, 1996(3) and related letter agreement dated
                   January 22, 1998.(5)
            10.c   Corporate Opportunities Agreement dated as of May 1, 1984
                   between Masco Corporation and Masco Industries, Inc. (now
                   known as MascoTech, Inc.)(2) and Amendment No. 1 dated as of
                   October 31, 1996.(3)
            10.d   Stock Repurchase Agreement dated as of May 1, 1984 between
                   Masco Corporation and Masco Industries, Inc. (now known as
                   MascoTech, Inc.) and related letter dated September 20,
                   1985, Amendment to Stock Repurchase Agreement dated as of
                   December 20, 1990 and amendment to Stock Repurchase
                   Agreement included in Agreement dated as of November 23,
                   1993. (all filed herewith)
            10.e   Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
                   between MascoTech, Inc. and Masco Corporation, including
                   form of Note, Agreement dated as of November 23, 1993
                   relating thereto, and Amendment No. 1 to the Securities
                   Purchase Agreement dated as of October 31, 1996. (all filed herewith)
            10.f   Registration Agreement dated as of March 31, 1993, between
                   Masco Corporation and Masco Industries, Inc. (now known as
                   MascoTech, Inc.).(1)
            10.g   Stock Purchase Agreement dated as of October 15, 1996
                   between Masco Corporation and MascoTech, Inc.(3)
            NOTE:  Exhibits 10.i through 10.z constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
            10.h   MascoTech, Inc. 1991 Long Term Stock Incentive Plan
                   (Restated July 15, 1998). (filed herewith)
            10.i   MascoTech, Inc. 1984 Restricted Stock Incentive Plan
                   (Restated December 6, 1995).(2)
            10.j   MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
                   1995).(2)
            10.k   Masco Corporation 1991 Long Term Stock Incentive Plan
                   (Amended and Restated April 23, 1997).(5)
            10.l   Masco Corporation 1988 Restricted Stock Incentive Plan
                   (Restated December 6, 1995).(2)
            10.m   Masco Corporation 1988 Stock Option Plan (Restated December
                   6, 1995).(2)
            10.n   MascoTech, Inc. Supplemental Executive Retirement and
                   Disability Plan.(1)
            10.o   MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(5)
            10.p   MascoTech, Inc. 1997 Annual Incentive Compensation Plan.(5)
            10.q   Employment Agreement dated as of December 10, 1997, between
                   TriMas Corporation and Brian P. Campbell.(5)

            10.r   Description of the MascoTech, Inc. Program for Estate,
                   Financial Planning and Tax Assistance.(5)
            10.s   Masco Corporation 1997 Non-Employee Directors Stock Plan.
                   (5)
            10.t   Stock Purchase Agreement between Masco Corporation and Masco
                   Industries, Inc. (now known as MascoTech, Inc.) dated as of
                   December 23, 1991 regarding Masco Capital Corporation(4) and
                   Amendment thereto dated May 21, 1997.(5)
            12     Computation of Ratio of Earnings to Combined Fixed Charges
                   and Preferred Stock Dividends. (filed herewith)
            21     List of Subsidiaries. (filed herewith)
            23     Consent of PricewaterhouseCoopers LLP. (filed herewith)
            27     Financial Data Schedule as of and for the year ended
                   December 31, 1998. (filed herewith)

-------------------------
(1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 13, 1996.

(4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated January 30, 1998.

(7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Registration Statement on Form 8-A dated February 23, 1998.

(8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1998.

THE COMPANY WILL FURNISH ANY OF ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

(B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          MASCOTECH, INC.

                                          By:      /s/ TIMOTHY WADHAMS

                                            ------------------------------------
                                                      TIMOTHY WADHAMS
                                            Executive Vice President -- Finance
                                                             and
                                             Administration and Chief Financial
                                                           Officer

March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        PRINCIPAL EXECUTIVE OFFICER:

           /s/ FRANK M. HENNESSEY                  Vice Chairman and Chief Executive
---------------------------------------------        Officer
             FRANK M. HENNESSEY

 PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

             /s/ TIMOTHY WADHAMS                   Executive Vice President -- Finance
---------------------------------------------        and Administration and Chief
               TIMOTHY WADHAMS                       Financial Officer

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

            /s/ ROGER T. FRIDHOLM                  Director
---------------------------------------------
              ROGER T. FRIDHOLM

          /s/ WILLIAM K. HOWENSTEIN                Director
---------------------------------------------
            WILLIAM K. HOWENSTEIN

             /s/ JOHN A. MORGAN                    Director
---------------------------------------------
               JOHN A. MORGAN

             /s/ HELMUT F. STERN                   Director
---------------------------------------------
               HELMUT F. STERN

                                                                  March 26, 1999

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1998

Schedules, as required for the years ended December 31, 1998, 1997 and 1996:

                                                                PAGE
                                                                ----
II. Valuation and Qualifying Accounts.......................    F-2
TriMas Corporation and Subsidiaries Consolidated Financial
  Statements................................................    F-3

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

             COLUMN A                 COLUMN B              COLUMN C              COLUMN D       COLUMN E
----------------------------------   ----------    --------------------------    ----------    -------------
                                                           ADDITIONS
                                                   --------------------------
                                                                    CHARGED
                                     BALANCE AT      CHARGED       (CREDITED)
                                     BEGINNING       TO COSTS       TO OTHER                    BALANCE AT
           DESCRIPTION               OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    END OF PERIOD
----------------------------------   ----------    ------------    ----------    ----------    -------------
                                                                      (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance sheet:
  1998............................   $1,180,000      $750,000      $2,590,000    $1,110,000     $3,410,000
                                     ==========      ========      ==========    ==========     ==========
  1997............................   $2,000,000      $500,000      $   60,000    $1,380,000     $1,180,000
                                     ==========      ========      ==========    ==========     ==========
  1996............................   $1,880,000      $890,000      $   20,000    $  790,000     $2,000,000
                                     ==========      ========      ==========    ==========     ==========

NOTES:

(A) Allowance of companies acquired, and other adjustments, net in 1998 and 1997. Allowance of companies reclassified for businesses held for disposition, and other adjustments, net in 1996.

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

NOTE 4. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                  (IN THOUSANDS)
                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1997        1996        1995
                                                              ----------   ---------   ---------
Interest paid...............................................   $  7,420     $10,610     $13,560
                                                               ========     =======     =======
Income taxes paid...........................................   $ 41,080     $33,180     $30,690
                                                               ========     =======     =======
Significant noncash transactions:
  Conversion of convertible subordinated debentures into
     common stock...........................................   $106,000
                                                               ========
  Accrued fees related to becoming a private company........   $  3,150
                                                               ========
  Common stock dividends declared, payable in subsequent
     year...................................................   $  2,890     $ 2,200     $ 1,830
                                                               ========     =======     =======
  Assumption of liabilities as partial consideration for the
     assets of companies acquired...........................                $26,720
                                                                            =======
  Increase in obligation, including accrued interest, to
     former owner, MascoTech, Inc., of business acquired,
     recorded as additional excess of cost over net assets
     of acquired companies..................................                $ 5,850
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
                                                   ======           =======            ======           =======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
3.i      Restated Certificate of Incorporation of MascoTech, Inc. and
         amendments thereto. (filed herewith)
3.ii     Bylaws of MascoTech, Inc., as amended.(5)
4.a      Indenture dated as of November 1, 1986 between Masco
         Industries, Inc. (now known as MascoTech, Inc.) and Morgan
         Guaranty Trust Company of New York, as Trustee, and
         Directors' resolutions establishing the Company's 4 1/2%
         Convertible Subordinated Debentures Due 2003, Agreement of
         Appointment and Acceptance of Successor Trustee dated as of
         August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust
         Company of New York and The First National Bank of Chicago,
         Supplemental Indenture dated as August 5, 1994 between
         MascoTech, Inc. and The First National Bank of Chicago, as
         trustee. (all filed herewith)
4.b      $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
         banks party thereto from time to time, The First National
         Bank of Chicago, as Administrative Agent, Bank of America
         NT&SA and NationsBank N.A., as Syndication Agents(6) and
         Amendment No. 1 thereto dated as of February 10, 1998.(5)
4.c      Rights Agreement dated as of February 20, 1998, between
         MascoTech, Inc. and The Bank of New York, as Rights Agent(7)
         and Amendment No. 1 to Rights Agreement dated as of
         September 22, 1998.(8)
NOTE:    Other instruments, notes or extracts from agreements
         defining the rights of holders of long-term MascoTech, Inc.
         or its subsidiaries have not been filed since (i) in each
         case the total amount of long-term debt permitted thereunder does not exceed 10 percent of MascoTech, Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the Securities and
         Exchange Commission upon request.
10.a     Assumption and Indemnification Agreement dated as of May 1,
         1984 between Masco Corporation and Masco Industries, Inc.
         (now known as MascoTech, Inc.).(2)
10.b     Corporate Services Agreement dated as of January 1, 1987
         between Masco Industries, Inc. (now known as MascoTech,
         Inc.) and Masco Corporation(5), Amendment No. 1 dated as of
         October 31, 1996(3) and related letter agreement dated
         January 22, 1998.(5)
10.c     Corporate Opportunities Agreement dated as of May 1, 1984
         between Masco Corporation and Masco Industries, Inc. (now
         known as MascoTech, Inc.)(2) and Amendment No. 1 dated as of
         October 31, 1996.(3)
10.d     Stock Repurchase Agreement dated as of May 1, 1984 between
         Masco Corporation and Masco Industries, Inc. (now known as
         MascoTech, Inc.) and related letter dated September 20,
         1985, Amendment to Stock Repurchase Agreement dated as of
         December 20, 1990 and amendment to Stock Repurchase
         Agreement included in Agreement dated as of November 23,
         1993. (all filed herewith)
10.e     Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
         between MascoTech, Inc. and Masco Corporation, including
         form of Note, Agreement dated as of November 23, 1993
         relating thereto, and Amendment No. 1 to the Securities
         Purchase Agreement dated as of October 31, 1996. (all filed herewith)
10.f     Registration Agreement dated as of March 31, 1993, between
         Masco Corporation and Masco Industries, Inc. (now known as
         MascoTech, Inc.).(1)
10.g     Stock Purchase Agreement dated as of October 15, 1996
         between Masco Corporation and MascoTech, Inc.(3)
NOTE:    Exhibits 10.i through 10.z constitute the management
         contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.h     MascoTech, Inc. 1991 Long Term Stock Incentive Plan
         (Restated July 15, 1998). (filed herewith)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.i     MascoTech, Inc. 1984 Restricted Stock Incentive Plan
         (Restated December 6, 1995).(2)
10.j     MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
         1995).(2)
10.k     Masco Corporation 1991 Long Term Stock Incentive Plan
         (Amended and Restated April 23, 1997).(5)
10.l     Masco Corporation 1988 Restricted Stock Incentive Plan
         (Restated December 6, 1995).(2)
10.m     Masco Corporation 1988 Stock Option Plan (Restated December
         6, 1995).(2)
10.n     MascoTech, Inc. Supplemental Executive Retirement and
         Disability Plan.(1)
10.o     MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(5)
10.p     MascoTech, Inc. 1997 Annual Incentive Compensation Plan.(5)
10.q     Employment Agreement dated as of December 10, 1997, between
         TriMas Corporation and Brian P. Campbell.(5)
10.r     Description of the MascoTech, Inc. Program for Estate,
         Financial Planning and Tax Assistance.(5)
10.s     Masco Corporation 1997 Non-Employee Directors Stock Plan.
         (5)
10.t     Stock Purchase Agreement between Masco Corporation and Masco
         Industries, Inc. (now known as MascoTech, Inc.) dated as of
         December 23, 1991 regarding Masco Capital Corporation(4) and
         Amendment thereto dated May 21, 1997.(5)
12       Computation of Ratio of Earnings to Combined Fixed Charges
         and Preferred Stock Dividends. (filed herewith)
21       List of Subsidiaries. (filed herewith)
23       Consent of PricewaterhouseCoopers LLP. (filed herewith)
27       Financial Data Schedule as of and for the year ended
         December 31, 1998. (filed herewith)

-------------------------
(1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 13, 1996.

(4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated January 30, 1998.

(7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Registration Statement on Form 8-A dated February 23, 1998.

(8) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1998.

THE COMPANY WILL FURNISH ANY OF ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

(B) REPORTS ON FORM 8-K.

     None.