Form 10-Q
period 1999-03-31
MASCOTECH INC
filed 1999-05-14
CIK 745448

SECURITIES AND EXCHANGE COMMISSION


                     WASHINGTON, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended March 31, 1999
Commission File Number 1-12068


                               MASCOTECH, INC.
      (Exact name of Registrant as specified in its Charter)



            Delaware                                   38-2513957
(State  or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


21001 Van Born Road, Taylor,Michigan                      48180
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

                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   Shares Outstanding at
                Class                                April  30, 1999

Common stock, par value $1 per share                    44,181,000

                         MASCOTECH, INC.

                              INDEX


                                                               Page No.


   Part I.  Financial Information

     Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet -
               March 31, 1999 and December 31,1998               1

              Consolidated Condensed Statement of Income
                for the Three Months Ended
                March 31, 1999 and 1998                          2

              Consolidated Condensed Statement of
                Cash Flows for the Three Months
                Ended March 31,1999 and 1998                     3

              Notes to Consolidated Condensed Financial
                Statements                                     4-6

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                  Operations                                  7-10

   Part  II. Other Information and Signature                 11-12

                   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                          MASCOTECH, INC.
                CONSOLIDATED CONDENSED BALANCE SHEET
                March 31, 1999 and December 31, 1998
                       (Dollars in thousands)

                                                  March 31,       December 31,
       ASSETS                                       1999              1998

   Current assets:
       Cash and cash investments                 $   20,040       $   29,390
       Receivables                                  273,990          223,340
       Inventories                                  195,900          198,350
       Deferred and refundable income taxes          26,330           26,590
       Prepaid expenses and other assets             20,620           23,710
                 Total current assets               536,880          501,380

   Equity and other investments in affiliates        94,280           93,560
   Property and equipment, net                      669,690          678,130
   Excess of cost over net assets of acquired
     companies                                      770,580          764,220
   Notes receivable and other assets                 55,360           53,250
                 Total assets                    $2,126,790       $2,090,540

       LIABILITIES
   Current liabilities:
       Accounts payable                          $  120,460       $  114,830
       Accrued liabilities                          154,970          135,230
                 Total current liabilities          275,430          250,060

   Convertible subordinated debentures              305,000          310,000
   Long-term debt                                 1,099,360        1,078,240
   Deferred income taxes and other long-term
     liabilities                                    200,110          198,360
                 Total liabilities                1,879,900        1,836,660

       SHAREHOLDERS' EQUITY
   Preferred stock, $1 par:
     Authorized: 25 million;
     Outstanding: None                                ---              ---
   Common stock, $1 par:
     Authorized: 250 million;
     Outstanding: 45.0 million                       45,030           45,780
   Paid-in capital                                    5,480           16,820
   Retained earnings                                266,540          245,860
   Accumulated other comprehensive loss             (18,240)          (7,460)
   Less:  Restricted stock awards                   (51,920)         (47,120)
                 Total shareholders' equity         246,890          253,880
                 Total liabilities and
                   shareholders' equity          $2,126,790       $2,090,540


         The accompanying notes are an integral part of the consolidated condensed financial statements.

                               MASCOTECH, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
              For the Three Months Ended March 31, 1999 and 1998
               (Dollars in thousands except per share amounts)

                                             Three Months Ended March 31
                                                 1999         1998

Net sales                                    $  448,660       $  400,760
Cost of sales                                  (332,640)        (296,370)
Selling, general and
  administrative expenses                       (57,150)         (45,560)
Gain on disposition of businesses, net           10,010             ---

Operating profit                                 68,880           58,830

Other income (expense), net:
  Interest expense                              (20,220)         (18,610)
  Equity and interest income
    from affiliates                               1,730            2,100
  Deferred gain recognized from
    disposition of business                        ---             7,000
  Other, net                                     (3,650)           5,700
                                                (22,140)          (3,810)

Income before income taxes                       46,740           55,020
Income taxes                                     22,880           22,280

Net income                                   $   23,860        $  32,740

Basic earnings per share                          $ .58            $ .74
Diluted earnings per share                        $ .47            $ .60

Cash dividends declared per share                 $ .07             ---

Cash dividends paid per share                     $ .07            $ .06



              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                        MASCOTECH, INC.
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
       For the Three Months Ended March 31, 1999 and 1998
                     (Dollars in thousands)

                                                   Three Months Ended
                                                        March 31
                                                   1999          1998
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                   $    55,920    $   44,900
         Decrease (increase) in inventories             1,920        (4,380)
        (Increase)in receivables                      (52,690)      (34,040)
         Increase in accounts payable and
            accrued liabilities                        11,740         29,160
         Decrease in marketable securities, net         ---           27,340
         Decrease in prepaid expenses and
            other current assets                        3,330          1,160
         Other, net                                    (3,210)          (740)
            Net cash from operating activities         17,010         63,400

     FINANCING:
         Payment of debt                              (39,330)      (284,450)
         Increase in debt                              54,850      1,040,000
         Payment of common stock dividends             (3,180)        (2,810)
         Retirement of Company common stock           (12,280)          ---
         Other, net                                    (5,980)           200
            Net cash from (used for) financing
              activities                               (5,920)       752,940

     INVESTMENTS:
         Capital expenditures                         (29,940)       (24,830)
         Cash from sale of businesses                   3,540           ---
         Acquisition of businesses, net of cash
            acquired                                     ---        (820,260)
         Proceeds from redemptions of debt by
            affiliates                                   ---          56,900
         Other, net                                     5,960          7,480
            Net cash (used for) investing
              activities                              (20,440)      (780,710)

CASH AND CASH INVESTMENTS:
    (Decrease) increase for the three months           (9,350)        35,630
     At January 1                                      29,390         41,110
     At March 31                                  $    20,040     $   76,740

Supplemental Cash Flow Information:

     Net cash paid during the period for:

          Interest                                $    16,250      $  14,340

          Income taxes                            $     9,120      $   4,190


       The accompanying notes are an integral part of the consolidated condensed financial statements.

                         MASCOTECH, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

B.   Inventories by component are as follows (in thousands):


                                               March 31   December 31
                                                 1999        1998

           Finished goods                     $ 79,370     $ 87,810
           Work in process                      54,410       47,960
           Raw materials                        62,120       62,580

                                              $195,900     $198,350

C. Property and equipment, net reflects accumulated depreciation of $318 million and $313 million as at March
     31, 1999 and December 31, 1998, respectively.

D. The Company's total comprehensive income for the period was as follows (in thousands):

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998

Net income                                          $ 23,860      $ 32,740
Other comprehensive loss (principally foreign
   currency translation)                             (10,780)       (2,050)

     Total comprehensive income                     $ 13,080      $ 30,690


E. In January 1998, the Company received $48 million of cash from MSX International, Inc. ("MSXI") in payment of certain amounts due MascoTech, resulting from the sale of the Company's engineering and technical business services business to MSXI in early 1997. The Company realized a pre-tax gain of $7 million in the first quarter of 1998 resulting from the partial recognition of a deferred gain that was deferred at the time of the sale pending the receipt of cash.

F. On January 22, 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all of the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The Company previously owned 37 percent of TriMas. The results for first quarter of 1998 reflect TriMas sales and operating results from date of acquisition.

G. The Company has completed the sale of its aftermarket-related and vacuum metalizing businesses in April for total proceeds aggregating approximately $105 million, including $90 million of cash which will be applied to reduce the Company's indebtedness, a note receivable of $6 million and retained equity interests in the ongoing businesses. These transactions resulted in a pre-tax gain of approximately $25 million ($14 million after-tax), of which $10 million was recognized in the first quarter of 1999 (including $15.2 million ($6 million after-tax) resulting from the Company's revised estimate of the fair market value of certain assets held for sale at March 31, 1999 and a loss of approximately $5.2 million ($3.8 million after-tax) on a transaction that closed March 1999). The remaining pre-tax gain on disposition of approximately $15 million ($12 million after-tax) will be recognized in the second quarter of 1999.

                         MASCOTECH, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (continued)

H. Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

     The Company purchased TriMas in January 1998 and the segment data for 1998 reflects TriMas as though the transaction had occurred on January 1, 1998, consistent with the Company's internal management reporting.

                                                Three  Months Ended March 31
                                                1999                1998

Revenues from External Customers

Specialty Metal Formed Products                $202,700             $201,630
Towing Systems                                   69,090               57,290
Specialty Fasteners                              61,260               58,570
Specialty Packaging & Sealing Products           57,550               57,360
Specialty Industrial Products                    27,460               29,210
Companies Sold or Held for Sale                  30,600               32,940
        Total                                  $448,660             $437,000

Intersegment Revenues

Specialty Metal Formed Products               $  2,380             $  1,000
Towing Systems                                   2,250                2,100
Specialty Fasteners                                830                  370
Specialty Packaging & Sealing Products            ---                   ---
Specialty Industrial Products                      170                  240
Companies Sold or Held for  Sale                   700                  760
        Total                                 $  6,330             $  4,470

Operating Profit

Specialty Metal Formed Products              $  29,600              $ 31,350
Towing Systems                                   8,930                 8,860
Specialty Fasteners                              8,510                11,120
Specialty Packaging & Sealing Products           9,710                10,760
Specialty Industrial Products                    4,140                 4,180
Companies Sold or Held for Sale                  3,640                 4,420
        Total                                $  64,530              $ 70,690

                                               Three  Months Ended March 31
                                               1999                   1998
Revenues from External Customers

Revenues from external customers
   for reportable segments                    $448,660             $437,000
TriMas sales prior to acquisition                ---                (36,240)
        Total net sales                       $448,660             $400,760

Operating Profit

Total operating profit for reportable
 segments                                    $  64,530             $ 70,690
General corporate expenses                      (5,660)              (6,910)
Net gain on disposition  of  businesses         10,010                  ---
      TriMas operating profit prior to
             acquisition                          ---                (4,950)
          Total operating profit             $  68,880             $ 58,830





                         MASCOTECH, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (concluded)

I. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                               Three  Months Ended March 31
                                               1999                    1998

Weighted average number of shares
    outstanding                                41,460                  44,270

    Earnings used for basic earnings per
     share computation                   $     23,860              $   32,740

Basic earnings per share                 $        .58              $      .74

Total shares used for basic earnings
   per share computation                       41,460                  44,270
Dilutive securities:
   Stock options and warrants                     540                   1,210
   Convertible debentures                       9,840                  10,000
   Contingently issuable shares                 3,820                   3,000
   Total shares used for diluted
     earnings per share computation            55,660                  58,480

Earnings used for basic earnings per
   share computation                     $     23,860              $   32,740
Add back of debenture interest                  2,290                   2,380
   Earnings used for diluted
   earnings  per share computation       $     26,150              $   35,120

Diluted earnings per share               $        .47              $      .60



     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                         MASCOTECH, INC.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     MascoTech sales for the first quarter 1999, aided by the previously announced acquisition of TriMas Corporation on January
22, 1998, increased 12 percent to $449 million from $401 million in 1998.

     In April 1999, the Company completed the sale of its aftermarket-related and vacuum metalizing businesses for total proceeds aggregating $105 million, including $90 million of cash which will be applied to reduce the Company's indebtedness.
These transactions resulted in a net pre-tax gain of approximately $25 million ($14 million after-tax), of which $10 million ($2 million after-tax) net was recorded in the first quarter of 1999 based on the Company's revised estimate of the fair value of certain of these businesses held for sale at March 31, 1999. The remaining pre-tax gain on disposition of approximately $15 million ($12 million after-tax) will be recognized in the second quarter of 1999. The aggregate net pre-tax gain of $25 million partially recovers the estimated $41 million pre-tax charge to earnings in the second quarter of 1998 related to the disposition of these businesses. This gain was partially offset by an approximate $3 million pre-tax charge ($2 million after-tax), included in other expense, to reflect the decline in value of an equity affiliate of the Company. Results in the first quarter 1998 benefited from a gain (deferred at time of sale pending receipt of cash) of $7 million pre-tax related to the disposition of the Company's Technical Services Group in 1997 and gains from the Company's marketable securities portfolio.

     The following information related to sales, operating profit and margins is presented on a pro forma basis, as though
MascoTech and TriMas were combined for the three months ended
March 31, 1999 and 1998 and excluding the unusual pre-tax income mentioned above.

          Sales in the first quarter would have increased approximately three percent to $449 million in 1999 from $437 million in 1998; operating profit after general corporate expense would have been $59 million in 1999 as compared with $64 million in 1998.

          Sales for Specialty Metal Formed products for the first quarter 1999 approximated 1998 levels. The
     Company's European forging operations and connecting rod business had 13 percent sales growth. This sales growth was offset by significant declines in the Company's tubular operations reflecting the phase out of certain programs and decreased sales of constant velocity joints principally as a result of depressed Eastern Europe market conditions. In addition, inventory balancing at a major customer decreased first quarter sales. Aided by acquisitions, sales of Specialty Fasteners increased five percent in the first quarter of 1999 as compared with 1998. This segment continues to be negatively impacted by reduced demand for aerospace and agricultural fasteners applications. Sales of Towing
     System products, aided by new product introductions and promotional activities, increased 21 percent in the first quarter of 1999 as compared with 1998. First quarter 1999 sales for Specialty Packaging and Sealing Products approximated 1998 levels as increased sales from recent acquisitions were offset by a 30 percent decline in sales of compressed gas cylinders principally as a result of the economic conditions in Asia. In addition, sales for specialty gaskets and related products declined principally as a result of reduced activity in the oil and gas industry. Sales of Specialty Industrial products were down six percent from 1998 levels in the first quarter.

                         MASCOTECH, INC.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (continued)

          Operating margins approximated 13.1 percent and
     14.5 percent for the quarters ended March 31, 1999 and 1998, respectively. Although first quarter 1999 operating margins were improved from fourth quarter 1998 levels, margins continue to be negatively impacted by sales declines for certain products including tubular, constant velocity joint, cylinder, aerospace and agricultural fastener, aftermarket-related and certain products impacted by oil and gas prices. In addition, start up costs related to the launch of new products and a new manufacturing facility also negatively impacted operating performance.

     The Company's high effective tax rate, as compared with the statutory rate for the quarter ended March 31, 1999 is the result of the tax treatment accorded the gain recognized in the first quarter related to the disposition of certain businesses.

     The Board of Directors declared a dividend of $.07 per common share, payable on May 10, 1999, to shareholders of record on April 16, 1999. The Company purchased and retired in the first quarter 1999 approximately 790,000 shares pursuant to an outstanding Board of Directors authorization.

     Although the Company incurred increased debt with the purchase of TriMas, the Company's interest coverage ratio and debt to cash flow ratio remain strong. The Company expects that its ratio of debt to total debt plus equity will improve from the operating performance of its businesses and the disposition of certain businesses and financial assets. Additional borrowings available under the Company's revolving credit agreement and otherwise, and anticipated internal cash flows, are expected to provide sufficient liquidity to fund the Company's debt repayment requirements and foreseeable working capital, capital expansion program and other investment needs.

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

     For its information technology, the Company currently utilizes a mid-range, non-mainframe based computing environment which is complemented by a series of local-area networks ("LANs") that are connected via a wide-area network ("WAN").
Substantially all operating systems related to the mid-range systems, LANs and WAN have been updated to comply with Year 2000 requirements. In addition, upgraded and modified versions of the Company's financial, manufacturing, human resource, and other packaged software applications which are Year 2000-ready are in the process of being integrated into the Company's overall system. The Company presently expects that this integration will be substantially completed in the next several months.

     The Company utilizes non-mainframe computers and software in its various production processes throughout the world. In several locations, the Company has retained outside consultants to assist in identifying potential Year 2000 issues in those processes, and evaluating the readiness of the computer systems used in those processes. General findings to-date have identified minimal changes that need to be made to these systems. Problems generally relate to old personal computers or memory chips which are being replaced.

     Although there can be no assurance that the Company will identify and correct every Year 2000 issue found in the computer applications used in its production processes, the Company believes that it has in place a comprehensive program to identify and correct any such issues, and has substantially completed the remediation of its production systems in early 1999. At the present time, the Company does not believe that it requires a contingency plan with respect to its information technology and production processes, and has therefore not developed one.

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

     The information presented above sets forth the key steps the Company is taking to address the Year 2000 issue. The cost of Year 2000 compliance for the Company is expected to approximate $11 - $15 million, including: replacement costs of $6-$8 million which are normal and recurring; upgrades of $2-$3 million which are normal and recurring; repair/programming costs of $2-$3 million and other costs of $1 million, will not be material to the Company's consolidated results of operations and financial position. The majority of the replacement and upgrade costs would have been incurred by the Company over time as part of its regular information system replacement process.

Forward-Looking Statements

     Statements in this quarterly report on Form 10-Q, which are not historical facts are forward looking statements that involve certain risks and uncertainty, including, but not limited to, risks associated with the uncertainty of future financial results, conditions within the markets in which the Company competes, labor relations of the Company and certain of its customers and other uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

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




                                           MASCOTECH, INC.
                                            (Registrant)




Date:      May 14, 1999                By: /s/Timothy Wadhams
                                              Timothy Wadhams
                                              Executive Vice President
                                              Finance and Administration
                                             (Principal financial officer
                                               and authorized signatory)

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