Form 10-Q
period 1999-06-30
MASCOTECH INC
filed 1999-08-13
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED JUNE 30, 1999
COMMISSION FILE NUMBER 1-12068


                                 MASCOTECH, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                              38-2513957
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


  21001 VAN BORN ROAD, TAYLOR, MICHIGAN                          48180
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)



                                 (313) 274-7405
--------------------------------------------------------------------------------
                               (TELEPHONE NUMBER)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          YES   X     NO
                              ------     ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                   SHARES OUTSTANDING AT
               CLASS                                   JULY 31, 1999
               -----                               ---------------------

COMMON STOCK, PAR VALUE $1 PER SHARE                     44,670,000

                                 MASCOTECH, INC.

                                      INDEX


                                                                PAGE NO.
                                                                --------

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              June 30, 1999 and December 31, 1998                   1

           Consolidated Condensed Statements of Income
              for the Three and Six Months Ended
              June 30, 1999 and 1998                                2

           Consolidated Condensed Statement of
              Cash Flows for the Six Months
              Ended June 30, 1999 and 1998                          3

           Notes to Consolidated Condensed Financial
              Statements                                           4-7

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                           8-11

Part II.   Other Information and Signature                        12-13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 MASCOTECH, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                               JUNE 30,        DECEMBER 31,
    ASSETS                                       1999              1998
    ------                                    ----------       ------------
Current assets:
    Cash and cash investments                 $   33,990       $   29,390
    Receivables                                  247,020          223,340
    Inventories                                  168,580          198,350
    Deferred and refundable income taxes          25,290           26,590
    Prepaid expenses and other assets             16,110           23,710
                                              ----------       ----------
              Total current assets               490,990          501,380

Equity and other investments in affiliates        98,940           93,560
Property and equipment, net                      661,190          678,130
Excess of cost over net assets of acquired
  companies                                      736,910          764,220
Notes receivable and other assets                 46,220           53,250
                                              ----------       ----------
              Total assets                    $2,034,250       $2,090,540
                                              ==========       ==========

    LIABILITIES
Current liabilities:
    Accounts payable                          $  106,870       $  114,830
    Accrued liabilities                          147,220          135,230
                                              ----------       ----------
              Total current liabilities          254,090          250,060

Convertible subordinated debentures              305,000          310,000
Long-term debt                                 1,009,070        1,078,240
Deferred income taxes and other long-term
  liabilities                                    202,490          198,360
                                              ----------       ----------
              Total liabilities                1,770,650        1,836,660
                                              ----------       ----------

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par:
  Authorized:  25 million;
  Outstanding:  None                             ---              ---
Common stock, $1 par:
  Authorized:  250 million;
  Outstanding:  44.8 million and 45.8 million     44,780           45,780
Paid-in capital                                    1,730           16,820
Retained earnings                                289,530          245,860
Accumulated other comprehensive loss             (21,150)          (7,460)
Less:  Restricted stock awards                   (51,290)         (47,120)
                                              ----------       ----------
              Total shareholders' equity         263,600          253,880
                                              ----------       ----------
              Total liabilities and
                shareholders' equity          $2,034,250       $2,090,540
                                              ==========       ==========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30                     JUNE 30
                                     ---------------------      ---------------------
                                        1999        1998           1999        1998
                                     ---------   ---------      ---------   ---------
Net sales                            $ 436,510   $ 433,480      $ 885,170   $ 834,240
Cost of sales                         (322,820)   (316,410)      (655,460)   (612,780)
Selling, general and
  administrative expenses              (55,250)    (54,370)      (112,400)    (99,930)
Gain (charge) for disposition of
  businesses, net                       16,540     (15,580)        26,550     (15,580)
Charge for asset impairment            (17,510)      ---          (17,510)      ---
                                     ---------   ---------      ---------   ---------

     Operating profit                   57,470      47,120        126,350     105,950
                                     ---------   ---------      ---------   ---------

Other income (expense), net:
   Interest expense                    (19,610)    (20,780)       (39,830)    (39,390)
   Equity and interest income
     from affiliates, net                3,800       4,020          5,530       6,120
   Loss from change in investment
     of an equity affiliate             (3,150)      ---           (3,150)      ---
   Deferred gain recognized from
     disposition of business             ---         ---            ---         7,000
   Other, net                              170         240         (3,480)      5,940
                                     ---------   ---------      ---------   ---------
                                       (18,790)    (16,520)       (40,930)    (20,330)
                                     ---------   ---------      ---------   ---------

Income before income taxes              38,680      30,600         85,420      85,620
Income taxes                            12,570         780         35,450      23,060
                                     ---------   ---------      ---------   ---------

Net income                           $  26,110   $  29,820      $  49,970   $  62,560
                                     =========   =========      =========   =========

Basic earnings per share                 $ .64       $ .68          $1.21       $1.42
                                         =====       =====          =====       =====
Diluted earnings per share               $ .51       $ .54          $ .98       $1.14
                                         =====       =====          =====       =====

Cash dividends declared per share        $ .07       $ .06          $ .14       $ .06
                                         =====       =====          =====       =====

Cash dividends paid per share            $ .07       $ .06          $ .14       $ .12
                                         =====       =====          =====       =====
















                The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                         -----------------
                                                         1999         1998
                                                         ----         ----
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  102,520   $  106,300
         (Increase) decrease in inventories               10,980       (2,630)
         (Increase) decrease in receivables              (38,830)     (22,940)
         Increase (decrease) in accounts payable
            and accrued liabilities                        2,250       12,870
         Decrease in marketable securities, net            ---         36,750
         Decrease (increase) in prepaid expenses
            and other current assets                       8,420          (10)
         Other, net                                       (4,040)      (1,210)
                                                      ----------   ----------
            Net cash from operating activities            81,300      129,130
                                                      ----------   ----------

     FINANCING:
         Payment of debt                                 (79,000)    (397,470)
         Increase in debt                                  4,260    1,063,550
         Payment of common stock dividends                (6,300)      (5,650)
         Retirement of Company common stock              (16,280)       ---
         Other, net                                       (6,720)     (17,280)
                                                      ----------   ----------
            Net cash from (used for) financing
               activities                               (104,040)     643,150
                                                      ----------   ----------

     INVESTMENTS:
         Capital expenditures                            (72,330)     (49,790)
         Cash received from sale of businesses, net       90,470       25,020
         Acquisition of businesses, net of
           cash acquired                                   ---       (840,990)
         Proceeds from redemptions of debt
            by affiliates                                  ---         80,500
         Other, net                                        9,200        2,500
                                                      ----------   ----------
            Net cash from (used for) investing
               activities                                 27,340     (782,760)
                                                      ----------   ----------

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the six months                4,600      (10,480)
     At January 1                                         29,390       41,110
                                                      ----------   ----------
     At June 30                                       $   33,990   $   30,630
                                                      ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Net cash paid during the period for:

          Interest                                    $   40,450   $   36,600
                                                      ==========   ==========

          Income taxes                                $   14,050   $   19,600
                                                      ==========   ==========


                The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results for first six months of 1998 include TriMas sales and operating results from date of acquisition. Certain amounts for the year ended December 31, 1998 have been reclassified to conform to the presentation adopted in 1999.

B.   Inventories by component are as follows (in thousands):

                                                June 30,      December 31,
                                                  1999           1998
                                                --------       --------
          Finished goods                        $ 70,520       $ 87,810
          Work in process                         49,810         47,960
          Raw materials                           48,250         62,580
                                                --------       --------

                                                $168,580       $198,350
                                                ========       ========

C. Property and equipment, net reflects accumulated depreciation of $308 million and $313 million as at June 30, 1999 and December 31, 1998, respectively.

D. The Company's total comprehensive income for the period was as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                            June 30              June 30
                                      ------------------    ------------------
                                        1999       1998       1999       1998
                                      -------    -------    --------   -------
         Net income                   $26,110    $29,820    $ 49,970   $62,560
         Other comprehensive loss      (2,910)       (60)    (13,690)   (2,110)
                                      -------    -------    --------   -------

           Total comprehensive income $23,200    $29,760    $ 36,280   $60,450
                                      =======    =======    ========   =======


E. In January 1998, the Company received $48 million of cash from MSX International, Inc. ("MSXI") in payment of certain amounts due MascoTech resulting from the sale of the Company's engineering and technical business services units to MSXI in early 1997. The Company realized a pre-tax gain of $7 million in the first quarter of 1998 resulting from the partial recognition of a gain that was deferred at the time of the sale, pending the receipt of cash.

F. In June 1998, the Company recorded a pre-tax gain of approximately $25 million related to the receipt of additional consideration based on the operating performance of the Company's stamping businesses sold in 1996. The gain, which is non taxable, is included in the caption "charge for disposition of businesses, net" in the income statement.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

G. In the second quarter of 1998, the Company recorded a non-cash charge aggregating approximately $41 million pre-tax (approximately $22 million after tax or $.37 per common share) to reflect the write-down of certain long lived assets principally related to the plan to dispose of certain businesses and to accrue exit costs of approximately $8 million.

     In April 1999, the Company completed the sale of its aftermarket-related and vacuum metalizing businesses for total proceeds aggregating approximately $105 million, including $90 million of cash which was applied to reduce the Company's indebtedness, a note receivable of $6 million and retained equity interests in the ongoing businesses. These transactions resulted in a pre-tax gain of approximately $26.5 million ($15.2 million after tax), of which $10 million was recognized in the first quarter of 1999. The $10 million first quarter 1999 gain included $15.2 million ($6 million after-tax), resulting from the Company's revised estimate of the fair market value of certain assets held for sale at March 31, 1999 and a loss of approximately $5.2 million ($3.8 million after-tax) on a transaction that closed in March 1999. The remaining pre-tax gain on disposition of approximately $16.5 million ($13.0 million after-tax) was recognized in the second quarter of 1999.

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

                                         Three Months Ended      Six Months Ended
                                               June 30                June 30
                                         -------------------    -------------------
                                           1999       1998        1999       1998
                                         --------   --------    --------   --------
REVENUES FROM EXTERNAL CUSTOMERS
Specialty Metal Formed Products          $206,250   $192,420    $408,950   $394,050
Towing Systems                             79,060     74,530     148,150    131,820
Specialty Fasteners                        60,880     55,720     122,140    114,290
Specialty Packaging & Sealing Products     55,960     56,110     113,510    113,470
Specialty Industrial Products              26,150     27,890      53,610     57,100
Companies Sold or Held for Sale             8,210     26,810      38,810     59,750
                                         --------   --------    --------   --------
        Total                            $436,510   $433,480    $885,170   $870,480
                                         ========   ========    ========   ========

INTERSEGMENT REVENUES
Specialty Metal Formed Products          $  2,150   $    970    $  4,530   $  1,970
Towing Systems                              2,000      1,790       4,250      3,890
Specialty Fasteners                           740        730       1,570      1,100
Specialty Packaging & Sealing Products      ---        ---         ---        ---
Specialty Industrial Products                 190        190         360        430
Companies Sold or Held for Sale               230        820         930      1,580
                                         --------   --------    --------   --------
        Total                            $  5,310   $  4,500    $ 11,640   $  8,970
                                         ========   ========    ========   ========

OPERATING PROFIT
Specialty Metal Formed Products          $ 27,970   $ 28,110    $ 57,570   $ 59,460
Towing Systems                             14,230     14,240      23,160     23,100
Specialty Fasteners                         7,900      9,990      16,410     21,110
Specialty Packaging & Sealing Products     10,640      9,640      20,350     20,400
Specialty Industrial Products               2,470      3,690       6,610      7,870
Companies Sold or Held for Sale               750      2,640       4,390      7,060
                                         --------   --------    --------   --------
        Total                            $ 63,960   $ 68,310    $128,490   $139,000
                                         ========   ========    ========   ========

                                         Three Months Ended      Six Months Ended
                                               June 30                June 30
                                         -------------------    -------------------
                                           1999       1998        1999       1998
                                         --------   --------    --------   --------
REVENUES FROM EXTERNAL CUSTOMERS
Revenues from external customers
 for reportable segments                 $436,510   $433,480    $885,170   $870,480
TriMas sales prior to acquisition           ---        ---         ---      (36,240)
                                         --------   --------    --------   --------
        Total net sales                  $436,510   $433,480    $885,170   $834,240
                                         ========   ========    ========   ========

OPERATING PROFIT
Total operating profit for reportable
 segments                                $ 63,960   $ 68,310    $128,490   $139,000
General corporate expenses                 (5,520)    (5,610)    (11,180)   (12,520)
Net gain (charge) on disposition of
  businesses                               16,540    (15,580)     26,550    (15,580)
Charge for asset impairment               (17,510)     ---       (17,510)     ---
TriMas operating profit prior to
 acquisition                                ---        ---         ---       (4,950)
                                         --------   --------    --------   --------
        Total operating profit           $ 57,470   $ 47,120    $126,350   $105,950
                                         ========   ========    ========   ========

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)


I. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                            Three Months Ended     Six Months Ended
                                                 June 30               June 30
                                         -------------------    -------------------
                                             1999       1998       1999       1998
                                         --------   --------    --------   --------
      Weighted average number of
        shares outstanding                   40,890     43,760     41,170     44,010
                                           ========   ========   ========   ========

        Earnings used for basic earnings
          per share computation            $ 26,110   $ 29,820   $ 49,970   $ 62,560
                                           ========   ========   ========   ========

      Basic earnings per share             $    .64   $    .68   $   1.21   $   1.42
                                           ========   ========   ========   ========

      Total shares used for basic earnings
        per share computation                40,890     43,760     41,170     44,010
      Dilutive securities:
        Stock options                           600      1,550        570      1,380
        Convertible debentures                9,840     10,000      9,840     10,000
        Contingently issuable shares          3,960      4,070      3,890      3,720
                                           --------   --------   --------   --------
        Total shares used for diluted
          earnings per share computation     55,290     59,380     55,470     59,110
                                           ========   ========   ========   ========

      Earnings used for basic earnings
        per share computation              $ 26,110   $ 29,820   $ 49,970   $ 62,560
      Add back of debenture interest          2,340      2,380      4,630      4,760
                                           --------   --------   --------   --------
        Earnings used for diluted
          earnings per share computation   $ 28,450   $ 32,200   $ 54,600   $ 67,320
                                           ========   ========   ========   ========

      Diluted earnings per share           $    .51   $    .54   $    .98   $   1.14
                                           ========   ========   ========   ========


     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised into common stock.

     The 1999 basic earnings per share amounts for the quarters may not total to the full year amounts due to the purchase and retirement of shares throughout the year.

J. In second quarter 1999, an equity affiliate purchased and retired certain of its outstanding common stock which increased the Company's equity ownership interest in the affiliate from 29 percent to 36 percent. As a result of the change in the Company's equity ownership interest in the affiliate, the Company recognized a pre-tax loss of approximately $3.1 million.

K. In the second quarter 1999, the Company recorded a non-cash charge of $17.5 million related to an impairment of certain long lived assets, related to its hydroforming equipment and intellectual property. The revised carrying values of these assets were generally calculated based on expected future cash flows which were determined to be insufficient to recover the related carrying value.

                                 MASCOTECH, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     MascoTech sales for the second quarter 1999 increased modestly to $437 million as compared with $433 million in 1998. Sales for the second quarter 1999, excluding the impact of the disposition of the Company's aftermarket-related businesses and including recent acquisitions, would have increased approximately five percent to $428 million in 1999 as compared with $407 million in 1998.

     Income in the second quarter of 1999 was $26.1 million or $.51 per common share compared with $29.8 million or $.54 per common share in 1998. The second quarter of 1999 benefited from a gain of approximately $16.5 million pre-tax, related to the sale of the Company's aftermarket-related businesses. This gain, which has a low effective tax rate, was offset by charges to reflect the impairment in value of certain assets related to the Company's hydroforming process, $17.5 million pre-tax, and approximately $3 million pre-tax to reflect an equity transaction by one of the Company's affiliates.

     In the second quarter 1998, the Company announced its intent to dispose of its aftermarket-related businesses which resulted in a charge to earnings of approximately $41 million pre-tax. Including a first quarter 1999 gain of approximately $10 million pre-tax, the Company recovered approximately $26.5 million of the 1998 charge. The charge in 1998 offset a gain, approximately $25 million pre-tax, related to the receipt of contingent consideration in the second quarter of 1998 which resulted from the 1996 disposition of a business. This gain was non-taxable and is the principal reason for the lower effective tax rate in the second quarter 1998.

     Earnings per share, excluding the non-recurring income and charges mentioned above, for second quarters 1999 and 1998 would have been $.50 for each period.

     The following information related to sales, operating profit and margins is presented on a pro forma basis, as though MascoTech and TriMas, which was acquired January 22, 1998, were combined for the six and three month periods ended June 30, 1999 and 1998 and excludes the unusual pre-tax income and charges mentioned above.

          Sales for Specialty Metal Formed products increased seven percent in the second quarter of 1999 despite continued sales declines experienced by the Company's Tubular operations, reflecting the scheduled phase-out of certain customer programs and by decreased sales for constant velocity joints for aftermarket applications which continue to be negatively impacted by softened market conditions. Excluding Tubular products sales, Metal Formed products sales in North America increased 13 percent reflecting new product launches and increased automotive production. Aided by acquisitions, Specialty Fastener sales increased nine percent in the second quarter of 1999 as compared with 1998. This segment continues to be negatively impacted by reduced demand for aerospace, off-highway, agricultural and certain other fastener applications. Sales of Towing System products increased six percent in the second quarter 1999 as compared with 1998. Second quarter 1999 sales for Specialty Packaging and Sealing Products approximated 1998 levels as increased sales from recent acquisitions were offset by a 23 percent decline in sales of compressed gas cylinders principally as a result of global economic conditions and a 15 percent decline in sales of specialty gaskets and related products principally as a result of reduced activity in the oil and gas industry. Sales of Specialty Industrial products were down six percent in the second quarter 1999 from 1998 levels.

                                 MASCOTECH, INC.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

          Sales for the six months ended June 30, 1999 would have increased two percent to $885 million from $870 million in 1998. Sales for the six months ended June 30, 1999, excluding the impact of the disposition of the Company's aftermarket-related businesses and including recent acquisitions, would have increased approximately four percent to $846 million in 1999 as compared with $811 million in 1998. Operating profit after general corporate expense for the six months ended June 30, 1999 and 1998 would have been approximately $117 million and $126 million, respectively. For the six month period ended June 30, 1999, sales of Specialty Metal Formed products and Towing Systems increased four and twelve percent, respectively, as compared with 1998. Aided by acquisitions, sales for Specialty Fasteners increased seven percent while Specialty Packaging and Sealing were comparable in first half 1999 as compared to 1998. Sales for Specialty Industrial products declined six percent in first half 1999 from 1998 levels.

          Operating margins approximated 13.4 percent and 14.5 percent for the quarters ended June 30, 1999 and 1998, respectively. Although second quarter 1999 operating margins were improved from first quarter 1999 levels of 13.1 percent, margins continue to be negatively impacted by sales declines for certain products including Tubular, constant velocity joint, cylinder, certain fastener applications, and certain products impacted by oil and gas prices. In addition, start up costs related to the launch of new products and a new manufacturing facility also negatively impacted operating performance.

     The Company's low effective tax rate for the quarter ended June 30, 1999, as compared with the statutory rate, is the result of the tax treatment accorded the gain recognized in the second quarter related to the disposition of certain businesses.

     The Board of Directors declared a dividend of $.08 per common share, payable on August 16, 1999, to shareholders of record on July 23, 1999. The Company purchased and retired in the six month period ended June 30, 1999 approximately one million shares of Company Common Stock pursuant to an outstanding Board of Directors authorization.

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

                                 MASCOTECH, INC.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


     The most likely way in which the Company would shut down production at an automotive customer's facility is by being unable to supply parts to that customer. The parts supplied by the Company, in most instances, are integral components of the end products produced by customers, and the inability to provide parts may render the customer unable to manufacture and sell its products. Disruptions in the Company's computer systems and applications could prevent the Company from being able to manufacture and ship its parts. Examples include failures in the Company's manufacturing application software or computer controlled manufacturing equipment, and lack of supply of materials from its suppliers. The Company's parts do not contain computer devices that require remediation to meet Year 2000 requirements. A review of the Company's status with respect to remediating its computer systems for Year 2000 compliance is presented below.

     The Company has had in place an internal review team that is addressing Year 2000 issues that encompass operating and administrative areas of the Company. In addition, the Company has engaged professional consultants to assist Company personnel to identify significant Year 2000 issues in a timely manner. Also, executive management and the Board of Directors regularly monitor the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and the use of computer applications in the Company's manufacturing processes.

     For its information technology, the Company currently utilizes a mid-range, non-mainframe based computing environment which is complemented by a series of local-area networks ("LANs") that are connected via a wide-area network ("WAN"). Substantially all operating systems related to the mid-range systems, LANs and WAN have been updated to comply with Year 2000 requirements. In addition, upgraded and modified versions of the Company's financial, manufacturing, human resource, and other packaged software applications which are Year 2000-ready have been integrated into the Company's overall system. The Company is substantially complete with this integration.

     The Company utilizes non-mainframe computers and software in its various production processes throughout the world. In several locations, the Company has retained outside consultants to assist in identifying potential Year 2000 issues in those processes, and evaluating the readiness of the computer systems used in those processes. General findings have identified minimal changes that need to be made to these systems. Problems generally relate to aged personal computers or memory chips which have been substantially replaced.

     Although there can be no assurance that the Company will identify and correct every Year 2000 issue found in the computer applications used in its production processes, the Company believes that it has in place a comprehensive program to identify and correct any such issues, and has substantially completed the remediation of its production systems.

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

     Unfortunately, the Company cannot control the conduct of its suppliers, and therefore cannot guarantee that Year 2000 problems originating with a supplier will not occur. The Company is developing contingency plans to mitigate external risks that may influence its operations. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

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

     The information presented above sets forth the key steps the Company is taking to address the Year 2000 issue. The cost of Year 2000 compliance for the Company, which is expected to approximate $11 - $15 million, including: replacement costs of $6-$8 million which are normal and recurring; upgrades of $2-$3 million which are normal and recurring; repair/programming costs of $2-$3 million and other costs of $1 million, will not be material to the Company's consolidated results of operations and financial position. The majority of the replacement and upgrade costs would have been incurred by the Company over time as part of its regular information system improvement process.

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

                           PART II. OTHER INFORMATION
                                 MASCOTECH, INC.

Items 1, 2, 3 and 5 are not applicable.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of stockholders was held on May 18, 1999 at which the stockholders voted upon the election of three nominees for Class II Directors; ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 1999; and a shareholder proposal requiring two candidates for each directorship to be filled at the annual meetings. The following is a tabulation of the votes.

               Election of Class II Directors

                                                      For        Withheld
               Peter A. Dow                       38,167,877     498,544
               Roger T. Fridholm                  38,149,333     517,088
               Frank M. Hennessey                 38,178,566     487,855

               Approval of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 1999

                                                           Abstentions and
                  For               Against                Broker Non-Votes
               38,546,162           78,939                      41,320

               Shareholder Proposal

                 For         Against      Abstentions     Broker Non-Votes

               2,981,420     29,210,249      725,275          5,749,477


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


               (A)  EXHIBITS:


               Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


               Exhibit 27     Financial Data Schedule


               (B)  REPORTS ON FORM 8-K:

               None.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      MASCOTECH, INC.
                                      (REGISTRANT)




DATE:      AUGUST 13, 1999            BY: /s/ Timothy Wadhams
     -----------------------------       --------------------------------------
                                           Timothy Wadhams
                                           Executive Vice President
                                           Finance and Administration
                                           (Principal financial officer
                                             and authorized signatory)

                                 MASCOTECH, INC.

                                  EXHIBIT INDEX



                                                                 SEQUENTIAL
EXHIBIT                                                           PAGE NO.
-------                                                           --------
Exhibit 12     Computation of Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock
                    Dividends                                        15

Exhibit 27     Financial Data Schedule                               16