Form 10-Q
period 1999-09-30
MASCOTECH INC
filed 1999-11-15
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
COMMISSION FILE NUMBER 1-12068


                                 MASCOTECH, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                             38-2513957
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


  21001 VAN BORN ROAD, TAYLOR, MICHIGAN                          48180
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)



                                 (313) 274-7405
-------------------------------------------------------------------------------
                               (TELEPHONE NUMBER)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          YES   X     NO
                              -----      -----


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                   SHARES OUTSTANDING AT
               CLASS                                  OCTOBER 29, 1999
------------------------------------               ---------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                     44,572,000

                                 MASCOTECH, INC.

                                      INDEX

                                                           PAGE NO.

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              September 30, 1999 and December 31, 1998         1

           Consolidated Condensed Statements of Income
              for the Three and Nine Months Ended
              September 30, 1999 and 1998                      2

           Consolidated Condensed Statement of
              Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998                3

           Notes to Consolidated Condensed Financial
              Statements                                     4-8

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    9-12

Part II. Other Information and Signature                   13-14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 MASCOTECH, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                             SEPTEMBER 30,     DECEMBER 31,
    ASSETS                                        1999             1998
    ------                                   -------------     ------------
Current assets:
    Cash and cash investments                 $   12,350       $   29,390
    Receivables                                  238,190          223,340
    Inventories                                  172,900          198,350
    Deferred and refundable income taxes          25,340           26,590
    Prepaid expenses and other assets             18,700           23,710
                                              ----------       ----------
              Total current assets               467,480          501,380

Equity and other investments in affiliates       106,700           93,560
Property and equipment, net                      712,040          678,130
Excess of cost over net assets of acquired
  companies                                      785,480          764,220
Notes receivable and other assets                 40,450           53,250
                                              ----------       ----------
              Total assets                    $2,112,150       $2,090,540
                                              ==========       ==========

    LIABILITIES
Current liabilities:
    Accounts payable                          $  107,260       $  114,830
    Accrued liabilities                          136,900          135,230
                                              ----------       ----------
              Total current liabilities          244,160          250,060

Convertible subordinated debentures              305,000          310,000
Long-term debt                                 1,069,360        1,078,240
Deferred income taxes and other long-term
  liabilities                                    200,280          198,360
                                              ----------       ----------
              Total liabilities                1,818,800        1,836,660
                                              ----------       ----------

    SHAREHOLDERS' EQUITY
Preferred stock, $1 par:
  Authorized: 25 million;
  Outstanding: None                                ---              ---
Common stock, $1 par:
  Authorized:  250 million;
  Outstanding: 44.6 and 45.8 million              44,580           45,780
Paid-in capital                                    ---             16,820
Retained earnings                                304,890          245,860
Accumulated other comprehensive loss             (17,040)          (7,460)
Less:  Restricted stock awards                   (39,080)         (47,120)
                                              ----------       ----------
              Total shareholders' equity         293,350          253,880
                                              ----------       ----------
              Total liabilities and
                shareholders' equity          $2,112,150       $2,090,540
                                              ==========       ==========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30               SEPTEMBER 30
                                               1999        1998          1999        1998
                                            ---------   ---------     ----------  ----------
Net sales                                   $ 399,300   $ 399,500     $1,284,470  $1,233,740
Cost of sales                                (299,960)   (299,350)      (955,420)   (912,130)
Selling, general and
  administrative expenses                     (51,030)    (51,160)      (163,430)   (151,090)
Gain (charge) for disposition of
  businesses, net                               ---         ---           26,550     (15,580)
Charge for asset impairment                     ---         ---          (17,510)      ---
                                            ---------   ---------     ----------  ----------

     Operating profit                          48,310      48,990        174,660     154,940
                                            ---------   ---------     ----------  ----------

Other income (expense), net:
   Interest expense                           (19,320)    (21,430)       (59,150)    (60,820)
   Equity and interest income
     from affiliates, net                       5,000       3,120         10,530       9,240
   Loss from change in investment
     of an equity affiliate                     ---         ---           (3,150)      ---
   Deferred gain recognized from
     disposition of business                    ---         ---            ---         7,000
   Other, net                                    (970)     (2,380)        (4,450)      3,560
                                            ---------   ---------     ----------  ----------
                                              (15,290)    (20,690)       (56,220)    (41,020)
                                            ---------   ---------     ----------  ----------

Income before income taxes                     33,020      28,300        118,440     113,920
Income taxes                                   12,820      11,510         48,270      34,570
                                            ---------   ---------     ----------  ----------

Net income                                  $  20,200   $  16,790     $   70,170  $   79,350
                                            =========   =========     ==========  ==========
Basic earnings per share                    $     .49       $ .38          $1.71       $1.80
                                            =========   =========     ==========  ==========
Diluted earnings per share                  $     .41       $ .33          $1.39       $1.47
                                            =========   =========     ==========  ==========
Cash dividends declared per share           $     .08       $ .07          $ .22       $ .13
                                            =========   =========     ==========  ==========
Cash dividends paid per share               $     .08       $ .07          $ .22       $ .19
                                            =========   =========     ==========  ==========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                         1999          1998
                                                      ----------    ----------
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  138,030    $  148,560
         (Increase) decrease in inventories               11,100        (9,890)
         (Increase) in receivables                       (21,350)      (11,690)
         Increase (decrease) in accounts payable
           and accrued liabilities                       (13,020)       29,240
         Decrease in marketable securities                 ---          43,430
         (Increase) decrease in prepaid expenses
           and other current assets                        6,510        (5,850)
         Other, net                                       (2,420)        6,550
                                                      ----------    ----------
            Net cash from operating activities           118,850       200,350
                                                      ----------    ----------

     FINANCING:
         Payment of debt                                 (35,190)     (400,620)
         Increase in debt                                 22,240     1,089,290
         Payment of common stock dividends                (9,900)       (8,920)
         Retirement of Company Common Stock              (19,530)      (36,150)
         Other, net                                          680       (12,670)
                                                      ----------    ----------
            Net cash from (used for) financing
               activities                                (41,700)      630,930
                                                      ----------    ----------

     INVESTMENTS:
         Capital expenditures                           (100,800)      (74,250)
         Cash received from sale of
           businesses, net                                90,470        25,020
         Acquisition of businesses, net of
           cash acquired                                 (87,670)     (864,420)
         Proceeds from redemptions of debt
           by affiliates                                   ---          80,500
         Other, net                                        3,810       (10,220)
                                                      ----------    ----------
            Net cash (used for) investing
               activities                                (94,190)     (843,370)
                                                      ----------    ----------

CASH AND CASH INVESTMENTS:
     (Decrease) for the nine months                     (17,040)      (12,090)
     At January 1                                         29,390        41,110
                                                      ----------    ----------
     At September 30                                  $   12,350    $   29,020
                                                      ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Net cash paid during the period for:

          Interest                                    $   70,420     $  55,380
                                                      ==========     =========

          Income taxes                                $   27,220     $  32,930
                                                      ==========     =========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Certain amounts for the year ended December 31, 1998 have been reclassified to conform to the presentation adopted in 1999.

B.       Inventories by component are as follows (in thousands):

                                              September 30,   December 31,
                                                  1999            1998
                                              ------------    ------------
            Finished goods                      $ 75,200        $ 87,810
            Work in process                       50,640          47,960
            Raw materials                         47,060          62,580
                                                --------        --------
                                                $172,900        $198,350
                                                ========        ========


C. Property and equipment, net reflects accumulated depreciation of $322 million and $313 million as at September 30, 1999 and December 31, 1998, respectively.

D.       The Company's total comprehensive income for the period was as follows:

                                           Three Months Ended  Nine Months Ended
                                              September 30       September 30
                                            1999       1998     1999      1998
                                           -------    -------  -------   -------
         Net income                        $20,200    $16,790  $70,170   $79,350
         Other comprehensive income (loss)   4,110      4,380   (9,580)    2,270
                                           -------    -------  -------   -------

           Total comprehensive income      $24,310    $21,170  $60,590   $81,620
                                           =======    =======  =======   =======

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

                                        Three Months Ended      Nine Months Ended
                                           September 30            September 30
                                        -------------------   ----------------------
                                          1999       1998        1999        1998
                                        --------   --------   ----------  ----------
REVENUES FROM EXTERNAL CUSTOMERS
Specialty Metal Formed Products         $197,880   $174,370   $  606,830  $  568,420
Towing Systems                            65,670     61,730      213,820     193,550
Specialty Fasteners                       58,800     53,820      180,940     168,110
Specialty Packaging & Sealing Products    50,440     53,820      163,950     167,290
Specialty Industrial Products             26,510     28,010       80,120      85,110
Companies Sold or Held for Sale            ---       27,750       38,810      87,500
                                        --------   --------   ----------  ----------
        Total                           $399,300   $399,500   $1,284,470  $1,269,980
                                        ========   ========   ==========  ==========

INTERSEGMENT REVENUES
Specialty Metal Formed Products         $  2,180   $  1,350   $    6,710  $    3,320
Towing Systems                             1,980      1,360        6,230       5,250
Specialty Fasteners                        1,020      1,510        2,590       2,610
Specialty Packaging & Sealing Products     ---        ---          ---       ---
Specialty Industrial Products                210        220          570         650
Companies Sold or Held for Sale            ---          570          930       2,150
                                        --------   --------   ----------  ----------
        Total                           $  5,390   $  5,010   $   17,030  $   13,980
                                        ========   ========   ==========  ==========

OPERATING PROFIT
Specialty Metal Formed Products         $ 24,860   $ 19,060   $   82,430  $   78,520
Towing Systems                             8,500      9,720       31,660      32,820
Specialty Fasteners                        7,370      8,580       23,780      29,690
Specialty Packaging & Sealing Products     9,420     11,480       29,770      31,880
Specialty Industrial Products              3,080      3,450        9,690      11,320
Companies Sold or Held for Sale            ---        1,690        4,390       8,750
                                        --------   --------   ----------  ----------
        Total                           $ 53,230   $ 53,980   $  181,720  $  192,980
                                        ========   ========   ==========  ==========

                                        Three Months Ended      Nine Months Ended
                                           September 30            September 30
                                        -------------------   ----------------------
                                          1999       1998        1999        1998
                                        --------   --------   ----------  ----------
REVENUES FROM EXTERNAL CUSTOMERS
Revenues from external customers
 for reportable segments                $399,300   $399,500   $1,284,470  $1,269,980
TriMas sales prior to acquisition          ---        ---          ---       (36,240)
                                        --------   --------   ----------  ----------
        Total net sales                 $399,300   $399,500   $1,284,470  $1,233,740
                                        ========   ========   ==========  ==========

OPERATING PROFIT
Total operating profit for reportable
 segments                               $ 53,230   $ 53,980   $  181,720  $  192,980
General corporate expenses                (4,920)    (4,990)     (16,100)    (17,510)
Net gain (charge) on disposition
 of businesses                             ---        ---         26,550     (15,580)
Charge for asset impairment                ---        ---        (17,510)      ---
TriMas operating profit prior to
 acquisition                               ---        ---          ---        (4,950)
                                        --------   --------   ----------  ----------
        Total operating profit          $ 48,310   $ 48,990   $  174,660  $  154,940
                                        ========   ========   ==========  ==========

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

I. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                     -------------------   -------------------
                                       1999       1998       1999       1998
                                     --------   --------   --------   --------
Weighted average number of
  shares outstanding                   41,280     43,920     41,120     43,980
                                     ========   ========   ========   ========

  Earnings used for basic earnings
    per share computation            $ 20,200   $ 16,790   $ 70,170   $ 79,350
                                     ========   ========   ========   ========

Basic earnings per share             $    .49   $    .38   $   1.71   $   1.80
                                     ========   ========   ========   ========

Total shares used for basic earnings
  per share computation                41,280     43,920     41,120     43,980
Dilutive securities:
  Stock options                           610      1,000        590      1,260
  Convertible debentures                9,840     10,000      9,840     10,000
  Contingently issuable shares          3,570      3,940      3,760      3,760
                                     --------   --------   --------   --------
  Total shares used for diluted
    earnings per share computation     55,300     58,860     55,310     59,000
                                     ========   ========   ========   ========

Earnings used for basic earnings
  per share computation              $ 20,200   $ 16,790   $ 70,170   $ 79,350
Add back of debenture interest          2,340      2,380      6,970      7,140
                                     --------   --------   --------   --------
  Earnings used for diluted
    earnings per share computation   $ 22,540   $ 19,170   $ 77,140   $ 86,490
                                     ========   ========   ========   ========

Diluted earnings per share           $    .41   $    .33   $   1.39   $   1.47
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

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)


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

L. In August 1999, the Company acquired Windfall Products, a St. Marys, Pennsylvania based manufacturer of transportation-related powder metal components. The acquisition was accounted for as a purchase with a purchase price, net of cash acquired, of approximately $88 million and results are included from date of acquisition. The excess of purchase price over fair value approximated $49 million and will be amortized over 40 years.

                                 MASCOTECH, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MascoTech sales for the third quarter 1999 of $399 million were equal to third quarter 1998 sales. Income in the third quarter 1999 increased 20 percent to $20.2 million or $.41 per share, compared with $16.8 million or $.33 per share in 1998.

         Excluding the 1998 sales contribution from the Company's aftermarket-related businesses which were sold in early 1999, third quarter 1999 sales, aided by acquisitions, would have increased approximately seven percent. Results for the third quarter 1999 were favorably impacted by lower interest expense and increased equity earnings from affiliates as compared with third quarter 1998. Results for third quarter 1998 included a $1.2 million loss related to marketable securities.

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

         The following information related to sales, operating profit and margins is presented on a pro forma basis, as though MascoTech and TriMas, which was acquired January 22, 1998, were combined for the nine and three month periods ended September 30, 1999 and 1998 and excludes the unusual pre-tax income and charges mentioned above.

              Sales for the Company's Specialty Metal Formed products increased 13 percent in the third quarter 1999 as compared to 1998, reflecting new product launches and increased automotive production. Sales for the Company's Tubular operations and constant velocity joints for aftermarket applications exceeded 1998 levels, the first favorable quarter-to-quarter comparison for these products in some time. Excluding Tubular product sales, Specialty Metal Formed products sales in North America increased 17 percent.

              Aided by acquisitions, Specialty Fastener sales increased nine percent in the third quarter of 1999 as compared with 1998. This segment continues to be negatively impacted by reduced demand for aerospace, off-highway and agricultural fasteners and reductions in customer inventory levels. Sales of Towing System products increased six percent in the third quarter 1999 as compared with 1998. Third quarter 1999 sales for Specialty Packaging and Sealing Products declined six percent as a ten percent increase in sales of closures and dispensing systems was offset by a 30 percent decline in sales of compressed gas cylinders principally as a result of global economic conditions and a 14 percent decline in sales of specialty gaskets and related products principally as a result of reduced activity in the oil and gas industry. Sales of Specialty Industrial products were down five percent in the third quarter 1999 from 1998 levels.

              Sales for the nine months ended September 30, 1999 would have increased slightly to $1.28 billion from $1.27 billion in 1998. Sales for the nine months ended September 30, 1999, excluding the impact of the disposition of the Company's aftermarket-related businesses and including recent acquisitions, would have increased approximately five percent. Operating profit after general corporate expense for the nine months ended September 30, 1999 and 1998 would have been approximately $166 million and $174 million, respectively. For the nine month period ended September 30, 1999, sales of Specialty Metal Formed products and Towing Systems increased seven and ten percent, respectively, as compared with 1998. Aided by acquisitions, sales for Specialty Fasteners increased eight percent while Specialty Packaging and Sealing declined two percent in 1999 as compared to 1998. Sales for Specialty Industrial products declined six percent in 1999 from 1998 levels.

                                 MASCOTECH, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


              Operating margins approximated 12.1 percent and 12.3 percent for the quarters ended September 30, 1999 and 1998, respectively. Margins continue to be negatively impacted by sales declines for certain products including cylinder, certain fastener applications, and certain products impacted by oil and gas prices. In addition, start up costs related to the launch of new products, operating inefficiencies at certain manufacturing facilities related to interruptions in electrical service due to unseasonably warm weather conditions and a new manufacturing facility also negatively impacted operating performance.

         The Company's effective tax rate for the quarter ended September 30, 1999 was 39 percent. This estimated rate reflects a slight reduction in the expected tax rate for 1999 as a result of a decrease in the estimate of foreign income as a percent of the Company's total income. Foreign income is normally taxed at rates in excess of the U. S. statutory rate.

         The Board of Directors declared a dividend of $.08 per common share, payable on November 15, 1999, to shareholders of record on October 15, 1999. The Company purchased and retired in the nine month period ended September 30, 1999 approximately one million shares of Company Common Stock pursuant to an outstanding Board of Directors authorization.

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

Year 2000

         The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment that have date- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar business activities.

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

Items 1, 2, 3, 4 and 5 are not applicable.


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


                                          MASCOTECH, INC.
                                           (REGISTRANT)



DATE:      NOVEMBER 15, 1999           BY: /s/ Timothy Wadhams
     --------------------------           --------------------------------------
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