Form 10-K405
period 1999-12-31
MASCOTECH INC
filed 2000-03-29
CIK 745448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-12068
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

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 15, 2000 (BASED ON THE CLOSING SALE PRICE OF $12 1/8 OF THE REGISTRANT'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $358,103,000.

     NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 15, 2000:

          44,689,000 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
       PART I
 1.    Business....................................................    2
 2.    Properties..................................................    6
 3.    Legal Proceedings...........................................    7
 4.    Submission of Matters to a Vote of Security Holders.........    7
       Supplementary Item. Executive Officers of Registrant........    8

       PART II
 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................    9
 6.    Selected Financial Data.....................................   10
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   11
 8.    Financial Statements and Supplementary Data.................   17
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   43

       PART III
10.    Directors and Executive Officers of the Registrant..........   43
11.    Executive Compensation......................................   43
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   43
13.    Certain Relationships and Related Transactions..............   43

       PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   44
       Signatures..................................................   47

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

BACKGROUND

     MascoTech was incorporated in Delaware in 1984 as a wholly-owned subsidiary of Masco Corporation, which in May 1984 transferred its industrial businesses to MascoTech. The Company became a separate public company in July, 1984 when Masco Corporation distributed shares of Company common stock as a special dividend to its stockholders. Masco Corporation currently owns approximately 17 percent of the Company's common stock.

     In early 1997, the Company completed the sale of its engineering and technical services businesses to MSX International, Inc. As part of that transaction, the Company acquired an approximate 45 percent common equity interest in MSX International, Inc. See "Equity Investments -- Other Equity Investments," elsewhere in Item 1 of this Report. In 1999, the Company completed the planned sale of certain of its automotive aftermarket businesses and vacuum metalizing operation for total proceeds of approximately $105 million. Pursuant to a plan adopted in 1999, the Company's specialty tubing business was sold for approximately $6 million in January 2000. The cash portion of the proceeds from these sales was applied to reduce the Company's indebtedness. The disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses are included in the results of continuing operations through the respective dates of disposition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Businesses," included in Item 7 of this Report.

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all of the outstanding shares of TriMas not already owned by the Company for approximately $920 million. In connection with the TriMas acquisition, the Company entered into a $1.3 billion credit facility which is collateralized by a pledge of the stock of TriMas. See the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

     During 1999, the Company acquired Windfall Products, Inc., a manufacturer of transportation-related components that utilizes powder metal technology, significantly expanding the Company's powder metal manufacturing operations.

OPERATING SEGMENTS

     The following table sets forth for the three years ended December 31, the net sales and operating profit for MascoTech's operating segments. Information for 1998 is presented on a pro forma basis, as though TriMas had been acquired at January 1, 1998.

                                                                             (IN THOUSANDS)
                                                                   NET SALES(1)
                                                       ------------------------------------
                                                          1999          1998         1997
                                                       ----------    ----------    --------
Specialty Metal Formed Products....................    $  817,000    $  760,000    $711,000
Towing Systems.....................................       260,000       238,000       --
Specialty Fasteners................................       241,000       226,000      44,000
Specialty Packaging and Sealing Products...........       216,000       223,000       --
Specialty Industrial Products......................       107,000       110,000      37,000
Companies Sold or Held for Sale....................        39,000       115,000     130,000
                                                       ----------    ----------    --------
                                                       $1,680,000    $1,672,000    $922,000
                                                       ==========    ==========    ========

                                                            OPERATING PROFIT(2)(3)(4)
                                                       ------------------------------------
                                                          1999          1998         1997
                                                       ----------    ----------    --------
Specialty Metal Formed Products....................    $  112,000    $  106,000    $ 88,000
Towing Systems.....................................        37,000        34,000       --
Specialty Fasteners................................        35,000        38,000       8,000
Specialty Packaging and Sealing Products...........        41,000        46,000       --
Specialty Industrial Products......................        14,000        16,000       7,000
Companies Sold or Held for Sale....................         4,000        12,000      16,000
                                                       ----------    ----------    --------
                                                       $  243,000    $  252,000    $119,000
                                                       ==========    ==========    ========

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

     Additional financial information concerning the Company's operations by operating segments as of and for the three years ended December 31, 1999 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

     Advanced technology plays a significant role in MascoTech's businesses and in the design, engineering and manufacturing of many of its products. Products are manufactured utilizing a variety of metalworking and other process technologies. Although published industry statistics are not available, the Company believes that it is a leading independent producer of many of the component parts that it produces using cold, warm or hot forming processes. The Company manufactures a broad range of semi-finished components, subassemblies and assembled products for the original equipment and aftermarket segments of the global transportation industry. Approximately 85 percent of the Company's 1999 sales were from operations involving metalworking technologies, including cold, warm or hot metal forming, and machining and fabricating. The Company provides components and products for which reliability, quality and certainty of supply are major factors in customers' selection of suppliers.

     The Company manufactures specialty metal formed products for engine and drivetrain applications, including semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles and front wheel drive components. The Company's metal formed products are manufactured using various process technologies, including cold, warm and hot forming, powder metalworking, value-added machining and tubular steel fabricating. The Company believes that its recent acquisition of Windfall Products, Inc. has reinforced its position as a leading U. S. producer of powder metal components. The Company believes that its metal forming technologies provide cost-competitive, high-performance, quality components required to meet the increasing demands of the automotive and truck markets it serves.

     Approximately 46 percent of the Company's 1999 sales were of original equipment automotive products and services. Sales to original equipment manufacturers are made through factory sales personnel and independent sales representatives. During 1999, sales to various divisions and subsidiaries of New Venture Gear, Inc. accounted for approximately 12 percent of the Company's net sales.

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

     The Company also manufactures specialty packaging and sealing products, including industrial and consumer container closures and dispensing products primarily for the chemical, agricultural, refining, food, petrochemical and health care industries; high-pressure seamless compressed gas cylinders primarily used for shipping, storing and dispensing oxygen, nitrogen, argon and helium and a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries; and specialty industrial gaskets for refining, petrochemical and other industrial applications. Sales of specialty packaging and sealing products are made by the Company's own sales staff primarily to container manufacturers, industrial gas producers, refineries and independent distributors.

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

GENERAL INFORMATION CONCERNING OPERATING SEGMENTS

     No material portion of MascoTech's business has special working capital requirements. Sales by the Company's Towing Systems segment are generally stronger during the spring and summer periods; no other operating segment experiences significant seasonal fluctuation in its business. The Company does not consider backlog orders to be a material factor in its operating segments. Except as noted above under "Operating Segments," no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position.

See, however, "Legal Proceedings," included as Item 3 of this Report, for a discussion of certain pending proceedings concerning environmental matters. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company has operations located in Australia, Brazil, Canada, Czech Republic, England, Germany, Italy, Mexico and Spain. Products manufactured by the Company outside of the United States include forged automotive component parts, constant-velocity joints, specialty packaging and sealing products and towing systems products. See the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report for a discussion of the Company's foreign operations and export sales.

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

     Titan International, Inc.

     The Company owns approximately 16 percent of the outstanding common stock of Titan International, Inc. ("Titan"). Titan is a manufacturer of wheels, tires and other products for agricultural, construction and other off-highway equipment markets. Titan's sales for the year ended December 31, 1999 were approximately $588 million.

     Delco Remy International, Inc.

     In December 1997, Delco Remy International, Inc. ("DRI") completed an initial public offering of its common stock, reducing the Company's equity ownership interest to approximately 12 percent on a fully diluted basis (the Company currently owns approximately 17 percent of the voting common stock). DRI is a manufacturer of automotive electric motors and other components. DRI's sales for the year ended July 31, 1999 were approximately $954 million.

     Other Equity Investments

     In addition to its equity investments in the publicly traded affiliates described in the preceding paragraphs, the Company has investments in privately held companies, including MSX International, Inc., a provider of technology-based business services and product development services. MSX International, Inc. was formed in 1997 by an investor group consisting of the Company, Citicorp Venture Capital, Ltd. and the senior management of MSX International to purchase the assets of the Company's engineering and technical services businesses. The Company also has investments in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components, and in Qualitor, Inc., a supplier of automotive aftermarket products.

PATENTS AND TRADEMARKS

     The Company holds a number of patents, patent applications, licenses, trademarks and trade names. The Company considers its patents, patent applications, licenses, trademarks and trade names to be valuable, but does not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on the Company's operating segments or on its present business as a whole.

COMPETITION

     The major domestic and foreign markets for the Company's products are highly competitive. Competition is based primarily on price, product engineering, performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. The Company's global competitors include a large number of other well-established independent manufacturers as well as certain customers who have their own internal manufacturing capabilities. Although a number of companies of varying size compete with the Company, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines and services.

EMPLOYEES

     The Company employs approximately 9,500 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following list sets forth the location of the Company's principal manufacturing facilities and identifies the principal operating segment utilizing such facilities.

California..................   Commerce (4)
Illinois....................   Wheeling (4) and Wood Dale (4)
Indiana.....................   Auburn (5), Elkhart (2)(2), Fort Wayne (1),
                               Frankfort (4), Goshen (2), North Vernon (1) and
                               Peru (2)(2)
Louisiana...................   Baton Rouge (5)
Massachusetts...............   Plymouth (3)
Michigan....................   Canton (1) (2), Detroit (1) (4), Farmington Hills
                               (1), Fraser (1), Green Oak Township (1), Hamburg
                               (1), Livonia (4), Royal Oak (1), Troy (1), Warren
                               (1) (3) (3) and Ypsilanti (4)
New Jersey..................   Edison (3) and Netcong (3)
Ohio........................   Canal Fulton (1), Lakewood (4), Minerva (1),
                               Newburgh Heights (4) and Port Clinton (1)
Oklahoma....................   Tulsa (3)
Pennsylvania................   Ridgway (1) (1) and St. Marys (1)
Texas.......................   Houston (5) and Longview (5)
Wisconsin...................   Mosinee (2) and West Bend (2)
Australia...................   Hampton Park, Victoria (2), Rhodes, New South
                               Wales (2) and Wakerley, Queensland (2)
Brazil......................   Sao Paolo(1)
Canada......................   Fort Erie (5) and Oakville (2), Ontario
Czech Republic..............   Oslavany (1)
England.....................   Leicester (5) and Wolverhampton (1)
Germany.....................   Neunkirchen (5), Nurnberg (1) and Zell am
                               Harmersbach (1)
Italy.......................   Poggio Rusco (1) and Valmadrera (5)
Mexico......................   Mexico City (5) and Ramos Arispe (1)
Spain.......................   Almusaffes (1)

     Operating segments in the preceding table are identified as follows: (1) Specialty Metal Formed Products, (2) Towing Systems, (3) Specialty Industrial Products, (4) Specialty Fasteners and (5) Specialty Packaging and Sealing Products. Multiple footnotes to the same municipality denote separate facilities in that location.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).

                                                                                          OFFICER
NAME                                                    POSITION                    AGE    SINCE
----                                                    --------                    ---   -------
Richard A. Manoogian.................  Chairman of the Board                        63     1984
Frank M. Hennessey...................  Vice Chairman and Chief Executive Officer    61     1998
Lee M. Gardner.......................  President and Chief Operating Officer        53     1992
Timothy Wadhams......................  Executive Vice President, Finance and
                                       Administration, and Chief Financial
                                       Officer                                      51     1984
William T. Anderson..................  Vice President and Controller                52     1998
Eugene A. Gargaro, Jr. ..............  Secretary                                    57     1984
David B. Liner.......................  Vice President and General Counsel and
                                       Assistant Secretary                          44     1997
James F. Tompkins....................  Treasurer and Assistant Secretary            44     1998

     Executive officers are elected to a term of one year or less and serve at the discretion of the Board of Directors. Each elected executive officer has been employed in a managerial capacity with the Company for over five years, except Messrs. Hennessey and Liner. Prior to joining MascoTech in 1998, Mr. Hennessey served Masco Corporation for more than five years in various managerial positions and most recently as Executive Vice President. He continues to provide services to Masco Corporation as a part-time employee (for no more than 20 percent of his time) in connection with matters with which he was involved as Executive Vice President of Masco Corporation. Mr. Liner had served as Associate Corporate Counsel of Masco Corporation for more than five years prior to joining the Company in 1997 as its Vice President and Corporate Counsel. He was elected to his current position in September, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MSX." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NYSE Composite Tape and Common Stock dividends declared for the periods indicated:

                                                                 DIVIDENDS
                                                HIGH     LOW     DECLARED
                                               ------   ------   ---------
1998
First Quarter................................  $23 1/4  $17 11/16     --(1)
Second Quarter...............................  $26 7/16 $22 5/16   $.06
Third Quarter................................  $24 1/8  $16 1/4     .07
Fourth Quarter...............................  $18 3/4  $15 1/4     .07
                                                                   ----
                                                                   $.20
                                                                   ====

                                                                   DIVIDENDS
                                                HIGH       LOW     DECLARED
                                               ------     ------   ---------
1999
First Quarter................................  $17        $14        $.07
Second Quarter...............................  $17 3/4    $15 1/8     .07
Third Quarter................................  $17 11/16  $15 9/16    .08
Fourth Quarter...............................  $17 1/16   $10 5/8     .08
                                                                     ----
                                                                     $.30
                                                                     ====

(1) A dividend of $.06 per share declared in the fourth quarter of 1997 was paid in the first quarter of 1998.

     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors. In addition, certain of the Company's long-term debt instruments contain provisions that restrict the dividends that the Company may pay on its capital stock. Under the most restrictive of these provisions, approximately $26 million would have been available at December 31, 1999 for the payment of cash dividends and the acquisition of Company stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Position and Liquidity," included in Item 7 of this Report and the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

     On March 15, 2000, there were 3,892 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                          1999          1998          1997          1996          1995
                       ----------    ----------    ----------    ----------    ----------
Net sales............  $1,679,690    $1,635,500    $  922,130    $1,281,220    $1,678,210
From continuing
  operations before
  accounting change:
     Income..........  $   92,430    $   97,470    $  115,240    $   39,920    $   59,190
     Earnings per
        common
        share........       $1.84         $1.83         $2.12          $.50          $.81
Dividends declared
  per common share...       $ .30         $ .20         $ .28          $.18          $.11
At December 31:
  Total assets.......  $2,101,270    $2,090,540    $1,144,680    $1,202,840    $1,421,720
  Long-term debt.....  $1,372,890    $1,388,240    $  592,000    $  752,400    $  701,910

     Results in 1999 include the completion of the sale of the Company's aftermarket-related and vacuum metalizing businesses which resulted in a pre-tax gain of approximately $26 million.

     Results in 1999 include a non-cash pre-tax charge of approximately $17.5 million related to impairment of certain long-lived assets, which included its hydroforming equipment and related intellectual property.

     Results in 1999 include pre-tax charges aggregating approximately $18 million, principally related to the closure of a plant, the sale of a business and the decline in value of equity affiliates.

     Results in 1998 include sales and operating profits from TriMas Corporation, which was purchased in January 1998.

     Results for 1998 include a pre-tax charge related to the disposition of certain businesses aggregating approximately $41 million. In addition, the Company recorded a pre-tax gain of approximately $25 million related to the receipt of additional consideration based on the operating performance of the Company's stamping businesses sold in 1996. Also, the Company recognized a gain (deferred at time of sale pending receipt of cash) of $7 million pre-tax related to the disposition of the Company's Technical Services Group in 1997.

     Results for 1997 include pre-tax gains approximating $83 million principally related to the sale by the Company of its common stock holdings of an equity affiliate, gains from the Company's marketable securities portfolio and income resulting from equity transactions by affiliates. These gains were partially offset by costs and expenses of approximately $24 million pre-tax related to plant closure costs, the Company's share of special charges recorded by equity affiliates, write-off of deferred charges and employee termination and other expenses.

     Results for 1996 include an after-tax charge of approximately $26 million related to the sale of MascoTech Stamping Technologies, Inc. ("MSTI").

     Results for 1995 include net gains of approximately $5 million pre-tax related to the dispositions of businesses, and a gain of approximately $5 million pre-tax resulting from the issuance of stock through a public offering by an equity affiliate.

     Income from continuing operations before accounting change attributable to common stock was $92.4 million, $97.5 million, $109.0 million, $27.0 million and $46.2 million after preferred stock dividends in 1999, 1998, 1997, 1996 and 1995, respectively.

     Earnings per common share, from continuing operations before accounting change, are presented on a diluted basis. Basic earnings per common share, from continuing operations before accounting change, were $2.25, $2.23, $2.70, $.54 and $.85 in 1999, 1998, 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CORPORATE DEVELOPMENT

     RECENT DEVELOPMENTS

     In August 1999, the Company acquired a manufacturer of transportation-related powder metal components with annual sales of approximately $80 million. This business complements the Company's specialty metal formed businesses.

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

     SHARE REPURCHASE

     In late 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to acquire 10 million shares of MascoTech common stock, for approximately $266 million. In addition, as part of this transaction, Masco Corporation also agreed that MascoTech will have the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares prior to September 30, 2000. At December 31, 1999, Masco Corporation owned approximately 17 percent of the MascoTech common stock outstanding.

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

     In mid-1998, the Company adopted a plan to sell certain of its aftermarket-related businesses and its vacuum metalizing operation and recorded a pre-tax loss of approximately $41 million. In early 1999, the Company completed the sale of these businesses for total proceeds aggregating approximately $105 million, consisting of cash of $90 million, a note receivable of $6 million and retained equity interests in the ongoing businesses. The Company recognized a pre-tax gain of approximately $26 million related to the disposition of these businesses.

     The businesses sold had net sales of $39 million, $115 million and $130 million in 1999, 1998 and 1997, respectively, and operating profit of $4 million, $12 million and $16 million in 1999, 1998 and 1997, respectively.

     In 1999, the Company adopted a plan to sell its specialty tubing business, resulting in a pre-tax loss of approximately $7 million and an after-tax gain of approximately $5.5 million, due to the tax basis in the net assets of the business exceeding book carrying values. This business, which had annual sales of approximately $14 million, was sold in January 2000 for proceeds of approximately $6 million.

PROFIT MARGINS

     Operating profit margins, excluding net charges in 1999 and 1998 and net gains in 1997, were approximately 13.0 percent in 1999, 13.6 percent in 1998 and
10.5 percent in 1997. Operating profit margin in 1999 was negatively impacted by decreased sales for certain products including tubular, aftermarket constant-velocity joints, cylinders, certain fastener applications including aerospace, agricultural and off-highway, and certain products impacted by oil and gas prices. Margins were also negatively impacted by higher than expected costs associated with capacity expansions, launches of new product and process capabilities and other growth initiatives. In addition, margins were hampered by disruptions associated with the integration of acquisitions, the divestiture of businesses and the restructuring of certain operations.

CASH FLOWS AND CAPITAL EXPENDITURES

     Net cash flows from operating activities decreased to approximately $153 million in 1999 from approximately $200 million in 1998. In 1998, net cash from operating activities included approximately $46 million from the liquidation of marketable securities.

     Reflecting the favorable long-term prospects for MascoTech, the Company's Board of Directors authorized in 1994 the repurchase of 10 million shares of Company Common Stock and Convertible Preferred Stock (converted into common stock in 1997). This repurchase authorization was completed in 1998 and the Board of Directors in late 1998 authorized an additional repurchase of five million shares of Company Common Stock. During 1998, the Company repurchased 3.6 million shares for approximately $64 million, including .4 million shares pursuant to the 1998 Board authorization. The Company repurchased and retired approximately 1.3 million shares of its common stock in 1999.

     The Company in 1999 increased the quarterly dividend on its common stock to $.08 per share from $.07.

     Capital expenditures in 1999 were approximately $136 million as compared with $106 million and $55 million in 1998 and 1997, respectively. The increase in capital expenditures from 1998 is related to product line extensions, capacity expansions and expenditures for new advanced manufacturing technologies. The increase in capital expenditures from 1997 is principally related to the businesses acquired in 1998.

INVENTORIES

     The Company's investment in inventories for its businesses decreased to approximately $184 million at December 31, 1999 as compared with $198 million in 1998. The decrease is principally the result of the disposition of the aftermarket-related businesses and vacuum metalizing operation.

FINANCIAL POSITION AND LIQUIDITY

     In connection with the TriMas acquisition in January 1998, the Company entered into a new $1.3 billion credit facility. The Company's credit facility includes a $500 million term loan and an $800 million revolver, both of which terminate in 2003. The interest rates applicable to the credit facility are principally at alternative floating rates which approximated seven percent at December 31, 1999. Interest rate swap agreements covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately seven percent, including the current borrowing spread under the Company's revolving credit agreement. The credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of these provisions, approximately $26 million would have been available at December 31, 1999 for the payment of cash dividends and the acquisition of Company stock.

     Although the Company incurred increased debt with the purchase of TriMas, the Company's interest coverage ratio and debt to cash flow ratio remain strong. The Company expects that its ratio of debt to total debt plus equity will improve from the operating performance of its businesses and from the disposition of certain financial assets. The Company's financial assets include equity ownership positions in two publicly traded companies with an aggregate carrying value of approximately $56 million.

     On September 30, 1997, the Company exchanged its equity holdings in Emco Limited and approximately $46 million in cash to Masco Corporation to satisfy the indebtedness to Masco incurred in 1996 in connection with the Company's purchase and retirement of certain of its common shares and warrants held by Masco.

     At December 31, 1999, current assets, which aggregated approximately $470 million, were approximately two times current liabilities. Additional borrowings available under the Company's revolving credit agreement and otherwise, anticipated internal cash flows, and to the extent necessary, future financings in the financial markets are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, capital expansion programs and other investment needs subject to compliance with bank covenants.

GENERAL FINANCIAL ANALYSIS

     1999 VERSUS 1998

     Sales increased approximately three percent in 1999 from 1998. Sales, excluding the impact of the sale of the aftermarket-related and vacuum metalizing businesses, aided by acquisitions, would have increased approximately eight percent in 1999 over 1998.

     Net income in 1999 was $92.4 million or $1.84 per common share. Results in 1999 include a net gain of $14.4 million pre-tax related to the sale of the aftermarket-related and vacuum metalizing businesses partially offset by charges related to the disposition of certain other operations and a plant closure. In addition, 1999 results include charges of approximately $17.5 million pre-tax related to impairment of certain long-lived assets, which include the Company's hydroforming equipment and related intellectual property. Other income and expense was negatively impacted by pre-tax charges aggregating approximately $5.2 million (net of $1 million of nonrecurring income) which were principally related to equity affiliate investments. Excluding these gains and the charges, net income in 1999 would have been approximately $89 million or $1.78 per common share.

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

     The following information is presented on a pro forma basis as though TriMas was acquired on January 1, 1998 and excludes the unusual pre-tax income and charges mentioned above.

          Sales for the Company's Specialty Metal Formed Products, aided by acquisitions, increased approximately eight percent in 1999 as compared to 1998. Towing Systems sales increased approximately nine percent. Sales of Specialty Fasteners, aided by acquisitions, increased approximately seven percent. Sales of Specialty Packaging and Sealing Products declined approximately three percent as a 15 percent increase in sales of closures and dispensing systems was offset by a 25 percent decline in sales of compressed gas cylinders principally as a result of market conditions and an 11 percent decline in sales of specialty gaskets and related products principally as a result of reduced activity in the oil and gas industry. Sales of Specialty Industrial Products declined approximately three percent from 1998 levels.

          Operating margins approximated 13.0 percent and 13.5 percent for the years ended December 31, 1999 and 1998, respectively. Margins were negatively impacted by sales declines for certain products and start-up costs related to the launch of new products and new manufacturing facilities.

          Operating margins in 1999 for the Company's Specialty Metal Formed Products and Towing Systems approximated 1998 levels. Operating margins for Specialty Fasteners declined from 16.8 percent in 1998 to 14.5 percent in 1999 principally due to reduced sales for aerospace, agricultural, off-highway and certain other fastener applications. Operating margins for Specialty Packaging and Sealing Products declined from 20.6 percent in 1998 to 19.0 percent in 1999 due to sales declines resulting from decreased demand for compressed gas cylinders and specialty gaskets as a result of depressed market conditions. Specialty Industrial Products profit margins were down slightly in 1999 versus 1998.

     The unusual relationship between income before taxes and income taxes relates to the unusual gains and charges discussed above. Excluding the impact of the unusual gains and charges for the full year, 1999 would result in an effective tax rate of approximately 40 percent.

     Other income (expense), net in 1999 was expense of $76 million as compared with $62 million of expense in 1998. Results for 1999 include pre-tax charges principally related to equity affiliate investments aggregating approximately $5 million, net of $1 million of nonrecurring income. Results for 1998 benefitted from a gain (deferred at time of sale pending receipt of cash) of $7 million pre-tax related to the disposition of the Company's Technical Services Group in 1997 and gains of approximately $3 million pre-tax from the Company's marketable securities portfolio.

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

          Sales of Specialty Metal Formed Products increased approximately six percent in 1998 as compared to 1997. Towing Systems sales, driven by demand for new products, increased by 13 percent over 1997 levels. Sales of Specialty Packaging and Sealing Products and Specialty Fasteners, aided by acquisitions, increased modestly in 1998. Sales of Specialty Industrial Products approximated 1997 levels. Sales for certain of the Company's aftermarket-related businesses that were being held for sale declined by 13 percent.

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

          Operating margins in 1998 for the Company's Specialty Fasteners, Towing Systems, Specialty Packaging and Sealing Products and Specialty Industrial Products approximated or slightly exceeded 1997 levels, while operating margins for aftermarket-related products decreased in 1998 from 1997 principally as a result of decreased sales volumes.

          Operating margins on a pro forma basis including increased amortization expense and before general corporate expense and gain (charge) on dispositions approximated 15 percent for the years 1998 and 1997.

     The Company's lower effective tax rate for 1998 is the result of the recognition of a non-taxable gain from the sale of MSTI and tax benefits from additional tax losses in excess of book losses related to the disposition of certain businesses. On a pro forma basis, excluding both the gain and charge, the effective tax rate would approximate 40 percent. The Company, through acquisitions and growth, has increased its foreign presence, principally in Europe. In the future, if the Company's foreign operations contribute an increased percentage of pre-tax income, the Company's effective tax rate could increase as a result of higher foreign tax rates versus the U.S. domestic tax rate.

OTHER MATTERS

     YEAR 2000

     The Company did not experience any significant disruptions to its operating systems or lose any revenues as a result of the date change to year 2000.

     The Company has in place an internal review team that has been and is continuing to address the Year 2000 issues that encompass operating and administrative areas of the Company. Also, executive management and the Board of Directors continue to monitor the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and the development of remediation plans, where necessary, as they relate to internally used software, computer hardware and the use of computer applications in the Company's manufacturing processes. Additionally, contingency plans were designed to address either internal or external Year 2000 problems.

     The cost of Year 2000 compliance for the Company approximated $12 million, including: replacement costs of $7 million which are normal and recurring; upgrades of $2 million which are normal and recurring; repair/programming costs of $2 million; and other costs of $1 million, which are not material to the Company's consolidated results of operations, financial position or cash flow. The majority of the replacement and upgrade costs would have been incurred by the Company over time as part of its regular information system replacement process.

FORWARD-LOOKING STATEMENTS

     This discussion and other sections of this Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ significantly from the results discussed in such forward-looking statements. Readers should consider that various factors may affect the Company's ability to attain the projected performance, including: conditions within the markets in which the Company competes, the cyclical nature of the automobile industry in general, changes in the costs of raw materials, labor relations of the Company and certain of its customers, the ability to supply new and existing products on a timely, cost-effective basis, financial results of the Company's equity investments and general economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  of MascoTech, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of MascoTech, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 25, 2000

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                               1999              1998
                                                          --------------    --------------
Current assets:
  Cash and cash investments...........................    $    4,490,000    $   29,390,000
  Receivables.........................................       218,960,000       223,340,000
  Inventories.........................................       183,600,000       198,350,000
  Deferred and refundable income taxes................        46,750,000        26,590,000
  Prepaid expenses and other assets...................        16,320,000        23,710,000
                                                          --------------    --------------
           Total current assets.......................       470,120,000       501,380,000
Equity and other investments in affiliates............       110,730,000        93,560,000
Property and equipment, net...........................       722,680,000       678,130,000
Excess of cost over net assets of acquired
  companies...........................................       759,330,000       764,220,000
Notes receivable and other assets.....................        38,410,000        53,250,000
                                                          --------------    --------------
           Total assets...............................    $2,101,270,000    $2,090,540,000
                                                          ==============    ==============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................    $  114,490,000    $  114,830,000
  Accrued liabilities.................................       113,910,000       135,230,000
                                                          --------------    --------------
           Total current liabilities..................       228,400,000       250,060,000
Convertible subordinated debentures...................       305,000,000       310,000,000
Other long-term debt..................................     1,067,890,000     1,078,240,000
Deferred income taxes.................................       100,680,000        88,140,000
Other long-term liabilities...........................        98,920,000       110,220,000
                                                          --------------    --------------
           Total liabilities..........................     1,800,890,000     1,836,660,000
                                                          --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par:
     Authorized: 25 million;
     Outstanding: None................................          --                --
  Common stock, $1 par:
     Authorized: 250 million;
     Outstanding: 44.6 million and 45.8 million.......        44,640,000        45,780,000
  Paid-in capital.....................................          --              16,820,000
  Retained earnings...................................       324,290,000       245,860,000
  Accumulated other comprehensive loss................       (24,870,000)       (7,460,000)
  Less: Restricted stock awards.......................       (43,680,000)      (47,120,000)
                                                          --------------    --------------
           Total shareholders' equity.................       300,380,000       253,880,000
                                                          --------------    --------------
           Total liabilities and shareholders'
             equity...................................    $2,101,270,000    $2,090,540,000
                                                          ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                              1999              1998             1997
                                         ---------------   ---------------   -------------
Net sales..............................  $ 1,679,690,000   $ 1,635,500,000   $ 922,130,000
Cost of sales..........................   (1,246,660,000)   (1,208,930,000)   (735,470,000)
                                         ---------------   ---------------   -------------
     Gross profit......................      433,030,000       426,570,000     186,660,000
Selling, general and administrative
  expenses.............................     (214,530,000)     (204,180,000)    (89,930,000)
Gains (charge) on disposition of
  businesses, net......................       14,440,000       (15,580,000)      4,980,000
Charge for asset impairment............      (17,510,000)        --               --
                                         ---------------   ---------------   -------------
     Operating profit..................      215,430,000       206,810,000     101,710,000
                                         ---------------   ---------------   -------------
Other income (expense), net:
  Interest expense, Masco
     Corporation.......................        --                --             (7,500,000)
  Other interest expense...............      (80,820,000)      (81,500,000)    (29,030,000)
  Equity and other income from
     affiliates........................       13,230,000        10,150,000      43,360,000
  Gain (charge) from disposition of, or
     changes in, investments in equity
     affiliates........................       (3,150,000)        --             64,350,000
  Deferred gain recognized from
     disposition of business...........        --                7,000,000        --
  Other, net...........................       (5,220,000)        2,060,000      17,400,000
                                         ---------------   ---------------   -------------
                                             (75,960,000)      (62,290,000)     88,580,000
                                         ---------------   ---------------   -------------
     Income before income taxes........      139,470,000       144,520,000     190,290,000
Income taxes...........................       47,040,000        47,050,000      75,050,000
                                         ---------------   ---------------   -------------
     Net income........................  $    92,430,000   $    97,470,000   $ 115,240,000
                                         ===============   ===============   =============
Preferred stock dividends..............        --                --          $   6,240,000
                                         ===============   ===============   =============
     Earnings attributable to common
        stock..........................  $    92,430,000   $    97,470,000   $ 109,000,000
                                         ===============   ===============   =============

                                         BASIC    DILUTED   BASIC    DILUTED   BASIC   DILUTED
                                         -----    -------   -----    -------   -----   -------
Earnings per common share:
     Earnings attributable to common
        stock..........................  $2.25     $1.84    $2.23     $1.83    $2.70    $2.12
                                         =====     =====    =====     =====    =====    =====

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999             1998            1997
                                                   -------------   --------------   -------------
CASH FROM (USED FOR):
  OPERATING ACTIVITIES:
     Net income..................................  $  92,430,000   $   97,470,000   $ 115,240,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       (Gains) charge on disposition of
          businesses, net........................    (14,440,000)      15,580,000      (4,980,000)
       Charges (gains) from disposition or other
          changes in investments in equity
          affiliates.............................      6,270,000       (7,000,000)    (64,350,000)
       Charge for asset impairment...............     17,510,000         --              --
       Depreciation and amortization.............     83,300,000       83,640,000      43,460,000
       Equity earnings, net of dividends.........    (10,100,000)      (6,080,000)    (27,180,000)
       Deferred income taxes.....................      9,560,000         (110,000)     17,520,000
       Decrease (increase) in marketable
          securities, net........................       --             45,970,000      (8,210,000)
       (Increase) decrease in receivables........     (3,500,000)      (6,700,000)      2,670,000
       Decrease (increase) in inventories........        400,000      (19,640,000)      1,950,000
       (Increase) decrease in prepaid expenses
          and other current assets...............    (14,390,000)       1,240,000      (1,280,000)
       (Decrease) increase in accounts payable
          and accrued liabilities................     (5,150,000)      (6,060,000)     11,140,000
       Other, net................................     (9,260,000)       2,290,000      (7,480,000)
                                                   -------------   --------------   -------------
               Net cash from operating
                 activities......................    152,630,000      200,600,000      78,500,000
                                                   -------------   --------------   -------------
  FINANCING ACTIVITIES:
     Increase in debt............................     28,540,000    1,162,670,000       7,080,000
     Payment of debt.............................    (40,150,000)    (410,660,000)    (16,590,000)
     Payment of note due to Masco Corporation....       --               --           (45,580,000)
     Retirement of preferred stock...............       --               --            (8,360,000)
     Retirement of Company Common Stock..........    (19,530,000)     (63,550,000)     (6,610,000)
     Payment of dividends........................    (13,470,000)     (12,240,000)    (15,900,000)
     Other, net..................................     (5,490,000)     (13,480,000)     (9,070,000)
                                                   -------------   --------------   -------------
               Net cash (used for) from financing
                 activities......................    (50,100,000)     662,740,000     (95,030,000)
                                                   -------------   --------------   -------------
  INVESTING ACTIVITIES:
     Cash received from sale of businesses,
       net.......................................     92,620,000       25,020,000      76,560,000
     Acquisition of businesses, net of cash
       acquired..................................    (88,550,000)    (879,370,000)    (11,100,000)
     Capital expenditures........................   (135,740,000)    (106,300,000)    (54,780,000)
     Receipt of cash from notes receivable.......      2,180,000        4,880,000      17,330,000
     Proceeds from redemptions of debt by
       affiliates................................       --             80,500,000        --
     Other, net..................................      2,060,000          210,000      10,230,000
                                                   -------------   --------------   -------------
               Net cash (used for) from investing
                 activities......................   (127,430,000)    (875,060,000)     38,240,000
                                                   -------------   --------------   -------------
CASH AND CASH INVESTMENTS:
     (Decrease) increase for the year............    (24,900,000)     (11,720,000)     21,710,000
     At January 1................................     29,390,000       41,110,000      19,400,000
                                                   -------------   --------------   -------------
               At December 31....................  $   4,490,000   $   29,390,000   $  41,110,000
                                                   =============   ==============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                                   (IN THOUSANDS)
                                                                              OTHER COMPREHENSIVE
                                                                                    INCOME
                                                                            -----------------------
                                                                              FOREIGN
                                                                             CURRENCY      MINIMUM    RESTRICTED       TOTAL
                                PREFERRED   COMMON    PAID-IN    RETAINED   TRANSLATION    PENSION      STOCK       SHAREHOLDERS'
                                  STOCK      STOCK    CAPITAL    EARNINGS    AND OTHER    LIABILITY     AWARDS         EQUITY
                                ---------   -------   --------   --------   -----------   ---------   ----------   --------------
Balances, January 1, 1997.....  $ 10,800    $37,250   $ 47,800   $ 61,060    $  8,050     $  --        $(26,140)      $138,820
  Comprehensive income:
    Net income................                                    115,240                                              115,240
    Foreign currency
      translation.............                                                 (9,220)                                  (9,220)
    Unrealized gain (loss) on
      securities (net of tax
      benefit, $(920))........                                                 (1,390)                                  (1,390)
                                                                                                                      --------
         Total comprehensive
           income.............                                                                                         104,630
  Preferred stock dividends...                  150      2,850     (6,240)                                              (3,240)
  Common stock dividends......                                    (12,270)                                             (12,270)
  Retirement of common
    stock.....................                 (330)    (6,280)                                                         (6,610)
  Retirement of preferred
    stock.....................      (450)               (7,910)                                                         (8,360)
  Conversion of outstanding
    preferred stock...........   (10,350)     9,750        600                                                         --
  Exercise of stock options...                  430      4,000                                                           4,430
  Restricted stock awards, net
    of amortization...........                                                                           (6,740)        (6,740)
                                --------    -------   --------   --------    --------     --------     --------       --------
Balances, December 31, 1997...     --        47,250     41,060    157,790      (2,560)       --         (32,880)       210,660
  Comprehensive income:
    Net income................                                     97,470                                               97,470
    Foreign currency
      translation.............                                                  6,410                                    6,410
    Minimum pension liability
      (net of tax benefit
      $(6,700))...............                                                             (10,700)                    (10,700)
    Unrealized gain (loss) on
      securities (net of tax
      benefit, $(420))........                                                   (610)                                    (610)
                                                                                                                      --------
         Total comprehensive
           income.............                                                                                          92,570
  Common stock dividends......                                     (9,400)                                              (9,400)
  Retirement of common
    stock.....................               (3,640)   (60,170)                                                        (63,810)
  Exercise of stock options...                1,160     14,750                                                          15,910
  Restricted stock awards, net
    of amortization...........                                                                          (14,240)       (14,240)
  Common stock issued for
    acquisition of business...                1,010     21,180                                                          22,190
                                --------    -------   --------   --------    --------     --------     --------       --------
Balances, December 31, 1998...     --        45,780     16,820    245,860       3,240      (10,700)     (47,120)       253,880
  Comprehensive income:
    Net income................                                     92,430                                               92,430
    Foreign currency
      translation.............                                                (18,110)                                 (18,110)
    Minimum pension liability
      (net of tax, $450)......                                                                 700                         700
                                                                                                                      --------
         Total comprehensive
           income.............                                                                                          75,020
  Common stock dividends......                                    (13,470)                                             (13,470)
  Retirement of common
    stock.....................               (1,280)   (18,580)                                                        (19,860)
  Exercise of stock options...                  140      1,760       (530)                                               1,370
  Restricted stock awards, net
    of amortization...........                                                                            3,440          3,440
                                --------    -------   --------   --------    --------     --------     --------       --------
Balances, December 31, 1999...     --       $44,640      --      $324,290    $(14,870)    $(10,000)    $(43,680)      $300,380
                                ========    =======   ========   ========    ========     ========     ========       ========

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

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1999 owned approximately 17 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees aggregated approximately $6.4 million in 1999, $8.7 million in 1998 and $5.5 million in 1997.

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

     Marketable Securities and Derivative Financial Instruments. In prior years, the Company had marketable equity securities holdings which were categorized as trading and, as a result, were stated at fair value. Changes in the fair value of trading securities were recognized in earnings. The Company may enter into futures contracts which are held for purposes other than trading and are carried at market value. Changes in market value of outstanding futures contracts are recognized in earnings. The Company may enter into interest rate swap agreements to limit the effect of changes in the interest rates on any floating rate debt. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as an adjustment to interest expense.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $4.3 million and $3.4 million at December 31, 1999 and 1998, respectively. The Company does a significant amount of business with a number of individual customers in the transportation industry. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risk exists.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land

                                MASCOTECH, INC.

improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 1999.

     At December 31, 1999 and 1998, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $68.5 million and $56.4 million, respectively. Amortization expense was $28.4 million, $31.8 million and $9.3 million in 1999, 1998 and 1997, respectively.

     New Accounting Pronouncements and Reclassifications. On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective adoption date of SFAS No. 133 to January 1, 2001. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

     The American Institute of Certified Public Accountants' Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," became effective on January 1, 1999 and did not have a material impact on the Company's financial statements.

                                MASCOTECH, INC.

EARNINGS PER SHARE:

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                                (IN THOUSANDS EXCEPT
                                                                 PER SHARE AMOUNTS)
                                                            1999        1998        1997
                                                          --------    --------    --------
Weighted average number of shares outstanding.........      41,110      43,630      40,300
                                                          ========    ========    ========
Net income............................................    $ 92,430    $ 97,470    $115,240
Less: Preferred stock dividends.......................       --          --         (6,240)
                                                          --------    --------    --------
    Earnings used for basic earnings per share
    computation.......................................    $ 92,430    $ 97,470    $109,000
                                                          ========    ========    ========
Basic earnings per share..............................       $2.25       $2.23       $2.70
                                                          ========    ========    ========
Total shares used for basic earnings per share
  computation.........................................      41,110      43,630      40,300
Dilutive securities:
  Stock options.......................................         530       1,060       1,250
  Assumed conversion of preferred stock at January 1,
     1997.............................................       --          --          5,210
  Convertible debentures..............................       9,840      10,000      10,000
  Contingently issuable shares........................       3,720       3,830       2,160
                                                          --------    --------    --------
        Total shares used for diluted earnings per
           share computation..........................      55,200      58,520      58,920
                                                          ========    ========    ========
Earnings used for basic earnings per share
  computation.........................................    $ 92,430    $ 97,470    $109,000
Add back of preferred stock dividends.................       --          --          6,240
Add back of debenture interest........................       9,310       9,530       9,530
                                                          --------    --------    --------
    Earnings used for diluted earnings per share
    computation.......................................    $101,740    $107,000    $124,770
                                                          ========    ========    ========
     Diluted earnings per share.......................       $1.84       $1.83       $2.12
                                                          ========    ========    ========

     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1999, the assumption of approximately $10 million of liabilities in an acquisition; in 1998, the issuance of $22 million of Company Common Stock in partial exchange for the assets of an acquired company; the acquisition of TriMas for cash and the assumption of liabilities of approximately $179 million; and in 1997, the conversion of the Company's outstanding shares of Dividend Enhanced Convertible Preferred Stock for approximately 10 million shares of Company Common Stock (see "Shareholders' Equity" note); the exchange of approximately 9.9 million shares of the outstanding common stock of Emco Limited ("Emco") with a value of approximately $106 million, in addition to the cash payment of approximately $46 million, in payment of a promissory note due to Masco Corporation.

     Income taxes paid were $54 million, $38 million and $44 million in 1999, 1998 and 1997, respectively. Interest paid was $79 million, $79 million and $39 million in 1999, 1998 and 1997, respectively.

                                MASCOTECH, INC.

ACQUISITIONS:

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The Company previously owned 37 percent of TriMas. The results for 1998 reflect TriMas' sales and operating results from the date of acquisition. The acquisition has been accounted for as a purchase and the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $680 million is being amortized over 40 years.

     The Company acquired a business operation and a product line extension in 1999, which will provide annual sales of approximately $85 million, for an aggregate purchase price of approximately $93 million. These transactions have been accounted for as purchases and the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $51 million is being amortized over 40 years. The results for 1999 reflect sales and operating results from the dates of acquisition.

DISPOSITIONS OF BUSINESSES:

     The Company received approximately $30 million of contingent consideration ($5 million in 1997 and $25 million in 1998) based on the subsequent operating performance of certain businesses sold in 1996. This gain, which is non-taxable, is included in the caption "gains (charge) on disposition of businesses, net" in the consolidated statement of income.

     On January 3, 1997, the Company sold its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International which were acquired by the Company in November 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, $30 million of subordinated debentures, $18 million of preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. valued at $2 million. In January 1998, the Company received $48 million of cash from MSX International, Inc. in payment of the subordinated debentures and other amounts due MascoTech, resulting in a realized gain in the first quarter 1998 of $7 million. The remaining deferred gain of approximately $20 million will be recognized upon the liquidation of the common and preferred stock holdings for cash.

     In the second quarter of 1998, the Company recorded a non-cash charge aggregating approximately $41 million pre-tax (approximately $22 million after-tax) to reflect the write-down of certain long-lived assets principally related to the plan to dispose of certain businesses and to accrue exit costs of approximately $8 million. In April 1999, the Company completed the sale of these aftermarket-related and vacuum metalizing businesses for total proceeds aggregating approximately $105 million, including $90 million of cash which was applied to reduce the Company's indebtedness, a note receivable of $6 million and retained equity interests in the ongoing businesses. These transactions resulted in a pre-tax gain of approximately $26 million ($15 million after-tax).

     In 1999, management adopted a plan to sell its specialty tubing business which resulted in a pre-tax loss of approximately $7 million and an after-tax gain of approximately $5.5 million, due to the tax basis in the net assets of the businesses exceeding book carrying values. This business was sold in January 2000 for proceeds of approximately $6 million consisting of cash and notes.

                                MASCOTECH, INC.

     In addition, the Company recorded in the second quarter 1999 a non-cash pre-tax charge of approximately $17.5 million related to impairment of certain long-lived assets, which included its hydroforming equipment and related intellectual property.

     In the fourth quarter 1999, the Company announced the closure of a plant and recorded a non-cash pre-tax charge of approximately $4 million ($2 million after-tax) related principally to employee benefit costs and asset impairments. Accrued exit costs at January 1, 1999 were approximately $12 million, new accruals in 1999 were approximately $2 million, payments and adjustments to accrued estimates approximated $2 million and the accrual at December 31, 1999 was approximately $12 million.

INVENTORIES:

                                                         (IN THOUSANDS)
                                                       AT DECEMBER 31
                                                    -------------------
                                                      1999       1998
                                                    --------   --------
Finished goods....................................  $ 86,240   $ 87,810
Work in process...................................    45,940     47,960
Raw material......................................    51,420     62,580
                                                    --------   --------
                                                    $183,600   $198,350
                                                    ========   ========

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist of the following common stock interests in publicly traded affiliates:

                                                        AT DECEMBER 31
                                                      ------------------
                                                      1999   1998   1997
                                                      ----   ----   ----
TriMas Corporation..................................   --     --     37%
Titan International, Inc. ..........................   16%    16%    15%
Delco Remy International, Inc. (voting).............   17%    17%    18%

     Titan International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets. Delco Remy International, Inc. ("DRI") is a manufacturer of automotive electronic motors and other components. The above companies are accounted for under the equity method.

                                MASCOTECH, INC.

     The carrying amount of investments in affiliates at December 31, 1999 and 1998 and quoted market values at December 31, 1999 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                           (IN THOUSANDS)
                                             1999
                                            QUOTED      1999       1998
                                            MARKET    CARRYING   CARRYING
                                             VALUE     AMOUNT     AMOUNT
                                            -------   --------   --------
Common stock:
  Titan International, Inc. ..............  $21,550   $ 40,880   $46,900
  Delco Remy International, Inc. .........   24,960     15,300    10,920
                                            -------   --------   -------
Investments in publicly traded
  affiliates..............................  $46,510     56,180    57,820
                                            =======
Other non-public affiliates...............              54,550    35,740
                                                      --------   -------
Total.....................................            $110,730   $93,560
                                                      ========   =======

     The Company's carrying value in common stock of these equity affiliates exceeded its equity in the underlying net book value by approximately $12 million at December 31, 1999. This excess is being amortized over 40 years.

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

     In September 1997, the Company exchanged its equity holdings in Emco Limited, with a value approximating $106 million (resulting in a pre-tax gain of approximately $46 million), and approximately $46 million in cash to satisfy an indebtedness to Masco Corporation.

     In December 1997, DRI completed an initial public offering reducing the Company's common equity ownership interest in DRI to approximately 12 percent on a diluted basis. As a result of the change in the Company's common equity ownership interest in DRI, the Company recognized a pre-tax gain of approximately $5 million.

     In addition to its equity investments in publicly traded affiliates, the Company has equity and other investment interests in privately held automotive-related companies, including the Company's 36 percent common equity ownership in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components; a 45 percent common equity ownership in MSX International, Inc., a provider of technology-based business services and product development services; and a 16 percent common equity ownership in Qualitor, Inc., a supplier of automotive aftermarket products.

     Equity in undistributed earnings of affiliates of $15 million at December 31, 1999, $6 million at December 31, 1998 and $68 million at December 31, 1997 are included in consolidated retained earnings.

                                MASCOTECH, INC.

     Approximate combined condensed financial data of the Company's equity affiliates (including TriMas through the date of acquisition in early 1998, Qualitor since its formation in early 1999, and Emco through the date of disposition September 30, 1997) accounted for under the equity method are as follows:

                                                        (IN THOUSANDS)
                                                        AT DECEMBER 31
                                                    -----------------------
                                                       1999         1998
                                                    -----------   ---------
Current assets....................................  $ 1,180,990   $ 948,370
Current liabilities...............................     (708,150)   (451,200)
                                                    -----------   ---------
  Working capital.................................      472,840     497,170
Property and equipment, net.......................      632,530     473,460
Excess of cost over net assets of acquired
  companies and other assets......................      499,040     349,060
Long-term debt....................................   (1,087,650)   (846,330)
Deferred income taxes and other long-term
  liabilities.....................................      (70,250)    (52,030)
                                                    -----------   ---------
  Shareholders' equity............................  $   446,510   $ 421,330
                                                    ===========   =========

                                                                    (IN THOUSANDS)
                                                           FOR THE YEARS ENDED DECEMBER 31
                                                         ------------------------------------
                                                            1999         1998         1997
                                                         ----------   ----------   ----------
Net sales...........................................     $3,304,610   $2,764,860   $3,484,540
                                                         ==========   ==========   ==========
Operating profit....................................     $  177,220   $  125,730   $  264,590
                                                         ==========   ==========   ==========
Earnings attributable to common stock...............     $   41,070   $   32,480   $  108,230
                                                         ==========   ==========   ==========

     Equity and other income from affiliates consists of the following:

                                                                  (IN THOUSANDS)
                                                          FOR THE YEARS ENDED DECEMBER 31
                                                         ---------------------------------
                                                          1999         1998         1997
                                                         -------      -------      -------
The Company's equity in affiliates'
  earnings available for common shareholders........     $10,300      $ 7,340      $31,330

Interest and dividend income........................       2,930        2,810       12,030
                                                         -------      -------      -------
Equity and other income from affiliates.............     $13,230      $10,150      $43,360
                                                         =======      =======      =======

PROPERTY AND EQUIPMENT, NET:

                                                      (IN THOUSANDS)
                                                      AT DECEMBER 31
                                                   ---------------------
                                                      1999        1998
                                                   ----------   --------
Cost:
  Land and land improvements.....................  $   30,650   $ 33,160
  Buildings......................................     184,170    179,870
  Machinery and equipment........................     830,400    777,710
                                                   ----------   --------
                                                    1,045,220    990,740
Less: Accumulated depreciation...................     322,540    312,610
                                                   ----------   --------
                                                   $  722,680   $678,130
                                                   ==========   ========

     Depreciation expense totalled $55 million, $52 million and $34 million in 1999, 1998 and 1997, respectively.

                                MASCOTECH, INC.

ACCRUED LIABILITIES:

                                                      (IN THOUSANDS)
                                                      AT DECEMBER 31
                                                    -------------------
                                                      1999       1998
                                                    --------   --------
Salaries, wages and commissions...................  $  8,800   $ 16,550
Vacation, holiday and bonus.......................    18,550     19,420
Income taxes......................................     3,940      8,790
Interest..........................................     5,250      4,300
Insurance.........................................    24,130     22,470
Property, payroll and other taxes.................     5,380      5,490
Pension...........................................    20,850     13,600
Other.............................................    27,010     44,610
                                                    --------   --------
                                                    $113,910   $135,230
                                                    ========   ========

LONG-TERM DEBT:

                                                     (IN THOUSANDS)
                                                     AT DECEMBER 31
                                                 -----------------------
                                                    1999         1998
                                                 ----------   ----------
4 1/2% Convertible Subordinated Debentures, due
  2003 and convertible into Company Common
  Stock at $31 per share.......................  $  305,000   $  310,000
Bank revolving credit agreement................     606,000      500,000
Bank term loan.................................     383,000      475,000
Other..........................................      85,660      108,060
                                                 ----------   ----------
                                                  1,379,660    1,393,060
Less: Current portion of long-term debt........       6,770        4,820
                                                 ----------   ----------
Long-term debt.................................  $1,372,890   $1,388,240
                                                 ==========   ==========

     In connection with the TriMas acquisition in early 1998 (see "Acquisitions" note), the Company entered into a new $1.3 billion credit facility. This facility includes a $500 million term loan with remaining principal payments as follows: 2000 -- $60 million; 2001 -- $75 million; 2002 -- $138 million; and
2003 -- $110 million. The credit facility also includes an $800 million revolver which terminates in 2003. The Company has recorded the $60 million principal payment due in 2000 as long-term because the Company has the ability and intent to refinance amounts due in 2000 on a long-term basis utilizing the revolver.

     Other debt at December 31, 1999 principally consists of borrowings denominated in foreign currencies under the revolving credit agreement by the Company's subsidiaries. At December 31, 1999, there was approximately $120 million unused under the revolving credit agreement.

     The interest rates applicable to the revolver and term loan are principally at alternative floating rates which approximated seven percent at December 31, 1999. Interest rate swaps covering a notional amount

                                MASCOTECH, INC.

of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately seven percent including the current borrowing spread under the Company's revolving credit agreement. These swap agreements expire at various dates in 2000 through 2007.

     The credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus taxes and scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of these provisions, approximately $26 million would have been available at December 31, 1999 for the payment of cash dividends and the acquisition of Company capital stock. The facility is collateralized by a pledge of the stock of TriMas.

     Masco Corporation has agreed to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures through 2002.

     The maturities of debt as at December 31, 1999 during the next five years are as follows (in millions): 2000 -- $67; 2001 -- $84; 2002 -- $141;
2003 -- $1,033; and 2004 -- $2.

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

     The Company repurchased and retired approximately 1.3 million shares of its common stock in 1999, 3.6 million shares of its common stock in 1998 and approximately .3 million shares of its common stock and approximately .5 million shares of its preferred stock in 1997, pursuant to Board of Directors' authorized repurchase programs. At December 31, 1999, the Company may repurchase approximately 3.3 million additional shares of Company Common Stock pursuant to the repurchase authorization.

     In 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock for cash and notes approximating $266 million. In addition, Masco Corporation has agreed to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures through 2002.

     MascoTech has the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares.

     On the basis of amounts paid (declared), cash dividends per common share were $.30 ($.30) in 1999, $.26 ($.20) in 1998 and $.22 ($.28) in 1997.

STOCK OPTIONS AND AWARDS:

     The Company's Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1999, outstanding stock-based incentives are in the form of restricted long-term stock awards and stock options.

                                MASCOTECH, INC.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 622,000, 908,000 and 565,000 shares of Company Common Stock during 1999, 1998 and 1997, respectively, to key employees of the Company. The weighted average fair value per share of long-term stock awards granted during 1999, 1998 and 1997 on the date of grant was $14, $19 and $19, respectively. Compensation expense for the vesting of long-term stock awards was approximately $4.7 million, $5.2 million and $4.7 million in 1999, 1998 and 1997, respectively. The unamortized value of unvested stock awards, aggregating approximately $44 million at December 31, 1999, are generally amortized over ten-year vesting periods and are recorded in the financial statements as a deduction from shareholders' equity.

     Fixed stock options are granted to key employees of the Company and have a maximum term of ten years. The exercise price of each fixed option equals the market price of Company Common Stock on the date of grant. These options either vest no later than ten years after grant or in installments beginning in the third year and extending through the eighth year after grant.

     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1999 is presented below.

                                                                      (SHARES IN THOUSANDS)
                                                               1999        1998       1997
                                                               -----      ------      -----
Option shares outstanding, January 1.......................    3,950       3,770      4,290
  Weighted average exercise price..........................      $14         $10        $10
Option shares granted......................................      180       1,480         80
  Weighted average exercise price..........................      $14         $19        $20
Option shares exercised....................................     (140)     (1,160)      (500)
  Weighted average exercise price..........................       $5         $10         $8
Option shares canceled.....................................     (110)       (140)      (100)
  Weighted average exercise price..........................      $18         $15        $16
Option shares outstanding, December 31.....................    3,880       3,950      3,770
  Weighted average exercise price..........................      $14         $14        $10
  Weighted average remaining option term (in years)........      5.9         6.6        4.7
Option shares exercisable, December 31.....................    1,200         750      1,430
  Weighted average exercise price..........................       $9          $9         $9

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                  (SHARES IN THOUSANDS)
                      NUMBER                                               NUMBER
    RANGE OF        OUTSTANDING   WEIGHTED AVERAGE   WEIGHTED AVERAGE    EXERCISABLE   WEIGHTED AVERAGE
 EXERCISE PRICES    AT 12/31/99    REMAINING LIFE     EXERCISE PRICE     AT 12/31/99    EXERCISE PRICE
-----------------   -----------   ----------------   -----------------   -----------   ----------------
$4.50 -- $14           1,060            1.6               $ 5.46              790           $ 5.06
$14   -- $18           1,380            7.0               $14.51              360           $14.58
$18   -- $25           1,440            7.9               $19.20               50           $22.16
                       -----                                                -----
Total Outstanding      3,880                         Total Exercisable      1,200
                       =====                                                =====

                                MASCOTECH, INC.

     At December 31, 1999, 1998 and 1997, a combined total of 3,450,000, 3,820,000 and 5,223,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of income. The weighted average fair value on the date of grant of options granted was $3.60, $6.30 and $7.70 in 1999, 1998 and 1997, respectively. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings per share would have been a reduction of approximately $.04, $.04 and $.02 in 1999, 1998 and 1997, respectively.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                   1999    1998    1997
                                                   -----   -----   -----
Risk-free interest rate..........................   5.1%    5.5%    6.5%
Dividend yield...................................   1.9%    1.3%    1.4%
Volatility factor................................  26.2%   28.8%   35.0%
Expected option life (in years)..................   5.5     5.5     5.5

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under these plans were $21 million in 1999, $15 million in 1998 and $9 million in 1997.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1999:

                                                                   (IN THOUSANDS)
                                                      1999       1998      1997
                                                    -------   --------   -------
Service cost....................................    $ 7,590   $  6,470   $ 3,480
Interest cost...................................     12,640     11,380     6,650
Expected return on assets.......................     (9,670)   (11,430)   (6,600)
Amortization of transition obligation (asset)...        130       (170)     (120)
Amortization of prior-service cost..............        650        750       690
Amortization of net loss........................      1,440        670       410
                                                    -------   --------   -------
Net periodic pension cost.......................    $12,780   $  7,670   $ 4,510
                                                    =======   ========   =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                      1999     1998     1997
                                                     -----   ------   ------
Discount rate for obligations.......................  7.75%    6.75%    7.25%
Rate of increase in compensation levels.............  5.00%    5.00%    5.00%
Expected long-term rate of return on plan assets....  9.00%   11.00%   11.00%

                                MASCOTECH, INC.

     The following provides a reconciliation of the changes in the defined-benefit pension plans' projected benefit obligations and fair value of assets for each of the two years ended December 31, 1999, and the funded status as of December 31, 1999 and 1998:

                                                          (IN THOUSANDS)
                                                     1999        1998
                                                   ---------   ---------
CHANGES IN PROJECTED BENEFIT OBLIGATIONS
Benefit obligations at January 1.................  $(184,030)  $ (99,150)
  Acquisitions...................................     --         (63,720)
  Service cost...................................     (7,130)     (5,900)
  Interest cost..................................    (12,640)    (11,380)
  Plan amendments................................     (1,460)       (650)
  Actuarial gain (loss)..........................     22,830      (9,580)
  Benefit payments...............................      8,660       6,350
                                                   ---------   ---------
Projected benefit obligations at December 31.....  $(173,770)  $(184,030)
                                                   ---------   ---------
CHANGES IN PLAN ASSETS
Fair value of plan assets at January 1...........  $ 110,760   $  63,020
  Actual return on plan assets...................    (12,110)      1,890
  Acquisitions...................................     --          46,420
  Contributions..................................     11,520       6,430
  Benefit payments...............................     (8,480)     (6,350)
  Expenses/Other.................................       (430)       (650)
                                                   ---------   ---------
Fair value of plan assets at December 31.........  $ 101,260   $ 110,760
                                                   =========   =========
FUNDED STATUS
Plan assets less than projected benefits at
  December 31....................................  $ (72,510)  $ (73,270)
  Unamortized transition obligation (asset)......        270      (1,100)
  Unamortized prior-service cost.................      7,500       7,640
  Unamortized net loss...........................     29,340      36,600
                                                   ---------   ---------
Net liability recognized at December 31..........  $ (35,400)  $ (30,130)
                                                   =========   =========

     The following provides the amounts related to the plans at December 31, 1999 and 1998:

                                                          (IN THOUSANDS)
                                                       1999       1998
                                                     --------   --------
Accrued benefit liability..........................  $(56,650)  $(51,370)
Intangible asset...................................    11,250     10,540
Accumulated other comprehensive income.............    10,000     10,700
                                                     --------   --------
  Net liability recognized.........................  $(35,400)  $(30,130)
                                                     ========   ========

                                MASCOTECH, INC.

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1999, 1998 and 1997:

                                                          (IN THOUSANDS)
                                                 1999     1998     1997
                                                ------   ------   ------
Service cost..................................  $  400   $  300   $  300
Interest cost.................................   1,200    1,200    1,400
Net amortization..............................     500     (100)     700
                                                ------   ------   ------
Net periodic postretirement benefit cost......  $2,100   $1,400   $2,400
                                                ======   ======   ======

     The following provides a reconciliation of the changes in the postretirement benefit plans' benefit obligations for each of the two years ended December 31, 1999 and the status as of December 31, 1999 and 1998:

                                                          (IN THOUSANDS)
                                                       1999       1998
                                                     --------   --------
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at January 1...................  $(18,900)  $(12,400)
  Acquisitions.....................................        --     (4,400)
  Service cost.....................................      (400)      (300)
  Interest cost....................................    (1,200)    (1,200)
  Employee contributions...........................      (100)      (100)
  Actuarial gain (loss)............................     1,000     (1,900)
  Benefit payments.................................     1,300      1,200
  Curtailment......................................       100        200
                                                     --------   --------
Benefit obligations at December 31.................  $(18,200)  $(18,900)
                                                     ========   ========
STATUS
Benefit obligations at December 31.................  $(18,200)  $(18,900)
  Unamortized transition obligation................     8,400      9,300
  Unrecognized prior-service cost..................       400        500
  Unrecognized net gain............................    (6,700)    (6,200)
                                                     --------   --------
Net liability at December 31.......................  $(16,100)  $(15,300)
                                                     ========   ========

     The discount rate used in determining the accumulated postretirement benefit obligation increased from 6.75 percent in 1998 to 7.75 percent in 1999. The assumed health care cost trend rate in 1999 was eight percent, decreasing to an ultimate rate in the year 2007 of five percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligations would increase by $1.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $.1 million. If the assumed medical cost trend rates were decreased by one percent, the accumulated postretirement benefit obligations would decrease by $1.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $.1 million.

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

     Included in the Specialty Metal Formed Products segment are sales to one customer of $197 million, $184 million and $156 million in 1999, 1998 and 1997, respectively; sales to another customer, attributed mainly to the Specialty Metal Formed Products segment, of $140 million in 1997; sales to a third customer, attributed mainly to the Specialty Metal Formed Products segment, of $79 million in 1997; and sales to a fourth customer, attributed mainly to the Specialty Metal Formed Products segment, of $62 million in 1997. Specialty Metal Formed Products' operating profit for 1997 was reduced by $17 million of nonrecurring charges.

     The Company's export sales approximated $143 million, $142 million and $71 million in 1999, 1998 and 1997, respectively.

                                MASCOTECH, INC.

     Intersegment transactions represent principally transactions occurring in the ordinary course of business.

                                                              SPECIALTY                            (IN THOUSANDS)
                        SPECIALTY                             PACKAGING    SPECIALTY     COMPANIES
                       METAL FORMED    TOWING    SPECIALTY   AND SEALING   INDUSTRIAL   SOLD OR HELD
                         PRODUCTS     SYSTEMS    FASTENERS    PRODUCTS      PRODUCTS      FOR SALE       TOTAL
                       ------------   --------   ---------   -----------   ----------   ------------   ----------
1999
---------------------
Revenue from external
  customers..........    $817,000     $260,000   $241,000     $216,000      $107,000      $ 39,000     $1,680,000
Intersegment
  revenue............       9,000        8,000      4,000       --             1,000         1,000         23,000
Depreciation and
  amortization.......      35,000       10,000     12,000       13,000         5,000         2,000         77,000
Segment operating
  profit.............     112,000       37,000     35,000       41,000        14,000         4,000        243,000
Segment net assets...     602,000      289,000    329,000      422,000       140,000        --          1,782,000
Capital
  expenditures.......      87,000        9,000     12,000       19,000         7,000        --            134,000
1998
---------------------
Revenue from external
  customers..........    $760,000     $238,000   $226,000     $223,000      $110,000      $115,000     $1,672,000
Intersegment
  revenue............       5,000        6,000      3,000       --             1,000         3,000         18,000
Depreciation and
  amortization.......      34,000        9,000     10,000       11,000         5,000         6,000         75,000
Segment operating
  profit.............     106,000       34,000     38,000       46,000        16,000        12,000        252,000
Segment net assets...     494,000      281,000    328,000      423,000       140,000       102,000      1,768,000
Capital
  expenditures.......      63,000        8,000     14,000       16,000         4,000         3,000        108,000
1997
---------------------
Revenue from external
  customers..........    $711,000        --      $ 44,000       --          $ 37,000      $130,000     $  922,000
Intersegment
  revenue............       9,000        --         1,000       --            --             2,000         12,000
Depreciation and
  amortization.......      29,000        --         1,000       --             2,000         6,000         38,000
Segment operating
  profit.............      88,000        --         8,000       --             7,000        16,000        119,000
Segment net assets...     444,000        --        17,000       --            18,000       109,000        588,000
Capital
  expenditures.......      46,000        --         1,000       --             2,000         5,000         54,000

     The following table presents the Company's revenues for each of the years ended December 31 and net assets at each year ended December 31 by geographic area, attributed to each subsidiary's continent of domicile. Revenue and net assets from no single foreign country was material to the consolidated revenues and net assets of the Company.

                                                                                         (IN THOUSANDS)
                                      1999                      1998                      1997
                             ----------------------    ----------------------    ----------------------
                              SALES      NET ASSETS     SALES      NET ASSETS     SALES      NET ASSETS
                             --------    ----------    --------    ----------    --------    ----------
Europe...................    $165,000     $182,000     $149,000     $171,000     $100,000     $111,000
Australia................      23,000       14,000       18,000       10,000        --          --
Other North America......      12,000       18,000       16,000       12,000        --          --
                             --------     --------     --------     --------     --------     --------
  Total foreign..........    $200,000     $214,000     $183,000     $193,000     $100,000     $111,000
                             ========     ========     ========     ========     ========     ========

                                MASCOTECH, INC.

     The following is a reconciliation of reportable segment revenue from external customers, segment operating profit and segment net assets to the Company's consolidated totals:

                                                                             (IN THOUSANDS)
                                                          1999          1998         1997
                                                       ----------    ----------    --------
REVENUE FROM EXTERNAL CUSTOMERS
Revenue from external customers for reportable
  segments.........................................    $1,680,000    $1,672,000    $922,000
TriMas sales prior to acquisition..................        --           (36,000)      --
                                                       ----------    ----------    --------
           Total net sales.........................    $1,680,000    $1,636,000    $922,000
                                                       ==========    ==========    ========

                                                                             (IN THOUSANDS)
                                                          1999          1998         1997
                                                       ----------    ----------    --------
OPERATING PROFIT
Total operating profit for reportable segments.....    $  243,000    $  252,000    $119,000
General corporate expense..........................       (24,000)      (24,000)    (22,000)
Gain (loss) on disposition of businesses...........        14,000       (41,000)      --
Charge for asset impairment........................       (18,000)       --           --
MSTI earnout.......................................        --            25,000       5,000
TriMas operating profit prior to acquisition.......        --            (5,000)      --
                                                       ----------    ----------    --------
           Total operating profit..................    $  215,000    $  207,000    $102,000
                                                       ==========    ==========    ========

                                                                             (IN THOUSANDS)
                                                          1999          1998         1997
                                                       ----------    ----------    --------
NET ASSETS AT DECEMBER 31
Total net operating assets for reportable
  segments.........................................    $1,782,000    $1,768,000    $588,000
Corporate net assets...............................        91,000        72,000     372,000
                                                       ----------    ----------    --------
           Total net assets........................    $1,873,000    $1,840,000    $960,000
                                                       ==========    ==========    ========

     The information that the chief operating decision maker utilizes includes total net assets as presented in the table above. Total net assets is defined by the Company as total assets less current liabilities. Included in corporate net assets for 1999 were capital expenditures of $2 million.

OTHER SIGNIFICANT ITEMS

                                                                            (IN THOUSANDS)
                                                              1999       1998       1997
                                                             -------    -------    -------
DEPRECIATION AND AMORTIZATION
Segment totals...........................................    $77,000    $75,000    $38,000
Adjustments..............................................      6,000      9,000      5,000
                                                             -------    -------    -------
           Consolidated totals...........................    $83,000    $84,000    $43,000
                                                             =======    =======    =======

     The above adjustments to depreciation and amortization are principally the result of compensation expense related to stock award amortization and prepaid debenture expense amortization.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                        (IN THOUSANDS)
                                                  1999       1998       1997
                                                 -------    -------    -------
Other, net:
  Net realized and unrealized gains from
     marketable securities...................    $    --    $ 3,330    $13,130
  Interest income............................      2,170      4,180      3,440
  Other, net.................................     (7,390)    (5,450)       830
                                                 -------    -------    -------
                                                 $(5,220)   $ 2,060    $17,400
                                                 =======    =======    =======

INCOME TAXES:

                                                            (IN THOUSANDS)
                                               1999        1998        1997
                                             --------    --------    --------
Income before income taxes:
  Domestic...............................    $123,610    $115,630    $173,410
  Foreign................................      15,860      28,890      16,880
                                             --------    --------    --------
                                             $139,470    $144,520    $190,290
                                             ========    ========    ========
Provision for income taxes:
  Currently payable:
     Federal.............................    $ 26,810    $ 28,210    $ 40,290
     State and local.....................       5,450       3,950       6,810
     Foreign.............................       5,220      15,000      10,430
  Deferred:
     Federal.............................       7,390         590      18,840
     Foreign.............................       2,170        (700)     (1,320)
                                             --------    --------    --------
     Income taxes........................    $ 47,040    $ 47,050    $ 75,050
                                             ========    ========    ========

     The components of deferred taxes at December 31, 1999 and 1998 are as follows:

                                                          (IN THOUSANDS)
                                                         1999        1998
                                                       --------    --------
Deferred tax assets:
  Inventories......................................    $  2,920    $  2,990
  Accrued liabilities and other long-term
     liabilities...................................      47,880      51,910
  Expected capital loss benefit from disposition of
     businesses....................................       8,900       7,910
                                                       --------    --------
                                                         59,700      62,810
                                                       --------    --------
Deferred tax liabilities:
  Property and equipment...........................     111,680     101,640
  Other, principally equity investments in
     affiliates....................................      26,710      26,170
                                                       --------    --------
                                                        138,390     127,810
                                                       --------    --------
Net deferred tax liability.........................    $ 78,690    $ 65,000
                                                       ========    ========

                                MASCOTECH, INC.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes:

                                                           (IN THOUSANDS)
                                               1999      1998      1997
                                              -------   -------   -------
U.S. federal statutory rate.................    35%       35%       35%
                                              -------   -------   -------
Tax at U.S. federal statutory rate..........  $48,810   $50,580   $66,600
State and local taxes, net of federal tax
  benefit...................................    3,540     2,570     4,430
Higher effective foreign tax rate...........    1,840     4,210     3,200
Non-taxable additional consideration from
  previously sold business..................       --    (8,190)   (1,710)
Disposition of businesses...................   (7,870)   (2,400)       --
Amortization in excess of tax, net..........    2,950     1,390      (760)
Other, net..................................   (2,230)   (1,110)    3,290
                                              -------   -------   -------
  Income taxes..............................  $47,040   $47,050   $75,050
                                              =======   =======   =======

     A provision has not been made at December 31, 1999 for U.S. or additional foreign withholding taxes on approximately $93 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used to estimate the fair value of each class of financial instruments:

CASH AND CASH INVESTMENTS

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

                                MASCOTECH, INC.

DERIVATIVES

     The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of futures contracts and interest rate swap agreements, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio and floating rate debt.

     The Company's investment in futures contracts increases in value as a result of decreases in the underlying index and decreases in value when the underlying index increases. The contracts are financial instruments (with off-balance sheet market risk), as they are required to be settled in cash. The Company's market risk is subject to the price differential between the contract market value and contract cost. The average monthly notional amount of futures contracts in 1997 was approximately $17 million. Futures contracts trade on organized exchanges, and as a result, settlement of such contracts has little credit risk. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled periodically. Initial margin requirements are recorded as cash investments in the balance sheet. Futures contracts are short-term in nature, usually less than six months. There were no contracts outstanding at December 31, 1999 or 1998.

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

     The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $13 million at December 31, 1999. Exposure to credit loss occurs when the fair value of the agreements is a net receivable. The interest rate swaps are with major banks of high credit quality; therefore, the risk of non-performance by the counterparties is considered to be negligible.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                                         (IN THOUSANDS)
                                               1999                      1998
                                      -----------------------   -----------------------
                                       CARRYING       FAIR       CARRYING       FAIR
                                        AMOUNT       VALUE        AMOUNT       VALUE
                                      ----------   ----------   ----------   ----------
Cash and cash investments...........  $    4,490   $    4,490   $   29,390   $   29,390
Notes receivable and other assets...  $    4,180   $    4,560   $    5,290   $    4,480
Long-term debt:
  Bank debt.........................  $1,039,890   $1,039,890   $1,051,260   $1,051,260
  4 1/2% Convertible Subordinated
     Debentures.....................  $  305,000   $  225,700   $  310,000   $  251,100
  Other long-term debt..............  $   28,000   $   27,850   $   26,980   $   25,580

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THE QUARTERS ENDED
                                        ------------------------------------------------------------------------
                                        DECEMBER             SEPTEMBER               JUNE                MARCH
                                          31ST                 30TH                  30TH                 31ST
                                        --------             ---------             --------             --------
1999:
------------------------------------
Net sales...........................    $395,220             $399,300              $436,510             $448,660
Gross profit........................    $103,980             $ 99,340              $113,690             $116,020
Net income..........................    $ 22,260             $ 20,200              $ 26,110             $ 23,860
  Per common share:
           Basic....................        $.54                 $.49                  $.64                 $.58
           Diluted..................        $.45                 $.41                  $.51                 $.47
Market price per common share:
  High..............................         $17 1/16             $17  11/16            $17 3/4              $17
  Low...............................         $10 5/8              $15  9/16             $15 1/8              $14
1998:
------------------------------------
Net sales...........................    $401,760             $399,500              $433,480             $400,760
Gross profit........................    $104,960             $100,150              $117,070             $104,390
Net income..........................    $ 18,120             $ 16,790              $ 29,820             $ 32,740
  Per common share:
           Basic....................        $.43                 $.38                  $.68                 $.74
           Diluted..................        $.36                 $.33                  $.54                 $.60
Market price per common share:
  High..............................         $18 3/4              $24  1/8              $26 7/16             $23 1/4
  Low...............................         $15 1/4              $16  1/4              $22 5/16             $17 11/16

     In the first quarter and second quarter of 1999, the Company recognized non-cash charges aggregating approximately $6 million pre-tax to reflect the other than temporary decline in value of equity affiliates of the Company.

     In 1999, the Company completed the sale of its aftermarket-related and vacuum metalizing businesses. These transactions resulted in a pre-tax gain of approximately $26 million, of which approximately $10 million was recognized in the first quarter 1999 and approximately $16 million in the second quarter 1999.

     In the second quarter 1999, the Company recorded a non-cash pre-tax charge of approximately $17.5 million related to impairment of certain long-lived assets, which included its hydroforming equipment and related intellectual property.

     In the fourth quarter 1999, the Company recognized pre-tax charges aggregating approximately $12 million, principally related to the closure of a plant and the sale of a business.

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The results for 1998 reflect TriMas' sales and operating results from the date of acquisition.

                                MASCOTECH, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

     Results for first quarter 1998 benefitted from pre-tax gains aggregating approximately $12 million which resulted from partial recognition of a deferred gain related to the 1997 divestiture of a business and gains from the Company's marketable securities portfolio.

     Second quarter results for 1998 were impacted by a charge (approximately $41 million pre-tax) principally related to the disposition of certain businesses. This charge more than offset the gain related to additional consideration received by the Company in the second quarter of 1998 resulting from the disposition of MascoTech Stamping Technologies, Inc. in 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) LISTING OF DOCUMENTS.

        (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, consist of the following:

                          Consolidated Balance Sheet

                          Consolidated Statement of Income

                          Consolidated Statement of Cash Flows

                          Consolidated Statement of Shareholders' Equity

                         Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

             (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1999, 1998 and 1997, consists of the following:

               II. Valuation and Qualifying Accounts

            (ii) TriMas Corporation and Subsidiaries Consolidated Financial
                 Statements appended hereto, as required at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, consist of the following:

                          Consolidated Statement of Income

                          Consolidated Balance Sheet

                          Consolidated Statement of Cash Flows

                          Notes to Consolidated Financial Statements

        (3) Exhibits.

            3.i    Restated Certificate of Incorporation of MascoTech, Inc. and
                   amendments thereto.(7)
            3.ii   Bylaws of MascoTech, Inc., as amended.(filed herewith)
            4.a    Indenture dated as of November 1, 1986 between Masco
                   Industries, Inc. (now known as MascoTech, Inc.) and Morgan
                   Guaranty Trust Company of New York, as Trustee; Agreement of
                   Appointment and Acceptance of Successor Trustee dated as of
                   August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust
                   Company of New York and The First National Bank of Chicago;
                   Supplemental Indenture dated as of August 5, 1994 between
                   MascoTech, Inc. and The First National Bank of Chicago, as
                   Trustee; Directors' resolutions establishing the Company's
                   4 1/2% Convertible Subordinated Debentures Due 2003(7); and
                   Form of Note. (filed herewith)
            4.b    $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
                   banks party thereto from time to time, The First National
                   Bank of Chicago, as Administrative Agent, Bank of America
                   NT&SA and NationsBank N.A., as Syndication Agents(4) and
                   Amendment No. 1 thereto dated as of February 10, 1998.(3)
            4.c    Rights Agreement dated as of February 20, 1998, between
                   MascoTech, Inc. and The Bank of New York, as Rights Agent(5)
                   and Amendment No. 1 to Rights Agreement dated as of
                   September 22, 1998.(6)

            NOTE:  Other instruments, notes or extracts from agreements defining the rights of holders of long-term MascoTech, Inc.
                   or its subsidiaries have not been filed since (i) in each
                   case the total amount of long-term debt permitted thereunder does not exceed 10 percent of MascoTech, Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the Securities and
                   Exchange Commission upon request.
            10.a   Assumption and Indemnification Agreement dated as of May 1,
                   1984 between Masco Corporation and Masco Industries, Inc.
                   (now known as MascoTech, Inc.).(1)
            10.b   Corporate Services Agreement and Annex dated as of January
                   1, 1987 between Masco Industries, Inc. (now known as
                   MascoTech, Inc.) and Masco Corporation, Amendment No. 1
                   dated as of October 31, 1996 and related letter agreements dated January 22, 1998 and June 17, 1998. (all filed
                   herewith)
            10.c   Corporate Opportunities Agreement dated as of May 1, 1984
                   between Masco Corporation and Masco Industries, Inc. (now
                   known as MascoTech, Inc.)(1) and Amendment No. 1 dated as of
                   October 31, 1996.(2)
            10.d   Stock Repurchase Agreement dated as of May 1, 1984 between
                   Masco Corporation and Masco Industries, Inc. (now known as
                   MascoTech, Inc.) and related letter dated September 20,
                   1985, Amendment to Stock Repurchase Agreement dated as of
                   December 20, 1990 and Amendment to Stock Repurchase
                   Agreement included in Agreement dated as of November 23,
                   1993.(7)
            10.e   Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
                   between MascoTech, Inc. and Masco Corporation, including
                   form of Note, Agreement dated as of November 23, 1993
                   relating thereto, and Amendment No. 1 to the Securities
                   Purchase Agreement dated as of October 31, 1996.(7)
            10.f   Registration Agreement dated as of March 31, 1993, between
                   Masco Corporation and Masco Industries, Inc. (now known as
                   MascoTech, Inc.). (filed herewith)
            10.g   Stock Purchase Agreement dated as of October 15, 1996
                   between Masco Corporation and MascoTech, Inc.(2)
            NOTE:  Exhibits 10.h through 10.q constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
            10.h   MascoTech, Inc. 1991 Long Term Stock Incentive Plan
                   (Restated July 15, 1998).(7)
            10.i   MascoTech, Inc. 1984 Restricted Stock Incentive Plan
                   (Restated December 6, 1995).(1)
            10.j   MascoTech, Inc. 1984 Stock Option Plan (Restated September
                   21, 1999). (filed herewith)
            10.k   Masco Corporation 1991 Long Term Stock Incentive Plan
                   (Amended and Restated July 10, 1998). (filed herewith)
            10.l   Masco Corporation 1988 Restricted Stock Incentive Plan
                   (Restated December 6, 1995).(1)
            10.m   Masco Corporation 1988 Stock Option Plan (Restated September
                   22, 1999). (filed herewith)
            10.n   MascoTech, Inc. Supplemental Executive Retirement and
                   Disability Plan. (filed herewith)
            10.o   MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(3)

            10.p   Description of the MascoTech, Inc. Program for Estate,
                   Financial Planning and Tax Assistance.(3)
            10.q   Masco Corporation 1997 Non-Employee Directors Stock Plan
                   (Amended July 10, 1998). (filed herewith)
            12     Computation of Ratio of Earnings to Combined Fixed Charges
                   and Preferred Stock Dividends. (filed herewith)
            21     List of Subsidiaries. (filed herewith)
            23     Consent of PricewaterhouseCoopers LLP relating to MascoTech,
                   Inc.'s Financial Statements and Financial Statement
                   Schedule. (filed herewith)
            27     Financial Data Schedule as of and for the year ended
                   December 31, 1999. (filed herewith)

-------------------------
(1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 13, 1996.

(3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated January 30, 1998.

(5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Registration Statement on Form 8-A dated February 23, 1998.

(6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1998.

(7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

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

March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        PRINCIPAL EXECUTIVE OFFICER:

           /s/ FRANK M. HENNESSEY                  Vice Chairman and Chief
---------------------------------------------        Executive Officer
             FRANK M. HENNESSEY

 PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

             /s/ TIMOTHY WADHAMS                   Executive Vice President --
---------------------------------------------        Finance and Administration and
               TIMOTHY WADHAMS                       Chief Financial Officer

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

                                                                  March 29, 2000

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1999

Schedules, as required for the years ended December 31, 1999, 1998 and 1997:

                                                                PAGE
                                                                ----

II. Valuation and Qualifying Accounts.......................    F-2
TriMas Corporation and Subsidiaries Consolidated Financial
  Statements................................................    F-3

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

        COLUMN A           COLUMN B            COLUMN C             COLUMN D      COLUMN E
------------------------  ----------   -------------------------   ----------   -------------
                                               ADDITIONS
                                       -------------------------
                                                       CHARGED
                          BALANCE AT     CHARGED      (CREDITED)
                          BEGINNING      TO COSTS      TO OTHER                  BALANCE AT
      DESCRIPTION         OF PERIOD    AND EXPENSES    ACCOUNTS    DEDUCTIONS   END OF PERIOD
------------------------  ----------   ------------   ----------   ----------   -------------
                                                         (A)          (B)
Allowance for doubtful
  accounts, deducted
  from accounts
  receivable in the
  balance sheet:
  1999..................  $3,410,000    $1,080,000    $   20,000   $  220,000    $4,290,000
                          ==========    ==========    ==========   ==========    ==========
  1998..................  $1,180,000    $  750,000    $2,590,000   $1,110,000    $3,410,000
                          ==========    ==========    ==========   ==========    ==========
  1997..................  $2,000,000    $  500,000    $   60,000   $1,380,000    $1,180,000
                          ==========    ==========    ==========   ==========    ==========

NOTES:

(A) Allowance of companies acquired, and other adjustments, net.

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

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 17, 1998

                               TRIMAS CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------
                                                1997            1996            1995
                                            -------------   -------------   -------------
Net sales.................................  $ 667,910,000   $ 600,230,000   $ 553,490,000
Cost of sales.............................   (447,940,000)   (403,380,000)   (371,470,000)
Selling, general and administrative
  expenses................................   (106,270,000)    (92,560,000)    (83,340,000)
                                            -------------   -------------   -------------
  Operating profit........................    113,700,000     104,290,000      98,680,000
Interest expense..........................     (5,420,000)    (10,810,000)    (13,530,000)
Other, net (principally interest
  income).................................      6,790,000       7,110,000       6,690,000
                                            -------------   -------------   -------------
  Income before income taxes and
     extraordinary
     charge...............................    115,070,000     100,590,000      91,840,000
Income taxes..............................     43,730,000      39,230,000      35,820,000
                                            -------------   -------------   -------------
  Income before extraordinary charge......     71,340,000      61,360,000      56,020,000
Extraordinary charge related to becoming a
  private company.........................     (4,970,000)
                                            -------------   -------------   -------------
  Net income..............................  $  66,370,000   $  61,360,000   $  56,020,000
                                            =============   =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1997            1996
                                                             ------------    ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents..............................    $105,380,000    $105,890,000
  Receivables............................................      83,340,000      80,390,000
  Inventories............................................      97,060,000      92,210,000
  Other current assets...................................       4,850,000       4,130,000
                                                             ------------    ------------
           Total current assets..........................     290,630,000     282,620,000
Property and equipment...................................     200,490,000     194,540,000
Excess of cost over net assets of acquired companies.....     177,770,000     174,710,000
Other assets.............................................      39,570,000      44,800,000
                                                             ------------    ------------
             Total assets................................    $708,460,000    $696,670,000
                                                             ============    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................    $ 31,430,000    $ 33,750,000
  Other current liabilities..............................      36,710,000      45,430,000
                                                             ------------    ------------
           Total current liabilities.....................      68,140,000      79,180,000
Deferred income taxes and other..........................      44,950,000      39,920,000
Long-term debt...........................................      45,970,000     187,120,000
                                                             ------------    ------------
           Total liabilities.............................     159,060,000     306,220,000
                                                             ------------    ------------
Shareholders' equity:
  Common stock, $.01 par value, authorized 100 million
     shares, outstanding 41.3 million shares in 1997;
     36.6 million shares in 1996.........................         410,000         370,000
  Paid-in capital........................................     260,310,000     155,690,000
  Retained earnings......................................     293,500,000     238,290,000
  Cumulative translation adjustments.....................      (4,820,000)     (3,900,000)
                                                             ------------    ------------
           Total shareholders' equity....................     549,400,000     390,450,000
                                                             ------------    ------------
             Total liabilities and shareholders'
                equity...................................    $708,460,000    $696,670,000
                                                             ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1997           1996           1995
                                             ------------   ------------   ------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income............................  $ 66,370,000   $ 61,360,000   $ 56,020,000
     Adjustments to reconcile net income to
        net cash from operations:
           Extraordinary charge............     4,970,000
           Depreciation and amortization...    25,680,000     22,930,000     21,480,000
           Deferred income taxes...........     4,830,000      2,100,000      5,560,000
           (Increase) decrease in
             receivables...................    (1,360,000)    (1,460,000)    (4,670,000)
           (Increase) decrease in
             inventories...................    (5,050,000)    (2,430,000)    (5,930,000)
           Increase (decrease) in accounts
             payable and other current
             liabilities...................    (9,900,000)     7,320,000     (2,500,000)
           Other, net......................    (1,720,000)     1,260,000     (3,710,000)
                                             ------------   ------------   ------------
             Net cash from operations......    83,820,000     91,080,000     66,250,000
                                             ------------   ------------   ------------
  INVESTMENTS:
     Capital expenditures..................   (28,560,000)   (26,670,000)   (23,470,000)
     Acquisitions, net of cash acquired....                  (27,490,000)
     Contingent acquisition price paid
        (including $7.0 million to
        MascoTech, Inc.)...................   (11,250,000)
                                             ------------   ------------   ------------
             Net cash from (used for)
                investments................   (39,810,000)   (54,160,000)   (23,470,000)
                                             ------------   ------------   ------------
  FINANCING:
     Long-term debt:
           Issuance........................    23,750,000     27,920,000
           Retirement......................   (55,980,000)   (43,280,000)   (51,470,000)
     Fees related to becoming a private
        company............................    (1,820,000)
     Common stock dividends paid...........   (10,470,000)    (8,060,000)    (6,590,000)
                                             ------------   ------------   ------------
             Net cash from (used for)
                financing..................   (44,520,000)   (23,420,000)   (58,060,000)
                                             ------------   ------------   ------------
  CASH AND CASH EQUIVALENTS:
     Increase (decrease) for the year......      (510,000)    13,500,000    (15,280,000)
     At beginning of the year..............   105,890,000     92,390,000    107,670,000
                                             ------------   ------------   ------------
        At end of the year.................  $105,380,000   $105,890,000   $ 92,390,000
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

                               TRIMAS CORPORATION

NOTE 1. ACCOUNTING POLICIES (CONTINUED)
DEPRECIATION AND AMORTIZATION

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

NOTE 4. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                              (IN THOUSANDS)
                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                             1997        1996        1995
                                                          ----------   ---------   ---------
Interest paid...........................................   $  7,420     $10,610     $13,560
                                                           ========     =======     =======
Income taxes paid.......................................   $ 41,080     $33,180     $30,690
                                                           ========     =======     =======
Significant noncash transactions:
  Conversion of convertible subordinated debentures into
     common stock.......................................   $106,000
                                                           ========
  Accrued fees related to becoming a private company....   $  3,150
                                                           ========
  Common stock dividends declared, payable in subsequent
     year...............................................   $  2,890     $ 2,200     $ 1,830
                                                           ========     =======     =======
  Assumption of liabilities as partial consideration for
     the assets of companies acquired...................                $26,720
                                                                        =======
  Increase in obligation, including accrued interest, to
     former owner, MascoTech, Inc., of business
     acquired, recorded as additional excess of cost
     over net assets of acquired companies..............                $ 5,850
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
                                                              =======   ========

     At December 31, 1997 borrowings from banks are owing under the Company's L20.0 million revolving credit facility in England ($25.8 million) and its DM
30.0 million revolving credit facility in Germany ($16.3 million). At December 31, 1996 borrowings from banks are owing under the Company's domestic $350.0 million revolving credit facility ($33.0 million), its L20.0 million revolving credit facility in England ($19.3

                               TRIMAS CORPORATION

NOTE 8. LONG-TERM DEBT (CONTINUED)

million), its DM 30.0 million revolving credit facility in Germany ($9.0 million) and other borrowing arrangements in Germany ($6.7 million). The domestic facility, which was terminated in January, 1998 as a result of the acquisition of the Company by MascoTech, Inc., permitted the Company to borrow under several different interest rate options, while the foreign facilities base interest rates on the London Interbank Offered Rate (LIBOR). At December 31, 1997 the blended interest rate on bank borrowings equaled 6.4 percent. The facilities contain certain restrictive covenants, the most restrictive of which, at December 31, 1997, required $381.5 million of shareholders' equity. The Company had available credit of $8.6 million under its foreign revolving credit facilities at December 31, 1997.

     During 1997 the Company redeemed, for cash, $9.0 million of its $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The remaining $106.0 million of debentures were converted into 4.7 million shares of TriMas Corporation common stock at the conversion price of $22 5/8 per share.

NOTE 9. SHAREHOLDERS' EQUITY

                                                                                   (IN THOUSANDS)
                                                                          CUMULATIVE
                                        COMMON    PAID-IN     RETAINED    TRANSLATION
                                        STOCK     CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                                        ------    --------    --------    -----------    --------
Balance, January 1, 1995............     $370     $155,210    $136,310      $(1,290)     $290,600
  Net income........................                            56,020                     56,020
  Common stock dividends............                            (6,960)                    (6,960)
  Other.............................                   220                   (1,210)         (990)
                                         ----     --------    --------      -------      --------
Balance, December 31, 1995..........      370      155,430     185,370       (2,500)      338,670
  Net income........................                            61,360                     61,360
  Common stock dividends............                            (8,440)                    (8,440)
  Other.............................                   260                   (1,400)       (1,140)
                                         ----     --------    --------      -------      --------
Balance, December 31, 1996..........      370      155,690     238,290       (3,900)      390,450
  Net income........................                            66,370                     66,370
  Common stock dividends............                           (11,160)                   (11,160)
  Convertible debt conversion.......       40      104,160                                104,200
  Other.............................                   460                     (920)         (460)
                                         ----     --------    --------      -------      --------
Balance, December 31, 1997..........     $410     $260,310    $293,500      $(4,820)     $549,400
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

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1997        1996        1995
                                                         ---------   ---------   ---------
Options outstanding, January 1.........................    538,557     576,064     594,200
Options granted:
  At option prices per share of $18.38-$25.50..........        890      16,154       4,864
  Weighted average option price per share..............     $23.89      $22.12      $23.35
Options exercised:
  At option price per share of $8.88...................     33,400      53,661      23,000
Options outstanding, December 31:
  At option prices per share of $7.50-$8.88............    484,139     517,539     571,200
     Weighted average option price per share...........      $8.42       $8.45       $8.49
     Weighted average remaining term...................  2.5 years   3.5 years   4.6 years
  At option prices per share of $18.38-$25.50..........     21,908      21,018       4,864
     Weighted average option price per share...........     $22.46      $22.40      $23.35
     Weighted average remaining term...................  3.3 years   4.3 years   5.3 years
Exercisable, December 31...............................    327,647     312,552     260,464
  Weighted average option price per share..............      $9.11       $8.94

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

                               TRIMAS CORPORATION

NOTE 10. STOCK OPTIONS AND AWARDS (CONTINUED)

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

     The annual expense for all plans was:

                                                                            (IN THOUSANDS)
                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1997         1996         1995
                                                          ------       ------       ------
Defined contribution plans..............................  $3,040       $2,480       $3,470
Defined benefit plans...................................   2,290        2,660        1,690
                                                          ------       ------       ------
                                                          $5,330       $5,140       $5,160
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

     Net periodic pension cost of defined benefit plans includes the following components:

                                                                              (IN THOUSANDS)
                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                          1997          1996          1995
                                                         -------       -------       -------
Service cost...........................................  $ 2,490       $ 2,670       $ 2,000
Interest cost..........................................    4,270         3,980         3,570
Actual (return) or loss on assets......................   (2,960)       (4,010)       (5,360)
Net amortization and deferral..........................   (1,510)           20         1,480
                                                         -------       -------       -------
                                                         $ 2,290       $ 2,660       $ 1,690
                                                         =======       =======       =======

     Weighted average rate assumptions used were as follows:

                                                              1997       1996       1995
                                                              ----       ----       ----
Discount rate...............................................   7.3%       7.5%       7.3%
Rate of increase in compensation levels.....................   5.1%       5.1%       5.1%
Expected long-term rate of return on plan assets............  10.6%      10.6%      10.7%

                               TRIMAS CORPORATION

NOTE 11. RETIREMENT PLANS (CONTINUED)
     The following table sets forth the funded status of the defined benefit plans:

                                                                                       (IN THOUSANDS)
                                                                 AT DECEMBER 31,
                                             --------------------------------------------------------
                                                        1997                          1996
                                             --------------------------    --------------------------
                                                PLANS          PLANS          PLANS          PLANS
                                                WHERE          WHERE          WHERE          WHERE
                                               ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                               EXCEED        BENEFITS        EXCEED        BENEFITS
                                             ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                              BENEFITS        ASSETS        BENEFITS        ASSETS
                                             -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation..............      $ 2,800        $48,110        $30,850        $12,060
                                               =======        =======        =======        =======
  Accumulated benefit obligation.........      $ 2,800        $49,370        $31,220        $14,190
                                               =======        =======        =======        =======
  Projected benefit obligation...........      $ 2,800        $60,540        $41,030        $15,270
Plan assets at fair value................        4,720         41,700         35,660          9,200
                                               -------        -------        -------        -------
Projected benefit obligation (in excess
  of) or less than plan assets...........        1,920        (18,840)        (5,370)        (6,070)
Unrecognized net (asset) or obligation...         (250)          (170)          (980)           390
Unrecognized prior service cost..........                       2,340            400          1,680
Unrecognized net (gain) or loss..........       (1,630)        14,340          5,630          3,240
Requirement to recognize minimum
  liability..............................                      (5,520)                       (4,220)
                                               -------        -------        -------        -------
     Prepaid pension cost or (pension
        liability).......................      $    40        $(7,850)       $  (320)       $(4,980)
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

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 13. INCOME TAXES

                                                                              (IN THOUSANDS)
                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                       -------------------------------------
                                                         1997           1996          1995
                                                       --------       --------       -------
Income before income taxes and extraordinary
  charge:
  Domestic.........................................    $105,810       $ 92,990       $86,900
  Foreign..........................................       9,260          7,600         4,940
                                                       --------       --------       -------
                                                       $115,070       $100,590       $91,840
                                                       ========       ========       =======
Provision for income taxes:
  Federal..........................................    $ 31,090       $ 29,700       $23,810
  State and local..................................       5,170          4,690         4,460
  Foreign..........................................       2,640          2,740         1,990
  Deferred, principally federal....................       4,830          2,100         5,560
                                                       --------       --------       -------
                                                       $ 43,730       $ 39,230       $35,820
                                                       ========       ========       =======

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                          1997          1996          1995
                                                          -----         -----         -----
U.S. federal statutory tax rate.......................    35.0%         35.0%         35.0%
State and local taxes, net of federal tax benefit.....     2.9           3.0           3.1
Foreign taxes in excess of U.S federal tax rate.......      .1            .1            .3
Nondeductible amortization of excess of cost over net
  assets of acquired companies........................      .6            .6            .7
Other, net............................................     (.6)           .3           (.1)
                                                          -----         -----         -----
     Effective tax rate...............................    38.0%         39.0%         39.0%
                                                          =====         =====         =====

     Items that gave rise to deferred taxes:

                                                                                              (IN THOUSANDS)
                                                                   AT DECEMBER 31,
                                          ------------------------------------------------------------------
                                                       1997                                1996
                                          ------------------------------      ------------------------------
                                          DEFERRED TAX      DEFERRED TAX      DEFERRED TAX      DEFERRED TAX
                                             ASSETS         LIABILITIES          ASSETS         LIABILITIES
                                          ------------      ------------      ------------      ------------
Property and equipment................                        $27,260                             $23,940
Intangible assets.....................                          6,300                               4,960
Accrued employee benefits.............       $3,350                              $2,950
Inventory.............................          650                                 620
Other.................................        1,050             4,710             1,420             4,480
                                             ------           -------            ------           -------
                                             $5,050           $38,270            $4,990           $33,380
                                             ======           =======            ======           =======

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
3.i      Restated Certificate of Incorporation of MascoTech, Inc. and
         amendments thereto.(7)
3.ii     Bylaws of MascoTech, Inc., as amended.(filed herewith)
4.a      Indenture dated as of November 1, 1986 between Masco
         Industries, Inc. (now known as MascoTech, Inc.) and Morgan
         Guaranty Trust Company of New York, as Trustee; Agreement of
         Appointment and Acceptance of Successor Trustee dated as of
         August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust
         Company of New York and The First National Bank of Chicago;
         Supplemental Indenture dated as of August 5, 1994 between
         MascoTech, Inc. and The First National Bank of Chicago, as
         Trustee; Directors' resolutions establishing the Company's
         4 1/2% Convertible Subordinated Debentures Due 2003(7); and
         Form of Note. (filed herewith)
4.b      $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
         banks party thereto from time to time, The First National
         Bank of Chicago, as Administrative Agent, Bank of America
         NT&SA and NationsBank N.A., as Syndication Agents(4) and
         Amendment No. 1 thereto dated as of February 10, 1998.(3)
4.c      Rights Agreement dated as of February 20, 1998, between
         MascoTech, Inc. and The Bank of New York, as Rights Agent(5)
         and Amendment No. 1 to Rights Agreement dated as of
         September 22, 1998.(6)
NOTE:    Other instruments, notes or extracts from agreements
         defining the rights of holders of long-term MascoTech, Inc.
         or its subsidiaries have not been filed since (i) in each
         case the total amount of long-term debt permitted thereunder does not exceed 10 percent of MascoTech, Inc.'s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by MascoTech, Inc. to the Securities and
         Exchange Commission upon request.
10.a     Assumption and Indemnification Agreement dated as of May 1,
         1984 between Masco Corporation and Masco Industries, Inc.
         (now known as MascoTech, Inc.).(1)
10.b     Corporate Services Agreement and Annex dated as of January
         1, 1987 between Masco Industries, Inc. (now known as
         MascoTech, Inc.) and Masco Corporation, Amendment No. 1
         dated as of October 31, 1996 and related letter agreements dated January 22, 1998 and June 17, 1998. (all filed
         herewith)
10.c     Corporate Opportunities Agreement dated as of May 1, 1984
         between Masco Corporation and Masco Industries, Inc. (now
         known as MascoTech, Inc.)(1) and Amendment No. 1 dated as of
         October 31, 1996.(2)
10.d     Stock Repurchase Agreement dated as of May 1, 1984 between
         Masco Corporation and Masco Industries, Inc. (now known as
         MascoTech, Inc.) and related letter dated September 20,
         1985, Amendment to Stock Repurchase Agreement dated as of
         December 20, 1990 and Amendment to Stock Repurchase
         Agreement included in Agreement dated as of November 23,
         1993.(7)
10.e     Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
         between MascoTech, Inc. and Masco Corporation, including
         form of Note, Agreement dated as of November 23, 1993
         relating thereto, and Amendment No. 1 to the Securities
         Purchase Agreement dated as of October 31, 1996.(7)
10.f     Registration Agreement dated as of March 31, 1993, between
         Masco Corporation and Masco Industries, Inc. (now known as
         MascoTech, Inc.). (filed herewith)
10.g     Stock Purchase Agreement dated as of October 15, 1996
         between Masco Corporation and MascoTech, Inc.(2)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
NOTE:    Exhibits 10.h through 10.q constitute the management
         contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.h     MascoTech, Inc. 1991 Long Term Stock Incentive Plan
         (Restated July 15, 1998).(7)
10.i     MascoTech, Inc. 1984 Restricted Stock Incentive Plan
         (Restated December 6, 1995).(1)
10.j     MascoTech, Inc. 1984 Stock Option Plan (Restated September
         21, 1999). (filed herewith)
10.k     Masco Corporation 1991 Long Term Stock Incentive Plan
         (Amended and Restated July 10, 1998). (filed herewith)
10.l     Masco Corporation 1988 Restricted Stock Incentive Plan
         (Restated December 6, 1995).(1)
10.m     Masco Corporation 1988 Stock Option Plan (Restated September
         22, 1999). (filed herewith)
10.n     MascoTech, Inc. Supplemental Executive Retirement and
         Disability Plan. (filed herewith)
10.o     MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(3)
10.p     Description of the MascoTech, Inc. Program for Estate,
         Financial Planning and Tax Assistance.(3)
10.q     Masco Corporation 1997 Non-Employee Directors Stock Plan
         (Amended July 10, 1998). (filed herewith)
12       Computation of Ratio of Earnings to Combined Fixed Charges
         and Preferred Stock Dividends. (filed herewith)
21       List of Subsidiaries. (filed herewith)
23       Consent of PricewaterhouseCoopers LLP relating to MascoTech,
         Inc.'s Financial Statements and Financial Statement
         Schedule. (filed herewith)
27       Financial Data Schedule as of and for the year ended
         December 31, 1999. (filed herewith)

-------------------------
(1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated November 13, 1996.

(3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Current Report on Form 8-K dated January 30, 1998.

(5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Registration Statement on Form 8-A dated February 23, 1998.

(6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1998.

(7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.