Form 10-Q
period 2000-03-31
MASCOTECH INC
filed 2000-05-12
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED MARCH 31, 2000
COMMISSION FILE NUMBER 1-12068


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

                          YES   X     NO
                              -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                   SHARES OUTSTANDING AT
               CLASS                                   APRIL 28, 2000
               -----                               ---------------------

COMMON STOCK, PAR VALUE $1 PER SHARE                    44,557,000

                                 MASCOTECH, INC.

                                      INDEX



                                                         PAGE NO.
                                                         --------


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              March 31, 2000 and December 31, 1999             1

           Consolidated Condensed Statement of Income
              for the Three Months Ended
              March 31, 2000 and 1999                          2

           Consolidated Condensed Statement of
              Cash Flows for the Three Months
              Ended March 31, 2000 and 1999                    3

           Notes to Consolidated Condensed Financial
              Statements                                     4-6

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     7-8

Part II. Other Information and Signature                    9-10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 MASCOTECH, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                     MARCH 31,     DECEMBER 31,
    ASSETS                                             2000            1999
    ------                                         ------------    ------------
Current assets:
    Cash and cash investments                       $    11,090     $     4,490
    Receivables                                         263,980         218,960
    Inventories                                         183,340         183,600
    Deferred and refundable income taxes                 26,660          46,750
    Prepaid expenses and other assets                    14,620          16,320
                                                    -----------     -----------
              Total current assets                      499,690         470,120

Equity and other investments in affiliates              108,440         110,730
Property and equipment, net                             727,490         722,680
Excess of cost over net assets of acquired
  companies                                             768,210         759,330
Notes receivable and other assets                        39,770          38,410
                                                    -----------     -----------
              Total assets                          $ 2,143,600     $ 2,101,270
                                                    ===========     ===========

    LIABILITIES
    -----------
Current liabilities:
    Accounts payable                                $   129,780     $   114,490
    Accrued liabilities                                 114,390         113,910
                                                    -----------     -----------
              Total current liabilities                 244,170         228,400

Convertible subordinated debentures                     305,000         305,000
Long-term debt                                        1,066,260       1,067,890
Deferred income taxes and other
  long-term liabilities                                 208,740         199,600
                                                    -----------     -----------
              Total liabilities                       1,824,170       1,800,890
                                                    -----------     -----------

    SHAREHOLDERS' EQUITY
    --------------------
Preferred stock, $1 par:
  Authorized: 25 million;
  Outstanding: None                                        --              --
Common stock, $1 par:
  Authorized: 250 million;
  Outstanding: 44.7 million and 44.6 million             44,720          44,640
Paid-in capital                                             250            --
Retained earnings                                       346,580         324,290
Accumulated other comprehensive loss                    (29,390)        (24,870)
Less:  Restricted stock awards                          (42,730)        (43,680)
                                                    -----------     -----------
              Total shareholders' equity                319,430         300,380
                                                    -----------     -----------
              Total liabilities and
                shareholders' equity                $ 2,143,600     $ 2,101,270
                                                    ===========     ===========


                The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
                                                         2000            1999
                                                      ---------       ---------

Net sales                                             $ 459,400       $ 448,660
Cost of sales                                          (340,000)       (332,640)
Selling, general and
  administrative expenses                               (56,170)        (57,150)
Gain on disposition of businesses, net                     --            10,010
                                                      ---------       ---------

           Operating profit                              63,230          68,880
                                                      ---------       ---------

Other income (expense), net:
   Interest expense                                     (21,810)        (20,950)
   Equity and interest income
     from affiliates                                      1,500           1,730
   Other, net                                              (240)         (2,920)
                                                      ---------       ---------
                                                        (20,550)        (22,140)
                                                      ---------       ---------

Income before income taxes                               42,680          46,740
Income taxes                                             16,860          22,880
                                                      ---------       ---------

Net income                                            $  25,820       $  23,860
                                                      =========       =========

Basic earnings per share                              $     .63       $     .58
                                                      =========       =========
Diluted earnings per share                            $     .51       $     .47
                                                      =========       =========

Cash dividends declared per share                     $     .08       $     .07
                                                      =========       =========

Cash dividends paid per share                         $     .08       $     .07
                                                      =========       =========




                The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $    55,110   $   55,920
         Decrease in inventories                            3,240        1,920
         (Increase) in receivables                        (43,460)     (52,690)
         Increase in accounts payable and
            accrued liabilities                            18,800       11,740
         Decrease in prepaid expenses and
            other current assets                           21,510        3,330
         Other, net                                        (1,160)      (3,210)
                                                      -----------   ----------
            Net cash from operating activities             54,040       17,010
                                                      -----------   ----------

     FINANCING:
         Payment of debt                                  (52,820)     (39,330)
         Increase in debt                                  47,310       54,850
         Payment of common stock dividends                 (3,540)      (3,180)
         Retirement of Company common stock                    --      (12,280)
         Other, net                                          (300)      (5,980)
                                                      -----------   ----------
            Net cash (used for) financing
               activities                                  (9,350)      (5,920)
                                                      -----------   ----------

     INVESTMENTS:
         Capital expenditures                             (26,000)     (29,940)
         Cash received from sale of businesses, net         3,200        3,540
         Acquisition of businesses, net of cash
           acquired                                       (19,960)       ---
         Other, net                                         4,670        5,960
                                                      -----------   ----------
            Net cash (used for) investing
              activities                                  (38,090)     (20,440)
                                                      -----------   ----------

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the three months               6,600       (9,350)
     At January 1                                           4,490       29,390
                                                      -----------   ----------
     At March 31                                      $    11,090   $   20,040
                                                      ===========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Net cash paid during the period for:

          Interest                                    $    16,840    $  16,250
                                                      ===========    =========

          Income taxes                                $    (9,490)   $   9,120
                                                      ===========    =========





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Certain amounts for the period ended March 31, 1999 have been reclassified to conform to the presentation adopted in 2000.

B.   Inventories by component are as follows (in thousands):

                                                MARCH 31      DECEMBER 31
                                                  2000           1999
                                                --------       --------

          Finished goods                        $ 83,600       $ 86,240
          Work in process                         49,030         45,940
          Raw materials                           50,710         51,420
                                                --------       --------

                                                $183,340       $183,600
                                                ========       ========

C. Property and equipment, net reflects accumulated depreciation of $339 million and $323 million at March 31, 2000 and December 31, 1999, respectively.

D. The Company's total comprehensive income for the period was as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                            2000         1999
                                                          --------     --------

Net income                                                $ 25,820     $ 23,860
Other comprehensive loss (principally foreign
  currency translation)                                    (4,520)      (10,780)
                                                          -------      --------

         Total comprehensive income                       $ 21,300     $ 13,080
                                                          ========     ========


E. In March 2000, the Company acquired a manufacturer of towing equipment and accessories. The acquisition was accounted for as a purchase and results are included from date of acquisition.

F. The Company completed the sale of its aftermarket-related and vacuum metalizing businesses in 1999. These transactions resulted in a pre-tax gain of approximately $26 million, of which $10 million was recognized in the first quarter of 1999 (including $15.2 million ($6 million after-tax) resulting from the Company's revised estimate of the fair market value of certain assets held for sale at March 31, 1999 and a loss of approximately $5.2 million ($3.8 million after-tax) on a transaction that closed in March
     1999).

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

G. Segment activity for the three months ended March 31, 2000 and 1999 are as follows:

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                    2000               1999
                                                  --------           --------
      REVENUES FROM EXTERNAL CUSTOMERS

      Specialty Metal Formed Products             $230,500           $202,700
      Towing Systems                                80,510             69,090
      Specialty Fasteners                           61,270             61,260
      Specialty Packaging & Sealing Products        60,930             57,550
      Specialty Industrial Products                 26,190             27,460
      Companies Sold or Held for Sale                ---               30,600
                                                  --------           --------
              Total                               $459,400           $448,660
                                                  ========           ========

      INTERSEGMENT REVENUES

      Specialty Metal Formed Products             $  2,580           $  2,380
      Towing Systems                                 3,060              2,250
      Specialty Fasteners                            1,160                830
      Specialty Packaging & Sealing Products            40              ---
      Specialty Industrial Products                    190                170
      Companies Sold or Held for Sale                ---                  700
                                                  --------           --------
              Total                               $  7,030           $  6,330
                                                  ========           ========

      OPERATING PROFIT

      Specialty Metal Formed Products             $ 33,540           $ 29,600
      Towing Systems                                13,130              8,930
      Specialty Fasteners                            6,690              8,510
      Specialty Packaging & Sealing Products        12,250              9,710
      Specialty Industrial Products                  2,900              4,140
      Companies Sold or Held for Sale                ---                3,640
                                                  --------           --------
              Total                               $ 68,510           $ 64,530
                                                  ========           ========
                                                  Three Months Ended March 31
                                                  ---------------------------
                                                    2000               1999
                                                  --------           --------
      OPERATING PROFIT

      Total operating profit for reportable
       segments                                   $ 68,510           $ 64,530
      General corporate expenses                    (5,280)            (5,660)
      Net gain on disposition of businesses          ---               10,010
                                                  --------           --------

              Total operating profit              $ 63,230           $ 68,880
                                                  ========           ========


                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

H. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                      2000            1999
                                                  -----------      ----------
      Weighted average number of shares
        outstanding                                    40,980          41,460
                                                  ===========      ==========

        Earnings used for basic earnings per
          share computation                       $    25,820      $   23,860
                                                  ===========      ==========

      Basic earnings per share                    $       .63      $      .58
                                                  ===========      ==========

      Total shares used for basic earnings
        per share computation                          40,980          41,460
      Dilutive securities:
        Stock options                                     380             540
        Convertible debentures                          9,840           9,840
        Contingently issuable shares                    4,370           3,820
                                                  -----------      ----------
        Total shares used for diluted
          earnings per share computation               55,570          55,660
                                                  ===========      ==========

      Earnings used for basic earnings per
        share computation                         $    25,820      $   23,860
      Add back of debenture interest                    2,340           2,290
                                                  -----------      ----------
        Earnings used for diluted
          earnings per share computation          $    28,160      $   26,150
                                                  ===========      ==========

      Diluted earnings per share                  $       .51      $      .47
                                                  ===========      ==========



     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                 MASCOTECH, INC.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MascoTech sales for the first quarter 2000 increased two percent to $459 million as compared with $449 million in 1999. Income in the first quarter 2000 increased eight percent to $25.8 million or $.51 per share, compared with $23.9 million or $.47 per share in 1999.

         Excluding the 1999 sales contribution from the Company's aftermarket-related and vacuum metalizing businesses which were sold in early 1999, first quarter 2000 sales, aided by acquisitions, would have increased approximately ten percent. Results for first quarter 1999 benefitted from a nonrecurring pre-tax gain, related to the disposition of certain businesses, of approximately $10 million. This gain was partially offset by a charge of approximately $2 million, net in other expense principally related to the decline in value of an equity affiliate. Earnings per share, excluding the operating results of the aftermarket-related and vacuum metalizing businesses and the non-recurring pre-tax gain and charge, for the first quarter 1999, would have been $.43.

         The following information related to sales, operating profit and margins relates to the Company's operating segments.

         Sales for the Company's Specialty Metal Formed products, aided by an acquisition, increased 14 percent in the first quarter 2000 as compared with 1999. Excluding the acquisition, sales would have increased approximately four percent. Excluding the acquisition, sales of powder metal products increased 11 percent reflecting the continued ramp-up of our new Valencia, Spain plant and new product launches. Currency fluctuations and the disposition of the Company's Specialty Tubing business reduced sales by approximately $7 million in first quarter 2000 as compared to 1999.

         Sales of Specialty Fasteners for first quarter 2000 approximated 1999 levels. Sales of large diameter fasteners, benefitting from improved markets for agricultural and off-highway applications increased 10 percent. This increase was offset by the phase out of certain products resulting from a plant closure and continued softness for aerospace fastener applications. Sales of Towing Systems, aided by acquisitions, increased 17 percent in the first quarter 2000 as compared with 1999. First quarter 2000 sales for Specialty Packaging and Sealing Products increased six percent as sales for specialty gaskets and related products increased 12 percent and sales of compressed gas cylinders increased modestly, benefitting from improved market conditions in the oil and gas industry. Sales of Specialty Industrial Products were down five percent in the first quarter 2000 from 1999 levels.

         Operating margin was 13.8 percent in 2000 compared with 13.2 percent in 1999, excluding, in 1999, the results of the aftermarket and vacuum metalizing businesses and the gain on disposition. The improvement in operating margin is the result of improved market conditions for certain of the Company's products serving the oil and gas industry and continued growth of the Towing segment. In addition, start up costs related to the launch of new products and a new manufacturing facility negatively impacted operating performance.

         The tax rate for first quarter 2000 was 39.5 percent. The higher than statutory rate of 39.5 percent results primarily from non-deductible goodwill amortization from the TriMas acquisition. The tax rate for first quarter 1999 was 49 percent which resulted from the tax treatment related to the divested businesses.

         The Board of Directors declared a dividend of $.08 per common share, payable on May 15, 2000, to shareholders of record on April 14, 2000.

                                 MASCOTECH, INC.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONCLUDED)

         At March 31, 2000, current assets, which aggregated approximately $500 million, were approximately two times current liabilities. Additional borrowings available under the Company's revolving credit agreement and otherwise, anticipated internal cash flows, and to the extent necessary, future financings in the financial markets are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, capital expansion programs and other investment needs subject to compliance with bank covenants.

Other Matters

         Year 2000

         The Company did not experience any significant disruptions to its operating systems or lose any revenues as a result of the date change to year 2000.

         The Company has had in place an internal review team that has been and is continuing to address the Year 2000 issues that encompass operating and administrative areas of the Company. Also, executive management and the Board of Directors continues to monitor the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and the use of computer applications in the Company's manufacturing processes. Additionally, contingency plans were designed to address either internal or external Year 2000 problems.


Forward-Looking Statements

         Statements in this quarterly report on Form 10-Q which are not historical facts are forward looking statements that involve certain risks and uncertainty including, but not limited to, risks associated with the uncertainty of future financial results, conditions within the markets in which the Company competes, labor relations of the Company and certain of its customers and other uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

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




                                           MASCOTECH, INC.
                                           ---------------
                                            (REGISTRANT)




DATE:      MAY 12, 2000                BY: /s/ TIMOTHY WADHAMS
     ------------------------------        ------------------------------------
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



EXHIBIT
-------


Exhibit 12                 Computation of Ratio of Earnings to Combined
                              Fixed Charges and Preferred Stock
                              Dividends

Exhibit 27                 Financial Data Schedule