Form 10-Q
period 2000-06-30
MASCOTECH INC
filed 2000-08-14
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED JUNE 30, 2000
COMMISSION FILE NUMBER 1-12068


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

                          YES   X     NO
                              -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                   SHARES OUTSTANDING AT
               CLASS                                   JULY 31, 2000
               -----                               ---------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                     44,770,401

                                 MASCOTECH, INC.

                                      INDEX


                                                         PAGE NO.

Part I.  Financial Information

  Item 1.  Financial Statements

              Consolidated Condensed Balance Sheet -
              June 30, 2000 and December 31, 1999            1

           Consolidated Condensed Statements of Income
              for the Three and Six Months Ended
              June 30, 2000 and 1999                         2

           Consolidated Condensed Statement of
              Cash Flows for the Six Months
              Ended June 30, 2000 and 1999                   3

           Notes to Consolidated Condensed Financial
              Statements                                    4-7

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    8-9

Part II. Other Information and Signature                   10-11


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 MASCOTECH, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                JUNE 30,       DECEMBER 31,
    ASSETS                                       2000              1999
    ------                                    ----------       ------------
Current assets:
    Cash and cash investments                 $    2,840       $    4,490
    Receivables                                  208,990          218,960
    Inventories                                  177,450          183,600
    Deferred and refundable income taxes          24,990           46,750
    Prepaid expenses and other assets             17,950           16,320
                                              ----------       ----------
              Total current assets               432,220          470,120

Equity and other investments in affiliates       116,190          110,730
Property and equipment, net                      737,330          722,680
Excess of cost over net assets of acquired
  companies                                      762,700          759,330
Notes receivable and other assets                 38,980           38,410
                                              ----------       ----------
              Total assets                    $2,087,420       $2,101,270
                                              ==========       ==========

    LIABILITIES
    -----------

Current liabilities:
    Accounts payable                          $  122,420       $  114,490
    Accrued liabilities                          114,710          113,910
                                              ----------       ----------
              Total current liabilities          237,130          228,400

Convertible subordinated debentures              305,000          305,000
Long-term debt                                   978,780        1,067,890
Deferred income taxes and other long-term
  liabilities                                    230,780          199,600
                                              ----------       ----------
              Total liabilities                1,751,690        1,800,890
                                              ----------       ----------

    SHAREHOLDERS' EQUITY
    --------------------

Preferred stock, $1 par:
  Authorized:  25 million;
  Outstanding:  None                             ---              ---
Common stock, $1 par:
  Authorized:  250 million;
  Outstanding:  44.7 million and 44.6 million     44,690           44,640
Paid-in capital                                    ---            ---
Retained earnings                                369,030          324,290
Accumulated other comprehensive loss             (33,130)         (24,870)
Less:  Restricted stock awards                   (44,860)         (43,680)
                                              ----------       ----------
              Total shareholders' equity         335,730          300,380
                                              ----------       ----------
              Total liabilities and
                shareholders' equity          $2,087,420       $2,101,270
                                              ==========       ==========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                     ---------------------      ---------------------
                                            JUNE 30                     JUNE 30
                                     ---------------------      ---------------------
                                        2000        1999           2000        1999
                                     ---------   ---------      ---------   ---------
Net sales                            $ 442,310   $ 436,510      $ 901,710   $ 885,170
Cost of sales                         (328,230)   (322,820)      (668,230)   (655,460)
Selling, general and
  administrative expenses              (56,990)    (55,250)      (113,160)   (112,400)
Gain (charge) for disposition of
  businesses, net                        ---        16,540          ---        26,550
Charge for asset impairment              ---       (17,510)         ---       (17,510)
                                     ---------   ---------      ---------   ---------

     Operating profit                   57,090      57,470        120,320     126,350
                                     ---------   ---------      ---------   ---------

Other income (expense), net:
   Interest expense                    (21,970)    (20,320)       (43,780)    (41,270)
   Equity and interest income
     from affiliates, net                8,190       3,800          9,690       5,530
   Loss from change in investment
     of an equity affiliate              ---        (3,150)         ---        (3,150)
   Other, net                              (60)        880           (300)     (2,040)
                                     ---------   ---------      ---------   ---------
                                       (13,840)    (18,790)       (34,390)    (40,930)
                                     ---------   ---------      ---------   ---------

Income before income taxes              43,250      38,680         85,930      85,420
Income taxes                            17,070      12,570         33,930      35,450
                                     ---------   ---------      ---------   ---------

Net income                           $  26,180   $  26,110      $  52,000   $  49,970
                                     =========   =========      =========   =========

Basic earnings per share             $     .64   $     .64      $    1.27   $    1.21
                                     =========   =========      =========   =========

Diluted earnings per share           $     .51   $     .51      $    1.02   $     .98
                                     =========   =========      =========   =========

Cash dividends declared per share    $     .08   $     .07      $     .16   $     .14
                                     =========   =========      =========   =========

Cash dividends paid per share        $     .08   $     .07      $     .16   $     .14
                                     =========   =========      =========   =========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                       $  103,860   $  102,520
         Decrease in inventories                           9,130       10,980
         (Increase) in receivables                       (36,860)     (38,830)
         Proceeds from accounts receivable sale           48,260        ---
         Increase in accounts payable and
            accrued liabilities                           11,340        2,250
         Decrease in prepaid expenses and
            other current assets                          19,310        8,420
         Other, net                                       (3,160)      (4,040)
                                                      ----------   ----------
            Net cash from operating activities           151,880       81,300
                                                      ----------   ----------

     FINANCING:
         Payment of debt                                (133,950)     (79,000)
         Increase in debt                                 40,460        4,260
         Payment of common stock dividends                (7,110)      (6,300)
         Retirement of Company common stock                ---        (16,280)
         Proceeds from interest rate swap settlement      15,820        ---
         Other, net                                       (5,030)      (6,720)
                                                      ----------   ----------
            Net cash (used for) financing
               activities                                (89,810)    (104,040)
                                                      ----------   ----------

     INVESTMENTS:
         Capital expenditures                            (53,970)     (72,330)
         Cash received from sale of businesses, net        3,200       90,470
         Acquisition of businesses, net of
           cash acquired                                 (21,090)       ---
         Other, net                                        8,140        9,200
                                                      ----------   ----------
            Net cash (used for) from investing
               activities                                (63,720)      27,340
                                                      ----------   ----------

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the six months               (1,650)       4,600
     At January 1                                          4,490       29,390
                                                      ----------   ----------
     At June 30                                       $    2,840   $   33,990
                                                      ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Net cash paid during the period for:

          Interest                                    $   39,930   $   40,450
                                                      ==========   ==========

          Income taxes                                $   (3,910)  $   14,050
                                                      ==========   ==========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Certain amounts for the period ended June 30, 1999 have been reclassified to conform to the presentation adopted in 2000.

B.       Inventories by component are as follows (in thousands):

                                                June 30,      December 31,
                                                  2000           1999
                                                --------       --------
          Finished goods                        $ 79,250       $ 86,240
          Work in process                         50,210         45,940
          Raw materials                           47,990         51,420
                                                --------       --------
                                                $177,450       $183,600
                                                ========       ========

C. Property and equipment, net reflects accumulated depreciation of $350 million and $323 million as at June 30, 2000 and December 31, 1999, respectively.

D. The Company's total comprehensive income for the period was as follows (in thousands):

                                       Three Months Ended      Six Months Ended
                                             June 30               June 30
                                       ------------------    -------------------
                                         2000      1999        2000       1999
                                       --------   -------    --------   --------
         Net income                    $26,180    $26,110    $ 52,000   $ 49,970
         Other comprehensive loss       (3,740)    (2,910)     (8,260)   (13,690)
                                       -------    -------    --------   --------

           Total comprehensive income  $22,440    $23,200    $ 43,740   $ 36,280
                                       =======    =======    ========   ========

         The majority of other comprehensive loss relates to foreign currency translation.

E. In March 2000, the Company acquired a manufacturer of towing equipment and accessories. The acquisition was accounted for as a purchase and results are included from date of acquisition.

F. Interest rate swap agreements covering a notional debt amount of $400 million expired or were terminated in June 2000 at a gain, and the Company received proceeds of approximately $15.8 million. The Company has deferred a portion of the gain in the amount of approximately $14.9 million which will be recognized through a reduction in annual interest expense through 2003. The cash proceeds were used for the reduction of long-term debt and are reflected as financing activities in the Consolidated Condensed Statement of Cash Flows.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

G. Segment activity for the three and six months ended June 30, 2000 and 1999 is as follows:

                                         Three Months Ended      Six Months Ended
                                              June 30                June 30
                                         -------------------    -------------------
                                           2000       1999        2000       1999
                                         --------   --------    --------   --------
REVENUES FROM EXTERNAL CUSTOMERS

Specialty Metal Formed Products          $215,680   $206,250    $446,180   $408,950
Towing Systems                             84,420     79,060     164,930    148,150
Specialty Fasteners                        57,980     60,880     119,250    122,140
Specialty Packaging & Sealing Products     56,920     55,960     117,850    113,510
Specialty Industrial Products              27,310     26,150      53,500     53,610
Companies Sold or Held for Sale             ---        8,210       ---       38,810
                                         --------   --------    --------   --------

        Total                            $442,310   $436,510    $901,710   $885,170
                                         ========   ========    ========   ========

INTERSEGMENT REVENUES

Specialty Metal Formed Products          $  1,850   $  2,150    $  4,430   $  4,530
Towing Systems                              2,730      2,000       5,790      4,250
Specialty Fasteners                           500        740       1,660      1,570
Specialty Packaging & Sealing Products         60      ---           100      ---
Specialty Industrial Products                 120        190         310        360
Companies Sold or Held for Sale             ---          230       ---          930
                                         --------   --------    --------   --------

        Total                            $  5,260   $  5,310    $ 12,290   $ 11,640
                                         ========   ========    ========   ========

OPERATING PROFIT

Specialty Metal Formed Products          $ 29,640   $ 27,970    $ 63,180   $ 57,570
Towing Systems                             14,120     14,230      27,250     23,160
Specialty Fasteners                         6,240      7,900      12,930     16,410
Specialty Packaging & Sealing Products      9,430     10,640      21,680     20,350
Specialty Industrial Products               2,720      2,470       5,620      6,610
Companies Sold or Held for Sale             ---          750       ---        4,390
                                         --------   --------    --------   --------

        Total                            $ 62,150   $ 63,960    $130,660   $128,490
                                         ========   ========    ========   ========
                                         Three Months Ended      Six Months Ended
                                              June 30                June 30
                                         -------------------    -------------------
                                           2000       1999        2000       1999
                                         --------   --------    --------   --------
OPERATING PROFIT

Total operating profit for reportable
 segments                                $ 62,150   $ 63,960    $130,660   $128,490
General corporate expenses                 (5,060)    (5,520)    (10,340)   (11,180)
Net gain on disposition of
  businesses                                ---       16,540       ---       26,550
Charge for asset impairment                 ---      (17,510)      ---      (17,510)
                                         --------   --------    --------   --------

        Total operating profit           $ 57,090   $ 57,470    $120,320   $126,350
                                         ========   ========    ========   ========

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

H. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                            Three Months Ended    Six Months Ended
                                                 June 30              June 30
                                           -------------------   -------------------
                                             2000       1999       2000       1999
                                           --------   --------   --------   --------
      Weighted average number of
        shares outstanding                   41,000     40,890     41,000     41,170
                                           ========   ========   ========   ========

        Earnings used for basic earnings
          per share computation            $ 26,180   $ 26,110   $ 52,000   $ 49,970
                                           ========   ========   ========   ========

      Basic earnings per share             $    .64   $    .64   $   1.27   $   1.21
                                           ========   ========   ========   ========

      Total shares used for basic earnings
        per share computation                41,000     40,890     41,000     41,170
      Dilutive securities:
        Stock options                           340        600        360        570
        Convertible debentures                9,840      9,840      9,840      9,840
        Contingently issuable shares          4,580      3,960      4,550      3,890
                                           --------   --------   --------   --------
        Total shares used for diluted
          earnings per share computation     55,760     55,290     55,750     55,470
                                           ========   ========   ========   ========

      Earnings used for basic earnings
        per share computation              $ 26,180   $ 26,110   $ 52,000   $ 49,970
      Add back of debenture interest          2,340      2,340      4,680      4,630
                                           --------   --------   --------   --------
        Earnings used for diluted
          earnings per share computation   $ 28,520   $ 28,450   $ 56,680   $ 54,600
                                           ========   ========   ========   ========

      Diluted earnings per share           $    .51   $    .51   $   1.02   $    .98
                                           ========   ========   ========   ========

         Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised into common stock.

         The 1999 basic earnings per share amounts for the quarters may not total to the year-to-date amounts due to the purchase and retirement of shares throughout the year.

I. During June 2000, the Company entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly owned, bankruptcy-remote, special purpose subsidiary ("MTSPC") of the Company. MTSPC has sold and, subject to certain conditions, may from time to time sell, an undivided fractional ownership interest in the pool of receivables up to approximately $50 million to a third party multi-seller receivables funding company (the "conduit"). Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. The estimated fair value of the subordinated retained interest, excluding allowance for doubtful accounts, was approximately $23.7 million at June 30, 2000, which is included in the receivables balance. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company services, administers, and collects the receivables on behalf of MTSPC and the conduit. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The related expense of approximately $.35 million has been included in selling, general and administrative expenses in the Company's Consolidated Condensed Statement of Income. The proceeds were used for the reduction of long-term debt and are reflected as operating cash flows in the accompanying Consolidated Condensed Statement of Cash Flows.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

J. The Company completed the sale of its aftermarket-related and vacuum metalizing businesses in 1999. These transactions resulted in a pre-tax gain of approximately $26 million, of which $10 million was recognized in the first quarter of 1999 (including $15.2 million ($6 million after-tax) resulting from the Company's revised estimate of the fair market value of certain assets held for sale at March 31, 1999 and a loss of approximately $5.2 million ($3.8 million after-tax) on a transaction that closed in March 1999). The remaining pre-tax gain on disposition of approximately $16 million ($13.0 million after-tax) was recognized in the second quarter of 1999.

K. In the second quarter of 1999, the Company recognized a non-cash charge of $3.1 million pre-tax to reflect the other than temporary decline in value of an equity affiliate of the Company.


L. In the second quarter 1999, the Company recorded a non-cash charge of $17.5 million related to an impairment of certain long lived assets, related to its hydroforming equipment and intellectual property. The revised carrying values of these assets were generally calculated based on expected future cash flows which were determined to be insufficient to recover the related carrying value.

M. On August 2, 2000, the Company entered into a definitive agreement to merge with an affiliate of Heartland Industrial Partners, L.P. in a going private transaction. The value of the recapitalization transaction, including the assumption of debt, is expected to exceed $2 billion. The agreement provides for a cash payment at the closing of $16.90 per common share plus an additional amount based upon proceeds realized on the disposition of certain non-operating assets, currently anticipated to result in an aggregate per common share payment of between $17 and $18. The transaction is subject to certain conditions including the completion of financing and a stockholder vote.

                                 MASCOTECH, INC.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MascoTech sales for the second quarter 2000 increased modestly to $442 million as compared with $437 million in 1999. Sales for the second quarter 2000, excluding the impact of the disposition of the Company's specialty tubing and aftermarket-related businesses and including recent acquisitions, would have increased approximately four percent to $442 million in 2000 as compared with $425 million in 1999. Sales for the second quarter 2000, excluding acquisitions and dispositions, would have decreased approximately one percent.

     Second quarter income and earnings per share were $26 million and $.51 in both 2000 and 1999. Second quarter 2000 income benefited from increased equity affiliate income principally related to a gain recognized by one of the Company's affiliates from the sale of assets. The Company's share of this gain was principally offset by costs and expenses related to the previously announced closure of a plant and costs associated with the launch of a new manufacturing facility. The second quarter income for 1999 benefited from a gain of approximately $16.5 million pre-tax, related to the sale of the Company's aftermarket-related businesses. This gain, which has a low effective tax rate, was offset by charges to reflect the impairment in value of certain assets related to the Company's hydroforming process, $17.5 million pre-tax, and approximately $3 million pre-tax to reflect an other than temporary decline in the value of an equity affiliate.

         The following information related to sales, operating profit and margins relates to the Company's operating segments.

     Sales for the Company's Specialty Metal Formed products, aided by an acquisition, increased five percent in the second quarter 2000 as compared with 1999. Excluding the impact of an acquisition and the disposition of the Company's specialty tubing business, sales would have decreased approximately three percent principally as a result of currency fluctuations.

         Sales of Specialty Fasteners for second quarter 2000 declined approximately five percent reflecting the phase out of certain products resulting from a plant closure and continued softness for aerospace fastener applications. Excluding the impact of the plant closure, sales would have approximated 1999 levels. Sales of Towing Systems, aided by acquisitions, increased seven percent in the second quarter 2000 as compared with 1999. Excluding the impact of an acquisition, Towing sales would have approximated 1999 levels. Second quarter sales for Specialty Packaging and Sealing Products increased two percent as a result of improved sales of specialty gaskets and related products. Sales of Specialty Industrial Products increased four percent in second quarter 2000 from 1999 levels.

     Sales for the six months ended June 30, 2000 increased two percent to $902 million from $885 million in 1999. Sales for the six months ended June 30, 2000, excluding the impact of the disposition of the Company's specialty tubing and aftermarket-related businesses and including recent acquisitions, would have increased approximately 7 percent to $901 million in 2000 as compared with $840 million in 1999. Sales for the six months ended June 30, 2000, excluding acquisitions and dispositions, would have increased two percent. Operating profit, excluding in 1999 the net gain on disposition of businesses and charge for asset impairment, for the six months ended June 30, 2000 and 1999 was approximately $120 million and $126 million, respectively. For the six month period ended June 30, 2000, sales of Specialty Metal Formed products and Towing Systems aided by acquisitions increased nine and eleven percent, respectively, as compared with 1999. Sales for Specialty Fasteners decreased two percent as a result of the phase out of certain products related to a plant closure and a decline in aerospace fastener sales as a result of soft market conditions. Specialty Packaging and Sealing sales for the first six months increased four percent as a result of improved sales of specialty gaskets and related products. Sales for Specialty Industrial products for the first half of 2000 approximated 1999 levels.

                                 MASCOTECH, INC.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONCLUDED)

         Second quarter operating margin was 12.9 percent in 2000 compared with
13.4 percent in 1999, excluding, in 1999, the results of the Company's aftermarket and vacuum metalizing businesses, the gain on disposition and the non-recurring charge for asset impairment. The decrease in operating margin is the result of the phase out of certain products and plant closure costs. In addition, start up costs related to the launch of new products and a new manufacturing facility negatively impacted operating performance.

         The tax rate for second quarter 2000 was 39.5 percent. The higher than statutory rate of 39.5 percent results primarily from non-deductible goodwill amortization for tax purposes. The tax rate for second quarter 1999 was 33 percent, which resulted from the tax treatment related to the divested businesses and the asset impairment charge.

         The Board of Directors declared a dividend of $.08 per common share, payable on August 14, 2000, to shareholders of record on July 21, 2000.

         In the second quarter, the Company entered into a securitization agreement to sell, on an ongoing basis, a pool of its trade accounts receivable. The proceeds, approximately $48 million, from the sale were used for the reduction of long-term debt.

         In the second quarter, the Company's interest rate swap agreements covering a notional amount of $400 million expired or were terminated resulting in proceeds of approximately $15.8 million. The cash proceeds were used for the reduction of long-term debt. As a result of the expiration or termination of the interest rate swap agreements, the Company has greater exposure to interest rate fluctuations on its floating rate debt.

     On August 2, 2000, the Company entered into a definitive agreement to merge with an affiliate of Heartland Industrial Partners, L.P. in a going private transaction. The value of the recapitalization transaction, including the assumption of debt, is expected to exceed $2 billion. The agreement provides for a cash payment at the closing of $16.90 per common share plus an additional amount based upon proceeds realized on the disposition of certain non-operating assets, currently anticipated to result in an aggregate per common share payment of between $17 and $18. To the extent the disposition of the non-operating assets is not completed prior to closing, proceeds from any subsequent disposition will be distributed to stockholders after the disposition is completed. The transaction is subject to certain conditions, including the completion of financing and a stockholder vote. Several stockholder class action lawsuits have been filed against the Company and each of the Company's directors in the Delaware Court of Chancery on behalf of the Company's unaffiliated stockholders related to this transaction. The Company believes that the allegations contained in these complaints are without merit and intend to contest the actions vigorously.

         For the six months ended June 30, 2000 the Company's revenues were negatively impacted by changes in foreign exchange rates related to the German mark, the Italian lira, the Australian dollar and the British pound.

         At June 30, 2000, current assets, which aggregated approximately $430 million, were approximately two times current liabilities. Additional borrowings available under the Company's revolving credit agreement and otherwise, anticipated internal cash flows, and, to the extent necessary, future financings in the financial markets are expected to provide sufficient liquidity to fund the Company's foreseeable working capital, capital expansion programs and other investment needs subject to compliance with bank covenants.

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

                           PART II. OTHER INFORMATION
                                 MASCOTECH, INC.

Items 1, 2, 3 and 5 are not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on May 18, 2000 at which the stockholders voted upon the election of two nominees for Class III Directors; ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2000; and a shareholder proposal requiring two candidates for each directorship to be filled at the annual meetings. The following is a tabulation of the votes.

         Election of Class III Directors

                                                    For         Withheld
              William K. Howenstein              39,363,926     660,056
              John A. Morgan                     39,313,706     710,276

         Approval of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 2000

                                                           Abstentions and
                  For               Against                Broker Non-Votes
               39,818,183           133,365                     72,434

         Shareholder Proposal

                  For         Against      Abstentions     Broker Non-Votes
               3,154,305     30,228,378      556,714          6,084,585

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) EXHIBITS:

         Exhibit 10.a Receivables Purchase Agreement dated as of June 22, 2000 among MTSPC, Inc., MascoTech, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.

         Exhibit 10.b Purchase and Sale Agreement dated as of June 22, 2000 among each of the sellers named therein and MTSPC, Inc.


         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


         Exhibit 27      Financial Data Schedule


         (b) REPORTS ON FORM 8-K:

         A report on Form 8-K dated August 7, 2000 reporting under Item 5 "Other Events" that MascoTech, Inc. has entered into a Recapitalization Agreement with an affiliate of Heartland Industrial Partners L.P. pursuant to which the affiliate will be merged with and into MascoTech, Inc. with MascoTech, Inc. as the surviving corporation. As a result of the transactions contemplated by the Recapitalization Agreement, Heartland Industrial Partners L.P. will acquire control of MascoTech, Inc.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                MASCOTECH, INC.
                                                 (REGISTRANT)




DATE:      AUGUST 14, 2000             BY: /s/ Timothy Wadhams
     ---------------------------          ---------------------------
                                            Timothy Wadhams
                                            Executive Vice President
                                            Finance and Administration
                                            (Principal financial officer
                                              and authorized signatory)

                                 MASCOTECH, INC.

                                  EXHIBIT INDEX

EXHIBIT


Exhibit 10.a      Receivables Purchase Agreement dated as of June 22, 2000 among
                    MTSPC, Inc., MascoTech, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.

Exhibit 10.b      Purchase and Sale Agreement dated as of June 22, 2000 among each of the sellers named therein and MTSPC, Inc.

Exhibit 12        Computation of Ratio of Earnings to Combined Fixed Charges and
                    Preferred Stock Dividends

Exhibit 27        Financial Data Schedule