Form 10-Q
period 2000-09-30
MASCOTECH INC
filed 2000-11-14
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                          YES   X     NO
                              -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                   SHARES OUTSTANDING AT
               CLASS                                 OCTOBER 20, 2000
               -----                               ---------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                     44,736,601

                                 MASCOTECH, INC.

                                      INDEX

                                                                PAGE NO.
                                                                --------
       Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheet -
                     September 30, 2000 and December 31, 1999       1

                  Consolidated Condensed Statements of Income
                     for the Three and Nine Months Ended
                     September 30, 2000 and 1999                    2

                  Consolidated Condensed Statement of
                     Cash Flows for the Nine Months
                     Ended September 30, 2000 and 1999              3

                  Notes to Consolidated Condensed Financial
                     Statements                                    4-7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                    8-10

       Part II. Other Information and Signature                   11-12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 MASCOTECH, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                    SEPTEMBER 30,    DECEMBER 31,
           ASSETS                                       2000             1999
           ------                                   -------------    -------------
       Current assets:
           Cash and cash investments                 $   14,100       $    4,490
           Receivables                                  195,070          218,960
           Inventories                                  177,010          183,600
           Deferred and refundable income taxes          24,490           46,750
           Prepaid expenses and other assets             16,490           16,320
                                                     ----------       ----------
                     Total current assets               427,160          470,120

       Equity and other investments in affiliates       115,530          110,730
       Property and equipment, net                      741,860          722,680
       Excess of cost over net assets of acquired
         companies                                      755,560          759,330
       Notes receivable and other assets                 39,290           38,410
                                                     ----------       ----------
                     Total assets                    $2,079,400       $2,101,270
                                                     ==========       ==========

           LIABILITIES
           -----------
       Current liabilities:
           Accounts payable                          $  138,990       $  114,490
           Accrued liabilities                          116,970          113,910
                                                     ----------       ----------
                     Total current liabilities          255,960          228,400

       Convertible subordinated debentures              305,000          305,000
       Long-term debt                                   949,900        1,067,890
       Deferred income taxes and other long-term
         liabilities                                    226,790          199,600
                                                     ----------       ----------
                     Total liabilities                1,737,650        1,800,890
                                                     ----------       ----------

           SHAREHOLDERS' EQUITY
           --------------------
       Preferred stock, $1 par:
         Authorized:  25 million;
         Outstanding:  None                             ---              ---
       Common stock, $1 par:
         Authorized:  250 million;
         Outstanding:  44.7 million and 44.6 million     44,730           44,640
       Paid-in capital                                       10          ---
       Retained earnings                                383,450          324,290
       Accumulated other comprehensive loss             (42,710)         (24,870)
       Less:  Restricted stock awards                   (43,730)         (43,680)
                                                     ----------       ----------
                     Total shareholders' equity         341,750          300,380
                                                     ----------       ----------
                     Total liabilities and
                       shareholders' equity          $2,079,400       $2,101,270
                                                     ==========       ==========




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                        SEPTEMBER 30               SEPTEMBER 30
                                    ---------------------    ------------------------
                                       2000        1999         2000         1999
                                    ---------   ---------    ----------   -----------
Net sales                           $ 393,770   $ 399,300    $1,295,480   $1,284,470
Cost of sales                        (298,360)   (299,960)     (966,590)    (955,420)
Selling, general and
  administrative expenses             (49,970)    (51,030)     (163,130)    (163,430)
Gain (charge) for disposition of
  businesses, net                       2,800       ---           2,800       26,550
Charge for asset impairment             ---         ---           ---        (17,510)
                                    ---------   ---------    ----------   ----------

     Operating profit                  48,240      48,310       168,560      174,660
                                    ---------   ---------    ----------   ----------

Other income (expense), net:
   Interest expense                   (20,720)    (20,010)      (64,500)     (61,280)
   Equity and interest income
     from affiliates, net                (520)      5,000         9,170       10,530
   Loss from change in investment
     of an equity affiliate             ---         ---           ---         (3,150)
   Other, net                           2,420        (280)        2,120       (2,320)
                                    ---------   ---------    ----------   ----------
                                      (18,820)    (15,290)      (53,210)     (56,220)
                                    ---------   ---------    ----------   ----------

Income before income taxes             29,420      33,020       115,350      118,440
Income taxes                           11,560      12,820        45,490       48,270
                                    ---------   ---------    ----------   ----------

Net income                          $  17,860   $  20,200    $   69,860   $   70,170
                                    =========   =========    ==========   ==========

Basic earnings per share                $ .44       $ .49         $1.71        $1.71
                                        =====       =====         =====        =====
Diluted earnings per share              $ .37       $ .41         $1.39        $1.39
                                        =====       =====         =====        =====

Cash dividends declared per share       $ .08       $ .08         $ .24        $ .22
                                        =====       =====         =====        =====

Cash dividends paid per share           $ .08       $ .08         $ .24        $ .22
                                        =====       =====         =====        =====

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                        ------------
                                                                      2000         1999
                                                                      ----         ----
             CASH FROM (USED FOR):
                  OPERATIONS:
                      Net cash from earnings                       $  147,150   $  138,030
                      Decrease in inventories                           9,570       11,100
                      (Increase) in receivables                       (23,670)     (21,350)
                      Proceeds from accounts receivable sale           48,260        ---
                      Increase (decrease) in accounts payable
                         and accrued liabilities                       22,740      (13,020)
                      Decrease in prepaid expenses and
                         other current assets                          20,460        6,510
                      Other, net                                       (6,760)      (2,420)
                                                                   ----------   ----------
                         Net cash from operating activities           217,750      118,850
                                                                   ----------   ----------

                  FINANCING:
                      Payment of debt                                (154,450)     (35,190)
                      Increase in debt                                 31,620       22,240
                      Payment of common stock dividends               (10,700)      (9,900)
                      Retirement of Company common stock                ---        (19,530)
                      Proceeds from interest rate swap settlement      15,820        ---
                      Other, net                                       (5,100)         680
                                                                   ----------   ----------
                         Net cash (used for) financing
                            activities                               (122,810)     (41,700)
                                                                   ----------   ----------

                  INVESTMENTS:
                      Capital expenditures                            (78,790)    (100,800)
                      Cash received from sale of businesses, net        3,200       90,470
                      Acquisition of businesses, net of
                        cash acquired                                 (21,090)     (87,670)
                      Other, net                                       11,350        3,810
                                                                   ----------   ----------
                         Net cash (used for) investing
                            activities                                (85,330)     (94,190)
                                                                   ----------   ----------

             CASH AND CASH INVESTMENTS:
                  (Decrease) increase for the nine months               9,610      (17,040)
                  At January 1                                          4,490       29,390
                                                                   ----------   ----------
                  At September 30                                  $   14,100   $   12,350
                                                                   ==========   ==========

             SUPPLEMENTAL CASH FLOW INFORMATION:

                  Net cash (received)/paid during the period for:

                       Interest                                    $   57,170   $   55,570
                                                                   ==========   ==========

                       Income taxes                                $     (900)  $   27,220
                                                                   ==========   ==========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Certain amounts for the period ended September 30, 1999 have been reclassified to conform to the presentation adopted in 2000.

B.       Inventories by component are as follows (in thousands):

                                              September 30,  December 31,
                                                  2000           1999
                                                --------       --------
          Finished goods                        $ 78,490       $ 86,240
          Work in process                         50,250         45,940
          Raw materials                           48,270         51,420
                                                --------       --------

                                                $177,010       $183,600

C. Property and equipment, net reflects accumulated depreciation of $360 million and $323 million as at September 30, 2000 and December 31, 1999, respectively.

D. The Company's total comprehensive income for the period was as follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                      ------------------    -------------------
                                         2000       1999       2000       1999
                                       -------    -------    --------   --------
         Net income                    $17,860    $20,200    $ 69,860   $70,170
         Other comprehensive (loss)/
           Income                       (9,580)     4,110     (17,840)   (9,580)
                                       -------    -------    --------   -------

           Total comprehensive income  $ 8,280    $24,310    $ 52,020   $60,590
                                       =======    =======    ========   =======

         The majority of other comprehensive loss relates to foreign currency translation.

E. In March 2000, the Company acquired a manufacturer of towing equipment and accessories. The acquisition was accounted for as a purchase and results are included from date of acquisition.

F. Interest rate swap agreements covering a notional debt amount of $400 million expired or were terminated in June 2000 at a gain, and the Company received proceeds of approximately $15.8 million. The Company has deferred a portion of the gain in the amount of approximately $13.7 million at September 30, 2000, which will be recognized through a reduction in annual interest expense through 2003. The cash proceeds were used for the reduction of long-term debt and are reflected as financing activities in the Consolidated Condensed Statement of Cash Flows.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

G. Segment activity for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                       Three Months Ended       Nine Months Ended
                                           September 30           September 30
                                       -------------------   -----------------------
                                         2000       1999        2000        1999
                                       --------   --------   ----------  -----------
REVENUES FROM EXTERNAL CUSTOMERS
--------------------------------
Specialty Metal Formed Products        $197,230   $197,880   $  643,410  $  606,830
Towing Systems                           65,640     65,670      230,570     213,820
Specialty Fasteners                      51,390     58,800      170,640     180,940
Specialty Packaging & Sealing Products   52,020     50,440      169,870     163,950
Specialty Industrial Products            27,490     26,510       80,990      80,120
Companies Sold or Held for Sale           ---        ---          ---        38,810
                                       --------   --------   ----------  ----------

        Total                          $393,770   $399,300   $1,295,480  $1,284,470
                                       ========   ========   ==========  ==========

INTERSEGMENT REVENUES
---------------------
Specialty Metal Formed Products        $  1,860   $  2,180   $    6,290  $    6,710
Towing Systems                            1,840      1,980        7,630       6,230
Specialty Fasteners                         410      1,020        2,070       2,590
Specialty Packaging & Sealing Products       50      ---            150       ---
Specialty Industrial Products               130        210          440         570
Companies Sold or Held for Sale           ---        ---          ---           930
                                       --------   --------   ----------  ----------

        Total                          $  4,290   $  5,390   $   16,580  $   17,030
                                       ========   ========   ==========  ==========

OPERATING PROFIT
----------------
Specialty Metal Formed Products        $ 27,940   $ 24,860   $   91,120  $   82,430
Towing Systems                            6,830      8,500       34,080      31,660
Specialty Fasteners                       6,990      7,370       19,920      23,780
Specialty Packaging & Sealing Products   10,210      9,420       31,890      29,770
Specialty Industrial Products            (1,580)     3,080        4,040       9,690
Companies Sold or Held for Sale           ---        ---          ---         4,390
                                       --------   --------   ----------  ----------

        Total                          $ 50,390   $ 53,230   $  181,050  $  181,720
                                       ========   ========   ==========  ==========

                                        Three Months Ended     Nine Months Ended
                                           September 30           September 30
                                       -------------------   -----------------------
                                         2000       1999        2000        1999
                                       --------   --------   ----------  -----------
OPERATING PROFIT
----------------
Total operating profit for reportable
 segments                              $ 50,390   $ 53,230   $  181,050  $  181,720
General corporate expenses               (4,950)    (4,920)     (15,290)    (16,100)
Gain (charge) for disposition of
  businesses, net                         2,800      ---          2,800      26,550
Charge for asset impairment               ---        ---          ---       (17,510)
                                       --------   --------   ----------  ----------

        Total operating profit         $ 48,240   $ 48,310   $  168,560  $  174,660
                                       ========   ========   ==========  ==========

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

H. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                            Three Months Ended    Nine Months Ended
                                               September 30          September 30
                                           -------------------   --------------------
                                             2000       1999       2000       1999
                                           --------   --------   --------   ---------
      Weighted average number of
        shares outstanding                   40,930     41,280     40,970     41,120
                                           ========   ========   ========   ========

        Earnings used for basic earnings
          per share computation            $ 17,860   $ 20,200   $ 69,860   $ 70,170
                                           ========   ========   ========   ========

      Basic earnings per share             $    .44   $    .49   $   1.71   $   1.71
                                           ========   ========   ========   ========

      Total shares used for basic earnings
        per share computation                40,930     41,280     40,970     41,120
      Dilutive securities:
        Stock options                           400        610        370        590
        Convertible debentures                9,840      9,840      9,840      9,840
        Contingently issuable shares          4,030      3,570      4,100      3,760
                                           --------   --------   --------   --------
        Total shares used for diluted
          earnings per share computation     55,200     55,300     55,280     55,310
                                           ========   ========   ========   ========

      Earnings used for basic earnings
        per share computation              $ 17,860   $ 20,200   $ 69,860   $ 70,170
      Add back of debenture interest          2,340      2,340      7,020      6,970
                                           --------   --------   --------   --------
        Earnings used for diluted
          earnings per share computation   $ 20,200   $ 22,540   $ 76,880   $ 77,140
                                           ========   ========   ========   ========

      Diluted earnings per share           $    .37   $    .41   $   1.39   $   1.39
                                           ========   ========   ========   ========

         Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised into common stock.

I. During June 2000, the Company entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly owned, bankruptcy-remote, special purpose subsidiary ("MTSPC") of the Company. MTSPC has sold and, subject to certain conditions, may from time to time sell, an undivided fractional ownership interest in the pool of receivables up to approximately $50 million to a third party multi-seller receivables funding company (the "conduit"). Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. The estimated fair value of the subordinated retained interest, excluding allowance for doubtful accounts, was approximately $19.9 million at September 30, 2000, which is included in the receivables balance. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company services, administers, and collects the receivables on behalf of MTSPC and the conduit. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of approximately $1 million included in other expense. The initial proceeds were used for the reduction of long-term debt and are reflected as operating cash flows in the accompanying Consolidated Condensed Statement of Cash Flows.

                                 MASCOTECH, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

J. The Company completed the sale of its aftermarket-related and vacuum metalizing businesses in 1999. These transactions resulted in a pre-tax gain of approximately $26 million.

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

M. On August 2, 2000, the Company entered into a definitive agreement to merge with Riverside Company LLC, an affiliate of Heartland Industrial Partners, L.P. in a going private transaction. The value of the recapitalization transaction, including the assumption of debt, is expected to exceed $2 billion. Holders of common stock at the time of the recapitalization merger will be entitled to receive, in exchange for each share of MascoTech common stock, $16.90 in cash. In addition, such shareholders will be entitled to additional amounts from the net proceeds of the disposition of the Company's interest in Saturn Electronics & Engineering, Inc. There is no assurance as to the amount of payments, if any, to the stockholders as a result of the disposition of the Company's interest in Saturn. The transaction is subject to certain conditions, including the completion of financing and a stockholder vote, currently scheduled for November 28, 2000.

                                 MASCOTECH, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MascoTech sales for the third quarter 2000 decreased modestly to $394 million as compared with $399 million in 1999. Sales for the third quarter 2000, excluding the impact of acquisitions and dispositions, would have decreased approximately three percent, principally as a result of currency fluctuations which reduced third quarter 2000 sales by approximately $7 million.

         Income in the third quarter 2000 was $17.9 million or $.37 per share, compared with $20.2 million or $.41 per share in 1999. In addition to the decline in sales, operating performance for the third quarter of 2000 as compared with the comparable period in 1999 was negatively impacted by costs and expenses related to the previously announced closure of a manufacturing facility, the launch of certain new products including a new manufacturing facility and by a flood which adversely impacted the Company's specialty insulation business. These costs and expenses were offset by the positive outcome of certain issues related to businesses previously disposed and the corresponding adjustment of certain expense accruals. In addition, results were negatively impacted by reduced equity affiliate income reflecting operating losses and restructuring charges at two of the Company's affiliates. This reduction in affiliate income was offset by insurance proceeds and reduced interest expense which reflects the benefit of interest rate swap agreements which were terminated in June of 2000.

         Aided by acquisitions, sales for the Company's Specialty Metal Formed Products and Towing System products for third quarter 2000 were comparable with sales for third quarter 1999. Excluding the impact of acquisitions and dispositions, Specialty Metal Formed Products and Towing Systems sales for the third quarter of 2000 would have decreased approximately three percent and seven percent, respectively, reflecting inventory balancing by certain customers and currency fluctuations. Sales of Specialty Fasteners for third quarter 2000 declined approximately 13 percent reflecting the phase out of certain products resulting from a plant closure and softness in fastener applications in the heavy truck and off road markets. Excluding the impact of the plant closure, sales would have declined approximately seven percent. Third quarter sales for Specialty Packaging and Sealing Products increased three percent as a result of improved sales of specialty gaskets and cylinder related products. Sales of Specialty Industrial Products increased four percent in third quarter 2000 from 1999 levels.

         Sales for the nine months ended September 30, 2000 increased one percent to $1,295 million from $1,284 million in 1999 reflecting the impact of acquisitions and dispositions, which offset each other and the impact of currency fluctuations, which reduced sales for the nine months ended September 30, 2000 by approximately $18 million. Income for the nine months ended September 30, 1999 benefitted from a gain of approximately $26.5 million pre-tax, related to the sale of the Company's aftermarket-related businesses. This gain was offset by charges to reflect the impairment in value of certain assets related to the Company's hydroforming process, $17.5 million pre-tax, and approximately $3 million pre-tax to reflect an other than temporary decline in the value of an equity affiliate. Operating profit, excluding the net gains on disposition of businesses and charge for asset impairment, for the nine months ended September 30, 2000 and 1999 was approximately $166 million for both periods.

         For the nine month period ended September 30, 2000, sales of Specialty Metal Formed Products and Towing Systems aided by acquisitions increased six and eight percent, respectively, as compared with 1999. Excluding the impact of acquisitions and dispositions, Specialty Metal Formed Products sales for the nine months ended September 30, 2000 would have approximated 1999 levels while sales of Towing Systems would have increased in excess of two percent, despite the negative impact of currency fluctuations. Sales for Specialty Fasteners decreased six percent as a result of the phase out of certain products related to a plant closure. Specialty Packaging and Sealing Products sales for the first nine months increased four percent as a result of improved sales of specialty gaskets and cylinder related products. Sales for Specialty Industrial Products for the first nine months of 2000 increased one percent.

                                 MASCOTECH, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         Excluding the impact of the gains on disposition and the non-recurring charge for asset impairment, operating margin for the nine months ended September 30, 2000 and 1999 would have been 12.8 percent and 12.9 percent, respectively. Higher than expected start-up costs related to the launch of new products and new manufacturing facilities negatively impacted operating performance in both periods.

         The tax rate for third quarter 2000 was 39.3 percent. The higher than statutory rate of 39.3 percent results primarily from non-deductible goodwill amortization for tax purposes. The tax rate for third quarter 1999 was 38.8 percent.

         In the second quarter 2000, the Company entered into a securitization agreement to sell, on an ongoing basis, a pool of its trade accounts receivable. The proceeds, approximately $48 million, from the sale were used for the reduction of long-term debt.

         In the second quarter 2000, the Company's interest rate swap agreements covering a notional amount of $400 million expired or were terminated resulting in proceeds of approximately $15.8 million. The cash proceeds were used for the reduction of long-term debt. As a result of the expiration or termination of the interest rate swap agreements, the Company has greater exposure to interest rate fluctuations on its floating rate debt.

         On August 2, 2000, the Company entered into a definitive agreement to merge with Riverside Company LLC, an affiliate of Heartland Industrial Partners, L.P. in a going private transaction. The value of the recapitalization transaction, including the assumption of debt, is expected to exceed $2 billion. Holders of common stock at the time of the recapitalization merger will be entitled to receive, in exchange for each share of MascoTech common stock, $16.90 in cash. In addition, such shareholders will be entitled to additional amounts from the net proceeds of the disposition of the Company's interest in Saturn Electronics & Engineering, Inc. There is no assurance as to the amount of payments, if any, to the stockholders as a result of the disposition of the Company's interest in Saturn. The transaction is subject to certain conditions, including the completion of financing and a stockholder vote, currently scheduled for November 28, 2000.

         At September 30, 2000, current assets, which aggregated approximately $427 million, were approximately 1.7 times current liabilities. Additional borrowings available under the Company's revolving credit agreement and otherwise, anticipated internal cash flows, and, to the extent necessary, future financings in the financial markets are expected to provide sufficient liquidity to fund the Company's short-term and long-term working capital, capital expansion programs and other investment needs subject to compliance with bank covenants.

Litigation

         Five purported stockholder class action lawsuits have been filed against MascoTech, each of MascoTech's directors and Masco Corporation, in the Delaware Court of Chancery on behalf of MascoTech's unaffiliated stockholders, in connection with the proposed merger of the Company with an affiliate of Heartland Industrial Partners, L.P. The lawsuits, although not identical, allege, among other things, that (1) the directors breached their fiduciary duties to MascoTech's stockholders through an unfair process of negotiating the recapitalization agreement and unfair and inadequate consideration and (2) Heartland and the continuing stockholders unfairly possessed nonpublic information when negotiating the recapitalization agreement. The lawsuits further allege that these actions by MascoTech prevented or could prevent the stockholders of MascoTech from realizing the full and fair value of their stock.

                                 MASCOTECH, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONCLUDED)

         On November 3, 2000, the parties to these lawsuits entered into a Memorandum of Understanding concerning the terms of a proposed settlement of these lawsuits. In connection with a proposed settlement, (a) MascoTech and Riverside agreed to amend the recapitalization agreement to provide, among other things, for a possible increase in the amount payable to MascoTech stockholders from the proceeds of the disposition of Saturn stock, (b) the special committee agreed that, as the members of the adjustment committee (charged with the responsibility to dispose of the Saturn stock) after the recapitalization merger, they will continue to have fiduciary duties, as directors of the Delaware corporation, to the stockholders of MascoTech entitled to receive any proceeds of the sale of the Saturn stock, (c) the special committee agreed that the plaintiffs' counsel will from time to time receive reports from the advisors to the adjustment committee regarding such sale, and (d) MascoTech provided plaintiffs' counsel with an opportunity to review and comment upon the disclosure provided to MascoTech stockholders in the proxy statement that was mailed to Company shareholders on or about October 26, 2000. The proposed settlement is subject to a number of conditions, including confirmatory discovery by plaintiffs' counsel, approval of the proposed settlement by the Delaware Court of Chancery and consummation of the recapitalization merger.

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

                           PART II. OTHER INFORMATION
                                 MASCOTECH, INC.

Items 1, 2, 3, 4 and 5 are not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (A) EXHIBITS:


         Exhibit 10.a  MascoTech, Inc. Key Employee Retention Plan

         Exhibit 10.b Change of Control Agreement with William T. Anderson, dated September 21, 2000

         Exhibit 10.c Change of Control Agreement with David B. Liner, dated September 21, 2000

         Exhibit 10.d Change of Control Agreement with Leroy H. Runk, dated September 21, 2000

         Exhibit 10.e Change of Control Agreement with James F. Tompkins, dated September 21, 2000

         Exhibit 10.f Amendment No. 1 dated as of October 23, 2000 (filed herewith) to Recapitalization Agreement dated as of August 1, 2000 (filed as an exhibit to the Current Report on Form 8-K dated August 7, 2000, Commission File No. 001-12068).

         Exhibit 10.g Stock Purchase Agreement by and between MascoTech, Inc. and Citicorp Venture Capital, Ltd, dated as of August 1, 2000 (Incorporated by reference to Annex D to the Proxy Statement dated October 26, 2000, Commission File No. 001-12068).

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




                                           MASCOTECH, INC.
                                           ---------------
                                            (REGISTRANT)




DATE:      NOVEMBER 14, 2000           BY: /s/ Timothy Wadhams
      ----------------------------         -----------------------------
                                            Timothy Wadhams
                                            Executive Vice President
                                            Finance and Administration
                                            (Chief Accounting Officer
                                              and authorized signatory)

                                 MASCOTECH, INC.
                                  EXHIBIT INDEX



EXHIBIT


Exhibit 10.a               MascoTech, Inc. Key Employee Retention Plan

Exhibit 10.b Change of Control Agreement with William T. Anderson, dated September 21, 2000

Exhibit 10.c Change of Control Agreement with David B. Liner, dated September 21, 2000

Exhibit 10.d Change of Control Agreement with Leroy H. Runk, dated September 21, 2000

Exhibit 10.e Change of Control Agreement with James F. Tompkins, dated September 21, 2000

Exhibit 10.f Amendment No. 1 dated as of October 23, 2000 (filed herewith) to Recapitalization Agreement dated as of August 1, 2000 (filed as an exhibit to the Current Report on Form 8-K dated August 7, 2000, Commission File No. 001-12068).

Exhibit 10.g Stock Purchase Agreement by and between MascoTech, Inc. and Citicorp Venture Capital, Ltd, dated as of August 1, 2000 (Incorporated by reference to Annex D to the Proxy Statement dated October 26, 2000, Commission File No. 001-12068).

Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 27                 Financial Data Schedule