Form 10-K
period 2000-12-31
METALDYNE CORP
filed 2001-03-30
CIK 745448

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 1-12068

                            METALDYNE CORPORATION
                     (FORMERLY KNOWN AS MASCOTECH, INC.)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                       38-2513957
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

47603 Halyard Drive, Plymouth, Michigan                48170-2429
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 734-207-6200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                         ON WHICH REGISTERED
----------------------------------------------------  --------------------------------
Common Stock, $1.00 par Value                         None
4 1/2% Convertible Subordinated Debentures Due 2003   New York Stock Exchange, Inc.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   There is currently no public market for the Registrant's Common Stock.

        Number of shares outstanding of the Registrant's Common Stock at
                                 March 15, 2001:

          41,425,674 shares of Common Stock, par value $1.00 per share

   Portions of the Registrant's definitive Proxy Statement to be filed for its 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K.

                              TABLE OF CONTENTS

 ITEM                                                                                      PAGE
--------  ----------------------------------------------------------------------------- --------
                                              PART I
1.        Business......................................................................     1
2.        Properties....................................................................     7
3.        Legal Proceedings.............................................................     8
4.        Submission of Matters to a Vote of Security Holders...........................     8
4A.       Supplementary Item. Executive Officers of Registrant..........................     9
                                             PART II
5.        Market for Registrant's Common Equity and Related Stockholder Matters ........    10
6.        Selected Financial Data.......................................................    12
7.        Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................    13
7A.       Quantitative and Qualitative Disclosures about Market Risk....................    20
8.        Financial Statements and Supplementary Data...................................    21
9.        Changes in and Disagreements with Accountants and Financial Disclosure .......    47
                                             PART III
10.       Directors and Executive Officers of the Registrant............................    47
11.       Executive Compensation........................................................    47
12.       Security Ownership of Certain Beneficial Owners and Management ...............    47
13.       Certain Relationships and Related Transactions................................    47
                                             PART IV
14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............    47
          Signatures....................................................................    51
                                  FINANCIAL STATEMENT SCHEDULES
          Metaldyne Corporation Financial Statement Schedules...........................   F-1

                                    PART I

ITEM 1. BUSINESS.

   Metaldyne Corporation (the "Company or "we) is a leading global diversified industrial manufacturer of highly engineered products for transportation, industrial and consumer markets. Our products include metal-formed and precision-engineered components and modular systems used in vehicle engine, transmission and driveline applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products. We serve a broad range of over 150 automotive and industrial customers, including Amoco, Bayer, BMW, Boeing, Dana, DaimlerChrysler, Dow Chemical, Ford, Visteon, General Motors, Delphi, Honda, John Deere, Johns Manville, New Venture Gear, TRW, U-Haul and Wal-Mart. We operate through two business groups -our Metal Forming Group, which accounts for approximately two-thirds of our sales, and our Diversified Industrial Product Group, which accounts for the remaining one-third of our sales.

   In November 2000, we were acquired by an investor group led by Heartland Industrial Partners, L.P. ("Heartland") and Credit Suisse First Boston ("CSFB") in a recapitalization transaction. Heartland is a private equity fund established to "buy, build and grow" industrial companies in sectors with attractive consolidation opportunities. We believe the recapitalization and Heartland's investment in us will allow us to aggressively pursue internal growth opportunities and strategic acquisitions and to increase the scale and profitability of our businesses. In our Metal Forming Group, an important trend in our markets is that of automotive original equipment manufacturers, or OEMs, seeking to outsource their metal component design, engineering, fabrication and assembly functions. As a leading supplier of highly engineered metal parts with strong machining, assembly and module capabilities, we believe we are positioned to provide an integrated, full service solution to the engine, transmission and driveline components and module needs of our customers. We plan to add capabilities, through internal investment and select acquisitions, in additional metals and processes (such as ductile iron, aluminum and magnesium) to enhance our full service offering We intend to also grow our diversified industrial products businesses through internal investment and acquisitions of businesses that share key characteristics with our existing diversified businesses. We believe our diversified businesses share highly focused product strategies based on proprietary capabilities, strong market share positions and high operating margins.

OUR BUSINESS GROUPS

   We operate through two business groups -- Metal Forming and Diversified Industrial Products. Both groups have businesses with leading market shares, state-of-the-art technologies and superior product quality.

   METAL FORMING GROUP. Our Metal Forming Group manufactures a broad range of engineered metal products used in automotive and industrial applications and combines capabilities in engineering, design, machining and assembly. The Metal Forming Group's sales are primarily to light vehicle OEMs and component assemblers, but also include other customers in the aerospace, heavy truck, construction, general industrial and consumer markets. The Metal Forming Group's products include cold, warm and hot forged products, forged and conventional powdered metal products and tubular fabricated products used in engine, transmission and drivetrain components, assemblies and sub-assemblies. In addition, the Metal Forming Group manufactures specialty fasteners, compressed gas cylinders and other metal-formed products used in a variety of industrial applications The Metal Forming group has the leading North American market share in several of its key products, including hot forgings, powder metal connecting rods, and forged shafts and is the second largest independent "machining and assembly" supplier.

   We have added strong capabilities in machining and sub-assembly and light metals through the acquisition of Simpson Industries, Inc. ("Simpson") in December 2000 and a strategic relationship with Global Metal Technologies, Inc. ("GMTI"), which was acquired by Heartland in January 2001. As a result of the Simpson acquisition, we add world class machining and assembly capabilities and can offer OEM customers an integrated solution for their needs by combining design, engineering, metal forming, machining and sub-assembly capabilities. Through our strategic relationship with GMTI, which is a leading provider of precision aluminum die castings, we have added forming capabilities in aluminum, which is experiencing strong growth due to its lightweight characteristics. The Simpson acquisition and the GMTI relationship will provide us with opportunities to reduce costs in certain sales, marketing, administration and overhead functions and to improve operational efficiency.

   DIVERSIFIED INDUSTRIAL PRODUCT GROUP. Our Diversified Industrial Products Group manufactures towing and related accessories as well as a broad range of products used in industrial applications. The Diversified Industrial Product Group's towing and accessories products include trailer hitches, hitch mounted accessories, jacks, couplers and winches, roof racks and related electrical products. These products are sold to customers such as Wal-Mart, K-Mart and U-Haul. Specialty industrial products include closures and dispensing products, gaskets, insulation products and precision cutting tools for a wide variety of customers in the chemical, refining, container, construction and other industries. Key customers include Dow, BASF, Bayer, Pepsi, Sherwin Williams, Exxon Mobil, Lyondell, Chevron.

OUR BUSINESS STRATEGIES

   Our goal in the Metal Forming Group is to become the leading supplier of high quality, low cost metal formed components, assemblies and modules to the global transportation industry. As a result of the competitive pressures on automotive manufacturers to improve quality and reduce costs, time to market, overhead and inventory, several trends have emerged which are important to our strategy, including: (i) the desire of OEM's and certain Tier 1 suppliers to outsource the design and manufacture of metal parts in engine, transmission and driveline applications, (ii) increasing demand for fully-integrated modular assemblies, and (iii) the globalization and consolidation of the supply base. Our strategy to capitalize on these trends includes the following elements:

   o CAPITALIZE ON FULL-SERVICE, INTEGRATED SUPPLY OPPORTUNITIES. We intend to leverage our strengths in forged steel and powder metal components by adding metal capabilities in ductile iron foundry, aluminum foundry and aluminum and magnesium die casting. By offering a full complement of metal solutions we believe we will be able to offer OEMs "one-stop" shopping to optimize weight, cost, stress, durability, fatigue resistance and other metal component attributes. With the largest North American market shares in certain engineered forging and powder metal application, and the second largest non-captive machining and assembly capability, we believe we have a competitive advantage in becoming a fully integrated supplier. Our capabilities in engineering, design, machining and assembly, position us to capture a greater share of the "value chain" and deliver customers finished sub-assemblies and modules rather than independent parts. Recently we have had opportunities to pursue new business opportunities utilizing our integrated capabilities to supply a larger percentage of the value added content of certain applications which could result in significant increases in content per vehicle on related programs.

   o INVEST IN ENGINEERING, DESIGN AND INFORMATION TECHNOLOGY. We plan to continue investing in technology and design capability to support our products. We believe that in order to effectively develop total metal component and assembly solutions it is necessary to integrate research, development, and design elements with product fabrication, machining, finishing and assembly. We believe that our larger scale and broader product line relative to several of our competitors will enable us to more efficiently invest in information technology and develop a significant competitive advantage. In addition, we plan to implement advanced information technology systems to enable us to reduce overhead and administrative expenses.

   o PURSUE GLOBAL EXPANSION OPPORTUNITIES. Global expansion is an important component of our growth strategy. A significant portion of the global market for engineered metal parts is outside of North America. Further, as OEM's continue to consolidate their supply base, they are looking for global suppliers that can provide seamless product delivery across geographic production regions. We believe our size, strong market shares in North America and customer relationships uniquely position us to capitalize on this trend.

   o       CAPTURE BENEFITS FROM ECONOMIES OF SCALE AND OPERATING
           SYNERGIES. As we grow our businesses, we will seek to improve our sourcing costs for key commodity inputs, such as primary and secondary scrap, hot bar and rod and other key raw material components for our Metal Forming Group. In addition, as a larger company we will be able to spread our engineering and product development costs over a larger sales base. Furthermore, acquisitions and strategic relationships typically present opportunities for cost reductions through operational efficiency. Through the Simpson acquisition and the GMTI relationship, we have already developed customer-based marketing teams, identified overhead that can be shared and targeted opportunities for restructuring and coordination of design, engineering, administrative and raw material purchasing functions.

   Our strategy in the Diversified Industrial Group is to aggressively pursue internal growth opportunities and selected strategic acquisitions to create a significant portfolio of industrial businesses that share common and complementary characteristics, including proprietary technologies, market leadership in niche industrial markets, strong brand names, high operating margins, strong free cash flow generation and above average growth opportunities. Several businesses have significant growth opportunities related to new product development and expansion into new markets. In addition, we believe there are significant opportunities to reduce overhead and administrative costs across these businesses though the use of information technology and shared services. We also believe we can reduce operating costs by combining and rationalizing certain operations.

RECENT DEVELOPMENTS

   THE RECAPITALIZATION. On November 28, 2000, we completed a recapitalization transaction which resulted in an investor group led by Heartland and CSFB acquiring control of our company. Pursuant to the recapitalization, our publicly traded common stock was converted into the right to receive $16.90 in cash plus additional cash amounts, if any, based upon the net proceeds from any future disposition of the stock of Saturn Electronics & Engineering Inc. owned by us. Only holders of our common stock at the time of the recapitalization will be entitled to proceeds from any disposition of our Saturn stock. Investors in the common stock offered hereby will not be entitled to receive any Saturn proceeds. In connection with the recapitalization, certain of our stockholders, primarily Masco Corporation and Richard A. Manoogian and the related Richard and Jane Manoogian Foundation, agreed to roll over a portion of their investment in us and consequently remain as stockholders in Metaldyne.

   The recapitalization, the repayment of certain of our existing indebtedness and the payment of fees and expenses in connection with the recapitalization was financed through approximately (1) $435 million in equity financing provided by Heartland and its affiliates, investment funds associated with CSFB, and other equity co-investors, (2) $123.8 million of proceeds from the sale of certain equity investments owned by us, (3) $1,016 million from borrowings under our credit facility and (4) $118.5 million of proceeds from the sale of accounts receivable pursuant to a new accounts receivable facility.

   SIMPSON ACQUISITION. On December 15, 2000, we acquired Simpson for total consideration of approximately $365 million, including fees and expenses and the assumption of indebtedness. Simpson is a designer and manufacturer of precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light-and heavy-duty trucks and diesel engines. We believe that Simpson will further enhance our vertical integration in the metal forming industry. The acquisition of Simpson, the repayment of certain indebtedness of Simpson and the payment of fees and expenses in connection with the acquisition of Simpson was funded with approximately (1) $126 million in additional common equity financing provided by Heartland and other equity co-investors, (2) $203 million from borrowings under our credit facility ($200 million in term loans and $3 million in revolving credit borrowings) and (3) $36 million from the sale of accounts receivable pursuant to our accounts receivable facility. Subsequent to the acquisition of Simpson we repaid approximately $50.0 million of term loans with the proceeds from certain sale-leaseback transactions.

   STRATEGIC RELATIONSHIP WITH GLOBAL METALS TECHNOLOGIES, INC. In January 2001, Heartland acquired GMTI, a leading supplier of aluminum die cast components to the automotive industry. We intend to explore a range of opportunities for realizing benefits from our affiliation with GMTI, including a possible merger of GMTI into our operations in the future. The timing and terms of any such transaction are uncertain and we reserve the right not to pursue it. To achieve the strategic value of our affiliation with GMTI, we entered into a strategic services agreement with GMTI. Under this agreement, we and GMTI provide one another with extensive support and services at cost and are coordinating raw material and energy purchases. Our arrangements also include joint sales and marketing programs and initiatives.

   OPERATING SEGMENTS

   The following table sets forth for the three years ended December 31, the net sales and operating profit for our operating segments, (includes Simpson Industries in the Metal Forming Group from date of acquisition, December 15,
2000).

                                                       NET SALES(1)
                                                      (IN THOUSANDS)
                                          ---------------------------------------
                                              2000          1999         1998
                                          ------------ ------------  -----------
METAL FORMING GROUP
 Specialty Metal Formed Products ........  $  831,000    $  817,000   $  760,000
 Specialty Fasteners.....................     215,000       241,000      226,000
DIVERSIFIED INDUSTRIAL PRODUCT GROUP
 Towing Systems..........................     276,000       260,000      238,000
 Specialty Packaging and Sealing
  Products...............................     220,000       216,000      223,000
 Specialty Industrial Products...........     108,000       107,000      110,000
 Companies Sold or Held for Sale ........          --        39,000      115,000
                                          ------------ ------------  -----------
                                           $1,650,000    $1,680,000   $1,672,000
                                          ============ ============  ===========

                                                  OPERATING PROFIT(2)(3)
                                          ---------------------------------------
                                              2000          1999         1998
                                          ------------ ------------  -----------
METAL FORMING GROUP
 Specialty Metal Formed Products ........   $110,000      $112,000     $106,000
 Specialty Fasteners.....................     21,000        35,000       38,000
DIVERSIFIED INDUSTRIAL PRODUCT GROUP
 Towing Systems..........................     33,000        37,000       34,000
 Specialty Packaging and Sealing
  Products...............................     39,000        41,000       46,000
 Specialty Industrial Products...........      6,000        14,000       16,000
 Companies Sold or Held for Sale ........         --         4,000       12,000
                                          ------------ ------------  -----------
                                            $209,000      $243,000     $252,000
                                          ============ ============  ===========

------------
(1) The 1998 net sales amounts include TriMas Corporation sales occurring before the acquisition of TriMas on January 22, 1998. These sales amounted to approximately $36 million.
(2)    Amounts are before General Corporate Expense.
(3) The 1998 operating profit amounts include TriMas operating profit occurring before the acquisition date of January 22, 1998. This operating profit amounted to approximately $5 million.

OUR PRODUCTS

   Our product lines within our two primary operating groups, Metal Forming Group and Diversified Industrial Product Group, are described below.

METAL FORMING GROUP

   Specialty Metal Formed Products. We manufacture specialty metal formed products for engine and drivetrain applications, including semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles and front wheel drive components. Our metal formed products are manufactured using various process technologies, including cold, warm and hot forming, powder metalworking, value-added machining and tubular steel fabricating. We believe that our metal forming technologies provide cost-competitive, high-performance, quality components required to meet the increasing demands of the automotive and truck transportation markets.

   Machining and Assembly. With the acquisition of Simpson, the Metal Forming Group now designs and manufactures precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light-and heavy-duty trucks and diesel engines. We also design and manufacture torsional crankshaft dampers, which reduce and eliminate engine and drivetrain noise and vibration. We produce integrated front engine cover subassemblies that combine items such as the oil and water pumps, providing OEMs with a simplified process by which to attach the water and oil pumps to the front engine cover subsystem and lower assembly costs. Modular engine products include oil pumps, front engine modular assemblies and water pumps, all of which impact engine durability, reliability and life expectancy. We also produce wheel spindles, steering knuckles and hub assemblies, all of which are key components affecting the smoothness of a driver's ride and the handling and safety of an automobile. We distribute and sell our machining and assembly products principally to OEMs in North America and Europe through our own sales force.

   Specialty Fasteners and Other Metal Forming. Our specialty fasteners products include standard-and custom-designed ferrous, nonferrous and special alloy fasteners for the building construction, farm implement, medium-and heavy-duty truck, appliance, aerospace, electronics and other industries. We also provide metal treating services for manufacturers of fasteners and similar products. Specialty fasteners are sold through our own sales personnel and independent sales representatives to both distributors and manufacturers in these industries.

DIVERSIFIED INDUSTRIAL PRODUCT GROUP

   Towing Systems. We manufacture towing and trailering system products, including vehicle hitches, trailer jacks, winches, couplers and related accessories for the passenger car, light truck, recreational vehicle, trailer, marine, agricultural and industrial markets. Towing systems products are sold to independent installers, distributors, manufacturers and retailers by our sales organization and independent sales representatives.

   Specialty Packaging and Sealing Products. We manufacture specialty packaging and sealing products, including industrial and consumer container closures and dispensing products primarily for the chemical, agricultural, refining, food, petrochemical and health care industries; and specialty industrial gaskets for refining, petrochemical and other industrial applications. Sales of specialty packaging and sealing products are made by our own sales staff primarily to container manufacturers, industrial gas producers, refineries and independent distributors.

   Specialty Industrial Products. Our specialty industrial products include flame-retardant facings and jacketings used in conjunction with fiberglass insulation for commercial, industrial and residential construction applications, pressure-sensitive specialty tape products and a variety of specialty precision tools such as center drills, cutters, end mills and gauges. These products are marketed to manufacturers and distributors by our sales personnel and independent sales representatives.

CUSTOMERS

   In 2000, approximately 44 percent of our sales were direct to original equipment manufacturers. Sales to various divisions and subsidiaries of New Venture Gear, Inc. accounted for approximately 11 percent of our net sales. Except for these sales, no material portion of our business is dependent upon any one customer, although we are subject to those risks inherent in having a focus on automotive products generally.

MATERIALS AND SUPPLY ARRANGEMENTS

   In general, raw materials required by us have been obtainable from various sources and in the quantities desired.

COMPETITION

   The major domestic and foreign markets for our products are highly competitive. Competition is based primarily on price, product engineering, performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. Our global competitors include a large number of other well-established independent manufacturers as well as certain customers who have their own internal manufacturing and assembly capabilities. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with us with respect to more than a few of our product lines and services.

EMPLOYEES AND LABOR RELATIONS

   As of December 31, 2000, we employed approximately 11,600 people, of which approximately 27 percent were unionized (principally United Auto Workers). Approximately 20 percent of our employees were located outside the U.S. Employee relations have generally been satisfactory. A strike lasting from July 1997 to June 1998 involved approximately 140 employees at the Fraser, Michigan plant and was related to a planned significant reduction in headcount, resulting from our desire to further automate our production process. The strike was settled, resulting in the anticipated headcount reduction and automation.

SEASONALITY; BACKLOG

   Sales by our Towing Systems segment are generally stronger in the first and second quarters, as distributors and retailers acquire product for the spring selling season; no other operating segment experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our operating segments.

ENVIRONMENTAL MATTERS

   Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. Several of our subsidiaries were named as potentially responsible parties in several sites requiring clean-up based on the disposal of wastes they generated. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred expenses for all these sites over a number of years, a portion of which has been covered by insurance. In addition to the foregoing, our businesses have incurred expenses to clean up company-owned or leased property. Such expenditures in the past have not had a material adverse effect on our consolidated financial position, results of operations or cash-flow.

   We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The operation of automotive parts manufacturing plants entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities in the future. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

PATENTS AND TRADEMARKS

   We hold a number of patents, patent applications, licenses, trademarks and trade names. We consider our patents, patent applications, licenses, trademarks and trade names to be valuable, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our operating segments or on our present business as a whole.

INTERNATIONAL OPERATIONS

   We have operations located in Australia, Brazil, Canada, Czech Republic, England, France, Germany, Italy, Mexico and Spain. Products manufactured by us outside of the United States include forged and machined parts products for automotive customers, powder metal connecting rods, constant-velocity joints, specialty packaging and sealing products and towing systems products.

   Our foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

ITEM 2. PROPERTIES.

   Our principal manufacturing facilities range in size from approximately 10,000 square feet to 420,000 square feet, substantially all of which are owned by us, and many of which are subject to liens under our credit facility. Our executive offices are located in Plymouth, Michigan. Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements.

   The following list sets forth the location of our principal manufacturing facilities and identifies the principal operating segment utilizing such facilities.

California......... Commerce(4)
Illinois........... Wheeling(4) and Wood Dale(4)
Indiana............ Auburn(5), Bluffton(1), Elkhart(2)(2), Fort Wayne(1), Frankfort(4),
                    Freemont(1), Goshen(2), North Vernon(1) and Peru(2)
Louisiana.......... Baton Rouge(5)
Massachusetts...... Plymouth(3)
Michigan........... Canton(2), Detroit(1)(4), Farmington Hills(1), Fraser(1), Green Oak
                    Township(1), Hamburg(1), Litchfield(1), Livonia(4), Middleville(1),
                    Plymouth(1), Royal Oak(1), Troy(1), Warren(1)(3)(3)
New Jersey......... Edison(3) and Netcong(3)
North Carolina..... Greenville(1)
Ohio............... Canal Fulton(1), Edon(1), Lakewood(4), Minerva(1), Newburgh
                    Heights(4), Port Clinton(1) and Troy(1)
Oklahoma........... Tulsa(3)
Pennsylvania....... Ridgway(1) and St. Marys(1)
Tennessee.......... Memphis(1)
Texas.............. Houston(5) and Longview(5)
Wisconsin.......... Mosinee(2) and West Bend(2)
Australia.......... Hampton Park, Victoria(2), Rhodes, New South Wales(2) and Wakerley,
                    Queensland(2)
Brazil............. Cumbica-Guarulhos(1) and Sao Paulo(1)
Canada............. Fort Erie(5), Oakville(2), Sarnia(5) and Thamesville(1), Ontario
Czech Republic..... Oslavany(1)
England............ Halifax(1), Leicester(5) and Wolverhampton(1)
France............. Lyon(1)
Germany............ Neunkirchen(5), Nurnberg(1) and Zell am Harmersbach(1)
Italy.............. Poggio Rusco(1) and Valmadrera(5)
Mexico............. Iztapalapa(1), Mexico City(5) and Ramos Arispe(1)
Spain.............. Almusaffes(1) and Barcelona(1)


   Operating segments in the preceding table are identified as follows: (1) Specialty Metal Formed Products, (2) Towing Systems, (3) Specialty Industrial Products, (4) Specialty Fasteners and (5) Specialty Packaging and Sealing Products. Multiple footnotes to the same municipality denote separate facilities in that location.

ITEM 3. LEGAL PROCEEDINGS

   Five purported stockholder class action lawsuits have been filed against us, each of our directors and Masco Corporation, in the Delaware Court of Chancery on behalf of our unaffiliated stockholders, in connection with the recapitalization. The lawsuits, although not identical, allege, among other things, that (1) the directors breached their fiduciary duties to our stockholders through an unfair process of negotiating the recapitalization agreement and unfair and inadequate consideration and (2) Heartland and the continuing stockholders unfairly possessed nonpublic information when negotiating the recapitalization agreement. The lawsuits further allege that these actions by us prevented or could prevent our stockholders from realizing the full and fair value of their stock.

   On November 3, 2000, the parties to these lawsuits entered into a Memorandum of Understanding concerning the terms of a proposed settlement of these lawsuits. In connection with a proposed settlement, (a) we and Riverside Company L.L.C. agreed to amend the recapitalization agreement to provide, among other things, for a possible increase in the amount payable to our stockholders from the proceeds of the disposition of Saturn stock, (b) the special committee of the Board of Directors agreed that, as the members of the adjustment committee (charged with the responsibility to dispose of the Saturn stock) after the recapitalization merger, they will continue to have fiduciary duties, as directors of the Delaware corporation, to our stockholders entitled to receive any proceeds of the sale of the Saturn stock, (c) the special committee agreed that the plaintiffs' counsel will from time to time receive reports from the advisors to the adjustment committee regarding such sale, and (d) MascoTech provided plaintiffs' counsel with an opportunity to review and comment upon the disclosure provided to MascoTech stockholders in the proxy statement that was mailed to our stockholders on or about October 26, 2000. The proposed settlement is subject to approval by the Delaware Court of Chancery.

   A civil suit was filed in the United States District Court for the Central District of California in April, 1983 by the United States of America and the State of California against over 30 defendants, including a subsidiary of ours, for alleged release into the environment of hazardous waste disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including us, for alleged release into the environment of hazardous waste disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. Based upon our present knowledge and subject to future legal and factual developments, we do not believe that any of this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

   We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   At a Special Meeting held on November 28, 2000, the Company's shareholders approved the merger of MascoTech Harbor Inc., a wholly owned subsidiary of the Company with and into the Company for the purpose of effecting a repeal of a provision in the Company's certificate of incorporation that required a 95 percent stockholder vote to approve business combinations involving interested stockholders. This merger was approved by a vote of 34,944,912 shares in favor, 202,894 votes against and 147,925 shares abstaining. Following the approval of this merger, the Company's stockholders voted, also on Novem-ber 28, 2000, to approve the merger of an affiliate of Heartland Industrial Partners, L.P. with the Company resulting in a change of control of the Company. The recapitalization merger was approved by a vote of 34,938,771 shares in favor, with 192,914 shares against and 164,046 shares abstaining.

ITEM 4A. SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).

   The following table sets forth certain information regarding our executive officers.

 NAME                  AGE  POSITIONS                                              OFFICER SINCE
--------------------  ----- ----------------------------------------------------  ---------------

Timothy D. Leuliette    51  President and Chief Executive Officer of Metaldyne          2001
                            Corporation, President and Chief Executive Officer
                            of Metal Forming Group and Director

Grant H. Beard          40  President and Chief Executive Officer of Diversified        2001
                            Industrial Group

David B. Liner          45  Vice President and General Counsel and Assistant            1997
                            Secretary

Roy Parrott             60  Group President of Business Operations                      2001

Leroy H. Runk           61  Group President of Forming Technologies                     2001

James F. Tompkins       45  Vice President and Treasurer                                1998

Timothy Wadhams         52  Executive Vice President, Finance and Administration        1984
                            and Chief Financial Officer


------------

   TIMOTHY D. LEULIETTE. Mr. Leuliette was elected as one of our directors in connection with the recapitalization and currently serves as our President and Chief Executive Officer and the President and Chief Executive Officer, Metal Forming Group. He is the former Vice Chairman of Detroit Diesel Corporation and has spent 27 years in management of manufacturing and services businesses and in the investment of private capital. Mr. Leuliette joined the Penske Corporation as President and Chief Operating Officer in 1996 to address operational and strategic issues. From 1991 to 1996, Mr. Leuliette served as President & Chief Executive Officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including serving as a Chairman of The Federal Reserve of Chicago, Detroit Branch. Mr. Leuliette is a Senior Managing Director and one of the co-founders of Heartland Industrial Partners.

   GRANT H. BEARD. Mr. Beard was appointed President of our Diversified Industrial Group in February 2001. From September 2000 to February 2001, Mr. Beard was president and Chief Executive Officer of HealthMedia and remains its chairman of the board. From June 1997 to September 2000, he was President of the Preferred Technical Group of Dana Corporation, a manufacturer of tubular fluid routing products sold to vehicle manufacturers. He has also served as Vice President of Sales, Marketing and Corporate Development for Echlin, Inc., before the acquisition of Echlin by Dana in late 1998. Mr. Beard has experience at three private equity/merchant banking groups (Bain Capital, Anderson Group and Oxford Investment Group) where he was actively involved in corporate development, strategy and operations management.

   DAVID B. LINER. Mr. Liner has served as our Vice President and General Counsel since September 1998. He joined MascoTech in February 1997 as Vice President and Corporate Counsel. Previously he was employed by Masco Corporation as Associate Corporate Counsel from December 1987.

   ROY PARROTT. Mr. Parrott was recently named Group President of Business Operations of Metaldyne. Prior to this, he was an officer and director of Simpson Industries. Mr. Parrott joined Simpson in 1989 and served as both President and a director and then in 1994, he was named chief executive officer. Mr. Parrott is also currently a director of the Lear Corporation and of Oakland University Meadowbrook and serves on the advisory board of Michigan State's College of Natural Science.

   LEROY H. RUNK. Mr. Runk joined Metaldyne, then MascoTech, in 1993 as Group President of the Forming Technologies Group and was designated a Group President of MascoTech in 1998. He holds the same title for what is now Metaldyne. Prior to joining MascoTech, Mr. Runk was President and Chief Operating Officer of Harvard Industries, an automotive parts supplier.

   JAMES F. TOMPKINS. Mr. Tompkins was appointed a vice president in February 2001 and continues to serve as our Treasurer, which he has done since May 1998. He previously served as our Assistant Treasurer from August 1988 to May 1998.

   TIMOTHY WADHAMS. Mr. Wadhams has served as our Executive Vice President--Finance and Administration and Chief Financial Officer since September 1998. He previously served as our Senior Vice President and Chief Financial Officer from February 1998 until September 1998 and as Vice President--Controller and Treasurer from June 1990 until February 1998.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   No trading market for the Company's common stock exists. The following table sets forth common stock dividends declared for periods indicated:

                                       DIVIDENDS
1999                                   DECLARED
----                                  -----------
First Quarter                            $ 07
Second Quarter                            .07
Third Quarter                             .08
Fourth Quarter                            .08
                                     -----------
                                         $.30
                                     ===========


                                       DIVIDENDS
2000                                    DECLARED
----                                  -----------
First Quarter                             $.08
Second Quarter                             .08
Third Quarter                              .08
Fourth Quarter (through November 28)        --
                                      -----------
                                          $.24
                                      ===========

   The Company does not currently pay dividends on the common stock and it is the current policy to retain earnings to repay debt and finance the Company's operations and acquisition strategies. In addition, the Company's credit facility restricts the payment of dividends on common stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Position and Liquidity," included in
Item 7 of this Report and the Note to the Company's Consolidated Financial Statements captioned "Long-Term Debt," included in Item 8 of this Report.

   On March 15, 2001, there were approximately 600 holders of record of the Company's Common Stock.

NONE OF OUR SECURITIES WHICH WERE NOT REGISTERED UNDER THE ACT HAVE BEEN ISSUED OR SOLD BY US WITHIN THE PAST THREE YEARS EXCEPT AS FOLLOWS:

   1. On August 6, 1998, we issued 1,006,974 shares of common stock plus cash consideration to K-Tech Mfg., Inc. shareholders in exchange for all of their outstanding common stock, pursuant to an agreement and plan of reorganization, by and among us, K-Tech Mfg., Inc. and all of the K-Tech Mfg., Inc. shareholders. In accordance with this agreement, as amended, we issued 464,785 shares of common stock on December 1, 2000 to the former K-Tech stockholders.

   2. On November 28, 2000, we issued a total of 25,752,376 shares of common stock to Heartland Industrial Partners, L.P., its affiliates and other equity co-investors, at a price per share of $16.90 for a total value of approximately $435 million, pursuant to the recapitalization agreement.

   3. On December 15, 2000, we issued 7,455,619 shares of common stock to Heartland Industrial Partners, L.P., its affiliates and other co-investors, at a price per share of $16.90 in connection with the Simpson acquisition.

The issuance of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about us at the time of their investment decision.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                2000          1999         1998          1997         1996
                            ------------ ------------  ------------ ------------  ------------
Net sales..................  $1,650,160    $1,679,690   $1,635,500    $  922,130   $1,281,220
From continuing operations
 before accounting change:
  Income...................  $   56,020    $   92,430   $   97,470    $  115,240   $   39,920
  Earnings per share.......  $     1.21    $     1.84   $     1.83    $     2.12   $      .50
Dividends declared per
 common share..............  $      .24    $      .30   $      .20    $      .28   $      .18
At December 31:
  Total assets.............  $2,363,490    $2,101,270   $2,090,540    $1,144,680   $1,202,840
  Long-term debt...........  $1,485,940    $1,372,890   $1,388,240    $  592,000   $  752,400

   Results in 2000 include approximately $48 million of compensation expense charges for severance costs and accelerated vesting of stock awards and stock options related to the recapitalization of the Company.

   Results in 2000 include a net pre-tax gain of approximately $28 million related to the sale of the Company's equity investments, excluding Saturn Electronics & Engineering, Inc.

   Results in 2000 include a pre-tax gain of approximately $13 million related to interest rate swap agreements that were terminated in June 2000.

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

   Income from continuing operations before accounting change attributable to common stock was $56.0 million, $92.4 million, $97.5 million, $109.0 million and $27.0 million after preferred stock dividends in 2000, 1999, 1998, 1997 and 1996, respectively.

   Earnings per common share, from continuing operations before accounting change, are presented on a diluted basis. Basic earnings per common share, from continuing operations before accounting change, were $1.38, $2.25, $2.23, $2.70 and $.54 in 2000, 1999, 1998, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

   The Company is a leading global diversified industrial manufacturer of highly engineered products for the transportation, industrial and consumer markets with pro forma 2000 sales of $2.2 billion. We operate through two business groups -- Metal Forming, which accounts for approximately two-thirds of our sales, and Diversified Industrial Products, which accounts for the remaining one-third of our sales. Products include metal formed and precision-engineered components and modular systems used in vehicle engine, transmission and drivetrain applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products. The Company serves a broad range of over 150 automotive and industrial customers, including Amoco, Bayer, BMW, Boeing, Dana, DaimlerChrysler, Dow Chemical, Ford, Visteon, General Motors, Delphi, Honda, John Deere, Johns Manville, New Venture Gear, TRW, U-Haul and Wal-Mart.

RECENT DEVELOPMENTS

   In January 2001, the Company changed its name to Metaldyne Corporation from MascoTech, Inc.

   On November 28, 2000, we were recapitalized in accordance with the terms of a recapitalization agreement as a result of which each issued and outstanding share of our publicly traded common stock at the time of the recapitalization was converted into the right to receive $16.90 in cash plus additional cash amounts, if any, based upon the net proceeds from any future disposition of the stock of Saturn Electronics & Engineering Inc. owned by us. In connection with the recapitalization, Masco Corporation, Richard A. Manoogian and certain of our other stockholders agreed to roll over a portion of their investment in us and consequently remain as stockholders.

   The recapitalization, the repayment of certain of our existing indebtedness and the payment of fees and expenses in connection with the recapitalization was financed through approximately (1) $435 million in equity financing provided by Heartland Industrial Partners, L.P. and its affiliates as well as other equity co-investors, (2) $123.8 million of proceeds from the sale of certain minority owned equity investments owned by us described below, (3) $1,016 million from borrowings under our credit facility and (4) $118.5 million with proceeds from the sale of accounts receivable pursuant to a new accounts receivable facility, which replaced a similar facility entered into in the second quarter of 2000. In connection with the recapitalization, we disposed of our minority interests in each of the following companies for approximately $123.8 million in aggregate:
Advanced Accessories Systems, LLC, Delco Remy International, Inc., Innovative Coating Technologies, Inc., MSX International, Inc., Qualitor, Inc., Titan International, Inc., and Tower Automotive, Inc.

ACQUISITION OF BUSINESSES

   On December 15, 2000, we acquired Simpson Industries, Inc. for total consideration of $365 million, including fees and expenses and the assumption of indebtedness. The acquisition of Simpson, the repayment of certain indebtedness of Simpson and the payment of fees and expenses in connection with the acquisition of Simpson was funded with approximately (1) $126 million in additional common equity financing provided by Heartland and other equity co-investors, (2) $203 million from borrowings under our credit facility ($200 million in term loans and $3 million in revolving credit borrowings) and (3) $36 million from the sale of accounts receivable pursuant to our accounts receivable facility. We subsequently paid down approximately $50 million in term loans incurred in connection with the Simpson acquisition with the proceeds from sale/leaseback transactions.

   Simpson is a designer and manufacturer of precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light-and heavy-duty trucks and diesel engines. For the years ended December 31, 2000 and 1999, respectively, Simpson had net sales of approximately $515 million and $533 million, respectively, and operating profit of approximately $35.7 million and $38.9 million, respectively.

   During 1999, the Company acquired Windfall Products, Inc., a manufacturer of transportation-related components that utilizes powder metal technology, significantly expanding the Company's powder metal manufacturing capabilities.

   In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas"), by purchasing all of the outstanding shares of TriMas not already owned by the Company (approximately 63 percent) for approximately $920 million.

DISPOSITION OF BUSINESSES

   In mid-1998, the Company adopted a plan to sell certain aftermarket-related businesses and its vacuum metalizing operation and recorded a pre-tax loss of approximately $41 million. In early 1999, the Company completed the sale of these businesses for total proceeds aggregating approximately $105 million, consisting of cash of $90 million, a note receivable of $6 million and retained equity interests in the ongoing businesses which were subsequently sold in 2000. The Company recognized a pre-tax gain of approximately $26 million related to the disposition of these businesses.

   The businesses sold contributed net sales of $39 million and $115 million in 1999 and 1998, respectively, and operating profit of $4 million and $12 million in 1999 and 1998, respectively, to the Company's consolidated results.

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

 EBITDA (EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION):

   The Company will use EBITDA in 2001 as an indicator of our operating performance and as a measure of our cash generating capabilities. The Company believes that adjusted EBITDA for the year 2000, which did not include the results of Simpson, was approximately $310 million before charges related to the sale of businesses and the recapitalization, costs associated with launching certain new products and the opening of a new manufacturing facility, costs from closing certain manufacturing facilities, costs associated with a flood, certain other non-recurring charges, and an adjustment relating to anticipated cost savings.

   EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, EBITDA, as we calculate it, may not be comparable to calculations of similarly titled measures by other companies.

GENERAL FINANCIAL ANALYSIS

 2000 VERSUS 1999

   Sales decreased approximately two percent in 2000 from 1999. Sales in 2000 as compared to 1999 were negatively impacted by dispositions, a plant closure, foreign currency fluctuations and a decline in general economic conditions in late 2000 which adversely impacted demand for certain of the Company's products. These factors more than offset incremental sales from acquisitions.

   Net income in 2000 was $56 million. In addition to the decline in sales, operating performance was negatively impacted by costs and expenses related to the previously announced closure of a manufacturing facility, the launch of certain new products and the opening of a new manufacturing facility. The Company was adversely impacted by a flood at a manufacturing facility in the Company's specialty insulation business. These costs and expenses were offset by the positive outcome of certain issues related to businesses previously disposed and the corresponding adjustment of certain expense accruals. In addition, results were negatively impacted by reduced equity affiliate income reflecting losses and restructuring charges at two of the Company's affiliates. This reduction in affiliate income was offset by insurance proceeds and reduced interest expense, which reflects the benefit of interest rate swap agreements that were terminated in June 2000. As a result of the recapitalization, results in 2000 include net gains of approximately $28 million related to the disposition of certain equity affiliates and income of approximately $13 million related to interest rate swap agreements that were terminated. This income was offset by compensation expense charges of approximately $48 million related to severance costs and the accelerated vesting of stock awards and stock options.

   Net income in 1999 was $92.4 million. Results in 1999 include a net gain of $14.4 million pre-tax related to the sale of the aftermarket-related and vacuum metalizing businesses partially offset by charges related to the disposition of certain other operations and a plant closure. In addition, 1999 results include charges of approximately $17.5 million pre-tax related to the impairment of certain long-lived assets, which include the Company's hydroforming equipment and related intellectual property. Other income and expense was negatively impacted by pre-tax charges aggregating approximately $5.2 million (net of $1 million of nonrecurring income) which were principally related to equity affiliate investments. Excluding these gains and the charges, net income in 1999 would have been approximately $89 million.

   Sales for the Company's Specialty Metal Formed Products and Towing Systems, aided by acquisitions, increased two and six percent, respectively, as compared with 1999. Excluding the impact of acquisitions and dispositions, Specialty Metal Formed Products sales would have decreased seven percent while sales of Towing Systems would have approximated 1999 levels. Sales for Specialty Fasteners decreased 11 percent as a result of the phase out of certain products related to a plant closure and reduced demand for fastener applications for heavy truck and off road markets. Specialty Packaging and Sealing Product sales increased two percent as a result of improved sales of specialty gaskets and related products. Sales of Specialty Industrial Products increased two percent.

   Operating margins, excluding unusual gains and charges, approximated 11.1 percent and 13.0 percent for the years ended December 31, 2000 and 1999, respectively. Margins were negatively impacted by sales declines for certain products and start-up costs related to the launch of new products and new manufacturing facilities.

   Operating margins in 2000 for all of the Company's segments declined as compared to 1999. Specialty Metal Formed Products margins declined from 13.7 percent to 13.2 percent principally as a result of launch costs for new products and the opening of a new manufacturing facility. Operating margins for Specialty Fasteners declined from 14.5 percent in 1999 to 9.8 percent in 2000 primarily as a result of reduced sales and the cost of a plant closure. Towing Systems margins declined to 12.0 percent in 2000 from 14.2 percent in 1999 as a result of costs incurred to rationalize logistics and distribution systems and by operating inefficiencies. Specialty Packaging and Sealing Product margins were down slightly from 1999. Margins for Specialty Industrial Products declined from 13.1 percent in 1999 to 5.6 percent in 2000 principally as a result of a flood that impacted the Company's specialty insulation business.

   The unusual relationship in 1999 between income before taxes and income taxes relates to the unusual gains and charges discussed above. Excluding the impact of the unusual gains and charges, the effective tax rate for 1999 would have been approximately 40 percent.

   Other income (expense), net in 2000 was expense of $44 million as compared with $76 million of expense in 1999. Results for 2000 include net gains of approximately $40 million related to the disposition of certain equity affiliates and income recognized from interest rate swap agreements that were terminated. In addition, 2000 was impacted by higher interest expense and reduced earnings from equity affiliates. Results for 1999 include pre-tax charges principally related to equity affiliate investments aggregating approximately $5 million, net of $1 million of nonrecurring income.

 1999 VERSUS 1998

   Sales increased approximately three percent in 1999 from 1998. Sales, excluding the impact of the sale of the aftermarket-related and vacuum metalizing businesses, aided by acquisitions, would have increased approximately eight percent in 1999 over 1998.

   Net income in 1999 was $92.4 million or $1.84 per common share. Results in 1999 include a net gain of $14.4 million pre-tax related to the sale of the aftermarket-related and vacuum metalizing businesses partially offset by charges related to the disposition of certain other operations and a plant closure. In addition, 1999 results include charges of approximately $17.5 million pre-tax related to impairment of certain long-lived assets, which include the Company's hydroforming equipment and related intellectual property. Other income and expense was negatively impacted by pre-tax charges aggregating approximately $5 million (net of $1 million of nonrecurring income) which were principally related to equity affiliate investments. Excluding these gains and the charges, net income in 1999 would have been approximately $89 million or $1.78 per common share.

   Net income in 1998 was $97.5 million or $1.83 per common share. Results in 1998 include a charge related to the disposition of certain businesses aggregating approximately $41 million pre-tax. In addition, the Company recorded a pre-tax gain of approximately $25 million related to the receipt of additional consideration based on the operating performance of the Company's stamping businesses which were sold in 1996. Results in 1998 also benefited from a gain (deferred at time of sale pending receipt of cash) of $7 million pre-tax related to the disposition of the Company's Technical Services Group in 1997 and gains from the Company's marketable securities portfolio. Excluding these gains and the charge, net income in 1998 would have been approximately $89 million or $1.68 per common share.

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

   The unusual relationship between income before taxes and income taxes relates to the unusual gains and charges discussed above. Excluding the impact of the unusual gains and charges for the full year 1999 would result in an effective tax rate of approximately 40 percent.

   Other income (expense), net in 1999 was expense of $76 million as compared with $62 million of expense in 1998. Results for 1999 include pre-tax charges principally related to equity affiliate investments aggregating approximately $5 million, net of $1 million of nonrecurring income. Results for 1998 benefited from a gain (deferred at time of sale pending receipt of cash) of $7 million pre-tax related to the disposition of the Company's Technical Services Group in 1997 and gains of approximately $3 million pre-tax from the Company's marketable securities portfolio.

PROFIT MARGINS

   Operating profit margins, excluding unusual gains and charges in 2000, 1999 and 1998, were approximately 11.1 percent in 2000, 13.0 percent in 1999 and 13.6 percent in 1998. Operating profit margin in 2000 was negatively impacted by decreased sales for certain products and by higher than expected costs associated with capacity expansions, launches of new product and process capabilities and other growth initiatives.

CASH FLOWS

   Net cash flows from operating activities increased to approximately $300 million in 2000 from approximately $153 million in 1999. In 2000, net cash from operating activities included approximately $151 million from the securitization of accounts receivable.

INVENTORIES

   The Company's investment in inventories for its businesses increased to approximately $199 million at December 31, 2000 as compared with $184 million in 1999. The increase is principally the result of the acquisition of Simpson.

LIQUIDITY AND CAPITAL RESOURCES

   In connection with the recapitalization, the Company and its subsidiaries entered into a new credit facility. The credit facility includes a $300 million revolving credit facility, a tranche A $500 million term loan facility, a tranche B $500 million term loan facility and a tranche C $200 million term loan facility. To complete the recapitalization and the Simpson acquisition, the Company utilized all of the tranche A, tranche B and tranche C term loans and approximately $19 million of the revolving credit facility commitments. The revolving credit balances fluctuate daily based upon the Company's working capital and other ordinary course needs and the credit facility is only available to a limited extent to fund future acquisitions. The Company's other important source of liquidity is the new $225 million accounts receivable financing arrangement, under which the Company has the ability to sell eligible accounts receivable to a third party multi-seller receivables funding company. In connection with the recapitalization and the Simpson acquisition, the Company utilized $151 million of the accounts receivable financing arrangement. The new credit facility and accounts receivable arrangement replaced the Company's prior credit facility and accounts receivable financing. In addition, the Company entered into two sale/leaseback financings in December 2000 relating to certain equipment of Simpson and the Simpson headquarters building to yield gross proceeds to the Company of approximately $50 million. These proceeds were used to reduce the $200 million tranche C term loan facility to $150 million. In addition to the credit facility and the accounts receivable financing, the Company had approximately $29.1 million of other indebtedness outstanding as of December 31, 2000. The Company also has a commitment from Masco Corporation, one of our shareholders, to purchase up to $100 million of a new issue of Company subordinated debt, subject to limited conditions, on or prior to October 31, 2003. The credit facility regulates how the Company draws upon this commitment, as described below.

   Debt includes $305 million principal amount of 4-1/2% convertible subordinated debentures which mature in December 2003. As a result of the recapitalization, these convertible subordinated debentures became convertible into the cash merger consideration payable to common stockholders in the recapitalization and, based upon the conversion price, are not expected to be converted absent a material adverse development. The credit facility imposes significant restrictions upon the use of the revolving credit facility that are designed to ensure that the Company has the necessary liquidity to repay the convertible subordinated debentures. The Company must maintain restricted cash either in escrow from the proceeds of other subordinated debt financings or equity financings or in the form of availability under the revolving credit facility and accounts receivable financing in increasing amounts up to $205 million at specified dates until the maturity of the convertible subordinated debentures. These amounts are reduced to the extent that convertible subordinated debentures are repaid from subordinated debt or equity proceeds prior to maturity. In addition, the Company is obligated by the credit facility to utilize the $100 million subordinated loan commitment from Masco to satisfy the Company's obligations in respect of the convertible subordinated debentures, upon maturity, conversion or otherwise, to the extent that the Company has not raised other subordinated debt or equity. By reason of the foregoing, the Company does not expect to be able to utilize the full revolving credit facility commitments, absent being able to raise additional junior financings.

   The amortization of the Company's bank term indebtedness following the recapitalization and the Simpson acquisition is as follows (in millions):

2001  ..................... $ 33
2002  .....................   53
2003  .....................   73
2004  .....................   83
2005  .....................   83
2006  .....................   93
2007  .....................  272
2008  .....................  387
2009  .....................   73

   In addition to the bank term debt amortization, the Company's $305 million of convertible subordinated debentures mature in 2003 and the Company has approximately $29 million of other debt maturing at various dates. The Company has other cash commitments not relating to debt as well. Immediately following the recapitalization, the Company made restricted stock awards to certain employees of approximately 3.7 million shares of Company common stock. Under the terms of the recapitalization agreement, 25 percent of those shares became free of restriction, or vested upon the closing of the recapitalization and one quarter of the approximately 3.7 million shares will vest on each January 14 of 2002, 2003 and 2004. Holders of restricted stock are entitled to elect cash in lieu of 40 percent of their restricted stock which vested at closing and 100 percent of their restricted stock on each of the other dates with the shares valued at the initial $16.90 recapitalization consideration, together with cash accruing at approximately 6 percent per annum; to the extent that cash is not elected, additional common stock valued at $16.90 per share is issuable in lieu of the 6 percent accretion. Assuming restricted stock award holders elect to receive the maximum cash, the Company estimates such cash obligations will aggregate approximately $57 million. Assuming restricted stock award holders elect to receive 100 percent in shares, the Company would issue approximately 3.7 million shares. The Company also has outstanding $36.1 million in liquidation value of preferred stock in respect of which the Company is required to pay cash dividends initially at a rate of 13 percent per annum and to effect a mandatory redemption in December 2012.

   In November 2000, the Company entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, or MTSPC, wholly owned by the Company. MTSPC has sold and, subject to certain conditions, may from time to time sell, an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company services, administers and collects the receivables on behalf of MTSPC and the conduit. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Approximately $118.5 million of the proceeds of the facility were used in order to consummate the recapitalization and $36.3 million were used to consummate the Simpson acquisition.

   As a result of the recapitalization and the Simpson acquisition, the Company is highly leveraged and has significantly increased interest expense relative to historical levels. The Company will need to dedicate significant portions of cash flow to debt service obligations. In addition, the Company expects that capital expenditure requirements in 2001 will be approximately $133 million, of which approximately $22 million are expected to be maintenance-related. The Company may incur material amounts of additional debt and further burden cash flow in pursuit of acquisition strategies. Capital expenditures in 2000 were approximately $107 million. The Company believes that its liquidity and capital resources, including anticipated cash flow from operations, will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but the Company is subject to unforeseeable events and the risk that it will not be successful in implementing its business strategies. The Company will also seek to extend the average maturities of debt through the issuance of long-term debt securities to the extent market conditions permit us to increase our financial flexibility and ability to pursue our business strategies.

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

FORWARD-LOOKING STATEMENTS

   This discussion and other sections of this report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ significantly from the results discussed in such forward-looking statements. Readers should consider that various factors may affect our ability to attain the projected performance, including:

o Leverage; Ability to Service Debt -- We may not be able to manage our business as we might otherwise do so due to our high degree of leverage.

o Liquidity and Capital Resources -- If we are unable to raise junior capital, our liquidity and business strategies will be adversely impacted.

o Challenges of Acquisition Strategy -- We may not be able to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions.

o Substantial Capital Expenditure Requirements -- If we are unable to meet future capital requirements, our business will be adversely affected.

o Substantial Restrictions and Covenants -- Restrictions in our credit facility limit our ability to take certain actions.

o Dependence on Automotive Industry and Industry Cyclicality -- The industries in which we operate are dependent upon the economy and are cyclical.

o Dependence on Third-Party Suppliers and Manufacturers -- The loss of a substantial number of our suppliers could affect our financial health.

o Our Industries Are Highly Competitive -- Recent trends among our customers will increase competitive pressures in our businesses.

o Dependence on Key Personnel and Relationships -- We depend on the services of other key individuals and relationships, the loss of which would materially harm us.

o      Labor Relations -- A portion of our workforce is unionized.

o Labor Stoppages Affecting OEMs -- Slowdowns, strikes or similar actions could have a material adverse effect on our results of operations.

o International Sales -- A growing portion of our revenue may be derived from international sources, which presents separate uncertainty for us.

o Product Liability -- Our businesses expose us to product liability risks that could materially and adversely impact us.

o Environmental Matters -- We have been and may be subject in the future to potential exposure to environmental liabilities.

o      Government Regulation -- Fastener Quality Act.

o Control by Principal Stockholder -- We are controlled by Heartland, whose interests in our business may be different than yours.

o Terms of Shareholders Agreement -- Provisions of the shareholders agreement impose significant operating and financial restrictions on our business.

   All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this annual report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this annual report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General Financial Analysis" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see "Long-Term Debt" in the financial statement notes for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Metaldyne Corporation:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Metaldyne Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2)(i) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
March 16, 2001

               METALDYNE CORPORATION CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 2000 AND 1999

                                           ASSETS
                                                                  2000            1999
                                                             -------------- --------------
Current assets:
 Cash and cash investments.................................. $   26,320,000  $    4,490,000
 Receivables ...............................................    121,160,000     218,960,000
 Inventories ...............................................    199,490,000     183,600,000
 Deferred and refundable income taxes ......................     38,010,000      46,750,000
 Prepaid expenses and other assets .........................     48,540,000      16,320,000
                                                             -------------- --------------
  Total current assets .....................................    433,520,000     470,120,000
Equity and other investments in affiliates .................     27,760,000     110,730,000
Property and equipment, net ................................    901,300,000     722,680,000
Excess of cost over net assets of acquired companies  ......    906,990,000     759,330,000
Deferred financing and other assets ........................     93,920,000      38,410,000
                                                             -------------- --------------
  Total assets ............................................. $2,363,490,000  $2,101,270,000
                                                             ============== ==============
                            LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable .......................................... $  155,020,000  $  107,720,000
 Accrued liabilities .......................................    146,640,000     113,910,000
 Current maturities, long-term debt ........................     46,350,000       6,770,000
                                                             -------------- --------------
  Total current liabilities ................................    348,010,000     228,400,000
Subordinated debentures ....................................    305,000,000     305,000,000
Other long-term debt .......................................  1,180,940,000   1,067,890,000
Deferred income taxes ......................................    124,680,000     100,680,000
Other long-term liabilities ................................    108,920,000      98,920,000
                                                             -------------- --------------
  Total liabilities ........................................  2,067,550,000   1,800,890,000
                                                             -------------- --------------
Redeemable preferred stock, 361,001 shares outstanding  ....     33,370,000              --
Redeemable restricted common stock..........................     43,420,000              --
Less: Restricted stock awards ..............................    (33,820,000)             --
                                                             -------------- --------------
  Total redeemable stock ...................................     42,970,000              --
                                                             -------------- --------------
Shareholders' equity:
 Preferred stock (non-redeemable), $1 par:
  Authorized: 25 million;
  Outstanding: None.........................................             --              --
 Common stock, $1 par:
  Authorized: 250 million;
  Outstanding: 38.7 million and 44.6 million ...............     38,670,000      44,640,000
 Paid-in capital ...........................................             --              --
 Retained earnings..........................................    254,690,000     324,290,000
 Accumulated other comprehensive loss.......................    (40,390,000)    (24,870,000)
 Less: Restricted stock awards..............................             --     (43,680,000)
                                                             -------------- --------------
  Total shareholders' equity................................    252,970,000     300,380,000
                                                             -------------- --------------
  Total liabilities, redeemable stock and shareholders'
   equity................................................... $2,363,490,000  $2,101,270,000
                                                             ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.

                            METALDYNE CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        2000            1999             1998
                                                  --------------- ---------------  ---------------
Net sales........................................ $ 1,650,160,000  $ 1,679,690,000 $ 1,635,500,000
Cost of sales....................................  (1,247,500,000)  (1,246,660,000) (1,208,930,000)
                                                  --------------- ---------------  ---------------
 Gross profit....................................     402,660,000      433,030,000     426,570,000
Selling, general and administrative expenses ....    (219,120,000)    (214,530,000)   (204,180,000)
Gains (charge) on disposition of businesses,
 net.............................................         680,000       14,440,000     (15,580,000)
Charges related to the recapitalization  ........     (47,660,000)              --              --
Charge for asset impairment .....................              --      (17,510,000)             --
                                                  --------------- ---------------  ---------------
 Operating profit ...............................     136,560,000      215,430,000     206,810,000
                                                  --------------- ---------------  ---------------
Other income (expense), net:
 Interest expense ...............................     (91,590,000)     (83,630,000)    (83,840,000)
 Equity and other income from affiliates  .......       9,810,000       13,230,000      10,150,000
 Gain (charge) from disposition of, or changes
  in, investments in equity affiliates ..........      27,520,000       (3,150,000)      7,000,000
 Income related to the termination of interest
  rate swap agreements ..........................      12,940,000               --              --
 Other, net .....................................      (2,520,000)      (2,410,000)      4,400,000
                                                  --------------- ---------------  ---------------
                                                      (43,840,000)     (75,960,000)    (62,290,000)
                                                  --------------- ---------------  ---------------
 Income before income taxes .....................      92,720,000      139,470,000     144,520,000
Income taxes ....................................      36,700,000       47,040,000      47,050,000
                                                  --------------- ---------------  ---------------
 Net income .....................................      56,020,000       92,430,000      97,470,000
 Preferred stock dividends ......................         390,000               --              --
                                                  --------------- ---------------  ---------------
 Earnings attributable to common stock  ......... $    55,630,000  $    92,430,000 $    97,470,000
                                                  =============== ===============  ===============

                                                   BASIC   DILUTED  BASIC   DILUTED  BASIC   DILUTED
                                                  ------- -------  ------- -------  ------- -------
Earnings per common share:
 Earnings attributable to common stock...........  $1.38    $1.21   $2.25    $1.84   $2.23    $1.83
                                                  ======= =======  ======= =======  ======= =======

The accompanying notes are an integral part of the consolidated financial statements.

                            METALDYNE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        2000            1999             1998
                                                  --------------- ---------------  ---------------
CASH FROM (USED FOR):
 OPERATING ACTIVITIES:
  Net income .................................... $    56,020,000   $  92,430,000   $   97,470,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   (Gains) charge on disposition of businesses,
    net .........................................        (680,000)    (14,440,000)      15,580,000
   (Gains) charges from disposition or other
    changes in investments in equity affiliates       (27,520,000)      6,270,000       (7,000,000)
   Gain on interest swap settlement .............     (15,820,000)             --               --
   Charge for asset impairment ..................              --      17,510,000               --
   Depreciation and amortization ................     106,460,000      83,300,000       83,640,000
   Equity earnings, net of dividends ............      (5,590,000)    (10,100,000)      (6,080,000)
   Deferred income taxes ........................      24,020,000       9,560,000         (110,000)
   Decrease in marketable securities, net  ......              --              --       45,970,000
   Proceeds from accounts receivable sale  ......     150,500,000              --               --
   Decrease (increase) in receivables ...........      26,810,000      (3,500,000)      (6,700,000)
   Decrease (increase) in inventories ...........       6,910,000         400,000      (19,640,000)
   (Increase) decrease in prepaid
    expenses and other current assets ...........      (3,570,000)    (14,390,000)       1,240,000
   Decrease in accounts payable and accrued
    liabilities .................................     (13,570,000)     (5,150,000)      (6,060,000)
   Other, net ...................................      (9,550,000)     (9,260,000)       2,290,000
                                                  --------------- ---------------  ---------------
    Net cash from operating activities  .........     294,420,000     152,630,000      200,600,000
                                                  --------------- ---------------  ---------------
 FINANCING ACTIVITIES:
  Increase in debt ..............................   1,251,430,000      28,540,000    1,162,670,000
  Payment of debt ...............................  (1,090,430,000)    (40,150,000)    (410,660,000)
  Retirement of Company Common Stock ............    (626,850,000)    (19,530,000)     (63,550,000)
  Payment of dividends ..........................     (10,740,000)    (13,470,000)     (12,240,000)
  Issuance of Company Common Stock ..............     561,220,000              --               --
  Debt issue fees ...............................     (41,470,000)             --               --
  Proceeds from swap termination ................      15,820,000              --               --
  Other, net ....................................      (4,360,000)     (5,490,000)     (13,480,000)
                                                  --------------- ---------------  ---------------
    Net cash (used for) from financing
     activities..................................      54,620,000     (50,100,000)     662,740,000
                                                  --------------- ---------------  ---------------
 INVESTING ACTIVITIES:
  Cash received from sale of businesses, net  ...       3,200,000      92,620,000       25,020,000
  Acquisition of businesses, net of cash
   acquired .....................................    (386,260,000)    (88,550,000)    (879,370,000)
  Capital expenditures ..........................    (106,740,000)   (135,740,000)    (106,300,000)
  Receipt of cash from notes receivable  ........       1,260,000       2,180,000        4,880,000
  Proceeds from redemptions of debt by
   affiliates ...................................              --              --       80,500,000
  Proceeds from sale of equity investments  .....     123,920,000              --               --
  Proceeds from sale and sale/leaseback of fixed
   assets .......................................      51,090,000      10,320,000       15,190,000
  Other, net ....................................     (13,680,000)     (8,260,000)     (14,980,000)
                                                  --------------- ---------------  ---------------
    Net cash (used for) investing activities  ...    (327,210,000)   (127,430,000)    (875,060,000)
                                                  --------------- ---------------  ---------------
CASH AND CASH INVESTMENTS:
  Increase (decrease) for the year ..............      21,830,000     (24,900,000)     (11,720,000)
  At January 1 ..................................       4,490,000      29,390,000       41,110,000
                                                  --------------- ---------------  ---------------
    At December 31 .............................. $    26,320,000   $   4,490,000   $   29,390,000
                                                  =============== ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

                            METALDYNE CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                                   (IN
                                                                        OTHER COMPREHENSIVE INCOME              THOUSANDS)
                                                                       ---------------------------
                                                                        FOREIGN CURRENCY  MINIMUM  RESTRICTED     TOTAL
                                PREFERRED  COMMON   PAID-IN   RETAINED    TRANSLATION     PENSION    STOCK    SHAREHOLDERS'
                                  STOCK    STOCK    CAPITAL   EARNINGS     AND OTHER     LIABILITY   AWARDS       EQUITY
                               --------- --------  --------- --------- ---------------- --------- ----------  -------------
Balances, January 1, 1998......    $--    $ 47,250 $  41,060 $ 157,790      $ (2,560)    $     --   $(32,880)   $ 210,660
 Comprehensive income:
  Net income...................                                 97,470                                             97,470
  Foreign currency translation                                                 6,410                                6,410
  Minimum pension liability
   (net of tax benefit
   $(6,700))...................                                                           (10,700)                (10,700)
  Unrealized gain (loss) on
   securities (net of tax
   benefit, $(420))............                                                 (610)                                (610)
                                                                                                              -------------
   Total comprehensive income .                                                                                    92,570
  Common stock dividends ......                                 (9,400)                                            (9,400)
  Retirement of common stock ..             (3,640)  (60,170)                                                     (63,810)
  Exercise of stock options....              1,160    14,750                                                       15,910
  Restricted stock awards, net
   of amortization.............                                                                      (14,240)     (14,240)
  Common stock issued for
   acquisition of business.....              1,010    21,180                                                       22,190
                               --------- --------  --------- --------- ---------------- --------- ----------  -------------
Balances, December 31, 1998....     --      45,780    16,820   245,860         3,240      (10,700)   (47,120)     253,880
 Comprehensive income:
  Net income...................                                 92,430                                             92,430
  Foreign currency translation.                                              (18,110)                             (18,110)
  Minimum pension liability
   (net of tax, $450)..........                                                               700                     700
                                                                                                              -------------
   Total comprehensive income..                                                                                    75,020
  Common stock dividends.......                                (13,470)                                           (13,470)
  Retirement of common stock...             (1,280)  (18,580)                                                     (19,860)
  Exercise of stock options....                140     1,760      (530)                                             1,370
  Restricted stock awards, net
   of amortization.............                                                                        3,440        3,440
                               --------- --------  --------- --------- ---------------- --------- ----------  -------------
Balances, December 31, 1999....     --      44,640        --   324,290       (14,870)     (10,000)   (43,680)     300,380
 Comprehensive income:
  Net income...................                                 56,020                                             56,020
  Foreign currency translation.                                              (10,620)                             (10,620)
  Minimum pension liability
   (net of tax, $(2,800))......                                                            (4,900)                 (4,900)
                                                                                                              -------------
   Total comprehensive income..                                                                                    40,500
 Common stock dividends........                                (10,740)                                           (10,740)
 Preferred stock dividends.....                                   (390)                                              (390)
 Exercise of stock options.....                150       650                                                          800
 Retirement of shares..........            (40,360) (544,060) (114,490)                               43,680     (655,230)
 Issuance of shares............             34,240   543,410                                                      577,650
                               --------- --------  --------- --------- ---------------- --------- ----------  -------------
Balances, December 31, 2000....     --    $ 38,670 $      -- $ 254,690      $(25,490)    $(14,900)  $     --    $ 252,970
                               ========= ========  ========= ========= ================ ========= ==========  =============

The accompanying notes are an integral part of the consolidated financial statements.

                            METALDYNE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECAPITALIZATION:

   On November 28, 2000, a recapitalization of the Company was consummated in accordance with the terms of a recapitalization agreement as a result of which each issued and outstanding share of the Company's publicly traded common stock at the time of the recapitalization was converted into the right to receive $16.90 in cash (approximately $585 million in the aggregate) plus additional cash amounts, if any, based upon the net proceeds from any future disposition of the stock of Saturn Electronics & Engineering, Inc. ("Saturn") owned by the Company. In connection with the recapitalization, Masco Corporation, Richard A. Manoogian and certain of the Company's other stockholders agreed to roll over a portion of their investment in the Company and consequently remain as stockholders. As a result of the recapitalization, the Company is controlled by Heartland Industrial Partners L.P. ("Heartland") and its co-investors.

   In accordance with generally accepted accounting principles, the recapitalization resulted in no adjustment of assets or liabilities and the payment for shares of common stock was treated as a treasury stock transaction.

   The recapitalization, the repayment of certain of the Company's existing indebtedness and the payment of fees and expenses in connection with the recapitalization was financed through approximately (1) $435 million in equity financing provided by Heartland and other equity co-investors, (2) $124 million of proceeds from the sale of certain equity investments owned by the Company, (3) $1,016 million from borrowings under the Company's new credit facility and (4) $119 million of proceeds from the sale of accounts receivable pursuant to a new accounts receivable facility, which replaced a similar but smaller facility entered into in the second quarter of 2000.

   In conjunction with the recapitalization, the Company incurred approximately $48 million of compensation expense related to severance costs and accelerated vesting of stock awards and options. These costs are classified as "Charges related to the recapitalization."

   The recapitalization was completed by a merger of the Company with Riverside Acquisition Corporation, with the Company being the surviving entity. At the same time, substantially all of the assets of the Company were contributed to a new wholly owned subsidiary entity, Metalync Company, LLC (now known as Metaldyne Company, LLC) ("LLC"), including operating assets and stock in subsidiaries. In addition, the LLC assumed the obligation to pay the principal and interest on the 4-1/2% debentures due in 2003, although the Company remains responsible.

   In connection with the recapitalization, Heartland, Credit Suisse First Boston Equity Partners, L.P., Masco Corporation, Richard A. Manoogian, their various affiliates and certain other stockholders of the Company, entered into a Shareholders' Agreement regarding their ownership of the Company's common stock. Owners of an aggregate of approximately 90 percent of the Company's outstanding common stock are party to the Shareholders' Agreement which imposes certain restrictions on, and rights with respect to the transfer of, Company Common Stock. The Agreement also entitles the shareholders to certain rights regarding corporate governance of the Company.

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

   Effective January 23, 2001, the Company changed its name to Metaldyne Corporation from MascoTech, Inc.

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The Company has a corporate services agreement with Masco Corporation, which at December 31, 2000 owned approximately six percent of the Company's common stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees aggregated approximately $2.9 million, net in 2000, $6.4 million in 1999 and $8.7 million in 1998. The Company and Masco have agreed that Masco will continue to provide certain services, on a reduced basis and for significantly lower fees, through 2002. During 2000, in connection with the recapitalization agreement and the acquisition of Simpson, the Company incurred financing and other fees (principally merger and acquisition related) of $24 million to Heartland. In addition, the Company entered into a monitoring agreement with Heartland for an annual fee of $4 million plus additional fees for financings and acquisitions under certain circumstances.

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

   Marketable Securities and Derivative Financial Instruments. In prior years, the Company had marketable equity securities holdings which were categorized as trading and, as a result, were stated at fair value. Changes in the fair value of trading securities were recognized in earnings. The Company may enter into interest rate swap agreements to limit the effect of changes in the interest rates on any floating rate debt. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as an adjustment to interest expense. At December 31, 2000, the Company had no marketable security holdings or derivative financial instruments.

   Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $5.4 million and $4.3 million at December 31, 2000 and 1999, respectively. The Company conducts a significant amount of business with a number of individual customers in the transportation industry. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risk exists.

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

   Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2-1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefited, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 2000.

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   At December 31, 2000 and 1999, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $93.8 million and $68.5 million, respectively. Amortization expense was $47.6 million (which includes $14.5 million of amortization expense related to the accelerated vesting of stock awards), $28.4 million and $31.8 million in 2000, 1999 and 1998, respectively.

   Shipping and Handling Fees and Costs. Shipping and handling fees are included in the selling, general and administrative expenses category in the Consolidated Statement of Income. Shipping and handling expense was $21.7 million, $21.0 million and $21.1 million in 2000, 1999 and 1998, respectively.

   New Accounting Pronouncements and Reclassifications. Financial Accounting Standards Board ("FASB") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The effective adoption date of these pronouncements is January 1, 2001. The Company entered into interest rate derivatives in 2001 to satisfy requirements under its bank facilities. The Company does not expect the initial adoption of these pronouncements to have a significant impact on the financial statements.

   In October 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -a Replacement of FASB Statement No. 125." SFAS No. 140 revised the standards for accounting and disclosures for securitizations and other transfers of financial assets, but it has carried over most of Statement 125's provisions without reconsideration. The Company is currently evaluating the impact SFAS No. 140 will have on its financial statements, if any.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" (SAB 101), effective in the fourth quarter of 2000. The adoption of SAB 101 did not have an impact on the Company's financial statements.

   The FASB Emerging Issues Task Force reached consensus on Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." Issue 99-5 addresses the capitalization of pre-production design and development tooling costs under long-term supply arrangements. This guidance is effective for costs incurred after December 31, 1999. The Company has determined that this issue did not have a significant impact on the Company's financial statements.

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EARNINGS PER SHARE:

   The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                   (IN THOUSANDS EXCEPT PER SHARE
                                                              AMOUNTS)
                                                     2000       1999       1998
                                                  --------- ----------  ----------
Weighted average number of shares outstanding ...   40,170      41,110     43,630
                                                  ========= ==========  ==========
Net income.......................................  $56,020    $ 92,430   $ 97,470
Less: Preferred stock dividends..................      390          --         --
                                                  --------- ----------  ----------
  Earnings used for basic earnings per share
   computation...................................  $55,630    $ 92,430   $ 97,470
                                                  ========= ==========  ==========
   Basic earnings per share......................  $  1.38    $   2.25   $   2.23
                                                  ========= ==========  ==========
Total shares used for basic earnings per share
 computation.....................................   40,170      41,110     43,630
Dilutive securities:
 Stock options...................................      340         530      1,060
 Convertible debentures..........................    8,950       9,840     10,000
 Contingently issuable shares....................    3,650       3,720      3,830
                                                  --------- ----------  ----------
  Total shares used for diluted earnings per
   share computation.............................   53,110      55,200     58,520
                                                  ========= ==========  ==========
Earnings used for basic earnings per share
 computation.....................................  $55,630    $ 92,430   $ 97,470
Add back of debenture interest...................    8,510       9,310      9,530
                                                  --------- ----------  ----------
  Earnings used for diluted earnings per share
   computation...................................  $64,140    $101,740   $107,000
                                                  ========= ==========  ==========
   Diluted earnings per share....................  $  1.21    $   1.84   $   1.83
                                                  ========= ==========  ==========


   Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

SUPPLEMENTARY CASH FLOWS INFORMATION:

   Significant transactions not affecting cash were: in 2000, the issuance of approximately $8 million of Company common stock as additional consideration related to a 1998 acquisition; the issuance of $36.1 liquidation value preferred stock in exchange for Company common stock; the acquisition of Simpson for cash and the assumption of approximately $215 million of liabilities; and in 1999, the assumption of approximately $10 million of liabilities in an acquisition; and in 1998, the issuance of $22 million of Company common stock in partial exchange for the assets of an acquired company; the acquisition of TriMas for cash and the assumption of liabilities of approximately $179 million.

   Income taxes paid were $18 million, $54 million and $38 million in 2000, 1999 and 1998, respectively. Interest paid was $93 million, $79 million and $79 million in 2000, 1999 and 1998, respectively.

ACQUISITIONS:

   On December 15, 2000, the Company acquired Simpson Industries, Inc. for total consideration of $365 million, including fees and expenses and the assumption of indebtedness. The results for 2000 include

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Simpson sales and operating results since the date of acquisition. The acquisition was accounted for as a purchase with excess purchase price over the estimated fair value of net assets acquired of approximately $150 million amortized over 40 years. The purchase price allocations are preliminary, and as such are estimates. Such allocations could change upon the completion of asset valuations, which are on-going as of the date of this filing.

   Simpson is a designer and manufacturer of precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light-and heavy-duty trucks and diesel engines. For the years ended December 31, 2000 and 1999, Simpson had approximate net sales of $515 million and $533 million, respectively, and approximate operating profit of $35.7 million and $38.9 million, respectively. Had the Simpson acquisition occurred effective January 1, 2000 (1999), the following unaudited pro forma consolidated net sales, operating profit and net income for the years ended December 31, 2000
(1999) would have been approximately $2.2 billion ($2.2 billion), $169 million ($252 million) and $46 million ($102 million), respectively. The unaudited pro forma data does not purport to be indicative of the results which would actually have been reported if the transaction had occurred on such date.

   During 1999, the Company acquired Windfall Products, Inc., a manufacturer of transportation-related components that utilizes powder metal technology, significantly expanding the Company's powder metal manufacturing capabilities.

   In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas"), by purchasing all of the outstanding shares of TriMas not already owned by the Company (approximately 63 percent) for approximately $920 million.

DISPOSITIONS OF BUSINESSES:

   The Company received approximately $30 million of contingent consideration ($5 million in 1997 and $25 million in 1998) based on the subsequent operating performance of certain businesses sold in 1996. This gain, which is non-taxable, is included in the caption "gains (charge) on disposition of businesses, net" in the consolidated statement of income.

   On January 3, 1997, the Company sold its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. In January 1998, the Company received $48 million of cash from MSX International, Inc. in payment of subordinated debentures and other amounts due MascoTech, resulting in a realized gain in the first quarter 1998 of $7 million.

   In the second quarter of 1998, the Company recorded a non-cash charge aggregating approximately $41 million pre-tax (approximately $22 million after-tax) to reflect the write-down of certain long-lived assets principally related to the plan to dispose of certain businesses and to accrue exit costs of approximately $8 million. In April 1999, the Company completed the sale of these aftermarket-related and vacuum metalizing businesses for total proceeds aggregating approximately $105 million, including $90 million of cash which was applied to reduce the Company's indebtedness, a note receivable of $6 million and retained equity interests in the ongoing businesses which were subsequently sold in 2000. These transactions resulted in a 1999 pre-tax gain of approximately $26 million ($15 million after-tax).

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

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   In the fourth quarter 1999, the Company announced the closure of a plant and recorded a non-cash pre-tax charge of approximately $4 million ($2 million after-tax) related principally to employee benefit costs and asset impairments. Accrued exit costs at January 1, 2000 were approximately $12 million, payments and adjustments to accrued estimates approximated $5 million and the ending accrual was approximately $7 million.

ACCOUNTS RECEIVABLE SECURITIZATION:

   During June 2000, the Company entered into an agreement to sell, on an ongoing basis, approximately $50 million of trade accounts receivable of certain business operations to a wholly owned, bankruptcy-remote, special purpose subsidiary ("MTSPC") of the Company.

   The June 2000 accounts receivable facility was replaced in November 2000 with a similar facility which allows the Company to sell the trade accounts receivable of substantially all domestic business operations to MTSPC. MTSPC has sold and, subject to certain conditions, may from time to time sell, an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company services, administers and collects the receivables on behalf of MTSPC and the conduit. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs amounting to a total of $4.2 million in 2000 and is included in other expense in the income statement. At December 31, 2000 a total of approximately $151 million of receivables were sold and the Company retained a subordinated interest of approximately $17 million, which was included in the receivables balance. The retained subordinated interest is discounted at a rate that approximates fair value given the short-term nature of the receivables balance.

INVENTORIES:

                                                     (IN THOUSANDS)
                                                 AT DECEMBER 31
                                             ---------------------
                                                 2000       1999
                                             ----------  ---------
Finished goods..............................   $ 90,790   $ 86,240
Work in process.............................     46,390     45,940
Raw material................................     62,310     51,420
                                             ----------  ---------
                                               $199,490   $183,600
                                             ==========  =========

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

   On November 28, 2000, the Company sold all of its equity investments, except Saturn, for approximately $124 million resulting in a net pre-tax gain of approximately $28 million.

   The Company has a 36 percent common equity ownership in Saturn, a manufacturer of electromechanical and electronic automotive components. The Company's carrying value in the common stock of Saturn exceeded its equity in the underlying net book value by approximately $9 million at December 31, 2000. This excess is being amortized over 40 years. Although no disposition of the stock of Saturn was made prior to the recapitalization, holders of common stock on the date of the recapitalization will be entitled to certain net proceeds, if any, from any subsequent disposition of Saturn. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18.0 million and less than or equal to $40.0 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60 percent of any proceeds in excess of $56.7 million. Any other proceeds will be retained by the Company.

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The carrying amount of investments in affiliates at December 31, 2000 and 1999 was $27.8 million and $110.7 million, respectively.

   Approximate combined condensed financial data of the Company's equity affiliates (including TriMas through the date of acquisition in early 1998, and through the date of sale of all the equity investments except Saturn in November 2000) accounted for under the equity method, are as follows:

                                                                   (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                       --------------------------
                                                           2000         1999
                                                       ----------- -------------
Current assets........................................  $ 131,320    $ 1,180,990
Current liabilities...................................    (66,800)      (708,150)
                                                       ----------- -------------
 Working capital......................................     64,520        472,840
Property and equipment, net...........................     62,950        632,530
Excess of cost over net assets of acquired companies
 and other assets.....................................     64,590        499,040
Long-term debt........................................   (107,840)    (1,087,650)
Deferred income taxes and other long-term
 liabilities..........................................    (22,460)       (70,250)
                                                       ----------- -------------
  Shareholders' equity................................  $  61,760    $   446,510
                                                       =========== =============

                                                                                 (IN THOUSANDS)
                                                           FOR THE YEARS ENDED DECEMBER 31
                                                       ----------------------------------------
                                                           2000          1999         1998
                                                       ------------ ------------  ------------
Net sales  ...........................................  $3,090,800    $3,304,610   $2,764,860
                                                       ============ ============  ============
Operating profit .....................................  $  186,680    $  177,220   $  125,730
                                                       ============ ============  ============
Earnings attributable to common stock ................  $   33,220    $   41,070   $   32,480
                                                       ============ ============  ============

   Equity and other income from affiliates consists of the following:

                                                                                 (IN THOUSANDS)
                                                           FOR THE YEARS ENDED DECEMBER 31
                                                       ----------------------------------------
                                                           2000          1999         1998
                                                       ------------ ------------  ------------
The Company's equity in affiliates' earnings
 available for common shareholders....................    $5,790       $10,300       $ 7,340
Interest and dividend income..........................     4,020         2,930         2,810
                                                       ------------ ------------  ------------
Equity and other income from affiliates...............    $9,810       $13,230       $10,150
                                                       ============ ============  ============

PROPERTY AND EQUIPMENT, NET:

                                                                 (IN THOUSANDS)
                                                            AT DECEMBER 31
                                                       ------------------------
                                                           2000        1999
                                                       ----------- -----------
Cost:
 Land and land improvements ..........................  $   33,150  $   30,650
 Buildings ...........................................     220,750     184,170
 Machinery and equipment .............................   1,013,960     830,400
                                                       ----------- -----------
                                                         1,267,860   1,045,220
Less: Accumulated depreciation .......................     366,560     322,540
                                                       ----------- -----------
                                                        $  901,300  $  722,680
                                                       =========== ===========

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Depreciation expense totaled $59 million, $55 million and $52 million in 2000, 1999 and 1998, respectively.

ACCRUED LIABILITIES:

                                                     (IN THOUSANDS)
                                               AT DECEMBER 31
                                         --------------------------
                                             2000          1999
                                         ------------ ------------
Insurance...............................   $ 27,210      $ 24,130
Severance and stock option accrual .....     19,850            --
Salaries, wages and commissions.........     15,500         8,800
Vacation, holiday and bonus.............     15,610        18,550
Income taxes............................      7,040         3,940
Interest................................      3,440         5,250
Property, payroll and other taxes ......      9,690         5,380
Pension.................................     16,530        20,850
Other...................................     31,770        27,010
                                         ------------ ------------
                                           $146,640      $113,910
                                         ============ ============

LONG-TERM DEBT:

                                                     (IN THOUSANDS)
                                               AT DECEMBER 31
                                         --------------------------
                                             2000          1999
                                         ------------ ------------
4 1/2% Convertible Subordinated
 Debentures,
 due 2003...............................  $  305,000    $  305,000
Bank revolving credit agreement.........      48,000       606,000
Bank term loans.........................   1,150,190       383,000
Other...................................      29,100        85,660
                                         ------------ ------------
                                           1,532,290     1,379,660
Less: Current portion of long-term
 debt...................................      46,350         6,770
                                         ------------ ------------
Long-term debt..........................  $1,485,940    $1,372,890
                                         ============ ============


   In connection with the recapitalization in late 2000 (see "Recapitalization" note), the Company entered into a new $1.5 billion credit facility, which replaced our prior credit facility. The new facility includes a $300 million revolving credit facility due in 2007, a tranche A $500 million term loan facility, a tranche B $500 million term loan facility and a tranche C $200 million term loan facility of which $50 million was repaid from the proceeds of the sale/leaseback of certain assets. The amortization of the term loans is as follows: 2001 -- $33 million; 2002 -- $53 million; 2003 -- $73 million; 2004 -- $83 million; 2005 -- $83 million; 2006 -- $93 million; 2007 -- $272 million; 2008 -- $387 million; and 2009 -- $73 million.

   Other debt includes borrowings by the Company's subsidiaries denominated in foreign currencies. At December 31, 2000, there was approximately $170 million unused and available under the revolving credit agreement.

   The interest rates applicable to the revolver and term loans are principally at alternative floating rates which approximated ten percent at December 31, 2000.

   Interest rate swaps covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately six percent before the addition

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the borrowing margin in the underlying bank agreement. These swap agreements expired or were terminated in June 2000 and the Company received proceeds of approximately $16 million. The cash proceeds were used for the reduction of long-term debt. The Company recognized a pre-tax gain of approximately $12.9 million in November 2000 related to the disposition of the swap agreements.

   The credit facility is secured by substantially all domestic assets (except for the investment in Saturn and the subordinated retained interest of securitized receivables) and by a portion of the stock of foreign operations.

   The bank debt is an obligation of subsidiaries of the Company. The bank debt includes limitations on the distribution of funds from the LLC, the principal subsidiary to the Company. These include limitations on the ability of the Company to redeem the restricted stock awards (see Stock Options and Awards footnote) if the result of such redemption would give rise to a default under the credit agreement. The new credit facility contains other negative and affirmative covenants and requirements affecting the Company and its subsidiaries, including restrictions on debt, liens, mergers, investments, acquisitions and capital expenditures, asset dispositions, sale/leaseback transactions, the ability to pay common stock dividends and transactions with affiliates. The new credit facility also requires the Company and its subsidiaries to meet certain financial covenants and ratios to be computed quarterly commencing on December 31, 2000. The credit facility presently requires the Company to maintain $70 million available under the revolving credit facility and accounts receivable facility in order to have funds available to make payments when necessary for the convertible subordinated debentures. This required availability increases to $205 million in 2003 when the convertible subordinated debentures mature.

   Masco Corporation has agreed to purchase from the Company, at the Company's option, up to $100 million of a new issue of Metaldyne long-term subordinated debt, subject to certain conditions, on or prior to October 31, 2003. However, the credit agreement significantly restricts the Company's right to require Masco Corporation to purchase such long-term subordinated debt until such time as the convertible subordinated debt matures or is repaid from subordinated debt or equity proceeds prior to maturity.

   The 4-1/2% convertible debentures due 2003 were formerly convertible into an aggregate approximate 9.8 million shares of Company common stock. The effect of the recapitalization is that the holders of these debentures may convert the bonds into the amount of consideration received per share by the common shareholders of the Company in the recapitalization, $16.90 per share plus the right to receive certain proceeds from the sale of Saturn, if any. As a result, the debenture holders have the right to convert at any time for approximately $166 million in cash and the right to receive future consideration upon the sale of Saturn. Alternatively, holders of the debentures may retain the debentures until maturity, but are no longer entitled to convert them into common shares of the Company.

   These debentures are classified as long-term because the Company has the ability and intent to refinance on a long-term basis any amounts that might be required to be paid to debenture holders in the next year. The Company's revolving credit agreement has $70 million available for the payment of amounts demanded by debenture holders, which together with the right of the Company to require Masco Corporation to purchase $100 million of long-term subordinated debt, results in available funds of $170 million. The $170 million is sufficient to satisfy the maximum amount that would be required if all debenture holders elect to convert their bonds into the $16.90 per share recapitalization cash consideration.

   The maturities of debt as at December 31, 2000 during the next five years are as follows (in millions): 2001 -- $46; 2002 -- $55; 2003 -- $380; 2004 --
$84; and 2005 -- $84

                            METALDYNE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES:

   The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense for the Company totaled approximately $8.7 million, $8.2 million and $9.2 million during 2000, 1999 and 1998, respectively.

   In December 2000, the Company completed sale/leaseback financings relating to certain equipment of Simpson and the Simpson headquarters building to yield gross proceeds to the Company of approximately $50 million. These proceeds were used to pay down the $200 million tranche C term loan facility. Due to the sales/leaseback financings, the Company has significantly increased its commitment to future lease payments. Minimum payments for operating leases having initial or remaining noncancellable lease terms in excess of one year at December 31, 2000 are summarized below:

 YEAR ENDING DECEMBER 31:                     (IN THOUSANDS)
-------------------------------------------- --------------
2001........................................     $ 14,100
2002........................................       12,300
2003........................................       11,030
2004........................................       10,390
2005........................................        9,530
Thereafter .................................       42,900
                                             --------------
Total ......................................     $100,250
                                             ==============

REDEEMABLE PREFERRED STOCK:

   The Company issued $36.1 million in liquidation value ($33 million estimated fair value for accounting purposes) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13 percent per annum for periods ending on or prior to December 31, 2005 and 15 percent per annum for periods after December 31, 2005 plus 2 percent per annum for any period for which there are any accrued and unpaid dividends ("Recapitalization" footnote).

SHAREHOLDERS' EQUITY:

   The Company repurchased and retired approximately 1.3 million shares of its common stock in 1999 and 3.6 million shares of its common stock in 1998, pursuant to Board of Directors' authorized repurchase programs.

   On the basis of amounts paid (declared), cash dividends per common share were $.24 ($.24) in 2000, $.30 ($.30) in 1999 and $.26 ($.20) in 1998.

STOCK OPTIONS AND AWARDS:

   The Company's Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 2000, outstanding stock-based incentives are in the form of restricted long-term stock awards.

   Pursuant to the Plan, the Company granted long-term stock awards, net, for 401,000, 622,000 and 908,000 shares of Company Common Stock during 2000 (prior to the recapitalization), 1999 and 1998, respectively, to key employees of the Company. The weighted average fair value per share of long-term stock awards granted during 2000, 1999 and 1998 on the date of grant was $13, $14 and $19, respectively.

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Compensation expense for the vesting of long-term stock awards was approximately $21.0 million, $4.7 million and $5.2 million in 2000, 1999 and 1998, respectively. Prior to the recapitalization merger, the unamortized value of unvested stock awards were generally amortized over a ten-year vesting period and were recorded in the financial statements as a deduction from shareholders' equity.

   As part of the recapitalization, the Company cancelled outstanding stock awards and made new restricted stock awards to certain employees of approximately 3.7 million shares of Company Common Stock. Under the terms of the recapitalization agreement, those shares become free of restriction, or vest, as to one-quarter upon the closing of the recapitalization merger and one-quarter in each of January 2002, 2003 and 2004. Holders of restricted stock were entitled to elect cash in lieu of 40 percent of their respective stock which vested at the closing of the recapitalization merger. On each of the subsequent vesting dates, holders of restricted stock may elect to receive all of the installment in common shares, 40 percent in cash and 60 percent in common shares, or 100 percent of the installment in cash. The number of shares to be received will increase by six percent per annum and any cash to be received will increase by six percent per annum from the $16.90 per share recapitalization consideration. As a result of the ability of the holder to elect a partial or full cash option, the restricted shares have been classified as redeemable restricted common stock. There were 2,751,374 restricted shares outstanding at December 31, 2000.

   As part of the recapitalization, holders of options with an exercise price below the merger consideration were entitled to cash equal to the difference between such merger consideration and the exercise price for such options. A payment for this excess was made in January 2001 totaling approximately $14 million. This liability was recognized in 2000 and is included in expense as a "Charge related to the recapitalization" and in other accrued liabilities. In addition, $14 million was held in an escrow account and is included in "Prepaid expense and other assets." Holders of options with the exercise price below the merger consideration and former holders of restricted stock will also be entitled to additional cash amounts from the proceeds of the disposition of Saturn stock, if any, in accordance with the recapitalization agreement. Options with an exercise price exceeding the merger consideration were cancelled.

   A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 2000 is presented below.

                                                        (SHARES IN THOUSANDS)
                                                       2000     1999      1998
                                                    --------- -------  ---------
  Option shares outstanding, January 1 ............    3,880    3,950     3,770
   Weighted average exercise price ................      $14      $14       $10

  Option shares granted ...........................       30      180     1,480
   Weighted average exercise price ................      $12      $14       $19

  Option shares exercised .........................     (150)    (140)   (1,160)
   Weighted average exercise price ................       $5       $5       $10

  Option shares cancelled due to forfeitures  .....      (10)    (110)     (140)
   Weighted average exercise price ................      $11      $18       $15

  Option shares cancelled due to recapitalization     (3,750)      --        --

  Option shares outstanding, December 31  .........       --    3,880     3,950
   Weighted average exercise price ................       --      $14       $14
   Weighted average remaining option term (in
    years) ........................................       --      5.9       6.6

  Option shares exercisable, December 31  .........       --    1,200       750
   Weighted average exercise price ................       --       $9        $9

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   A combined total of approximately 7.2 million shares and 3.5 million shares in 2000 and 1999, respectively, and 3.8 million shares in 1998 of Company Common Stock were available for the granting of options and incentive awards under the above plans. The increase in available options and stock awards from 1999 to 2000 is the result of the cancellation of options as a result of the recapitalization.

   The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of income. The weighted average fair value on the date of grant of options granted was $3.60 and $6.30 in 1999 and 1998, respectively. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings per share would have been a reduction of approximately $.04 in both 1999 and 1998.

   The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1999     1998
                                               -------  -------
Risk-free interest rate  ......................   5.1%     5.5%
Dividend yield  ...............................   1.9%     1.3%
Volatility factor  ............................  26.2%    28.8%
Expected option life (in years)  ..............   5.5      5.5

EMPLOYEE BENEFIT PLANS:

   Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under these plans were $18 million in 2000, $21 million in 1999 and $15 million in 1998.

   Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 2000:

                                                                  (IN THOUSANDS)
                                                   2000      1999       1998
                                                --------- ---------  ----------
  Service cost ................................  $ 6,460    $ 7,590   $  6,470
  Interest cost ...............................   13,250     12,640     11,380
  Expected return on assets ...................   (9,450)    (9,670)   (11,430)
  Amortization of transition obligation
   (asset) ....................................      110        130       (170)
  Amortizaton of prior-service cost ...........      680        650        750
  Amortization of net loss ....................      780      1,440        670
                                                --------- ---------  ----------
  Net periodic pension cost ...................  $11,830    $12,780   $  7,670
                                                ========= =========  ==========

   Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                     2000    1999     1998
                                                   ------- -------  -------
  Discount rate for obligations ..................   7.75%   7.75%    6.75%
  Rate of increase in compensation levels  .......   4.00%   5.00%    5.00%
  Expected long-term rate of return on plan
   assets ........................................   9.00%   9.00%   11.00%

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The following provides a reconciliation of the changes in the defined-benefit pension plans' projected benefit obligations and fair value of assets for each of the two years ended December 31, 2000, and the funded status as of December 31, 2000 and 1999:

                                                                     (IN THOUSANDS)
                                                             2000          1999
                                                         ------------ ------------
  CHANGES IN PROJECTED BENEFIT OBLIGATIONS
  Benefit obligations at January 1 .....................   $(173,770)   $(184,030)
   Acquisitions ........................................     (48,800)          --
   Service cost ........................................      (5,800)      (7,130)
   Interest cost .......................................     (13,240)     (12,640)
   Plan amendments .....................................        (450)      (1,460)
   Actuarial gain (loss) ...............................      (2,080)      22,830
   Benefit payments ....................................       7,660        8,660
   Change in foreign currency ..........................         280           --
                                                         ------------ ------------
  Projected benefit obligations at December 31  ........   $(236,200)   $(173,770)
                                                         ============ ============

  CHANGES IN PLAN ASSETS
  Fair value of plan assets at January 1 ...............   $ 101,260    $ 110,760
   Acquisitions ........................................      45,240           --
   Actual return on plan assets ........................      (1,370)     (12,110)
   Contributions .......................................      13,820       11,520
   Benefit payments ....................................      (7,470)      (8,480)
   Expenses/Other ......................................        (710)        (430)
                                                         ------------ ------------
  Fair value of plan assets at December 31 .............   $ 150,770    $ 101,260
                                                         ============ ============

  FUNDED STATUS
  Plan assets less than projected benefits at December
   31 ..................................................   $ (85,430)   $ (72,510)
   Unamortized transition obligation ...................          80          270
   Unamortized prior-service cost ......................       7,140        7,500
   Unamortized net loss ................................      41,490       29,340
                                                         ------------ ------------
  Net liability recognized at December 31 ..............   $ (36,720)   $ (35,400)
                                                         ============ ============

   The following provides the amounts related to the plans at December 31, 2000 and 1999:

                                                                     (IN THOUSANDS)
                                                             2000          1999
                                                         ------------ ------------
  Accrued benefit liability ............................   $(66,760)     $(56,650)
  Intangible asset .....................................     15,140        11,250
  Accumulated other comprehensive income ...............     14,900        10,000
                                                         ------------ ------------
    Net liability recognized ...........................   $(36,720)     $(35,400)
                                                         ============ ============

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Postretirement Benefits. The Company provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 2000, 1999 and 1998:

                                                        (IN THOUSANDS)
                                             2000      1999     1998
                                           -------- --------  -------
  Service cost ...........................  $  300    $  400   $  300
  Interest cost ..........................   1,400     1,200    1,200
  Net amortization .......................     500       500     (100)
                                           -------- --------  -------
  Net periodic postretirement benefit
   cost ..................................  $2,200    $2,100   $1,400
                                           ======== ========  =======

   The following provides a reconciliation of the changes in the postretirement benefit plans' benefit obligations for each of the two years ended December 31, 2000 and the status as of December 31, 2000 and 1999:

                                                           (IN THOUSANDS)
                                                    2000         1999
                                                -----------  -----------
  CHANGES IN BENEFIT OBLIGATIONS
  Benefit obligations at January 1  ............  $(18,200)    $(18,900)
   Acquisitions  ...............................   (13,300)          --
   Service cost  ...............................      (300)        (400)
   Interest cost  ..............................    (1,400)      (1,200)
   Employee contributions  .....................      (100)        (100)
   Actuarial gain (loss)  ......................    (2,600)       1,000
   Benefit payments  ...........................     1,400        1,300
   Curtailment  ................................        --          100
                                                -----------  -----------
  Benefit obligations at December 31  ..........  $(34,500)    $(18,200)
                                                ===========  ===========

  STATUS
  Benefit obligations at December 31  ..........  $(34,500)    $(18,200)
   Unamortized transition obligation  ..........     7,600        8,400
   Unrecognized prior-service cost  ............       400          400
   Unrecognized net gain  ......................    (3,700)      (6,700)
                                                -----------  -----------
  Net liability at December 31  ................  $(30,200)    $(16,100)
                                                ===========  ===========

   The discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent in 2000 and 1999. The assumed health care cost trend rate in 2000 was nine percent, decreasing to an ultimate rate in the year 2008 of five percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligations would increase by $2.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $.1 million. If the assumed medical cost trend rates were decreased by one percent, the accumulated postretirement benefit obligations would decrease by $2.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $.1 million.

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     SPECIALTY FASTENERS -- Cold formed fasteners and related metallurgical processing.

     TOWING SYSTEMS -- Vehicle hitches, jacks, winches, couplers and related towing accessories.

     SPECIALTY PACKAGING AND SEALING PRODUCTS -- Principally industrial container closures and metallic and nonmetallic gaskets.

     SPECIALTY INDUSTRIAL PRODUCTS -- Specialty drills, cutters and specialized metal finishing services, and flame-retardant facings and jacketings and pressure-sensitive tapes.

   The Company purchased TriMas in January 1998 and the segment data for 1998 reflects TriMas as though the transaction had occurred on January 1, 1998, consistent with the Company's internal management reporting.

   Included in the Specialty Metal Formed Products segment are sales to one customer of $176 million, $197 million and $184 million in 2000, 1999 and 1998, respectively.

   The Company's export sales approximated $131 million, $143 million and $142 million in 2000, 1999 and 1998, respectively.

   Net assets for 2000 reflect the sale of accounts receivable principally in the metalforming group through the securitization program.

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Intersegment transactions represent principally transactions occurring in the ordinary course of business.

                                                                (IN THOUSANDS)

                                                                        SPECIALTY                  COMPANIES
                               SPECIALTY                                PACKAGING     SPECIALTY      SOLD
                              METAL FORMED   SPECIALTY     TOWING      AND SEALING   INDUSTRIAL     OR HELD
            2000                PRODUCTS     FASTENERS     SYSTEMS      PRODUCTS      PRODUCTS     FOR SALE       TOTAL
--------------------------- --------------  ----------- -----------  -------------  ------------ -----------  ------------
Revenue from external
 customers .................    $822,000      $215,000    $276,000      $220,000      $108,000     $     --    $1,641,000
Intersegment revenue  ......      10,000         2,000       9,000            --         1,000           --        22,000
Depreciation and
 amortization ..............      39,000        13,000      12,000        15,000         6,000           --        85,000
Segment operating profit ...     109,000        21,000      33,000        39,000         6,000           --       208,000
Segment net assets .........     561,000       310,000     277,000       356,000       122,000           --     1,626,000
Capital expenditures .......      75,000         5,000       9,000         9,000         2,000           --       100,000
            1999
---------------------------
Revenue from external
 customers .................    $817,000      $241,000    $260,000      $216,000      $107,000     $ 39,000    $1,680,000
Intersegment revenue .......       9,000         4,000       8,000            --         1,000        1,000        23,000
Depreciation and
 amortization ..............      35,000        12,000      10,000        13,000         5,000        2,000        77,000
Segment operating profit ...     112,000        35,000      37,000        41,000        14,000        4,000       243,000
Segment net assets .........     602,000       329,000     289,000       422,000       140,000           --     1,782,000
Capital expenditures .......      87,000        12,000       9,000        19,000         7,000           --       134,000
            1998
---------------------------
Revenue from external
 customers .................    $760,000      $226,000    $238,000      $223,000      $110,000     $115,000    $1,672,000
Intersegment revenue .......       5,000         3,000       6,000            --         1,000        3,000        18,000
Depreciation and
 amortization ..............      34,000        10,000       9,000        11,000         5,000        6,000        75,000
Segment operating profit ...     106,000        38,000      34,000        46,000        16,000       12,000       252,000
Segment net assets .........     494,000       328,000     281,000       423,000       140,000      102,000     1,768,000
Capital expenditures .......      63,000        14,000       8,000        16,000         4,000        3,000       108,000

   The following table presents the Company's revenues for each of the years ended December 31 and net assets at each year ended December 31 by geographic area, attributed to each subsidiary's continent of domicile. Revenue and net assets from no single foreign country was material to the consolidated revenues and net assets of the Company.

                                                                (IN THOUSANDS)

                                       2000                     1999                      1998
                            ------------------------ -------------------------  -------------------------
                               SALES     NET ASSETS      SALES      NET ASSETS     SALES      NET ASSETS
                            ----------  ------------ -----------  ------------  ----------- ------------
Europe .....................  $164,000    $163,000     $165,000      $182,000     $149,000     $171,000
Australia ..................    23,000      15,000       23,000        14,000       18,000       10,000
Other North America ........    24,000      56,000       12,000        18,000       16,000       12,000
                            ----------  ------------ -----------  ------------  ----------- ------------
 Total foreign .............  $211,000    $234,000     $200,000      $214,000     $183,000     $193,000
                            ==========  ============ ===========  ============  =========== ============

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The following is a reconciliation of reportable segment revenue from external customers, segment operating profit and segment net assets to the Company's consolidated totals:

                                                                (IN THOUSANDS)

 REVENUE FROM EXTERNAL CUSTOMERS                    2000          1999         1998
----------------------------------------------  ------------ ------------  ------------
Revenue from external customers for
 reportable segments  .........................  $1,641,000    $1,680,000   $1,672,000
TriMas sales prior to acquisition .............          --            --      (36,000)
Simpson Industries  ...........................       9,000            --           --
                                                ------------ ------------  ------------
  Total net sales  ............................  $1,650,000    $1,680,000   $1,636,000
                                                ============ ============  ============

                                                                (IN THOUSANDS)

 OPERATING PROFIT                                   2000        1999         1998
----------------------------------------------  ----------- -----------  -----------
Total operating profit for reportable
 segments .....................................   $208,000    $243,000     $252,000
General corporate expense .....................    (25,000)    (24,000)     (24,000)
Gain (loss) on disposition of businesses, net        1,000      14,000      (16,000)
Charges related to the recapitalization  ......    (48,000)         --           --
Charge for asset impairment ...................         --     (18,000)          --
TriMas operating profit prior to acquisition  .         --          --       (5,000)
Simpson Industries ............................      1,000          --           --
                                                ----------- -----------  -----------
  Total operating profit ......................   $137,000    $215,000     $207,000
                                                =========== ===========  ===========

                                                                (IN THOUSANDS)

 NET ASSETS AT DECEMBER 31                          2000          1999         1998
----------------------------------------------  ------------ ------------  ------------
Total net operating assets for reportable
 segments .....................................  $1,626,000    $1,782,000   $1,768,000
Simpson Industries ............................     124,000            --           --
Corporate net assets ..........................     265,000        91,000       72,000
                                                ------------ ------------  ------------
  Total net assets ............................  $2,015,000    $1,873,000   $1,840,000
                                                ============ ============  ============

   The Company acquired Simpson Industries, Inc. on December 15, 2000. December 31 balance sheet data for 2000 includes Simpson and income statement data includes Simpson activity for the period December 15, 2000 through December 31, 2000.

   The information that the chief operating decision maker utilizes includes total net assets as presented in the table above. Total net assets is defined by the Company as total assets less current liabilities. Included in corporate net assets for 2000 were capital expenditures of $3 million.

OTHER SIGNIFICANT ITEMS

                                                                (IN THOUSANDS)

 DEPRECIATION AND AMORTIZATION                     2000       1999        1998
---------------------------------------------- ----------  ----------  ----------
Segment totals  ...............................  $ 85,000    $77,000     $75,000
Adjustments  ..................................    20,000      6,000       9,000
Simpson Industries  ...........................     1,000         --          --
                                               ----------  ----------  ----------
  Consolidated totals  ........................  $106,000    $83,000     $84,000
                                               ==========  ==========  ==========

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The preceding adjustments to depreciation and amortization are principally the result of compensation expense related to stock award amortization and prepaid debenture expense amortization.

OTHER INCOME (EXPENSE), NET:

                                                        (IN THOUSANDS)

                                       2000        1999        1998
                                   ----------- -----------  ---------
Other, net:
 Interest income .................   $ 1,540      $ 2,170    $ 4,180
 Net realized and unrealized
  gains from marketable
  securities  ....................        --           --      3,330
Other, net .......................    (4,060)      (4,580)    (3,110)
                                   ----------- -----------  ---------
                                    $ (2,520)    $ (2,410)   $ 4,400
                                   =========== ===========  =========

INCOME TAXES:

                                                        (IN THOUSANDS)

                                      2000        1999         1998
                                  ----------  -----------  -----------
Income before income taxes:
 Domestic  .......................  $64,970     $123,610     $115,630
 Foreign  ........................   27,750       15,860       28,890
                                  ----------  -----------  -----------
                                    $92,720     $139,470     $144,520
                                  ==========  ===========  ===========
Provision for income taxes:
 Currently payable:
  Federal  .......................  $   (10)    $ 26,810     $ 28,210
  State and local ................    3,700        5,450        3,950
  Foreign  .......................    8,990        5,220       15,000
 Deferred:
  Federal  .......................   22,950        7,390          590
  Foreign  .......................    1,070        2,170         (700)
                                  ----------  -----------  -----------
  Income taxes ...................  $36,700     $ 47,040     $ 47,050
                                  ==========  ===========  ===========

   The components of deferred taxes at December 31, 2000 and 1999 are as follows:

                                                                (IN THOUSANDS)

                                                                 2000       1999
                                                             ----------- ---------
Deferred tax assets:
 Inventories ...............................................   $  1,370   $  2,920
 Accrued liabilities and other long-term liabilities  ......     50,960     47,880
 Expected capital loss benefit from disposition of
  businesses................................................         --      8,900
 Alternative minimum tax....................................        430         --
                                                             ----------- ---------
                                                                 52,760     59,700
                                                             =========== =========
Deferred tax liabilities:
 Property and equipment ....................................    140,700    111,680
 Other, including equity investments in affiliates  ........     24,060     26,710
                                                             ----------- ---------
                                                                164,760    138,390
                                                             ----------- ---------
Net deferred tax liability .................................   $112,000   $ 78,690
                                                             =========== =========

                            METALDYNE CORPORATION

   The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes:

                                                                     (IN THOUSANDS)
                                                       2000      1999       1998
                                                    --------- ---------  ---------
U.S. federal statutory rate .......................    35%        35%       35%
                                                    --------- ---------  ---------
Tax at U.S. federal statutory rate ................  $32,450    $48,810   $50,580
State and local taxes, net of federal tax benefit      2,410      3,540     2,570
Higher effective foreign tax rate .................    2,550      1,840     4,210
Change in German tax rate .........................   (2,200)        --        --
Non-taxable additional consideration from
 previously sold business .........................       --         --    (8,190)
Disposition of businesses .........................     (960)    (7,870)   (2,400)
Amortization in excess of tax, net ................    5,110      2,950     1,390
Other, net ........................................   (2,660)    (2,230)   (1,110)
                                                    --------- ---------  ---------
 Income taxes .....................................  $36,700    $47,040   $47,050
                                                    ========= =========  =========

   A provision has not been made at December 31, 2000 for U.S. or additional foreign withholding taxes on approximately $137.5 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND OTHER ASSETS

   Fair values of financial instruments included in accounts receivable, notes receivable and other assets were estimated using various methods including quoted market prices and discounted future cash flows based on the incremental borrowing rates for similar types of investments. In addition, for variable-rate notes receivable that fluctuate with the prime rate, the carrying amounts approximate fair value.

LONG-TERM DEBT

   The carrying amount of bank debt and certain other long-term debt instruments approximate fair value as the floating rates applicable to this debt reflect changes in overall market interest rates. The fair values of the Company's subordinated debt instruments are based on quoted market prices. The fair values of certain other debt instruments are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of debt instruments.

DERIVATIVES

   The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of interest rate swap agreements, are intended to reduce the market risk associated with the Company's floating rate debt.

                            METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Interest rate swap agreements covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately six percent before the addition of the borrowing margin in the underlying bank agreement. The fair value of the swap agreements, $13 million at December 31, 1999, was not recognized in the consolidated financial statements since they are accounted for as hedges of the floating rate exposure. These swap agreements expired or were terminated in June 2000 at a gain, and the Company received proceeds of approximately $15.8 million. The cash proceeds were used for the reduction of long-term debt. The Company recognized a pre-tax gain of approximately $13 million in November 2000 related to the interest rate swap agreements as a result of the repayment of the related debt due to the recapitalization.

   The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                                                        (IN THOUSANDS)
                                                            2000                       1999
                                                 -------------------------- --------------------------
                                                   CARRYING        FAIR       CARRYING        FAIR
                                                    AMOUNT        VALUE        AMOUNT        VALUE
                                                 ------------ ------------  ------------ ------------
Cash and cash investments ......................  $   26,320    $   26,320   $    4,490    $    4,490
Accounts receivable, notes receivable and other
 assets ........................................  $  122,770    $  122,640   $  223,140    $  223,520
Long-term debt:
 Bank debt .....................................  $1,165,190    $1,165,190   $1,039,890    $1,039,890
 4 1/2% Convertible Subordinated Debentures  ...  $  305,000    $  178,430   $  305,000    $  225,700
 Other long-term debt ..........................  $   15,750    $   15,660   $   28,000    $   27,850

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):


                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                    FOR THE QUARTERS ENDED
                                 ---------------------------------------------------------------
                                     DECEMBER        SEPTEMBER          JUNE           MARCH
                                       31ST             30TH            30TH            31ST
                                 ---------------   -------------   -------------   -------------
2000:
----
Net sales ....................     $ 354,680         $ 393,770       $ 442,310       $ 459,400
Gross profit .................     $  73,770         $  95,410       $ 114,080       $ 119,400
Net income (loss) ............     $ (13,840)        $  17,860       $  26,180       $  25,820
   Per common share:
      Basic ..................         $(.38)            $ .44           $ .64           $ .63
      Diluted ................         $(.38)            $ .37           $ .51           $ .51
Market price per common share:

   High ......................     $17 1/8(a)        $16 5/8         $14 7/16        $14 9/16
   Low .......................     $15 3/16(a)       $10 1/2         $10 13/16       $11 3/8
1999:
----
Net sales ....................     $ 395,220         $ 399,300       $ 436,510       $ 448,660
Gross profit .................     $ 103,980         $  99,340       $ 113,690       $ 116,020
Net income ...................     $  22,260         $  20,200       $  26,110       $  23,860
   Per common share:

      Basic ..................         $ .54             $ .49           $ .64           $ .58
      Diluted ................         $ .45             $ .41           $ .51           $ .47
Market price per common share:

   High ......................     $17 1/16          $17 11/16       $17 3/4         $17
   Low .......................     $10 5/8           $15 9/16        $15 1/8         $14

(a) As a result of the recapitalization on November 28, 2000, the Company's stock no longer has a public market. Prices are based upon public market transactions through November 28, 2000.

                            METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

   In the fourth quarter 2000, the Company incurred approximately $48 million of compensation expense related to severance costs and accelerated vesting of stock awards and stock options related to the recapitalization of the Company.

   In the fourth quarter 2000, the Company recognized a net pre-tax gain of approximately $28 million related to the sale of the Company's equity investments, excluding Saturn.

   In the fourth quarter 2000, the Company recognized a pre-tax gain of approximately $13 million related to the interest rate swap agreements that terminated in June 2000 due to the repayment of the related debt.

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

   The 2000 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
DISCLOSURE.

Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 29, 2001, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

   Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 29, 2001, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 29, 2001, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 29, 2001, and such information is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) LISTING OF DOCUMENTS.

(1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998, consist of the following:

   Consolidated Balance Sheet

   Consolidated Statement of Income

   Consolidated Statement of Cash Flows

   Consolidated Statement of Shareholders' Equity

   Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules.

   Financial Statement Schedules of the Company appended hereto, as required for the years ended December 31, 2000, 1999 and1998, consists of the following:

   Condensed Financial Information of Parent Company Only

   Valuation and Qualifying Accounts

(3)   Exhibits.

   EXHIBIT
   NUMBER                                             DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------

     2.1     Recapitalization Agreement dated as of August 1, 2000 between MascoTech, Inc. (now known as
             Metaldyne Corporation) and Riverside Company LLC, as amended.(7) Amendment No. 1 to the
             Recapitalization Agreement, dated October 23, 2000(7) and Amendment No. 2 to the
             Recapitalization Agreement, dated November 28, 2000.(7)

     3.1     Restated Certificate of Incorporation of MascoTech, Inc.

     3.2     Bylaws of Metaldyne Corporation, as amended.(7)

     4.1     Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as Metaldyne
             Corporation) and Morgan Guaranty Trust Company of New York, as Trustee; Agreement of
             Appointment and Acceptance of Successor Trustee dated as of August 4, 1994 among MascoTech,
             Inc., (now known as Metaldyne Corporation) Morgan Guaranty Trust Company of New York and The
             First National Bank of Chicago; Supplemental Indenture dated as of August 5, 1994, between
             MascoTech, Inc. (now known as Metaldyne Corporation) and The First National Bank of Chicago,
             as Trustee; Directors' resolutions establishing the Company's 4-1/2% Convertible Subordinated
             Debentures Due 2003; (3) and Form of Note.(4)

     4.2     Supplemental Indenture No. 2 dated November 28, 2000 to the Indenture dated as of November 1,
             1986 between Masco Industries (now known as Metaldyne Corporation) and Morgan Guaranty Trust
             Company of New York.(7)

     4.3     Supplemental Indenture No. 3 dated November 28, 2000 to the Indenture dated as of November 1,
             1986 between Masco Industries (now known as Metaldyne Corporation) and Morgan Guaranty Trust
             Company of New York.(7)

     4.4     Shareholders Agreement by and among MascoTech, Inc. (now known as Metaldyne Corporation),
             Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors a party thereto, dated as of November 28, 2000.(7)

    10.1     Credit Agreement dated as of November 28, 2000 among MascoTech, Inc. (now known as Metaldyne
             Corporation), Metalync Company LLC (now known as Metaldyne Company LLC), the subsidiary term borrowers party thereto, the foreign subsidiary borrowers party thereto, the lenders party thereto and Chase Manhattan Bank, as administrative agent.(7)

    10.2     Subordinated Loan Agreement dated as of November 28, 2000 between MascoTech, Inc. (now known as Metaldyne Corporation) and Masco Corporation.(7)

    10.3     Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation).

    10.4     Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc. (now known as Metaldyne Corporation) the Sellers named therein and MTSPC, Inc. as Purchaser.(7).

    10.5     Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC, Inc.,
             MascoTech, Inc. (now known as Metaldyne Corporation), The Chase Manhattan Bank, and the other parties named therein.(7).

    10.6     Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 to the
             Receivables Transfer Agreement.

    10.7     Master Lease Agreement dated as of December 21, 2000 between General Electric Capital
             Corporation and Simpson Industries, Inc.

   EXHIBIT
   NUMBER                                             DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------

    10.8     Change of Control Agreement with William T. Anderson, dated September 21, 2000.(6)

    10.9     Change of Control Agreement with David B. Liner, dated September 21, 2000.(6)

    10.10    Change of Control Agreement with Leroy H. Runk, dated September 21, 2000.(6)

    10.11    Change of Control Agreement with James F. Tompkins, dated September 21, 2000.(6)

    10.12    Release and Consulting Agreement with Frank Hennessey, dated November 22, 2000.(6)

    10.13    Employment, Release and Consulting Agreement with Lee M. Gardner, dated November 22, 2000.

    10.14    Employment, Release and Consulting Agreement with Timothy Wadhams, dated November 22, 2000.

    10.15    MascoTech, Inc. (now known as Metaldyne Corporation) 1991 Long Term Stock Incentive Plan
             (Restated July 15, 1998)(3).

    10.16    MascoTech, Inc. (now known as Metaldyne Corporation) Supplemental Executive Retirement and
             Disability Plan (4).

    10.17    Description of the MascoTech, Inc. (now known as Metaldyne Corporation) program for Estate,
             Financial Planning and Tax Assistance(2).

    10.18    Corporate Services Agreement and Annex dated as of January 1, 1987 between Masco Industries,
             Inc. (now known as Metaldyne Corporation) and Masco Corporation, Amendment No. 1 dated as of
             October 31, 1996 and related letter agreements dated January 22, 1998 and June 17,
             1998.(4)Amendment No. 2 to the Corporate Services Agreement dated November 28, 2000.(7)

    10.19    Corporate Opportunities Agreement dated as of May 1, 1984 between Masco Corporation and Masco
             Industries, Inc. (now known as Metaldyne Corporation) and Amendment No. 1 dated as of October
             31, 1996(1). Amendment No. 2 to the Corporate Opportunities Agreement dated November 28,
             2000.(7)

    10.20    Strategic Cooperation Agreement dated as of January 23, 2001 among Metalync Company LLC (now known as Metaldyne Company LLC), Metaldyne Corporation and Global Metal Technologies, Inc.

    12.1     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

    21.1     Subsidiaries of Metaldyne Corporation.

    23.1     Consent of PricewaterhouseCoopers LLP.

------------

(1) Incorporated by reference to the Exhibits filed with MascoTech ,Inc.'s (now known as Metaldyne Corporation) Current Report on Form 8-K filed November 14, 1996.

(2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Annual Report on Form 10-K for the year ended December 31, 1997.

(3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Annual Report on Form 10-K for the year ended December 31, 1998.

(4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Annual Report on form 10-K for the year ended December 31, 1999.

(5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Current Report on Form 8-K filed August 7, 2000.

(6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Registration Statement on Form S-1 filed December 27, 2000.

   THE COMPANY WILL FURNISH ANY OF ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

(b) REPORTS ON FORM 8-K.

   (1) A Current Report on Form 8-K dated November 28, 2000 reporting under
Item 1, "Change of Control of Registrant," the merger of an affiliate of Heartland Industrial Partners, L.P. with and into the Registrant.

   (2) A Current Report on Form 8-K dated December 15, 2000 reporting under
Item 5, "Other Events," the merger of a subsidiary of the Company with Simpson Industries, Inc.

   (3) A Current Report on Form 8-K/A dated December 27, 2000 reporting under
Item 2, "Acquisition or Disposition of Assets," the acquisition of Simpson Industries, Inc. by the Company and indicating under Item 7, "Financial Statements and Exhibits," that the financial statements required by Item 7(a) and the pro forma financial information required by Item 7(b) would be filed by amendment to the Form 8-K/A no later than 60 days after December 15, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 METALDYNE CORPORATION

                                 By: /s/ Timothy Wadhams
                                    -----------------------------------------
                                    TIMOTHY WADHAMS
                                    Executive Vice President--Finance and
                                    Administration
                                    (Chief Accounting Officer and authorized
                                    signatory)

March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                             TITLE                           DATE
----------------------------  ----------------------------------------- ------------------

/s/ Timothy D. Leuliette       Chief Executive Officer and Director        March 30, 2001
-----------------------------    (Principal Executive Officer)
Timothy D. Leuliette

/s/ Timothy Wadhams            Executive Vice President--Finance and       March 30, 2001
-----------------------------    Administration (Chief Accounting
Timothy Wadhams                  Officer)

/s/ J. Michael Losh            Chairman of the Board of Directors          March 30, 2001
-----------------------------
J. Michael Losh

/s/ Gary M. Banks              Director                                    March 30, 2001
-----------------------------
Gary M. Banks

/s/ Marshall A. Cohen          Director                                    March 30, 2001
-----------------------------
Marshal A. Cohen

/s/ Lee M. Gardner             Director                                    March 30, 2001
-----------------------------
Lee M. Gardner

/s/ Cynthia L Hess             Director                                    March 30, 2001
-----------------------------
Cynthia L. Hess

/s/ Perry J. Lewis             Director                                    March 30, 2001
-----------------------------
Perry J. Lewis

/s/ Richard A. Manoogian       Director                                    March 30, 2001
-----------------------------
Richard A. Manoogian

          SIGNATURE                             TITLE                           DATE
----------------------------  ----------------------------------------- ------------------

/s/ David I. Margolis          Director                                    March 30, 2001
-----------------------------
David I. Margolis

/s/ Thomas Stallkamp           Director                                    March 30, 2001
-----------------------------
Thomas Stallkamp

/s/ David A. Stockman          Director                                    March 30, 2001
-----------------------------
David A. Stockman

/s/ Daniel P. Tredwell         Director                                    March 30, 2001
-----------------------------
Daniel P. Tredwell

/s/ Samuel Valenti, III        Director                                    March 30, 2001
-----------------------------
Samuel Valenti, III

                            METALDYNE CORPORATION
                        FINANCIAL STATEMENT SCHEDULES
                    PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
           ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 2000

Schedules, as required for the years ended December 31, 2000, 1999 and 1998

                                                                PAGE
                                                              --------
I.Condensed Financial Information of Parent Company only ....    F-2
II.Valuation and Qualifying Accounts.........................    F-3

                            METALDYNE CORPORATION
      SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY
                           CONDENSED BALANCE SHEET
                              DECEMBER 31, 2000
                            (DOLLARS IN THOUSANDS)

Assets
Equity and other investments in Saturn Electronics & Engineering, Inc   $ 27,760
Equity and other investments in Metaldyne Company, LLC................   268,180
                                                                       ----------
                                                                        $295,940
                                                                       ==========
Liabilities and Shareholders' Equity*
Total redeemable stock................................................  $ 42,970
Shareholders' Equity..................................................   252,970
                                                                       ----------
                                                                        $295,940
                                                                       ==========

------------

* Excludes $305 million of 4-1/2% debentures due in 2003, assumed by Metaldyne Company, LLC, although the Company remains responsible.

                        CONDENSED STATEMENT OF INCOME
                         YEAR ENDED DECEMBER 31, 2000
                            (DOLLARS IN THOUSANDS)

Equity and other income from affiliates ..............................   $ 9,810
Gain from disposition of investments in equity affiliates  ...........    27,520
Equity in undistributed income from Metaldyne Company, LLC ...........    18,690
                                                                       ----------
 Net income ..........................................................    56,020
Redeemable preferred stock dividends .................................       390
                                                                       ----------
 Earnings attributable to common stock................................   $55,630
                                                                       ==========

                      CONDENSED STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 2000
                            (DOLLARS IN THOUSANDS)

Operating activities:
Net income............................................................  $  56,020
(Gains) from disposition of investments in equity affiliates .........    (27,520)
Equity earnings, net of dividends.....................................     (5,590)
Less undistributed income of subsidiaries and partially owned
 affiliates...........................................................    (18,690)
                                                                       ----------
 Net cash provided by operating activities ...........................      4,220
                                                                       ----------
Financing activities:
 Payment of dividends.................................................    (10,740)
 Retirement of Company Common Stock...................................   (626,850)
 Issuance of Company Common Stock.....................................    561,220
                                                                       ----------
  Net cash used by financing activities...............................    (76,370)
                                                                       ----------
Investing Activities:
 Investment in Metaldyne Company, LLC.................................    (51,770)
 Proceeds from sale of equity investments.............................    123,920
                                                                       ----------
 Net cash provided by investing activities............................  $  72,150
                                                                       ==========
Cash and cash increase (decrease) for the year........................         --
At January 1..........................................................         --
                                                                       ----------
 At December 31.......................................................  $      --
                                                                       ==========

                            METALDYNE CORPORATION
                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         COLUMN A           COLUMN B             COLUMN C              COLUMN D       COLUMN E
------------------------  ------------ ---------------------------- ------------  ---------------
                                                 ADDITIONS
                                       ----------------------------
                                                          CHARGED
                           BALANCE AT      CHARGED      (CREDITED)
                            BEGINNING      TO COSTS      TO OTHER                    BALANCE AT
       DESCRIPTION          OF PERIOD    AND EXPENSES    ACCOUNTS     DEDUCTIONS   END OF PERIOD
------------------------  ------------ --------------  ------------ ------------  ---------------
                                                            (A)          (B)
Allowance for doubtful
 accounts, deducted
 from accounts
 receivable
 in the balance sheet:
 2000 ...................  $4,290,000     $2,440,000    $   10,000    $1,320,000     $5,420,000
                          ============ ==============  ============ ============  ===============
 1999 ...................  $3,410,000     $1,080,000    $   20,000    $  220,000     $4,290,000
                          ============ ==============  ============ ============  ===============
 1998 ...................  $1,180,000     $  750,000    $2,590,000    $1,110,000     $3,410,000
                          ============ ==============  ============ ============  ===============

NOTES:

 (A)      Allowance of companies acquired, and other adjustments, net.

 (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                EXHIBIT INDEX

   EXHIBIT
   NUMBER                                           DESCRIPTION
-----------  ----------------------------------------------------------------------------------------

     2.1     Recapitalization Agreement dated as of August 1, 2000 between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC, as amended.(7) Amendment No. 1 to the Recapitalization Agreement, dated October 23, 2000 (7) and Amendment No. 2 to the
             Recapitalization Agreement, dated November 28, 2000.(7)

     3.1     Restated Certificate of Incorporation of MascoTech, Inc.

     3.2     Bylaws of Metaldyne Corporation, as amended.(7)

     4.1     Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as
             Metaldyne Corporation) and Morgan Guaranty Trust Company of New York, as Trustee;
             Agreement of Appointment and Acceptance of Successor Trustee dated as of August 4, 1994 among MascoTech, Inc., (now known as Metaldyne Corporation) Morgan Guaranty Trust
             Company of New York and The First National Bank of Chicago; Supplemental Indenture dated as of August 5, 1994, between MascoTech, Inc. (now known as Metaldyne Corporation) and
             The First National Bank of Chicago, as Trustee; Directors' resolutions establishing the
             Company's 4-1/2% Convertible Subordinated Debentures Due 2003; (3) and Form of Note.(4)

     4.2     Supplemental Indenture No. 2 dated November 28, 2000 to the Indenture dated as of
             November 1, 1986 between Masco Industries (now known as Metaldyne Corporation) and
             Morgan Guaranty Trust Company of New York.(7)

     4.3     Supplemental Indenture No. 3 dated November 28, 2000 to the Indenture dated as of
             November 1, 1986 between Masco Industries (now known as Metaldyne Corporation) and
             Morgan Guaranty Trust Company of New York.(7)

     4.4     Shareholders Agreement by and among MascoTech, Inc. (now known as Metaldyne
             Corporation), Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors a party thereto, dated as of November 28, 2000.(7)

    10.1     Credit Agreement dated as of November 28, 2000 among MascoTech, Inc. (now known as
             Metaldyne Corporation), Metalync Company LLC (now known as Metaldyne Company LLC), the subsidiary term borrowers party thereto, the foreign subsidiary borrowers party thereto, the lenders party thereto and Chase Manhattan Bank, as administrative agent.(7)

    10.2     Subordinated Loan Agreement dated as of November 28, 2000 between MascoTech, Inc. (now known as Metaldyne Corporation) and Masco Corporation.(7)

    10.3     Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco
             Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation).

    10.4     Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc. (now known as Metaldyne Corporation) the Sellers named therein and MTSPC, Inc. as
             Purchaser.(7)

    10.5     Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC, Inc.,
             MascoTech, Inc. (now known as Metaldyne Corporation), The Chase Manhattan Bank, and the
             other parties named therein.(7)

    10.6     Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 to the
             Receivables Transfer Agreement.

    10.7     Master Lease Agreement dated as of December 21, 2000 between General Electric Capital
             Corporation and Simpson Industries, Inc.

    10.8     Change of Control Agreement with William T. Anderson, dated September 21, 2000.(6)

    10.9     Change of Control Agreement with David B. Liner, dated September 21, 2000.(6)

    10.10    Change of Control Agreement with Leroy H. Runk, dated September 21, 2000.(6)

   EXHIBIT
   NUMBER                                           DESCRIPTION
-----------  ----------------------------------------------------------------------------------------

    10.11    Change of Control Agreement with James F. Tompkins, dated September 21, 2000.(6)

    10.12    Release and Consulting Agreement with Frank Hennessey, dated November 22, 2000.

    10.13    Employment, Release and Consulting Agreement with Lee M. Gardner, dated November 22,
             2000.

    10.14    Employment, Release and Consulting Agreement with Timothy Wadhams, dated November 22,
             2000.

    10.15    MascoTech, Inc. (now known as Metaldyne Corporation) 1991 Long Term Stock Incentive Plan
             (Restated July 15, 1998)(3)

    10.16    MascoTech, Inc. (now known as Metaldyne Corporation) Supplemental Executive Retirement
             and Disability Plan (4)

    10.17    Description of the MascoTech, Inc. (now known as Metaldyne Corporation) program for
             Estate, Financial Planning and Tax Assistance(2)

    10.18    Corporate Services Agreement and Annex dated as of January 1, 1987 between Masco
             Industries, Inc. (now known as Metaldyne Corporation) and Masco Corporation, Amendment
             No. 1 dated as of October 31, 1996 and related letter agreements dated January 22, 1998 and June 17, 1998.(4)Amendment No. 2 to the Corporate Services Agreement dated November
             28, 2000.(7)

    10.19    Corporate Opportunities Agreement dated as of May 1, 1984 between Masco Corporation and
             Masco Industries, Inc. (now known as Metaldyne Corporation) and Amendment No. 1 dated as of October 31, 1996(1). Amendment No. 2 to the Corporate Opportunities Agreement
             dated November 28, 2000.(7)

    10.20    Strategic Cooperation Agreement dated as of January 23, 2001 among Metalync Company LLC
             (now known as Metaldyne Company LLC), Metaldyne Corporation and Global Metal
             Technologies, Inc.

    12.1     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock
             Dividends.

    21.1     Subsidiaries of Metaldyne Corporation.

    23.1     Consent of PricewaterhouseCoopers LLP.

------------
(1) Incorporated by reference to the Exhibits filed with MascoTech ,Inc.'s (now known as Metaldyne Corporation) Current Report on Form 8-K filed November 14, 1996.
(2) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Annual Report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Annual Report on Form 10-K for the year ended December 31, 1998.
(4) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Annual Report on form 10-K for the year ended December 31, 1999.
(5) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Current Report on Form 8-K filed August 7, 2000.
(6) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(7) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Registration Statement on Form S-1 filed December 27, 2000.