Form 10-Q
period 2001-03-31
METALDYNE CORP
filed 2001-05-15
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED MARCH 31, 2001
COMMISSION FILE NUMBER 1-12068


                              METALDYNE CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                           38-2513957
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)



  47603 HALYARD DRIVE, PLYMOUTH, MICHIGAN                      48170-2429
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                                 (734) 207-6200
--------------------------------------------------------------------------------
                               (TELEPHONE NUMBER)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                   SHARES OUTSTANDING AT
               CLASS                                   APRIL 22, 2001
               -----                             --------------------------

COMMON STOCK, PAR VALUE $1 PER SHARE                    41,338,224

                              METALDYNE CORPORATION

                                      INDEX

                                                            PAGE NO.
                                                            --------

 Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheet -
               March 31, 2001 and December 31, 2000             1

            Consolidated Condensed Statement of Income
               for the Three Months Ended
               March 31, 2001 and 2000                          2

            Consolidated Condensed Statement of
               Cash Flows for the Three Months
               Ended March 31, 2001 and 2000                    3

            Notes to Consolidated Condensed Financial
               Statements                                     4-8

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    9-13

 Part II.  Other Information and Signature                  14-15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              METALDYNE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                               MARCH 31,     DECEMBER 31,
ASSETS                                           2001            2000
------                                        ----------     ------------
Current assets:
    Cash and cash investments                 $   10,630       $   26,320
    Receivables                                  160,190          121,160
    Inventories                                  187,920          199,490
    Deferred and refundable income taxes          24,580           38,010
    Prepaid expenses and other assets             26,890           48,540
                                              ----------       ----------
          Total current assets                   410,210          433,520

Equity and other investments in affiliates        27,190           27,760
Property and equipment, net                      907,590          901,300
Excess of cost over net assets of acquired
  companies                                      901,800          906,990
Deferred financing and other assets               97,360           93,920
                                              ----------       ----------
          Total assets                        $2,344,150       $2,363,490
                                              ==========       ==========

LIABILITIES
-----------
Current liabilities:
    Accounts payable                          $  154,860       $  155,020
    Accrued liabilities                          120,240          146,640
    Current maturities, long-term debt            35,970           46,350
                                              ----------       ----------
          Total current liabilities              311,070          348,010

Subordinated debentures                          305,000          305,000
Other long-term debt                           1,214,790        1,180,940
Deferred income taxes                            123,590          124,680
Other long-term liabilities                      102,620          108,920
                                              ----------       ----------
          Total liabilities                    2,057,070        2,067,550
                                              ----------       ----------

Redeemable preferred stock, 361,001 shares
  Outstanding                                     34,610           33,370
Redeemable restricted common stock                44,070           43,420
Less: Restricted stock awards                    (30,200)         (33,820)
                                              ----------       ----------
          Total redeemable stock                  48,480           42,970
                                              ----------       ----------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock (non-redeemable), $1 par:
  Authorized: 25 million;
  Outstanding: None                                ---              ---
Common stock, $1 par:
  Authorized: 250 million;
  Outstanding: 38.7 million and 38.7 million      38,670           38,670
Paid-in capital                                    ---              ---
Retained earnings                                253,800          254,690
Accumulated other comprehensive loss             (53,870)         (40,390)
                                              ----------       ----------
          Total shareholders' equity             238,600          252,970
                                              ----------       ----------
          Total liabilities, redeemable
            stock and shareholders' equity    $2,344,150       $2,363,490
                                              ==========       ==========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                              METALDYNE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED MARCH 31
                                                ---------------------------
                                                   2001              2000
                                                ---------         ---------
Net sales                                       $ 506,510         $ 459,400
Cost of sales                                    (398,830)         (340,000)
                                                ---------         ---------
Gross profit                                      107,680           119,400
Selling, general and
  administrative expenses                         (65,570)          (56,170)
                                                ---------         ---------

     Operating profit                              42,110            63,230
                                                ---------         ---------

Other income (expense), net:
   Interest expense                               (34,850)          (21,810)
   Other, net                                      (6,530)            1,260
                                                ---------         ---------
                                                  (41,380)          (20,550)
                                                ---------         ---------

Income before income taxes                            730            42,680
Income taxes                                          440            16,860
                                                ---------         ---------

Net income                                            290            25,820
Preferred stock dividends                           1,170             ---
                                                ---------         ---------
Earnings (loss) attributable to common stock    $    (880)        $  25,820
                                                =========         =========

Basic earnings (loss) per share                     $(.02)            $ .63
                                                    =====             =====
Diluted earnings (loss) per share                   $(.02)            $ .51
                                                    =====             =====

Cash dividends declared per share                   $ --              $ .08
                                                    =====             =====

Cash dividends paid per share                       $ --              $ .08
                                                    =====             =====


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                              METALDYNE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     ------------------------
                                                        2001          2000
                                                     -----------   ----------
CASH FROM (USED FOR):
     OPERATIONS:
         Net cash from earnings                      $    28,130   $   55,110
         Decrease in inventories                          11,570        3,240
         (Increase) in receivables                       (64,870)     (43,460)
         (Decrease) increase in accounts payable
            and accrued liabilities                      (24,430)      18,800
         Decrease in prepaid expenses and
            other current assets                          35,080       21,510
         Proceeds from accounts receivable sale, net      22,380        ---
         Other, net                                       (3,480)      (1,160)
                                                     -----------   ----------
            Net cash from operating activities             4,380       54,040
                                                     -----------   ----------

     FINANCING:
         Payment of debt                                 (32,200)     (52,820)
         Increase in debt                                 55,670       47,310
         Payment of common stock dividends                 ---         (3,540)
         Other, net                                       (1,290)        (300)
                                                     -----------   ----------
            Net cash from (used for) financing
               activities                                 22,180       (9,350)
                                                     -----------   ----------

     INVESTMENTS:
         Capital expenditures                            (32,910)     (26,000)
         Cash received from sale of businesses, net        ---          3,200
         Acquisition of businesses, net of cash
           acquired                                        ---        (19,960)
         Other, net                                       (9,340)       4,670
                                                     -----------   ----------
            Net cash (used for) investing
              activities                                 (42,250)     (38,090)
                                                     -----------   ----------

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the three months            (15,690)       6,600
     At January 1                                         26,320        4,490
                                                     -----------   ----------
     At March 31                                     $    10,630   $   11,090
                                                     ===========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Net cash paid during the period for:

          Interest                                   $    30,500    $  16,840
                                                     ===========    =========

          Income taxes                               $   (12,330)   $  (9,490)
                                                     ===========    =========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Certain amounts for the period ended March 31, 2000 have been reclassified to conform to the presentation adopted in 2001. These consolidated financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

B.       Inventories by component are as follows (in thousands):

                                                MARCH 31      DECEMBER 31
                                                  2001           2000
                                                --------       --------

               Finished goods                   $ 87,670       $ 90,790
               Work in process                    45,920         46,390
               Raw materials                      54,330         62,310
                                                --------       --------

                                                $187,920       $199,490
                                                ========       ========

C. Property and equipment, net reflects accumulated depreciation of $383 million and $367 million at March 31, 2001 and December 31, 2000, respectively.

D. The Company's total comprehensive income (loss) for the period was as follows (in thousands):

                                                            Three Months Ended
                                                                  March 31
                                                            ------------------
                                                              2001       2000
                                                            --------  --------
         Net income                                         $    290  $ 25,820
         Other comprehensive loss (principally foreign
            currency translation)                            (13,480)   (4,520)
                                                            --------  --------

                  Total comprehensive income (loss)         $(13,190) $ 21,300
                                                            ========  ========


E. During the quarter, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to its term loan borrowings under its Credit Facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and an interest rate cap and floor of 7% and approximately 4.5%, respectively, and three interest rate caps at 7% with a total notional amount of $376 million.

         On January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. In accordance with these pronouncements, these agreements have been designated as cash flow hedging instruments and the effect of marking these contracts to market has been recorded in other comprehensive income as presented in Note D. The adoption of SFAS Nos. 133 and 138 has not had a material effect on our financial position or results of operations.

                              METALDYNE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

F. In 2000, the Company entered into a receivables-backed securitization financing arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to a special purpose entity. The special purpose entity from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs amounting to a total of $3.3 million in 2001 and is included in other expense in the income statement. At March 31, 2001, a total of approximately $172.8 million of receivables were sold and the Company retained a subordinated interest of approximately $53 million, which was included in the receivables balance. The retained subordinated interest is discounted at a rate that approximates fair value given the short-term nature of the receivables balance.

G. As a result of the recapitalization in November 2000 and the acquisition of Simpson Industries in December 2000 and the creation of a new executive management team and Board of Directors, the Company developed and implemented in 2001 a new operating and internal reporting structure. Accordingly, the segment information for prior years has been restated to conform to the current structure.

         The Company has defined a segment as a component, with business activity resulting in revenue and expense, which has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company operates in two operating groups - Metal Forming and Diversified Industrial Products.

              METAL FORMING GROUP. The Metal Forming Group consists of one operating segment which manufactures a broad range of engineered metal products used in automotive and industrial applications and combines capabilities in engineering, design, machining and assembly. The Metal Forming Group's sales are primarily to light vehicle OEMs and component assemblers, but also include other customers in the aerospace, heavy truck, construction, general industrial and consumer markets. The Metal Forming Group's products include cold, warm and hot forged products, powdered metal products, tubular fabricated products and extruded metal products used in engines, transmissions and drivetrains and a variety of industrial applications.

              DIVERSIFIED INDUSTRIAL PRODUCT GROUP. Our Diversified Industrial Products Group is comprised of two operating segments:

                  TOWING SYSTEMS. Our towing systems segment manufactures towing and related accessories as well as a broad range of products used in industrial applications. The towing and accessories products include trailer hitches, hitch mounted accessories, jacks, couplers and winches, roof racks and related electrical products. These products are sold to customers such as Wal-Mart, K-Mart and U-Haul and independent hitch installers.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  INDUSTRIAL PRODUCTS. Industrial products include closures and dispensing products, gaskets, insulation products and precision cutting tools for a wide variety of customers in the chemical, refining, container, construction and other industries. Key customers include Dow, BASF, Bayer, Pepsi, Sherwin Williams, Exxon Mobil, Lyondell and Chevron.

      Segment activity for the three months ended March 31, 2001 and 2000 are as follows:

                                               Three Months Ended March 31
                                               ---------------------------
                                                 2001               2000
                                               --------           --------
      REVENUES FROM EXTERNAL CUSTOMERS
      --------------------------------
      Metal Forming Group                      $359,120           $302,740
      Towing Systems                             71,270             80,510
      Industrial Products                        76,120             76,150
                                               --------           --------
        Diversified Industrial Group            147,390            156,660
                                               --------           --------
              Total                            $506,510           $459,400
                                               ========           ========

      INTERSEGMENT REVENUES
      ---------------------
      Metal Forming Group                      $  2,460           $  3,740
      Towing Systems                              2,270              3,060
      Industrial Products                           470                230
                                               --------           --------
        Diversified Industrial Group              2,740              3,290
                                               --------           --------

              Total                            $  5,200           $  7,030
                                               ========           ========

      EBITDA
      ------
      Metal Forming Group                      $ 53,200           $ 56,460

      Towing Systems                             12,300             16,300
      Industrial Products                        17,200             18,700
                                               --------           --------
        Diversified Industrial Group             29,500             35,000
                                               --------           --------

              Total                            $ 82,700           $ 91,460
                                               ========           ========


                                               Three Months Ended March 31
                                               ---------------------------
                                                 2001               2000
                                               --------           --------
      RECONCILIATON TO OPERATING PROFIT
      ---------------------------------

      Total EBITDA for reportable segments     $ 82,700           $ 91,460
      Depreciation and amortization in
        operating profit                        (29,770)           (21,900)
      Other adjustments                         (10,820)            (6,330)
                                               --------           --------
              Total operating profit           $ 42,110           $ 63,230
                                               ========           ========

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

         OTHER ADJUSTMENTS
         -----------------

         Other adjustments are costs and expenses not allocated to segments for internal reporting purposes. In 2001, these include non-recurring costs associated with the integration of an acquisition and approximately $5 million of costs in respect of the newly acquired machining and assembly operations which are not allocated to the specific segment for internal reporting purposes.

H. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                     2001              2000
                                                  -----------      ----------
      Weighted average number of shares
        outstanding                                    38,670          40,980
                                                  ===========      ==========

      Net income                                  $       290      $   25,820
      less:  Preferred stock dividends                  1,170           ---
                                                  -----------      ----------
        Earnings used for basic earnings per
          share computation                       $      (880)     $   25,820
                                                  ===========      ==========

            Basic earnings per share              $      (.02)     $      .63
                                                  ===========      ==========

      Total shares used for basic earnings
        per share computation                          38,670          40,980
      Dilutive securities:
        Stock options                                   ---               380
        Convertible debentures                          ---             9,840
        Contingently issuable shares                    ---             4,370
                                                  -----------      ----------
        Total shares used for diluted
          earnings per share computation               38,670          55,570
                                                  ===========      ==========

      Earnings used for basic earnings per
        share computation                         $      (880)     $   25,820
      Add back of debenture interest                    ---             2,340
                                                  -----------      ----------
        Earnings used for diluted
          earnings per share computation          $      (880)     $   28,160
                                                  ===========      ==========

            Diluted earnings per share            $      (.02)     $      .51
                                                  ===========      ==========

         Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, if dilutive.

         Contingently issuable shares, approximately 2.7 million restricted common stock, did not have a dilutive effect on earnings per share at March 31, 2001.

I. In December 2000, the Company acquired Simpson Industries, Inc. The acquisition was accounted for as a purchase with excess purchase price over the estimated fair value of net assets acquired of approximately $150 million amortized over 40 years. The purchase price allocations are preliminary, and as such are estimates. Such allocations could change upon the completion of asset valuations, which are on-going as of the date of this filing.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

         The following pro forma results of operations reflect this transaction as if it had occurred on January 1, 2000. The pro forma data does not purport to be indicative of the results that would actually have been reported if the transaction had occurred on such date (unaudited, in thousands).

                                                        Three Months Ended
                                                           March 31, 2000
                                                        ------------------

           Net sales                                          $603,970
           Operating profit                                   $ 74,820
           Net income                                         $ 29,380

J. During the quarter, the Company entered into a Strategic Cooperation Agreement with Global Metal Technologies, Inc., or GMTI, which is wholly owned by Heartland Industrial Partners, L.P. Under this agreement, we and GMTI provide one another with extensive support and services at cost and are coordinating raw material and energy purchases. Our arrangements include joint sales and marketing programs and initiatives.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     The Company is a leading global diversified industrial manufacturer of highly engineered products for the transportation, industrial and consumer markets. We operate through two business groups - Metal Forming, which accounts for approximately two-thirds of our sales, and Diversified Industrial Products, which accounts for the remaining one-third of our sales. Products include metal formed and precision-engineered components and modular systems used in vehicle engine, transmission and drivetrain applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products. The Company serves a broad range of over 150 automotive and industrial customers, including Amoco, Bayer, BMW, Boeing, Dana, DaimlerChrysler, Dow Chemical, Ford, Visteon, General Motors, Delphi, Honda, John Deere, Johns Manville, New Venture Gear, TRW, U-Haul and Wal-Mart.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared With Quarter Ended March 31, 2000.

     Metaldyne sales for the first quarter of 2001 increased 10.5 percent to $507 million as compared with $459 million in 2000. This increase was due to our acquisition of Simpson Industries (referred to as "machining and assembly") in December 2000, which accounted for $111 million of sales in the first quarter. The increase was partially offset by a sales decline of approximately $56 million related to our Metal Formed Products, which was principally the result of lower levels of domestic light vehicle production and approximately $9 million of sales decline related to our Towing Systems businesses which were impacted by weak market conditions.

     Gross profit declined to approximately $108 million for the quarter ended March 31, 2001 as compared to $119 million for the quarter ended March 31, 2000. This decrease was due to the acquisition of machining and assembly which was more than offset by the effect of declining automotive production volumes. The gross profit margin decreased from 26.0% in the year ago quarter to 21.3% in the quarter ended March 31, 2001. This decrease was partially caused by the inclusion of Simpson, which had lower margins as a percent of 2001 sales than the margins of Metaldyne in the year ago quarter. In addition, the decrease in sales volume in most of the Company's businesses resulted in a larger percentage impact on margins (gross margin, operating margin and EBITDA margin), as a result of fixed costs not decreasing proportionately with sales. This effect is referred to below as the contribution margin effect.

     The Company has established EBITDA (Earnings Before Interest Taxes Depreciation and Amortization) as an indicator of our operating performance and as a measure of our cash generating ability.

     EBITDA for our Metal Formed Products segment was approximately $53 million in first quarter 2001 as compared to approximately $56 million in 2000. The change is comprised of an approximate $16 million increase in segment EBITDA from the machining and assembly acquisition and an approximate $19 million decline principally as a result of the $56 million decline in sales noted above. The EBITDA decline approximated the contribution margin impact of the sales decline.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


     The Towing Systems segment experienced a 25 percent decline in EBITDA from the comparable first quarter in 2000 as a result of the $9 million sales decline. The decrease in EBITDA approximated the contribution margin effect of the sales decline, as the Towing systems segment has a higher contribution margin than the Metal Formed Products segment.

     EBITDA for the Industrial Products segment declined by 8 percent to approximately $17 million in the first quarter of 2001 as compared to approximately $19 million in first quarter 2000 on flat sales. This decline is principally the result of a change in sales mix.

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

     For the quarter ended March 31, 2001, interest expense increased to approximately $35 million as compared to approximately $22 million for the quarter ended March 31, 2000 as a result of debt incurred to finance the recapitalization of the Company in November 2000 and the acquisition of Simpson Industries in December 2000. The debt also carries increased interest rates under our credit facilities.

     Other expense increased to $6.5 million in the quarter ended March 31, 2001 compared to other income of $1.3 million in the March 2000 quarter. The change was principally the result of expenses in connection with the receivables securitization and the elimination of most equity income from affiliates due to the sale of most equity affiliates in connection with the recapitalization and higher amortization of deferred financing expense.

     The provision for income taxes in first quarter was $.4 million, an effective rate of 60 percent as compared to $16.9 million, an effective rate of
39.5 percent for the quarter ended March 31, 2000. The tax rate in both periods reflects the impact of non-deductible goodwill from acquisitions and higher tax rates relative to foreign earnings, with the effect of these items on the effective rate more pronounced in the current year due to the lower level of pre-tax income.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND FINANCIAL CONDITION

     As a result of the recapitalization and the Simpson acquisition, we are highly leveraged and we have significantly increased our interest expense relative to historical levels. We will need to dedicate significant portions of cash flow to debt service obligations. In addition, we expect that capital expenditure requirements in calendar year 2001 will be approximately $133 million. We may incur material amounts of additional debt and further burden cash flow in pursuit of acquisition strategies. Capital expenditures in calendar year 2000 were approximately $107 million. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies. We will also seek to extend the average maturities of debt through the issuance of long-term debt securities to the extent market conditions permit us to increase our financial flexibility and ability to pursue our business strategies.

     The reduction in net income in the current year quarter was the principal reason for the reduction in net cash from earnings in 2001 compared to the prior year. Receivables increased more in 2001 than in the comparable quarter of 2000, principally as the result of the inclusion of machining and assembly sales in the current quarter. This increase was partially offset by the sale of additional receivables pursuant to a receivables securitization program in 2001. Prepaid expenses and accrued liabilities were each impacted by the payment of approximately $14 million in 2001 relating to options cancelled as part of the recapitalization in which the required cash was escrowed and included in prepaid assets at December 31, 2000, and the corresponding liability included in accrued liabilities. Cash flow also benefited from the collection of approximately $15 million of tax refunds in the 2001 first quarter compared to $9 million of tax refunds in the quarter ended March 31, 2000. Capital expenditures increased $7 million compared to 2000, principally due to the inclusion of capital expenditures of the machining and assembly operations.

MARKET TRENDS

     Our sales for use in the OEM segments of the automotive industry accounted for approximately one-half of our pro forma annual 2000 net sales. The automotive industry is highly cyclical, is dependent on consumer spending, interest rates and consumer confidence and is subject to, among other things, general economic conditions and the impact of international trade. There are signs of increasing weakness in the economy generally. In addition, recently reported results from North American automotive manufacturers reflect weakness in demand for their products which may continue throughout 2001 and beyond. In addition, a portion of net sales are derived from sales of our products manufactured for SUVs and light trucks, which have recently reversed their positive sales trends of the past several years. There can be no assurance that sales of these vehicles will not continue to decline or that pricing pressure from customers or competitors will not have an impact on future performance.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

FORWARD-LOOKING STATEMENTS

     This discussion and other sections of this report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ significantly from the results discussed in such forward-looking statements. Readers should consider that various factors may affect our ability to attain the projected performance, including:

     o Leverage; Ability to Service Debt - We may not be able to manage our business as we might otherwise do so due to our high degree of leverage.

     o Liquidity and Capital Resources - If we are unable to raise junior capital, our liquidity and business strategies will be adversely impacted.

     o Challenges of Acquisition Strategy - We may not be able to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions.

     o Substantial Capital Expenditure Requirements - If we are unable to meet future capital requirements, our business will be adversely affected.

     o Substantial Restrictions and Covenants - Restrictions in our credit facility limit our ability to take certain actions.

     o Dependence on Automotive Industry and Industry Cyclicality - The industries in which we operate are dependent upon the economy and are cyclical.

     o Dependence on Third-Party Suppliers and Manufacturers - The loss of a substantial number of our suppliers could affect our financial health.

     o Our Industries are Highly Competitive - Recent trends among our customers will increase competitive pressures in our businesses.

     o Dependence on Key Personnel and Relationships - We depend on the services of certain key individuals and relationships, the loss of which would materially harm us.

     o   Labor Relations - A portion of our workforce is unionized.

     o Labor Stoppages Affecting OEMs - Slowdowns, strikes or similar actions could have a material adverse effect on our results of operations.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONCLUDED)

     o International Sales - A growing portion of our revenue may be derived from international sources, which presents separate uncertainty for us.

     o Product Liability - Our businesses expose us to product liability risks that could materially and adversely impact us.

     o Environmental Matters - We have been and may be subject in the future to potential exposure to environmental liabilities.

     o   Government Regulation - Fastener Quality Act.

     o Control by Principal Stockholder - We are controlled by Heartland Industrial Partners, whose interests in our business may be different than yours.

     o Terms of Shareholders Agreement - Provisions of a shareholders agreement impose significant operating and financial restrictions on our business.

     All statements, other than statements of historical fact included in this quarterly report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this quarterly report, the words, "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION
                              METALDYNE CORPORATION

Items 1 through 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS:

         Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         (B) REPORTS ON FORM 8-K:

         A report on Form 8-K/A dated February 27, 2001 reporting under Item 2, "Acquisition or Disposition of Assets" the acquisition of Simpson Industries. The Form 8-K/A amended a previously filed 8-K Report to provide the required financial statements and pro forma financial information which were not available at the time of the initial filing of the 8-K Report.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       METALDYNE CORPORATION
                                            (REGISTRANT)

DATE:  MAY 15, 2001                 BY: /s/ James F. Tompkins
     -------------------------         ---------------------------------------
                                       James F. Tompkins
                                       Vice President and Treasurer and
                                       Chief Accounting Officer and
                                       authorized signatory

                              METALDYNE CORPORATION

                                  EXHIBIT INDEX

     EXHIBIT
     -------

     Exhibit 12       Computation of Ratio of Earnings to Combined Fixed Charges
                          and Preferred Stock Dividends