Form 10-Q
period 2001-06-30
METALDYNE CORP
filed 2001-08-14
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2001
COMMISSION FILE NUMBER 1-12068

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

                          YES [X]   NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                  SHARES OUTSTANDING AT
               CLASS                                   JULY 31, 2001
               -----                                   -------------

COMMON STOCK, PAR VALUE $1 PER SHARE                     45,498,410

                              METALDYNE CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              June 30, 2001 and December 31, 2000                           1

           Consolidated Condensed Statements of Operations
              for the Three and Six Months Ended
              June 30, 2001 and 2000                                        2

           Consolidated Condensed Statement of
              Cash Flows for the Six Months
              Ended June 30, 2001 and 2000                                  3

           Notes to Consolidated Condensed Financial
              Statements                                                   4-10

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  11-16

Part II. Other Information and Signature                                  17-18

                          PART I. FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                              METALDYNE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                JUNE 30,       DECEMBER 31,
    ASSETS                                       2001              2000
    ------                                    ----------       ------------
Current assets:
    Cash and cash investments                 $   15,420       $   26,320
    Receivables                                  166,980          121,160
    Inventories                                  178,960          199,490
    Deferred and refundable income taxes          24,460           38,010
    Prepaid expenses and other assets             36,460           48,540
                                              ----------       ----------
          Total current assets                   422,280          433,520

Equity and other investments in affiliates        26,740           27,760
Property and equipment, net                      888,190          901,300
Excess of cost over net assets of acquired
  companies                                      998,440          906,990
Notes receivable and other assets                107,160           93,920
                                              -----------      ----------
          Total assets                        $2,442,810       $2,363,490
                                              ==========       ==========

    LIABILITIES
Current liabilities:
    Accounts payable                          $  201,390       $  155,020
    Accrued liabilities                          116,470          146,640
    Current maturities, long-term debt            44,860           46,350
                                              ----------       ----------
          Total current liabilities              362,720          348,010

Subordinated debentures                          305,000          305,000
Other long-term debt                           1,175,130        1,180,940
Deferred income taxes                            125,170          124,680
Other long-term liabilities                      112,190          108,920
                                              ----------       ----------
          Total liabilities                    2,080,210        2,067,550
                                              ----------       ----------

Redeemable preferred stock, 545,154 shares
  Outstanding                                     52,700           33,370
Redeemable restricted common stock                44,720           43,420
Less:  Restricted stock awards                   (28,190)       _ (33,820)
                                              ----------       - --------
          Total redeemable stock                  69,230           42,970
                                              ----------       ----------

    SHAREHOLDERS' EQUITY
Preferred stock (non-redeemable), $1 par:
  Authorized:  25 million;
  Outstanding:  None                               ---              ---
Common stock, $1 par:
  Authorized:  250 million;
  Outstanding:  42.8 million and 38.7 million     42,840           38,670
Paid-in capital                                   61,510            ---
Retained earnings                                246,670          254,690
Accumulated other comprehensive loss             (57,650)         (40,390)
                                              ----------       ----------
          Total shareholders' equity             293,370          252,970
                                              ----------       ----------
          Total liabilities, redeemable
            stock and shareholders' equity    $2,442,810       $2,363,490
                                              ==========       ==========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                              METALDYNE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                   ---------------------      ---------------------
                                          JUNE 30                     JUNE 30
                                   ---------------------      ---------------------
                                      2001        2000           2001        2000
                                   ---------   ---------      ---------   ---------
Net sales                          $ 572,780   $ 442,310     $1,128,910   $ 901,710
Cost of sales                       (453,770)   (328,230)      (899,620)   (668,230)
                                   ----------  ---------      ----------  ---------

     Gross profit                    119,010     114,080        229,290     233,480

Selling, general and
  administrative expenses            (66,920)    (56,990)      (136,460)   (113,160)
Charge on disposition of business     (6,020)      ---           (6,020)      ---
                                   ---------   ---------      ----------  ----------
     Operating profit                 46,070      57,090         86,810     120,320
                                   ---------   ---------      ---------   ---------

Other income (expense), net:
   Interest expense                  (33,260)    (21,970)       (71,660)    (43,780)
   Other, net                        (10,900)      8,130        (17,880)      9,390
                                   ----------  ---------      ----------  ---------
                                     (44,160)    (13,840)       (89,540)    (34,390)
                                   ----------  ---------      ----------  ---------

Income (loss) before income taxes      1,910      43,250         (2,730)     85,930
Income taxes                           2,510      17,070          2,950      33,930
                                   ---------   ---------      ---------   ---------

Net income(loss)                        (600)     26,180         (5,680)     52,000
Preferred stock dividends              1,170       ---            2,340       ---
                                   ---------   ---------      ---------   ---------
Earnings (loss) attributable to
  common stock                     $  (1,770)   $  26,180      $  (8,020)  $  52,000
                                   =========   =========      ==========  =========

Basic earnings (loss) per share        $(.04)      $ .64          $(.19)      $1.27
                                       =====       =====          =====       =====
Diluted earnings (loss) per share      $(.04)      $ .51          $(.19)      $1.02
                                       =====       =====          =====       =====

Cash dividends declared per share      $ --        $ .08          $ --        $ .16
                                       =====       =====          =====       =====

Cash dividends paid per share          $ --        $ .08          $ --        $ .16
                                       =====       =====          =====       =====

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                              METALDYNE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30
                                                          ----------------------
                                                             2001         2000
                                                          ---------    ---------
CASH FROM (USED FOR):
    OPERATIONS:
        Net cash from earnings                            $  74,210    $ 103,860
        Change in operating assets and liabilities, net      45,110       51,180
    Other, net                                               (2,670)      (3,160)
                                                          ---------    ---------
           Net cash from operating activities               116,650      151,880
                                                          ---------    ---------

    FINANCING:
        Payment of debt                                     (76,780)    (133,950)
        Increase in debt                                     69,490       40,460
        Payment of stock dividends                           (1,610)      (7,110)
        Proceeds from interest rate swap settlement            --         15,820
        Other, net                                             (400)      (5,030)
                                                          ---------    ---------
           Net cash (used for) financing
              activities                                     (9,300)     (89,810)
                                                          ---------    ---------

    INVESTMENTS:
        Proceeds from sale and sale/leaseback
           of fixed assets                                   36,440         --
        Capital expenditures                                (64,790)     (53,970)
        Cash received from sale of businesses, net             --          3,200
        Acquisition of businesses, net of
          cash acquired                                     (83,320)     (21,090)
        Other, net                                           (6,580)       8,140
                                                          ---------    ---------
           Net cash (used for) investing
              activities                                   (118,250)     (63,720)
                                                          ---------    ---------

CASH AND CASH INVESTMENTS:
    (Decrease) for the six months                           (10,900)      (1,650)
    At January 1                                             26,320        4,490
                                                          ---------    ---------
    At June 30                                            $  15,420    $   2,840
                                                          =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Net cash paid during the period for:
         Interest                                         $  72,710    $  39,930
                                                          =========    =========
         Income taxes                                     $  (9,750)   $  (3,910)
                                                          =========    =========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Metaldyne Corporation (the "Company" or "Metaldyne") is a leading global diversified industrial manufacturer of highly engineered products for the transportation, industrial and consumer markets. We operate through two business groups - Metal Forming, which accounts for approximately two-thirds of our sales, and Diversified Industrial Products, which accounts for the remaining one-third of our sales. Products include metal formed and precision-engineered components and modular systems used in vehicle engine, chassis and steering components, transmission and drivetrain applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products. The Company serves a broad range of over 150 automotive and industrial customers.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Certain amounts for the period ended June 30, 2000 have been reclassified to conform to the presentation adopted in 2001. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results for the full year.

2. On June 22, 2001, the Company purchased from its controlling shareholder, Heartland Industrial Partners ("Heartland"), Global Metal Technologies, Inc. ("GMTI"). GMTI is a fully integrated technology leader in aluminum die-casting with leading market positions in transmission, engine, chassis and steering components. In exchange for all of the shares held by Heartland in GMTI, the Company issued common shares valued at approximately $45.4 million, which was equal to Heartland's investment in GMTI on the date of transfer. Also as part of the transaction the Company issued common shares valued at $20 million and $18.5 million of redeemable Class B preferred stock in exchange for interests in GMTI held by its former shareholders. The redeemable Class B preferred shares issued are mandatorily redeemable on June 15, 2013. The series B preferred stockholders are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5 percent per annum. In addition to securities issued, Metaldyne paid approximately $83 million, net of cash acquired, for the acquisition of GMTI. This acquisition was financed through a combination of borrowings under the Company's Term Loan C facility, revolving credit facility and proceeds from the sale of accounts receivable pursuant to the accounts receivable facility.

     GMTI was originally acquired by the Company's controlling shareholder, Heartland, on January 4, 2001 for a cash purchase price of $25 million, plus debt assumed. This transaction resulted in approximately $100 million of goodwill, which is being amortized over a period of 40 years. The purchase price allocations are preliminary, and as such are estimates. Such allocations could change upon the completion of asset valuations, which are on-going as of the date of this filing. Our June 22, 2001 acquisition of GMTI has been accounted for in a manner similar to a pooling of interests since these businesses were under common control. Our results of operations for 2001 have been adjusted to include GMTI from January 4, 2001 forward. The impact on previously reported amounts for the first quarter include sales of approximately $50 million and a loss before taxes of approximately $5 million.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction. The Company adopted this standard, as amended by SFAS 137 and 138, effective January 1, 2001. The adoption of this standard did not have a material impact on the financial position or results of operations of the Company.

     During the first quarter of 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to its term loan borrowings under its Credit Facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and an interest rate cap and floor of 7% and approximately 4.5%,respectively, and three interest rate caps at 7% with a total notional amount of $376 million. The agreements have been designated as cash flow hedging instruments and the effect of marking these contracts to fair value has been recorded in other comprehensive income as presented in Note 10. It is the policy of the Company not to enter into derivative instruments for speculative purposes.

4. In September 2000, the FASB issued the Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125." The new standard carries forward some of the provisions of SFAS 125, but modifies the method of accounting for securitizations and other transfers of financial assets and collateral, in addition to requiring additional disclosures. SFAS 140 is effective for reporting periods after March 31, 2001, with the exception of certain collateral and disclosure provisions, which are effective for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 at December 31, 2000. The adoption of SFAS 140 did not have a material impact on the financial position or results of operations of the Company.

     In 2000, the Company entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC") a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs amounting to a total of $
     5.8 million in 2001 and is included in other expense in the income statement. At June 30, 2001, a total of approximately $195 million of receivables were sold and the Company retained a subordinated interest of approximately $59 million, which was included in the receivables balance. The proceeds from the sale of accounts receivable, net for the six months ended June 30, 2001 was $44.7 million. The retained subordinated interest is discounted at a rate that approximates fair value given the short-term nature of the receivables balance.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

5. As a result of the recapitalization in November 2000, the acquisition of Simpson Industries in December 2000 and the creation of a new executive management team and Board of Directors, the Company developed and implemented in 2001 a new operating and internal reporting structure. During the second quarter of 2001, the Company acquired GMTI and realigned its operating and internal reporting structure. Accordingly, the segment information for the prior year and 2001 has been restated to conform to the current structure.

     The Company has defined a segment as a component, with business activity resulting in revenue and expense, which has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company operates in two operating groups - Metal Forming and Diversified Industrial Products.

     The Metal Forming Group consists of one operating segment which manufactures a broad range of engineered metal products used primarily in automotive applications that combines capabilities in engineering, design, machining and assembly. The Metal Forming Group's sales are primarily to light vehicle OEMs and component assemblers. The Metal Forming Group's products include cold, warm and hot forged products, powdered metal products, tubular fabricated products and light metal castings used in engines, transmissions and drivetrains.

     Our Diversified Industrial Products Group is comprised of three operating segments:

     TRANSPORTATION ACCESSORIES: Manufactures towing and related accessories. The towing and accessories products include trailer hitches, hitch mounted accessories, jacks, couplers and winches, roof racks and related electrical products.

     SPECIALTY FASTENERS: Manufactures standard and custom-designed ferrous, nonferrous and special alloy fasteners for the building construction, farm implement, medium-and heavy-duty truck, appliance, aerospace, electronics and other industries. Specialty fasteners are sold through our own sales personnel and independent sales representatives to both distributors and manufacturers in these industries.

     INDUSTRIAL PRODUCTS: Manufactures closures and dispensing products, gaskets, insulation products, compressed gas cylinders and precision cutting tools for a wide variety of customers in the chemical, refining, container, construction and other industries.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

Segment activity for the three and six months ended June 30, 2001 and 2000 are as follows:

                                   Three Months Ended      Six Months Ended
                                         June 30                June 30
                                   -------------------    -------------------
                                     2001       2000        2001       2000
                                   --------   --------    --------   --------
SALES
-----

Metal Forming Group                $377,730   $221,250    $734,900   $457,510
                                   --------   --------    --------   --------
Transportation Accessories           77,150     84,420     148,420    164,930
Industrial Products                  79,750     84,230     166,120    171,350
Specialty Fasteners                  38,150     52,410      79,470    107,920
                                   --------   --------    --------   --------
  Diversified Industrial Group      195,050    221,060     394,010    444,200
                                   --------   --------    --------   --------
        Total                      $572,780   $442,310  $1,128,910   $901,710
                                   ========   ========  ==========   ========

EBITDA
------

Metal Forming Group               $  65,560   $ 39,680    $114,840   $ 85,400
                                  ---------   --------    --------   --------
Transportation Accessories           14,380     17,230      26,700     33,530
Industrial Products                  14,840     17,620      32,780     37,910
Specialty Fasteners                   4,360      9,290       9,230     18,440
                                   --------   ---------   --------   --------
  Diversified Industrial Group       33,580     44,140      68,710     89,880
                                   --------   --------    --------   --------
        Total                      $ 99,140   $ 83,820    $183,550   $175,280
                                   ========   ========    ========   ========

OPERATING PROFIT
----------------

Total EBITDA for reportable
  segments                         $ 99,140   $ 83,820    $183,550   $175,280
Depreciation and amortization in
  operating profit                  (32,560)   (22,070)    (65,390)   (43,970)
Charge on disposition of business    (6,020)      ---       (6,020)      ---
Other adjustments                   (14,490)    (4,660)    (25,330)   (10,990)
                                   ---------  --------     -------    -------
        Total operating profit     $ 46,070   $ 57,090    $ 86,810   $120,320
                                   ========   ========    ========   ========

OTHER ADJUSTMENTS
-----------------

Other adjustments are general corporate costs and costs and expenses not allocated to segments for internal reporting purposes. In 2001, these include non-recurring costs associated with the integration of an acquisition and approximately $9.3 million of costs in respect of newly acquired Machining and Assembly operations which are not allocated to the specific segment for internal reporting purposes.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

6. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings (loss) per share:

                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                    -------------------   -------------------
                                      2001       2000       2001       2000
                                    --------   --------   --------   --------
Weighted average number of
  shares outstanding                  42,840     41,000     42,840    41,000
                                    ========   ========   ========  ========

Net income(loss)                    $   (600)  $ 26,180   $ (5,680) $ 52,000
Less:  Preferred stock dividends       1,170      ---        2,340      ---
                                    --------   --------   --------   --------

  Earnings (loss) used for basic
    earnings per share computation  $ (1,770)  $ 26,180   $ (8,020) $ 52,000
                                    ========   ========   ========  ========

Basic earnings (loss) per share     $   (.04)  $    .64   $   (.19) $   1.27
                                    ========   ========   ========  ========

Total shares used for basic earnings
  per share computation               42,840     41,000     42,840     41,000
Dilutive securities:
  Stock options                         ---         340       ---         360
  Convertible debentures                ---       9,840       ---       9,840
  Contingently issuable shares          ---       4,580       ---       4,550
                                    --------   --------   --------   --------
  Total shares used for diluted
    earnings per share computation    42,840     55,760     42,840     55,750
                                    ========   ========   ========   ========

Earnings (loss) used for basic
  earnings per share computation    $ (1,770)  $ 26,180   $ (8,020)  $ 52,000
Add back of debenture interest          ---       2,340       ---       4,680
                                    --------   --------   --------   --------
  Earnings (loss)used for diluted
    earnings per share computation  $ (1,770)  $ 28,520   $ (8,020)  $ 56,680
                                    =========  ========   =========  ========

Diluted earnings (loss) per share   $   (.04)  $    .51   $   (.19)  $   1.02
                                    ========   ========   ========   ========

         Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised into common stock.

         Contingently issuable shares, approximately 2.6 million restricted common stock, did not have a dilutive effect on earnings per share at June 30, 2001.

7. In December 2000, the Company acquired Simpson Industries, Inc. The acquisition was accounted for as a purchase with excess purchase price over the estimated fair value of net assets acquired of approximately $150 million amortized over 40 years. The purchase price allocations are preliminary, and as such are estimates. Such allocations could change upon the completion of asset valuations, which are on-going as of the date of this filing.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

     In June 2001 the Company acquired GMTI which has been accounted for in a manner similar to a pooling of interest since it was acquired from Heartland Industrial Partners, the Company's controlling shareholder and the controlling shareholder of GMTI.

     The following pro forma results of operations reflect these transactions as if they had occurred on January 1, 2000. The pro forma data does not purport to be indicative of the results that would actually have been reported if the transaction had occurred on such date (unaudited, in thousands).

                              Three Months Ended          Six Months Ended
                                 June 30, 2000              June 30, 2000
                              ------------------          ----------------
         Net sales                    $641,550                 $1,306,200
         Operating profit             $ 71,650                 $  149,480
         Net income                   $ 29,320                 $   58,160


8.   Inventories by component are as follows (in thousands):

                                                June 30,      December 31,
                                                  2001           2000
                                                --------       --------
          Finished goods                        $ 72,980       $ 90,790
          Work in process                         49,230         46,390
          Raw materials                           56,750         62,310
                                                --------       --------
                                                $178,960       $199,490
                                                ========       ========

9. Property and equipment, net reflects accumulated depreciation of $398 million and $367 million as at June 30, 2001 and December 31, 2000, respectively.

10. The Company's total comprehensive income for the period was as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                      ------------------    -------------------
                                       2001       2000        2001       2000
                                      -------    -------    --------   --------
        Net income(loss)              $  (600)   $26,180    $ (5,680)  $ 52,000
        Other comprehensive loss       (3,780)    (3,740)    (17,260)    (8,260)
                                      -------    -------    --------   --------

          Total comprehensive
            (loss) income              $(4,380)   $22,440    $(22,940)  $ 43,740
                                      =======    =======    ========   ========

     The majority of other comprehensive loss relates to foreign currency translation.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

11. In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provision of SFAS 141 and 142 and assessing the impact of adoption.

12. The Company announced the closure of its heat treating facility in the second quarter 2001 resulting in a pre-tax charge of approximately $6 million principally related to the impairment of long-lived assets and severance costs. Accrued costs for severance related to the recapitalization of the Company at January 1,2001 were approximately $13 million. Payments and adjustments to accrued estimates approximated $3 million and the ending accrual was approximately $10 million.

                              METALDYNE CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company has established Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") as an indicator of our operating performance and as a measure of our cash generating ability.

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

     On June 22, 2001 we completed the acquisition of Global Metal Technologies, Inc. ("GMTI"). GMTI is a fully integrated technology leader in aluminum die-casting with leading market positions in transmission, engine, chassis and steering components and is also the largest independent thin walled casting company in North America. The acquisition of GMTI has been accounted for in a manner similar to a pooling of interests since it was acquired from Heartland Industrial Partners, our controlling shareholder and the controlling shareholder of GMTI. The results of operations for 2001 include GMTI from January 4, 2001. Prior years have not been restated.

     The combination with Machining and Assembly and the anticipated acquisition of GMTI has resulted in a number of corporate initiatives aimed at integrating the combined entity around a new strategic direction. The activities include combining operating entities in both the Specialty Fastener and Transportation Accessories segments, closure of non-core operations and staffing reductions. Additionally, we have undertaken several projects aimed at integrating the three companies financial and information technology systems. These actions while expected to offer future benefits, resulted in one-time costs of approximately $8 million in the second quarter of 2001 including approximately $6 million related to a facility closure.

QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000

     Metaldyne sales for the second quarter of 2001 increased 29.6 percent to approximately $573 million as compared with approximately $442 million for the same period last year. This increase was due to our acquisition of Simpson Industries (referred to as "Machining and Assembly") in December 2000 and the aforementioned acquisition of GMTI. These two acquisitions accounted for $173 million of sales in the second quarter. The increase was partially offset by a sales decline of approximately $17 million related to our Metal Formed Products, which was principally the result of lower levels of domestic vehicle production and the mix of light truck versus passenger car production. In addition, the Transportation Accessories, Specialty Fastener and Industrial Products segments experienced a sales decline of approximately $26 million related to softness in their respective markets.

                              METALDYNE CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     Gross profit increased to approximately $119 million for the quarter ended June 30, 2001 as compared to $114 million for the quarter ended June 30, 2000. This increase was the result of the acquisition of Machining and Assembly and GMTI which contributed approximately $23 million of gross profit offset by an approximate decrease of $18 million related to Metal Forming, Transportation Accessories, Specialty Fasteners and Industrial Products segments. The gross profit margin decreased from 25.8% in the year ago quarter to 20.8% in the quarter ended June 30, 2001. This decrease was partially caused by the inclusion of GMTI and Machining and Assembly, which had lower margins as a percent of 2001 sales than the margins of Metaldyne in the year ago quarter. In addition, the decrease in sales volume in most of the Company's businesses resulted in a larger percentage impact on margins (gross margin, operating margin and EBITDA margin), as a result of fixed costs not decreasing proportionately with sales. This effect is referred to below as the contribution margin effect.

     EBITDA for our Metal Forming Group segment was approximately $66 million in second quarter 2001 as compared to approximately $40 million in 2000. The change is the result of an approximate $25 million increase in segment EBITDA from the Machining and Assembly and GMTI acquisitions.

     The Transportation Accessories segment experienced a 17 percent decline in EBITDA from the comparable quarter in 2000 as a result of an 8.6 percent decline in sales. The decrease in EBITDA approximated the contribution margin effect of the sales decline, as the Transportation Accessories segment has a higher contribution margin than the Metal Forming Group segment.

     EBITDA for the Specialty Fasteners segment was approximately $4 million in the second quarter 2001 as compared to approximately $9 million in 2000. This decrease is the result of the $14 million reduction in sales, and costs and expenses, of approximately $1 million, associated with corporate initiatives to streamline operations.

     EBITDA for the Industrial Products segment declined by 16 percent to approximately $15 million in the second quarter of 2001 as compared to approximately $18 million in second quarter 2000. This decrease in EBITDA is a result of the $4 million sales decline and a change in product mix as compared with the prior year.

     Selling, general and administrative costs as a percent of sales was 11.7 percent in the second quarter 2001 as compared with 12.9 percent in the same period last year. The decline in selling, general and administrative costs as a percent of sales was impacted by the acquisition of Machining and Assembly and GMTI which have lower selling, general and administrative costs as a percent of sales than the Company.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

     Metaldyne sales for the six months ended June 30, 2001 increased 25.2 percent to $1.13 billion as compared with $902 million in 2000. This increase was due to our acquisition of Machining and Assembly and GMTI which accounted for approximately $334 million of sales in the first six months of 2001. This increase was partially offset by a sales decline of $57 million related to our Metal Forming Group, which was principally the result of lower levels of domestic vehicle production and the mix of light-truck versus passenger car production. In addition, the Transportation Accessories, Specialty Fasteners and Industrial Products segments experienced a sales decline of approximately $50 million including approximately $7 million related to a plant closure in 2000 in the Specialty Fasteners segment.

                              METALDYNE CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     Gross profit decreased to $229 million for the six months ended June 30, 2001 as compared with $233 million for the comparable period in 2000. The acquisition of Machining and Assembly and GMTI contributed approximately $37 million which was offset by an approximate $15 million decline in gross profit related to Metal Forming. In addition, Transportation Accessories, Specialty Fasteners and Industrial Products had an approximate combined $24 million decline in gross profit related to softness in their respective markets. The gross profit margin decreased from 25.9% in the six months ended June 30, 2000 to 20.3% in the six months ended June 30, 2001. This decrease was partially caused by the inclusion of Machining and Assembly and GMTI, which have lower margins as a percent of 2001 sales than the margins of Metaldyne one year ago. In addition, the decrease in sales volume in most of the Company's businesses resulted in a larger percentage impact on margins.

     EBITDA for our Metal Forming Group segment was approximately $115 for the six months ended June 30, 2001 as compared to approximately $85 million in 2000. The change is comprised of an approximate $42 million increase in segment EBITDA from the Machining and Assembly and GMTI acquisitions and an approximate $12 million decline principally as a result of the $57 million decline in sales noted above. The EBITDA decline approximated the contribution margin effect of the sales decline.

     The Transportation Accessories segment experienced a 20 percent decline in EBITDA from the comparable six month period in 2000 as a result of the $17 million sales decline. The decrease in EBITDA approximated the contribution margin effect of the sales decline, as the Transportation Accessories segment has a higher contribution margin than the Metal Forming Group segment.

     EBITDA for the Specialty Fasteners segment was approximately $9 million for the six months ended June 30, 2001 compared to $18 million for the same six month period in 2000. This decrease is the result of the $28 million reduction in sales and approximates the contribution margin effect of the sales decline and costs and expenses associated with corporate initiatives to streamline operations.

     EBITDA for the Industrial Products segment declined by 14 percent to approximately $33 million for the six months ended June 30, 2001 compared with 2000. This decrease in EBITDA is a result of the sales decline in this segment and a change in product mix as compared to prior year.

     Selling, general and administrative costs as a percent of sales was 12.1% for the six months ended June 30, 2001 as compared with 12.6 percent for the six months ended June 30, 2000. The decline in selling, general and administrative costs as a percent of sales was impacted by the acquisition of Machining and Assembly and GMTI which have lower selling, general and administrative costs as a percent of sales than the Company.

     For the quarter and for the six months ended June 30, 2001 interest expense was $33 million and $72 million, respectively. Interest expense for the comparable quarter and six months in 2000 was approximately $22 million and $44 million, respectively. The increase in interest expense is the result of debt incurred to finance the recapitalization of the Company in November 2000 and the acquisition of Machining and Assembly and GMTI. The debt also carries increased interest rates under our credit facilities.

     Other expense for the quarter and six months ended June 30, 2001 was approximately $11 million and $18 million respectively as compared to other income of approximately $8 million and $9 million, respectively for the comparable period in 2000. The change was principally the result of expenses in connection with the receivables securitization and the elimination of equity income from affiliates due to the sale of all our equity affiliates, except one, in connection with the recapitalization and higher amortization of deferred financing expense.

                              METALDYNE CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     The provision for income taxes in the second quarter was $2.5 million as compared to $17.1 million for the quarter ended June 30, 2000. The provision for the six months ended June 30, 2001 is $3.0 million as compared to $33.9 million for the comparable period in 2000. The June 30, 2001 provision was computed under the discrete method of accounting due to the variance between the second quarter earnings and the projected earnings for the year. The tax provision in both periods reflects the impact of non-deductible goodwill from acquisitions, with the impact of this item more pronounced in the current year due to the lower level of pre-tax income. The expense is also impacted by foreign operations which contribute a higher proportion of pre-tax income in the current year than in 2000 which is taxed at higher rates than the U.S. Statutory rates.

LIQUIDITY AND FINANCIAL CONDITION

     Cash provided by operating activities for the first six months of 2001 was $117 million as compared with $152 million in 2000. Capital expenditures were $65 million for the first six months of 2001 as compared with $54 million in 2000.

     The reduction in net income for the six months ended June 30, 2001 was the principal reason for the reduction in net cash from earnings in 2001 compared to the prior year. Receivables increased more in 2001 than in the comparable period of 2000, principally as the result of the inclusion of Machining and Assembly and GMTI sales in the current quarter. This increase was partially offset by the sale of additional receivables pursuant to a receivables securitization program in 2001. Prepaid expenses and accrued liabilities were each impacted by the payment of approximately $14 million in 2001 relating to options cancelled as part of the recapitalization in which the required cash was escrowed and included in prepaid assets at December 31, 2000, and the corresponding liability included in accrued liabilities. Cash flow also benefited from the collection of approximately $15 million of tax refunds in the first six months of 2001 compared to approximately $10 million of tax refunds in the comparable period ended June 30, 2000. Capital expenditures increased $11 million compared to 2000, principally due to the inclusion of capital expenditures of the Machining and Assembly and GMTI operations. The Company achieved a net reduction in debt from March 31, 2001 of approximately $31 million net of $58 million in borrowings related to GMTI acquisition.

     As a result of the recapitalization and the Machining and Assembly and GMTI acquisitions, we are highly leveraged and we have significantly increased our interest expense relative to historical levels. We will need to dedicate significant portions of cash flow to debt service obligations. In addition, we expect that capital expenditure requirements in calendar year 2001 will be approximately $133 million. We may incur material amounts of additional debt and further burden cash flow in pursuit of acquisition strategies. Capital expenditures in calendar year 2000 were approximately $107 million. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies. We will also seek to extend the average maturities of debt through the issuance of long-term debt securities to the extent market conditions permit us to increase our financial flexibility and ability to pursue our business strategies.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

MARKET TRENDS

     Our sales for use in the OEM segments of the automotive industry accounted for approximately one-half of our annual 2000 net sales. The automotive industry is highly cyclical, is dependent on consumer spending, interest rates and consumer confidence and is subject to, among other things, general economic conditions and the impact of international trade. There are signs of increasing weakness in the economy generally. In addition, recently reported results from North American automotive manufacturers reflect weakness in demand for their products which may continue throughout 2001 and beyond. In addition, a portion of net sales are derived from sales of our products manufactured for SUV's and light trucks, which have recently reversed their positive sales trends of the past several years. There can be no assurance that sales of these vehicles will not continue to decline or that pricing pressure from customers or competitors will not have an impact on future performance.

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

                           PART II. OTHER INFORMATION
                              METALDYNE CORPORATION

Items 1, 2, 3 and 5 are not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders was held on May 2, 2001 at which the stockholders voted upon the election of thirteen nominees for Directors; approval of the Company's 2001 long term Equity Incentive Plan; approval of the Company's Executive Officers annual Value Creation Plan; and ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2001. The following is a tabulation of the votes.

          Election of Directors
          ---------------------
                                                    Against/
                                       For          Withheld    Non-Vote
            Gary M. Banks            22,385,640      17,505    18,935,079
            Marshall Cohen           22,385,640      17,505    18,935,079
            Lee M. Gardner           22,379,033      24,112    18,935,079
            Cynthia L. Hess          22,385,640      17,505    18,935,079
            Timothy D. Leuliette     22,385,640      17,505    18,935,079
            Perry J. Lewis           22,385,640      17,505    18,935,079
            J. Michael Losh          22,385,640      17,505    18,935,079
            Richard A. Manoogian     22,384,650      18,495    18,935,079
            David I. Margolis        22,385,640      17,505    18,935,079
            Thomas T. Stallkamp      22,385,640      17,505    18,935,079
            David A. Stockman        22,385,640      17,505    18,935,079
            Daniel P. Tredwell       22,385,640      17,505    18,935,079
            Samuel Valenti III       22,384,650      18,495    18,935,079


          Approval of the Company's 2001 Long Term Equity Incentive Plan
          --------------------------------------------------------------

                  For         Against      Abstentions        Non-Votes

              22,392,031        3,391         7,183           18,935,079


          Approval of the Company's Executive Officers annual Value Creation
          -------------------------------------------------------------------
          Plan
          ----

                  For         Against      Abstentions        Non-Votes

              22,359,433       36,061         7,651           18,935,079


          Approval of the appointment of PricewaterhouseCoopers LLP as
          ------------------------------------------------------------
          independent auditors of the Company for 2001
          --------------------------------------------

                  For         Against      Abstentions        Non-Votes

              22,378,255       19,373         5,517           18,935,079

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS:

          Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          Exhibit 99.1 Incremental Term Loan Activation's Notice dated December 15, 2000

          Exhibit 99.2 Incremental Term Loan Activation's Notice dated June 21, 2001

          (B) REPORTS ON FORM 8-K:

              None.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           METALDYNE CORPORATION
                                           ---------------------
                                             (REGISTRANT)

DATE:      AUGUST 14, 2001             BY:   /S/ WILLIAM M. LOWE, JR.
      ----------------------------          --------------------------
                                            William M. Lowe, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            Chief Accounting Officer and
                                            Authorized Signatory

                              METALDYNE CORPORATION

                                  EXHIBIT INDEX

EXHIBIT
-------

Exhibit 12        Computation of Ratio of Earnings to Combined Fixed Charges and
                     Preferred Stock Dividends


Exhibit 99.1      Incremental Term Loan Activation's Notice dated
                     December 15, 2000

Exhibit 99.2      Incremental Term Loan Activation's Notice dated June 21, 2001

                                                                      EXHIBIT 12

                              METALDYNE CORPORATION
         COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
                            PREFERRED STOCK DIVIDENDS
                             (DOLLARS IN THOUSANDS)

                                6 MONTHS
                                  ENDED            FOR THE YEARS ENDED DECEMBER 31
                                JUNE 30,  ------------------------------------------------
                                  2001      2000      1999      1998      1997      1996
                                --------  --------  --------  --------  --------  --------
EARNINGS (LOSS) BEFORE INCOME
  TAXES AND FIXED CHARGES:

  Income (loss) from continuing
    operations before income
    taxes and cumulative
    effect of accounting
    change, net................ $ (2,730) $ 92,720  $139,470  $144,520  $190,290  $ 77,220

  Deduct equity in
    undistributed earnings
    of less-than-fifty
    percent owned companies....    1,020    (9,180)   (9,800)   (8,530)  (46,030)  (31,650)
  Add interest on
    indebtedness, net..........   71,920    91,730    83,470    83,620    36,650    30,350
  Add amortization of debt
    expense....................    3,600     5,030     2,740     3,250       900     1,490
  Estimated interest factor
    for rentals................    3,510     3,480     3,710     3,620     2,100     6,350
                                --------  --------   -------  --------  --------  --------
  Earnings before income
    taxes and fixed charges.... $ 77,320  $183,780  $219,590  $226,480  $183,910  $ 83,760
                                ========  ========  ========  ========  ========  ========

FIXED CHARGES:
  Interest on indebtedness,
    net........................ $ 71,850  $ 91,990  $ 83,760  $ 84,080  $ 36,770  $ 30,590
  Amortization of debt
    expense....................    3,600     5,030     2,740     3,250       900     1,490
  Estimated interest factor
    for rentals................    3,510     3,480     3,710     3,620     2,100     6,350
                                --------  --------  --------  --------  --------  --------
      Total fixed charges......   78,960   100,500    90,210    90,950    39,770    38,430
                                --------  --------  --------  --------  --------  --------
  Preferred stock dividend
    requirement (a)............    3,900       650     ---       ---      10,300    21,570
                                --------  --------  --------  --------  --------  --------
  Combined fixed charges and
    preferred stock dividends.. $ 82,860  $101,150  $ 90,210  $ 90,950  $ 50,070  $ 60,000
                                ========  ========  ========  ========  ========  ========

RATIO OF EARNINGS TO
  FIXED CHARGES................   ---(b)    1.8       2.4       2.5        4.6       2.2
                                  ===       ===       ===       ===        ===       ===
RATIO OF EARNINGS TO COMBINED
  FIXED CHARGES AND PREFERRED
  STOCK DIVIDENDS..............   ---(c)    1.8       2.4       2.5        3.7       1.4
                                  ===       ===       ===       ===        ===       ===


(a) Represents amount of income before provision for income taxes required to meet the preferred stock dividend requirements of the Company and its 50% owned companies.

(b) First half 2001 results of operations are inadequate to cover fixed charges by $1,640.

(c) First half 2001 results of operations are inadequate to cover combined fixed charges and preferred stock dividends by $5,540.