Form 10-Q
period 2001-09-30
METALDYNE CORP
filed 2001-11-14
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
COMMISSION FILE NUMBER 1-12068


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

                               YES  X      NO
                                   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                   SHARES OUTSTANDING AT
               CLASS                                  OCTOBER 31, 2001
               -----                                  ----------------
COMMON STOCK, PAR VALUE $1 PER SHARE                     45,498,410

                              METALDYNE CORPORATION

                                      INDEX


                                                                        PAGE NO.


Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet -
              September 30, 2001 and December 31, 2000                      1

           Consolidated Condensed Statements of Operations
              for the Three and Nine Months Ended
              September 30, 2001 and 2000                                   2

           Consolidated Condensed Statement of
              Cash Flows for the Nine Months
              Ended September 30, 2001 and 2000                             3

           Notes to Consolidated Condensed Financial
              Statements                                                 4-10

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                11-16

  Item 3.  Quantitative and Qualitative Disclosure about
              Market Risk                                                  17

Part II. Other Information and Signature                                17-18

                          PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

                              METALDYNE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                              SEPTEMBER 30,    DECEMBER 31,
    ASSETS                                        2001            2000
                                              ------------     ----------
Current assets:
    Cash and cash investments                 $   21,140       $   26,320
    Receivables                                  153,070          121,160
    Inventories                                  174,630          199,490
    Deferred and refundable income taxes          24,060           38,010
    Prepaid expenses and other assets             44,320           48,540
                                              ----------       ----------
          Total current assets                   417,220          433,520

Equity and other investments in affiliates        26,050           27,760
Property and equipment, net                      894,550          901,300
Excess of cost over net assets of acquired
  companies                                      998,520          906,990
Notes receivable and other assets                 91,970           93,920
                                              -----------      ----------
          Total assets                        $2,428,310       $2,363,490
                                              ==========       ==========

    LIABILITIES
Current liabilities:
    Accounts payable                          $  182,400       $  155,020
    Accrued liabilities                          121,920          146,640
    Current maturities, long-term debt            44,240           46,350
                                              ----------       ----------
          Total current liabilities              348,560          348,010

Subordinated debentures                          305,000          305,000
Other long-term debt                           1,185,140        1,180,940
Deferred income taxes                            126,620          124,680
Other long-term liabilities                       97,940          108,920
                                              ----------       ----------
          Total liabilities                    2,063,260        2,067,550
                                              ----------       ----------

Redeemable stock, 545,154 shares
  Outstanding                                     53,380           33,370
Redeemable restricted common
  stock                                           45,370           43,420
Less:  Restricted unamortized stock awards       (24,370)         (33,820)
                                              ----------       ----------
          Total redeemable stock                  74,380           42,970
                                              ----------       ----------

    SHAREHOLDERS' EQUITY
Preferred stock (non-redeemable), $1 par:
  Authorized:  25 million;
  Outstanding:  None                                  --               --
Common stock, $1 par:
  Authorized:  250 million;
  Outstanding:  42.8 million and 38.7 million     42,840           38,670
Paid-in capital                                   61,510               --
Retained earnings                                239,360          254,690
Accumulated other comprehensive loss             (53,040)         (40,390)
                                              ----------       ----------
          Total shareholders' equity             290,670          252,970
                                              ----------       ----------
          Total liabilities, redeemable
            stock and shareholders' equity    $2,428,310       $2,363,490
                                              ==========       ==========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                              METALDYNE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
                                         ---------------------     ------------------------
                                            2001        2000          2001         2000
                                         ---------   ---------     ---------    ----------

Net sales                                $ 514,290   $ 393,770     $1,643,200   $1,295,480
Cost of sales                             (411,670)   (298,360)    (1,311,290)    (966,590)
                                         ---------   ---------     ----------   ----------

     Gross profit                          102,620      95,410        331,910      328,890

Selling, general and
  administrative expenses                  (74,130)    (49,970)      (210,590)    (163,130)
Gain (loss) on disposition of
   businesses                                   --       2,800        ( 6,020)       2,800
                                         ---------   ---------     ----------   ----------

     Operating profit                       28,490      48,240        115,300      168,560
                                         ---------   ---------     ----------   ----------

Other income (expense), net:
   Interest expense                        (28,220)    (20,720)       (99,880)     (64,500)
   Equity income(loss)
     from affiliates, net                     (690)       (520)        (1,710)       9,170
   Other, net                               (4,780)      2,420        (21,640)       2,120
                                         ---------   ---------     ----------   ----------
                                           (33,690)    (18,820)      (123,230)     (53,210)
                                         ---------   ---------     ----------   ----------

Income(loss) before income taxes            (5,200)     29,420         (7,930)     115,350
Income taxes                                   310      11,560          3,260       45,490
                                         ---------   ---------     ----------   ----------

Net income(loss)                            (5,510)     17,860        (11,190)      69,860
Preferred stock dividend requirements        1,800          --          4,140           --
                                        ----------    --------     ----------   ----------
Earnings (loss) attributable to
  common stock                           $  (7,310)  $  17,860     $  (15,330)  $   69,860
                                         =========   =========     ==========   ==========

Basic earnings (loss) per share              $(.17)      $ .44          $(.36)       $1.71
                                             =====       =====          =====        =====
Diluted earnings (loss) per share            $(.17)      $ .37          $(.36)       $1.39
                                             =====       =====          =====        =====

Cash dividends declared per share             $ --       $ .08          $  --        $ .24
                                             =====       =====          =====        =====

Cash dividends paid per share                 $ --       $ .08          $  --       $ .24
                                             =====       =====          =====        =====


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                              METALDYNE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                ---------------------------
                                                                    2001            2000
                                                                -----------     -----------
CASH FROM (USED FOR):
    OPERATIONS:
        Net cash from earnings                                  $  101,850      $ 147,150
        Decrease in inventories                                     31,320          9,570
        (Increase) in receivables                                  (25,600)       (23,670)
        Proceeds from accounts receivable sale, net                 27,610         48,260
        Increase (decrease) in accounts payable
           and accrued liabilities                                 (53,600)        22,740
        Decrease in prepaid expenses and
           other current assets                                     38,080         20,460
        Other, net                                                     800         (6,760)
                                                                ----------      ---------
           Net cash from operating activities                      120,460        217,750
                                                                ----------      ---------

    FINANCING:
        Payment of debt                                            (36,710)      (154,450)
        Increase in debt                                            38,800         31,620
        Payment of dividends                                        (2,770)       (10,700)
        Proceeds from interest rate swap settlement                     --         15,820
        Other, net                                                     460         (5,100)
                                                                ----------      ---------
           Net cash (used for) financing
              activities                                              (220)      (122,810)
                                                                ----------      ---------

    INVESTMENTS:
        Proceeds from sale and sale/leaseback
           of fixed assets                                          42,110             --
        Capital expenditures                                       (82,330)       (78,790)
        Cash received from sale of businesses, net                      --          3,200
        Acquisition of businesses, net of
          cash acquired                                            (83,320)       (21,090)
        Other, net                                                  (1,880)        11,350
                                                                ----------      ---------
           Net cash (used for) investing
              activities                                          (125,420)       (85,330)
                                                                ----------      ---------

CASH AND CASH INVESTMENTS:
   Increase (decrease) for the nine months                          (5,180)         9,610
    At January 1                                                    26,320          4,490
                                                                ----------      ---------
    At September 30                                             $   21,140      $  14,100
                                                                ==========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

    Net cash paid during the period for:

         Interest                                               $  95,170       $  57,170
                                                                =========       =========

         Income taxes                                           $  (9,500)      $    (900)
                                                                =========      ==========


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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as at September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Certain amounts for the period ended September 30, 2000 have been reclassified to conform to the presentation adopted in 2001. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results for the full year.

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

     During the first quarter of 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to its term loan borrowings under its Credit Facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and an interest rate cap and floor of 7% and approximately 4.5%,respectively, and four interest rate caps at 7% with a total notional amount of $376 million. The agreements have been designated as cash flow hedging instruments and the effect of marking these contracts to fair value has been recorded in other comprehensive income as presented in Note 10. It is the policy of the Company not to enter into derivative instruments for speculative purposes.

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

     In 2000, the Company entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC") a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs which amounted to a total of $8.1 million in 2001 and is included in other expense in the income statement. At September 30, 2001, a total of approximately $178 million of receivables were sold and the Company retained a subordinated interest of approximately $76 million, which was included in the receivables balance in the consolidated balance sheet. The proceeds from the sale of accounts receivable, net for the nine months ended September 30, 2001 was $27.6 million. The retained subordinated interest is discounted at a rate that approximates fair value given the short-term nature of the receivables balance.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

5. As a result of the recapitalization in November 2000, the acquisition of Simpson Industries in December 2000 and the creation of a new executive management team and Board of Directors, the Company developed and implemented in 2001 a new operating and internal reporting structure. During the second quarter of 2001, the Company acquired GMTI and further realigned its operating and internal reporting structure. Accordingly, the segment information for the prior year and 2001 has been restated to conform to the current structure.

     The Company has defined a segment as a component, with business activity resulting in revenue and expense, which has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company operates in two operating groups - Metal Forming and Diversified Industrial Products.

     The Metal Forming Group consists of one operating segment which manufactures a broad range of engineered metal products used primarily in automotive applications and which combines capabilities in engineering, design, machining and assembly. The Metal Forming Group's sales are primarily to light vehicle OEMs and component assemblers. The Metal Forming Group's products include cold, warm and hot forged products, powdered metal products, tubular fabricated products and light metal castings used in engines, transmissions and drivetrains.

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

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


Segment activity for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                        Three Months Ended            Nine Months Ended
                                           September 30                 September 30
                                      ---------------------       ------------------------
                                        2001         2000            2001          2000
                                      --------     --------       ----------    ----------
SALES
Metal Forming Group                   $337,210     $202,100       $1,072,110      $659,610
                                      --------     --------       ----------    ----------
Transportation Accessories              63,590       65,630          212,010       230,560
Industrial Products                     78,480       79,520          244,600       250,870
Specialty Fasteners                     35,010       46,520          114,480       154,440
                                      --------     --------       ----------    ----------
  Diversified Industrial Group         177,080      191,670          571,090       635,870
                                      --------     --------       ----------    ----------
        Total                         $514,290     $393,770       $1,643,200    $1,295,480
                                      ========     ========       ==========    ==========
EBITDA
Metal Forming Group                   $ 50,130      $38,250       $  164,970    $  123,650
                                      --------     --------       ----------    ----------
Transportation Accessories               7,610        9,110           34,310        42,640
Industrial Products                     12,590       18,150           45,370        56,070
Specialty Fasteners                      6,690        8,410           15,920        26,840
                                      --------     --------       ----------    ----------
  Diversified Industrial Group          26,890       35,670           95,600       125,550
                                      --------     --------       ----------    ----------
        Total                         $ 77,020     $ 73,920       $  260,570    $  249,200
                                      ========     ========       ==========    ==========

OPERATING PROFIT
Total EBITDA for reportable
  segments                            $ 77,020     $ 73,920       $  260,570    $  249,200
Depreciation and amortization in
  operating profit                     (32,060)     (20,450)         (97,450)      (64,180)
Gain (charge) on disposition of
  businesses                                          2,800           (6,020)        2,800
Other adjustments                      (16,470)      (8,030)         (41,800)      (19,260)
                                      --------     --------       ----------    ----------
        Total operating profit        $ 28,490     $ 48,240         $115,300    $  168,560
                                      ========     ========       ==========    ==========


OTHER ADJUSTMENTS

Other adjustments are general corporate costs and costs and expenses not allocated to segments for internal reporting purposes. In 2001, these include one-time costs associated with the integration of an acquisition, severance of $3 million and approximately $15.3 million of costs in respect of newly acquired Simpson Industries operations which are not allocated to the specific segment for internal reporting purposes.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

6. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings (loss) per share:

                                     Three Months Ended       Nine Months Ended
                                        September 30             September 30
                                    -------------------     -------------------
                                      2001       2000         2001        2000
                                    --------   --------     --------    -------

Weighted average number of
  shares outstanding                  42,840     40,930       42,840     40,970
                                    ========   ========     ========    =======

Net income(loss)                    $ (5,510)  $ 17,860     $(11,190)   $69,860
Less:  Preferred stock requirements    1,800      ---          4,140        --
                                    --------   --------     --------    ------

  Earnings (loss) used for basic
    earnings per share computation  $ (7,310)  $ 17,860     $(15,330)   $69,860
                                    ========   ========     ========    =======

Basic earnings (loss) per share     $   (.17)  $    .44     $   (.36)   $  1.71
                                    ========   ========     =========   =======

Total shares used for basic earnings
  per share computation               42,840     40,930       42,840     40,970
Dilutive securities:
  Stock options                         ---         400           --        370
  Convertible debentures                ---       9,840           --      9,840
  Contingently issuable shares          ---       4,030           --      4,100
                                    --------   --------     --------    -------
  Total shares used for diluted
    earnings per share computation    42,840     55,200       42,840     55,280
                                    ========   ========     ========    =======

Earnings (loss) used for basic
  earnings per share computation    $(7,310)   $ 17,860     $(15,330)   $69,860
Add back of debenture interest          ---       2,340           --      7,020
                                    --------   --------     --------    -------
  Earnings (loss)used for diluted
    earnings per share computation  $(7,310)   $ 20,200     $(15,330)   $76,880
                                    =======    ========     ========    =======

Diluted earnings (loss) per share   $  (.17)   $    .37     $   (.36)   $  1.39
                                    =======    ========     ========    =======

     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised into common stock.

     Contingently issuable shares, approximately 2.6 million restricted common shares, did not have a dilutive effect on earnings per share for the period ended September 30, 2001.


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

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


     As described in Note 2, the Company acquired GMTI which has been accounted for in a manner similar to a pooling of interest since it was acquired from Heartland Industrial Partners, the Company's controlling shareholder and the controlling shareholder of GMTI.

     The following pro forma results of operations reflect these transactions as if they had occurred on January 1, 2000. The pro forma data does not purport to be indicative of the results that would actually have been reported if the transactions had occurred on such date (unaudited, in thousands).

                                 Three Months Ended          Nine Months Ended
                                 September 30, 2000          September 30, 2000
                                 ------------------        --------------------

         Net sales                    $565,810                 $1,872,010
         Operating profit             $ 53,830                 $  203,310
         Net income                   $ 14,250                 $   72,410


8.   Inventories by component are as follows (in thousands):

                                              September 30,   December 31,
                                                  2001           2000
                                                --------       --------

          Finished goods                        $ 77,400       $ 90,790
          Work in process                         44,370         46,390
          Raw materials                           52,860         62,310
                                                --------       --------
                                                $174,630       $199,490
                                                ========       ========

9. Property and equipment, net reflects accumulated depreciation of $417 million and $367 million as at September 30, 2001 and December 31, 2000, respectively.

10. The Company's total comprehensive income for the period was as follows (in thousands):

                                          Three Months Ended      Nine Months Ended
                                             September 30           September 30
                                          ------------------    --------------------
                                            2001       2000       2001         2000
                                          --------   -------    --------     -------
         Net income(loss)                 $(5,510)   $17,860    $(11,190)    $69,860
         Foreign currency translation
           gain (loss)                     10,320     (9,580)     (5,940)    (17,840)
         Interest rate agreements          (5,710)        --      (6,710)         --
                                          -------    -------    --------     -------

           Total comprehensive gain
              (loss)                      $  (900)   $ 8,280    $(23,840)   $ 52,020
                                          =======    =======    ========    ========

     The majority of other comprehensive gain (loss) relates to foreign currency translation and interest rate arrangements.

                              METALDYNE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)


11. In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. The Company has recognized goodwill amortization expense of approximately $21 million for the nine months ended September 30, 2001. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.


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

13. In June and August, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") which are effective January 1, 2003 and January 1, 2002, respectively for the Company. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognize as a liability when incurred and the amount of the liability be initially measured at fair value. Under SFAS 144, a single accounting method was established for long-lived assets to be disposed of. SFAS 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between carrying amount and fair value. The Company is currently reviewing the provisions of SFAS 143 and 144 and assessing the impact of adoption.

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

         The combination with Simpson Industries and the acquisition of GMTI has resulted in a number of corporate initiatives aimed at integrating the combined entity around a new strategic direction. The activities include combining operating entities in both the Specialty Fastener and Transportation Accessories segments, closure of non-core operations and staffing reductions. Additionally, we have undertaken several projects aimed at integrating the three companies financial and information technology systems. These actions while expected to offer future benefits, resulted in one-time costs of approximately $9 million in the third quarter of 2001 and $17 million for the nine months ended September 30, 2001 including approximately $6 million in the second quarter related to a facility closure.


QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2000

         Metaldyne sales for the third quarter of 2001 increased 31% to approximately $514 million as compared with approximately $394 million for the same period last year. This increase was due to our acquisition of Simpson Industries in December 2000 and the aforementioned acquisition of GMTI. These two acquisitions accounted for $150 million of sales in the third quarter. The increase was partially offset by a sales decline of approximately $15 million related to our other Metal Formed Products, which was principally the result of lower levels of domestic vehicle production and the mix of light truck versus passenger car production. In addition, the Transportation Accessories, Specialty Fastener and Industrial Products segments experienced a sales decline of approximately $14 million related to softness in their respective markets.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         Gross profit increased to approximately $103 million for the quarter ended September 30, 2001 as compared to $95 million for the quarter ended September 30, 2000. This increase was the result of the acquisition of Simpson Industries and GMTI which contributed approximately $23 million of gross profit offset by an approximate decrease of $15 million related to other Metal Forming, Transportation Accessories, Specialty Fasteners and Industrial Products segments. The gross profit margin decreased from 24.2% in the year ago quarter to 20% in the quarter ended September 30, 2001. This decrease was partially caused by the inclusion of GMTI and Simpson Industries, which had lower margins as a percent of 2001 sales than the margins of Metaldyne in the year ago quarter. In addition, the decrease in sales volume in most of the Company's businesses resulted in a larger percentage impact on margins (gross margin, operating margin and EBITDA margin), as a result of fixed costs not decreasing proportionately with sales. This effect is referred to below as the contribution margin effect.

         EBITDA for our Metal Forming Group segment was approximately $50 million in third quarter 2001 as compared to approximately $38 million in 2000. The change is principally the result of an approximate $17 million increase in segment EBITDA from the Simpson Industries and GMTI acquisitions and a $5 million decline in Metal Forming as a result of lower sales volume.

         EBITDA for the Transportation Accessories segment was approximately $7.7 million in third quarter 2001 as compared to approximately $9.1 million in 2000. The decrease in EBITDA is principally the result of approximately $1.8 million of severance and relocation costs related to the combining of operating locations in the Transportation segment.

         EBITDA for the Specialty Fasteners segment was approximately $6.7 million in the third quarter 2001 as compared to approximately $8.4 million in 2000. This decrease is principally the result of a 25% sales decline and approximately $.9 million of costs and expenses related to corporate initiatives to streamline operations.

         EBITDA for the Industrial Products segment declined to approximately $13 million in the third quarter of 2001 as compared to approximately $18 million in third quarter 2000. This decrease in EBITDA is a result of a change in product mix as compared with the prior year and approximately $1.7 million of severance costs related to streamlining operations.

         Selling, general and administrative costs as a percent of sales was 14.4% in the third quarter 2001 as compared with 12.7% in the same period last year. Selling, general and administrative expenses were approximately $74 million as compared to $50 million in the comparable 2000 period. The increase reflects the impact of the Simpson Industries and GMTI acquisitions. Selling, general and administrative expenses were negatively impacted in the quarter by severance costs and increased spending relative to new business programs.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         Metaldyne sales for the nine months ended September 30, 2001 increased 27% to $1.6 billion as compared with $1.3 billion in 2000. This increase was due to our acquisition of Simpson Industries and GMTI which accounted for approximately $484 million of sales in the first nine months of 2001. This increase was partially offset by a sales decline of $72 million related to our Metal Forming Group, which was principally the result of lower levels of domestic vehicle production and the mix of light-truck versus passenger car production. In addition, the Transportation Accessories, Specialty Fasteners and Industrial Products segments experienced a sales decline of approximately $65 million including approximately $7 million related to a plant closure in 2000 in the Specialty Fasteners segment.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         Gross profit increased to $332 million for the nine months ended September 30, 2001 as compared with $329 million for the comparable period in 2000. The acquisition of Simpson Industries and GMTI contributed approximately $61 million. This increase was largely offset by a decline in gross profit related to other Metal Forming, Transportation Accessories, Specialty Fasteners and Industrial Products related to softness in their respective markets. The gross profit margin decreased from 25.4% in the nine months ended September 30, 2000 to 20.2% in the nine months ended September 30, 2001. This decrease was partially caused by the inclusion of Simpson Industries and GMTI, which have lower margins as a percent of 2001 sales than the margins of Metaldyne one year ago. In addition, the decrease in sales volume in most of the Company's businesses resulted in a larger percentage impact on margins.

         EBITDA for our Metal Forming Group segment was approximately $165 million for the nine months ended September 30, 2001 as compared to approximately $124 million in 2000. The change is comprised of an approximate $59 million increase in segment EBITDA from the Simpson Industries and GMTI acquisitions and an approximate $18 million decline principally as a result of the $72 million decline in sales noted above. The EBITDA decline approximated the contribution margin effect of the sales decline.

         EBITDA for the Transportation Accessories segment was approximately $34 million in the nine month period for 2001 as compared to approximately $42.6 million in 2000. The decrease is the result of a $19 million sales decline. The decrease in EBITDA approximated the contribution margin effect of the sales decline, as the Transportation Accessories segment has a higher contribution margin than the Metal Forming Group segment.

         EBITDA for the Specialty Fasteners segment was approximately $16 million for the nine months ended September 30, 2001 compared to $27 million for the same nine-month period in 2000. This decrease is the result of the $40 million reduction in sales and approximates the contribution margin effect of the sales decline and costs and expenses of approximately $2 million associated with corporate initiatives to streamline operations.

         EBITDA for the Industrial Products segment declined by 19% to approximately $45 million for the nine months ended September 30, 2001 compared with 2000. This decrease in EBITDA is a result of the sales decline of 2% in this segment and a change in product mix as compared to the prior year.

         Selling, general and administrative costs as a percent of sales were 12.8% for the nine months ended September 30, 2001 as compared with 12.6% for the nine months ended September 30, 2000. Selling, general and administrative expenses were approximately $211 million for the nine month period ended September 30, 2001 as compared to approximately $163 million in 2000. The increase is principally the result of the Simpson Industries and GMTI acquisitions. Selling, general and administrative expenses were negatively impacted for the nine months ended September 30, 2001 by severance costs and increased spending relative to new business programs.

         For the quarter and for the nine months ended September 30, 2001, interest expense was $28 million and $100 million, respectively. Interest expense for the comparable quarter and nine months in 2000 was approximately $21 million and $65 million, respectively. The increase in interest expense is the result of debt incurred to finance the recapitalization of the Company in November 2000 and the acquisition of Simpson Industries and GMTI.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         Other expense for the quarter and nine months ended September 30, 2001 was approximately $5 million and $23 million, respectively, as compared to other income of approximately $2 million and $11 million, respectively, for the comparable period in 2000. The change was principally the result of expenses in connection with the receivables securitization and the elimination of equity income from affiliates due to the sale of all our equity affiliates, except one, in connection with the recapitalization and higher amortization of deferred financing expense.

         The provision for income taxes in the third quarter was $.3 million as compared to $11.6 million for the quarter ended September 30, 2000. The provision for the nine months ended September 30, 2001 is $3.3 million as compared to $45.5 million for the comparable period in 2000. The September 30, 2001 provision was computed under the discrete method of accounting due to the variance between the third quarter earnings and the projected earnings for the year. The tax provision in both periods reflects the impact of non-deductible goodwill from acquisitions, with the impact of this item more pronounced in the current year due to the lower level of pre-tax income. The expense is also impacted by foreign operations which contribute a higher proportion of pre-tax income in the current year than in 2000 which is taxed at higher rates than the U.S. Statutory rates.


LIQUIDITY AND FINANCIAL CONDITION

         Cash provided by operating activities for the first nine months of 2001 was $120 million as compared with $218 million in 2000. Capital expenditures were $82 million for the first nine months of 2001 as compared with $79 million in 2000.

         The reduction in net income for the nine months ended September 30, 2001 was the principal reason for the reduction in net cash from earnings in 2001 compared to the prior year. Receivables increased more in 2001 than in the comparable period of 2000, principally as the result of the inclusion of Simpson Industries and GMTI sales in the current quarter. This increase was partially offset by the sale of additional receivables pursuant to a receivables securitization in 2001. Inventories decreased from the comparable period in 2000 as a result of the Company's continued emphasis on inventory management and the utilization of Just-In-Time and other inventory management techniques. Prepaid expenses and accrued liabilities were each impacted by the payment of approximately $14 million in 2001 relating to options cancelled as part of the recapitalization in which the required cash was escrowed and included in prepaid assets at December 31, 2000, and the corresponding liability included in accrued liabilities. Cash flow also benefited from the collection of approximately $15 million of tax refunds in the first nine months of 2001 compared to approximately $10 million of tax refunds in the comparable period ended September 30, 2000. Capital expenditures increased slightly by approximately $3 million compared to 2000, principally due to the inclusion of capital expenditures of the Simpson Industries and GMTI operations offset by a reduction in capital expenditures as a result of general economic conditions. The Company achieved a net reduction in debt from March 31, 2001 of approximately $22 million net of $58 million in borrowings related to GMTI acquisition.

                              METALDYNE CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

          As a result of the recapitalization and the Simpson Industries and GMTI acquisitions, we are highly leveraged and we have significantly increased our interest expense relative to historical levels. We will need to dedicate significant portions of cash flow to debt service obligations. As a result of economic conditions the Company's capital expenditures will approximate $110 million for 2001. This decline from earlier projections is the result of customers, principally automotive original equipment manufacturers, delaying product launches until 2002. We may incur material amounts of additional debt and further burden cash flow in pursuit of acquisition strategies. Capital expenditures in calendar year 2000 were approximately $107 million. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies. We will also seek to extend the average maturities of debt through the issuance of long-term debt securities to the extent market conditions permit us to increase our financial flexibility and ability to pursue our business strategies.


MARKET TRENDS

         Our sales for use in the OEM segments of the automotive industry accounted for approximately one-half of our annual 2000 net sales. The automotive industry is highly cyclical, is dependent on consumer spending, interest rates and consumer confidence and is subject to, among other things, general economic conditions and the impact of international trade. There are signs of increasing weakness in the economy generally. In addition, recently reported results from North American automotive manufacturers reflect the impact of incentive programs which are not expected to continue. The elimination of these programs could result in lower demand in the fourth quarter and 2002. In addition, a portion of net sales are derived from sales of our products manufactured for SUV's and light trucks, which have recently reversed their positive sales trends of the past several years. There can be no assurance that sales of these vehicles will not continue to decline or that pricing pressure from customers or competitors will not have an impact on future performance.


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

                              METALDYNE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONCLUDED)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET ABOUT RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See footnote 3 for a discussion of interest rate risk and the objectives and strategies used to manage these risks.


                           PART II. OTHER INFORMATION
                              METALDYNE CORPORATION

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




                                              METALDYNE CORPORATION
                                              ----------------------------------
                                              (REGISTRANT)



DATE:                                     BY: /s/WILLIAM M. LOWE, JR.
     ----------------------------             ----------------------------------
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