Form 10-K405
period 2001-12-31
METALDYNE CORP
filed 2002-04-01
CIK 745448

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 1-12068

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

TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE
                                                            ON WHICH REGISTERED

Common Stock, $1.00 par Value                                      None

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

         Number of shares outstanding of the Registrant's Common Stock at March 15, 2002: 44,643,637 shares of Common Stock, par value $1.00 per share.

         Portions of the Registrant's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

     PART I
1.   Business ............................................................... 3
2.   Properties ............................................................. 10
3.   Legal Proceedings ...................................................... 11
4.   Submission of Matters to a Vote of Security Holders  ................... 12
4A.  Supplementary Item. Executive Officers of Registrant ................... 12

     PART II
5.   Market for Registrant's Common Equity and Related
     Stockholder Matters  ................................................... 13
6.   Selected Financial Data  ............................................... 14
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................. 15
7A.  Quantitative and Qualitative Disclosures about Market Risk  ............ 26
8.   Financial Statements and Supplementary Data ............................ 27
9.   Changes in and Disagreements with Accountants and Financial
     Disclosure ............................................................. 57

     PART III
10.  Directors and Executive Officers of the Registrant ..................... 57
11.  Executive Compensation  ................................................ 57
12.  Security Ownership of Certain Beneficial Owners and Management ......... 57
13.  Certain Relationships and Related Transactions  ........................ 57

     PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....... 58
     Signatures ............................................................. 60

     FINANCIAL STATEMENT SCHEDULES
     Metaldyne Corporation Financial Statement Schedules .................... 62

                                     PART I

ITEM 1.  BUSINESS.

         We ("Metaldyne or the Company") are a leading global manufacturer of highly engineered products for the transportation, industrial and consumer markets. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products. We serve over 150 automotive and industrial customers, and our top ten customers represent approximately 45% of total 2001 sales.

         We operate through two business groups: Automotive Group, which manufactures, designs, engineers and assembles metal-formed and precision-engineered products used in the transmissions, engines and chassis of vehicles, and TriMas Group, which manufactures a broad range of industrial and consumer products. In 2001, the Company changed the name of its Automotive Group from Metal Forming Group. The TriMas Group's name was changed from Diversified Industrial Group.

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

OUR BUSINESS GROUPS

         We operate through two business groups - Automotive and TriMas. Both groups have businesses with leading market shares, state-of-the-art technologies and superior product quality.

         Automotive Group. Our Automotive Group is a leading global manufacturer, designer and supplier of high-quality, low-cost, metal-formed components, assemblies and modules. The Automotive Group manufactures a broad range of highly engineered products used in vehicle transmission, engine and chassis applications through a combination of capabilities in engineering, design, fabrication, machining and assembly. The group's products are sold primarily to both North American and international light vehicle OEMs and Tier I component assemblers and provide content for more than 98% of the top 40 NAFTA light vehicles produced in 2001. Our products include cold, warm and hot forged products, forged and conventional powder metal products, tubular fabricated products, precision-aluminum die castings and several machining and finishing products used in engine, transmission and chassis components, assemblies and modules.

         In December 2000, we acquired Simpson Industries, Inc., a leader in design, machining and subassembly of automotive components. In June 2001, we acquired Global Metal Technologies, Inc., or GMTI, a leading provider of precision-aluminum die castings for engine and driveline applications. As a result of the acquisition and integration of Simpson and GMTI, we now offer OEM customers an integrated solution combining design, engineering, metal-forming, machining and modules capabilities.

         TriMas Group. Our TriMas companies manufacture diversified proprietary products and have leadership positions in a wide variety of niche commercial, industrial and consumer markets. TriMas' operating businesses manufacture towing systems products, trailer products, specialty fasteners, industrial container closures, specialty dispensing and packaging products, specialty products for fiberglass insulation, specialty tapes, specialty industrial gaskets, pressurized gas cylinders, precision cutting tools, specialty engines and service parts and specialty ordnance components and weapon systems. TriMas operates through three operating segments: the Transportation Accessories Group, Specialty Fasteners Group and the Industrial Specialties Group.

         TriMas' products are sold to a wide variety of customers. The Transportation Accessories Group's products are sold to customers such as Wal-Mart, Auto-Zone, Canadian Tire, U-Haul, West Marine, EZ Loader, Home Depot and Harley Davidson. Our Industrial Specialties Group sells to customers such as Dow Chemical, Boeing, Grainger, Waukesha, Egofran, BASF, Bayer, Pepsi, Exxon/Mobil, Lyondell and Chevron. Our Specialty Fastener Group sells to customers such as Caterpillar, JAC Products, Boeing and Iowa Industrial Specialties.

OUR BUSINESS STRATEGIES

         Our strategy in the Automotive Group is to capitalize on a substantial market opportunity within the global automotive market. We believe there will be a growing demand for metal-forming solutions principally due to the desire of domestic OEMs to outsource the design, manufacture and assembly of fully integrated, modular assemblies of metal parts in engine, transmission and chassis applications and the inability of transplant OEMs to cost effectively vertically integrate their operations in North America. In addition, we believe that as a large supplier of integrated product offerings, we have significant opportunities to increase our content with Tier I suppliers. Our strategy to capitalize on these market opportunities include the following elements:

    o Focus on Full-Service, Integrated Supply Opportunities. OEMs currently satisfy a significant portion of their metal-forming and assembly requirements with in-house production and assembly of purchased components. We believe that as OEMs seek to outsource the design and manufacture of parts, they will choose suppliers with expertise in multiple metal-forming technologies and the ability to design, engineer and assemble components rather than supply independent parts. We intend to enhance our strengths in forged steel, powder metal and precision-aluminum die cast components by adding metal and process capabilities in aluminum foundry and magnesium die casting. By offering a full complement of metal solutions, we believe we will be able to offer OEMs "one-stop" shopping to optimize weight, cost, stress, durability, fatigue resistance and other metal component attributes to products. Our capabilities in engineering, design, machining and assembly position us to capture a greater share of the "value chain" and deliver to customers finished assemblies and modules rather than independent parts. Recently, we have had opportunities to utilize our integrated capabilities to pursue opportunities to supply a larger percentage of the value added content of certain applications, which could result in significant increases in content per vehicle on related programs.

    o Increase Content per Vehicle. We are aggressively proposing solutions to our North American customers that are cost-effective for them and give us an opportunity to increase our content per vehicle. We have received various new business awards from our domestic and transplant customers across many of our product categories, but particularly through our engine and driveline module awards. As a result of increasing content per vehicle, we expect that our sales will grow at a rate in excess of industry production volumes. At the same time, we will seek to continue to improve our position with the transplant OEMs in North America.

    o Leverage Our Engineering, Design and Information Technology Capabilities. We believe that in order to effectively develop total metal component and assembly solutions, it is necessary to integrate research, development and design elements with product fabrication, machining, finishing and assembly. We believe that our larger scale and broader product line, relative to most of our competitors, will enable us to more efficiently invest in engineering, design and information technology and develop a significant competitive advantage.

    o Continue to Pursue Cost Savings Opportunities and Operating Synergies. We have pursued, and will continue to pursue, cost savings that enhance our competitive position in serving OEMs and Tier I suppliers. In 2001, we successfully completed cost savings programs involving a consolidation of headquarter functions, the elimination of an outsourcing agreement with our former controlling shareholder to reduce annual corporate overhead significantly since the November 2000 recapitalization, the closure and consolidation of manufacturing and distribution facilities and an aggressive cash management program. In addition, we have invested in and are implementing a comprehensive shared services platform for a range of overhead functions including finance, procurement and human resources. We believe the shared services program will improve management information and result in further cost savings in the future. We believe we have additional opportunities to improve our margins as we achieve operating synergies with increased volumes and more effectively match our machining and assembly capacity with our metal-forming abilities. We intend to pursue opportunities to improve our sourcing costs for key commodity inputs, such as primary and secondary scrap, hot bar and rod and other key raw material components. With our current scale, we will be able to spread our engineering and product development costs over a larger scale base and enhance our position over our competitors, which generally have a significantly smaller sales base to support such expenditures.

o Pursue Strategic Combinations and Global Expansion Opportunities. We plan to continue to selectively pursue acquisitions that expand our metal and process capabilities in aluminum foundry and magnesium die casting and contribute to our geographic diversity and market share. Global expansion is an important component of our growth strategy since a significant portion of the global market for engineered metal parts is outside of North America. Furthermore, as OEMs continue to consolidate their supply base, they are seeking global suppliers that can provide seamless product delivery across geographic production regions. We believe our size, strong market shares in North America and customer relationships strongly position us to capitalize on this trend.

RECENT DEVELOPMENTS

The Recapitalization. On November 28, 2000, we completed a recapitalization pursuant to which each issued and outstanding share of our common stock at the time of the recapitalization (other than restricted stock and shares of common stock held by a merger subsidiary of Heartland) was converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. Although no disposition of the stock of Saturn was made prior to the merger or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. All other amounts of the proceeds will by retained by Metaldyne. In connection with the recapitalization, Richard A. Manoogian, the Richard and Jane Manoogian Foundation, Masco Corporation and specified institutional investors converted a portion of their common stock into common stock and/or preferred stock of Metaldyne.

         Each unvested restricted stock award was cancelled immediately prior to the recapitalization and immediately after the recapitalization a new restricted stock award with the same number of shares was substituted for it having vesting terms set forth in the recapitalization agreement. Holders of options with an exercise price below the merger consideration were entitled to cash equal to the difference between such merger consideration and the exercise price for such options. Holders of the options with the exercise price below the merger consideration and former holders of restricted stock will also be entitled to additional cash amounts from the proceeds of the disposition of Saturn stock in accordance with the recapitalization agreement.

         We initially elected to account for the November 2000 recapitalization on a historical basis due to the significant continuing interest of certain security holders and the continued listing of our subordinated debentures on the New York Stock Exchange (NYSE) which were registered under the Securities Exchange Act of 1934. In December 2001, our debentures were de-listed with the NYSE and de-registered under the Exchange Act. We have determined that the effect of these actions is to require that we retroactively adopt purchase accounting for the November 2000 recapitalization transaction as of the fiscal year ended December 31, 2001.

Simpson Acquisition. On December 15, 2000, we acquired Simpson for total consideration of approximately $365 million, including fees and expenses and the assumption of indebtedness. Simpson is a designer and manufacturer of precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light- and heavy-duty trucks and diesel engines. The Simpson acquisition was effected to further enhance our vertical integration in the metal-forming industry. The acquisition of Simpson, the repayment of certain indebtedness of Simpson and the payment of fees and expenses in connection with the acquisition of Simpson was funded with approximately (i) $126 million in additional common equity financing provided by Heartland, CSFB Private Equity and other equity co-investors, (ii) $203 million from borrowings under our credit facility and (iii) $36.3 million from the sale of accounts receivable pursuant to our accounts receivable facility. The Simpson acquisition was accounted for using the purchase method of accounting.

GMTI Acquisition. On June 22, 2001, we purchased GMTI from its controlling shareholder, Heartland. GMTI was originally acquired by Heartland on January 4, 2001 for a cash purchase price of approximately $25 million, plus assumed debt. GMTI is a fully integrated technology leader in aluminum die casting with leading market positions in transmission, engine, chassis and steering components. In exchange for all of the shares held by Heartland in GMTI, we issued common shares valued at approximately $45.9 million, which was equal to Heartland's investment in GMTI on the date of the transfer. Also as part of the transaction, we issued common shares valued at approximately $20 million and approximately $18.5 million in liquidation preference of Series B preferred shares in exchange for interest in GMTI held by its former shareholders. In addition to securities issued, we paid approximately $83 million, net of cash acquired, for the acquisition of GMTI. This acquisition was financed through a combination of borrowings under our credit facility, proceeds from the sale of accounts receivable pursuant to our accounts receivable facility and from proceeds from a sale-leaseback transaction. The GMTI acquisition by us on June 22, 2001 has been accounted for in a manner similar to a pooling of interest method of accounting since these businesses were under common control. Therefore our results of operations for 2001 have been adjusted to include GMTI from January 4, 2001 forward.

NEW BUSINESS AWARDS

         In 2001, the Automotive Group received over 50 new business awards that support future product programs. The awards extend for up to 10 years, and include metal-formed components, assemblies and modules for OEMs and Tier 1 customers' chassis, driveline and engine applications.

OPERATING SEGMENTS

         The following table sets forth for the three years ended December 31, the net sales and EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization; see page 16 for definition) for our operating segments, (includes Simpson Industries and GMTI in the Automotive Group from their date of acquisition forward. As noted above, GMTI results have been included since January 4, 2001.)

                                                                           NET SALES
                                                                         (IN THOUSANDS)
                                                        --------------------------------------------
                                                            2001            2000(2)           1999
                                                            ----            -------           ----
Automotive Group .....................................  $1,403,410        $  867,990      $  873,150
TriMas Group
   Transportation Accessories ........................     259,030           275,870         260,370
   Industrial Specialties ............................     321,690           328,610         323,370
   Specialty Fasteners ...............................     143,700           177,690         183,980
                                                           -------           -------         -------
Total TriMas  ........................................     724,420           782,170         767,720
Companies Sold or Held for Sale ......................                                        38,820
                                                            ------           -------         -------
                                                        $2,127,830        $1,650,160      $1,679,690
                                                        ==========        ==========      ==========

                                                                           EBITDA (1)
                                                                         (IN THOUSANDS)
                                                        --------------------------------------------
                                                            2001             2000 (2)         1999
                                                            ----             ----             ----
Automotive Group  ....................................     $200,710         $131,570       $153,140

TriMas Group
   Transportation Accessories  .......................       38,730           45,850         44,270
   Industrial Specialties ............................       62,650           71,070         71,220
   Specialty Fasteners ...............................       21,310           32,960         39,530
                                                             ------           ------         ------
Total TriMas  ........................................      122,690          149,880        155,020

Companies Sold or Held for Sale ......................     --------         --------          5,800
Corporate Office/Other Non-operating .................      (29,000)         (43,390)       (17,960)
                                                           ---------        ---------       -------

                                                           $294,400         $238,060       $296,000
                                                           ========         ========       ========

(1) Amounts are before General Corporate Expense.
(2) Amounts are based on original Form 10-k filing for December 31, 2000.

OUR PRODUCTS

         Our product lines within our two primary operating groups, Automotive Group and TriMas Group, are described below.

AUTOMOTIVE GROUP

         Specialty Metal-Formed Products. We manufacture specialty metal-formed products for engine and drivetrain applications, including semi-finished transmission shafts, drive gears, engine connecting rods, transmission valve bodies, wheel spindles and front wheel drive components. Our metal-formed products are manufactured using various process technologies, including cold, warm and hot forming, aluminum die casting, powder metalworking, value-added machining and tubular steel fabricating. We believe that our metal-forming technologies provide cost-competitive, high-performance, quality components required to meet the increasing demands of the automotive and truck transportation markets.

         Machining and Assembly. With the acquisition of Simpson, the Automotive Group now designs and manufactures precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light-and heavy-duty trucks and diesel engines. We also design and manufacture torsional crankshaft dampers, which reduce and eliminate engine and drivetrain noise and vibration. We produce integrated front engine cover subassemblies that combine items such as the oil and water pumps, providing OEMs with a simplified process by which to attach the water and oil pumps to the front engine cover subsystem and lower assembly costs. Modular engine products include oil pumps, front engine modular assemblies and water pumps, all of which impact engine durability, reliability and life expectancy. We also produce wheel spindles, steering knuckles and hub assemblies, all of which are key components affecting the smoothness of a driver's ride and the handling and safety of an automobile. We distribute and sell our machining and assembly products principally to OEMs in North America and Europe through our own sales force.

TRIMAS GROUP

         Transportation Accessories. We manufacture towing and trailer system products, including vehicle hitches, trailer jacks, winches, couplers and related accessories for the passenger car, light truck, recreational vehicle, trailer, marine, agricultural and industrial markets. Towing systems products are sold to independent installers, distributors, manufacturers and retailers by our sales organization and independent sales representatives.

         Specialty Fasteners. Our specialty fasteners products include standard- and custom-designed ferrous, nonferrous and special alloy fasteners for the building construction, farm implement, medium- and heavy-duty truck, appliance, aerospace, electronics and other industries. We also provide metal treating services for manufacturers of fasteners and similar products. Specialty fasteners are sold through our own sales personnel and independent sales representatives to both distributors and manufacturers in these industries.

         Industrial Specialties. Our specialty industrial products include flame-retardant facings and jacketings used in conjunction with fiberglass insulation for commercial, industrial and residential construction applications, pressure-sensitive specialty tape products and a variety of specialty precision tools such as center drills, cutters, end mills and gauges. These products are marketed to manufacturers and distributors by our sales personnel and independent sales representatives. We manufacture specialty packaging and sealing products, including industrial and consumer container closures and dispensing products primarily for the chemical, agricultural, refining, food, petrochemical and health care industries. We also manufacture specialty industrial gaskets for refining, petrochemical and other industrial applications. Our own sales staff makes specialty packaging and sealing product sales primarily to container manufacturers, industrial gas producers, refineries and independent distributors.

CUSTOMERS

         In 2001, approximately 32% of our sales were direct to OEMs. Sales to various divisions and subsidiaries of Ford Motor Company accounted for approximately 11% of our total net sales. Except for these sales, no material portion of our business is dependent upon any one customer, although we are subject to those risks inherent in having a focus on automotive products generally.

MATERIALS AND SUPPLY ARRANGEMENTS

         Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. The primary goods and materials that we procure are various forms of steel and steel processing (e.g. bar, stainless, flat roll, heat-treating), powder metal, secondary and processed aluminum, castings, forgings and energy.

         We are sensitive to price movements in our raw material supply base but we have secured one-year or more minimum supply contracts on most of our major purchases to protect against inflation and reduce our material cost structure. Where feasible, we negotiate long-term contracts (two to five years) in return for price reductions. We are seeking to take advantage of the industry overcapacity on steel, castings, and powder metal and aligning ourselves with long term, quality suppliers. In addition, we work jointly with our supply base and manufacturing facilities on value analysis/value engineering (VA/VE) ideas in an effort to eliminate waste in the supply chain, thereby reducing cost. With most of our aluminum purchases, we have been able to recover price increases from our customers. One area of concern, however, is the current steel tariff imposed by the government in March 2002. These steel tariffs (known as the section 201 filing) range from 8% - 30% on imported product. The largest portion of our steel expenditures is for special bar quality (SBQ) steel used primarily for automotive applications and it received a 30% tariff. While we do not procure large amounts of steel from foreign sources, we are concerned about the macro-economic impact on domestic steel prices. We are concerned US steel suppliers will view this tariff action as an opportunity to raise prices. Our 2002 position is secure but 2003 and 2004 remain unclear as we examine the section 201 impact and determine alternative supply plans, if necessary.

         We have entered into fixed price arrangements, generally less than one year in duration, for approximately 60% of our natural gas requirements. Our electricity requirements are managed on a regional basis utilizing competition where deregulation is prevalent.

         In order to take advantage of the Internet technology in the marketplace, we are integrating three processes: Procurement for indirect materials, reverse auctions, and vendor managed inventory (VMI). All three processes are being implemented in 2002 and are expected to become our standard operating procedure in 2003. These new processes, coupled with our global supply strategies, and VA/VE practices, provide us with various tools to effectively manage the supply chain and manage our working capital.

COMPETITION

         The major domestic and foreign markets for our Automotive Group's products are highly competitive. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with respect to more than a few of our product lines and services. The Automotive Group competes primarily on the basis of product engineering, performance, technology, price and quality of service. Our major U.S. competitors in North America among the engine products segment include Hillsdale Tool, Freudenberg-NOK, GKN, Hayes Lemmerz and internal "metal-forming" operations at General Motors, Ford, DaimlerChrysler and Toyota. Among the transmission and driveline products segment and chassis products segment, we compete with a variety of independent suppliers and internal "metal-forming" operations at General Motors, Ford and DaimlerChrysler. We may also compete with some of our Tier I customers on occasion in seeking to supply the OEMs. In addition, there are several foreign companies, including Palsis, Mitec, Magna, Steyr and Borg Warner, that have niche businesses supplying foreign OEMs. We believe that OEMs are likely to continue to reduce their number of suppliers and develop long term, closer relationships with their suppliers.

         The major markets for TriMas' products are highly competitive and fragmented. Competition is based primarily on performance, quality, service and price with, the relative importance of such factors varying among products. Although a number of companies of varying size compete with TriMas in its industry segments, no single competitor is in substantial competition with respect to more than a few of its product lines.

EMPLOYEES AND LABOR RELATIONS

         As of December 31, 2001, we employed approximately 12,500 people, of which approximately 22% were unionized. At such date, approximately 20% of our employees were located outside the U.S. Employee relations have generally been satisfactory.

SEASONALITY; BACKLOG

         Sales by our Automotive Group are mildly seasonal reflecting the OEM industry standard two-week production shutdown in July and one-week production shutdown in December. In addition, our OEM customers tend to incur lower production rates in the third quarter as model changes enter production. As a result, our third and fourth quarter results reflect these shutdowns and lower production rates. Sales by the TriMas Transportation Accessories Group are generally stronger in the first and second quarters, as distributors and retailers acquire product for the spring selling season. No other operating segment of TriMas experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our business.

ENVIRONMENTAL MATTERS

         Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. Some of our subsidiaries have been named as potentially responsible parties under the Federal Superfund law or similar state laws at several sites requiring clean up based on disposal of wastes they generated. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred substantial expenses for all these sites over a number of years, a portion of which has been covered by insurance. In addition to the foregoing, our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property.

         We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Based on information presently known to us and based on accrued environmental reserves, we do not expect environmental costs or contingencies to have a material adverse effect on us. The operation of manufacturing plants entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities in the future, which could adversely affect us. Potential material expenditures could be required in the future.

PATENTS AND TRADEMARKS

         We hold a number of U.S. and foreign patents, patent applications, licenses and trademarks. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. We continue to invest in the design, development and testing of proprietary technologies that we believe will set our products apart from those of our competitors. Many of our patents cover products that relate to noise reduction (NVH), improved efficiency (increased fuel economy) and lower warranty costs for our customers driven primarily by machining technology that provides leading edge tolerance and thus decreases product defects caused by off-spec parts. We consider our patents, patent applications, licenses, trademarks and trade names to be valuable, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our operating segments or on us.

INTERNATIONAL OPERATIONS

         We have a global presence with operations in Australia, Brazil, Canada, the Czech Republic, France, Germany, Italy, Mexico, Spain and the United Kingdom. In our Automotive Group, an important element of our strategy is to be able to provide our customers with global capabilities and solutions that can be utilized across their entire geographic production base. Products manufactured by the Automotive Group outside of the United States include cold and warm forged parts, constant-velocity joints, powder metal products and engine parts. In addition, machining and assembly of parts including isolating pulleys, viscous dampeners and wheel-ends occurs at various global locations.

         TriMas operates manufacturing facilities in Australia, Canada, France, Germany, Italy, Mexico and the United Kingdom. Products manufactured, assembled and/or distributed by TriMas outside of the United States include towing products, electrical products, closures and dispensing products, gaskets, and specialty sprayers, pumps and related products.

ITEM 2.  PROPERTIES

         Our principal manufacturing facilities range in size from approximately 10,000 square feet to 420,000 square feet, the majority of which are owned by us. The leases for our manufacturing facilities have initial terms that expire from 2002 through 2021 and are all renewable, at our option, for various terms, provided that we are not in default thereunder. Substantially all of our owned U.S. real properties are subject to liens under our credit facility or industrial revenue bonds. Our executive offices are located in Plymouth, Michigan and are leased under a term that expires on August 2021. Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements. We lease significant amounts of equipment under sale-leaseback and other arrangements and may continue to enter into leases for equipment in lieu of making capital expenditures to acquire such equipment or to reduce debt.

         The following list sets forth the location of our principal owned and leased manufacturing facilities and identifies the principal operating segment utilizing such facilities. We have identified the operating segments for which we conduct business at these facilities as follows: (1) Automotive, (2) Transportation Accessories, (3) Industrial Specialties and (4) Specialty Fasteners.


North America
California         Riverbank (3) and Commerce (3)
Illinois           Niles (1)  and Wood Dale (4)
Indiana            Auburn (3), Bluffton (1), Elkhart (2), Fort Wayne (1),
                   Frankfort (4), Freemont (1), Goshen (2), North Vernon (1)
                   and Peru (2)
Georgia            Rome (1)
Louisiana          Baton Rouge (3)
Massachusetts      Plymouth (3)
Michigan           Canton (2), Detroit (1)(4), Farmington Hills (1),
                   Fraser (1), Green Oak Township (1), Hamburg (1),
                   Litchfield (1), Livonia (1), Middleville (1), Royal
                   Oak (1), Troy (1), Warren (1)(3)
New Jersey         Edison (3) and Netcong (3)
North Carolina     Greenville (1)
Ohio               Bedford Heights (1), Canal Fulton (1), Edon (1),
                   Lakewood (4), Minerva (1), Port Clinton (1), Solon (1),
                   Troy (1) and Twinsburg (1)
Oklahoma           Tulsa (3)
Pennsylvania       Ridgeway (1) and St. Mary's (1)
Tennessee          Memphis (1)
Texas              Houston (3) and Longview (3)
Wisconsin          Mosinee (2) and West Bend (2)
Foreign
Australia          Hampton Park, Victoria (2), Rhodes, New South Wales (2) and
                   Waverley, Queens land (2)
Brazil             Sao Paulo (1)
Canada             Fort Erie (3), Oakville (2), Sarnia (3) and Thamesville (1)
Czech Republic     Oslavany (1)
United Kingdom     Halifax (1), Leicester (3) and Wolverhampton (1)
France             Lyon (1)
Germany            Neunkirchen (3) and Nurnberg (1)
Italy              Poggio Rusco (1) and Valmadrera (3)
Mexico             Iztapalapa (1), Mexico City (3) and Ramos Arispe (1)
Spain              Almusaffes (1) and Barcelona (1)

ITEM 3.  LEGAL PROCEEDINGS

         A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including a subsidiary of ours, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs, and will continue to do so unless the interim accord between it and the other defendants is terminated on or before April 1, 2002, in which case the extent of the State's responsibility could be subject to future litigation. Additionally, we and approximately 60 other entities including the State are defendants in a toxic tort suit brought in the Superior Court of the State of California in May 1998 by various persons residing in the area of the site and seeking damages for alleged personal injuries claimed to arise from exposure to contaminants from the site. The case is still in the discovery state but we believe there are good defenses to the claims against us. Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. While based upon our present knowledge and subject to future legal and factual developments, we do not believe that any of these litigations will have a material adverse effect on our consolidated financial position, results of operations or cash flow, there can be no assurance that future legal and factual developments will not result in materially adverse expenditures.

         Additionally, we are party to approximately 546 pending cases involving an aggregate of approximately 4,424 claimants alleging personal injury from exposure to asbestos containing gaskets (both encapsulated and otherwise) formerly manufactured or distributed by certain of our subsidiaries for use in the petrochemical, refining and exploration industries. There were three types of gaskets our subsidiaries manufactured and they ceased the use of asbestos in their products at various dates in the 1980's and 1990's. We believe that many of the pending cases relate to locations which none of our subsidiaries' gaskets were distributed or used. In addition, our subsidiaries acquired various companies to distribute their products that distributed gaskets of other manufacturers prior to acquisition. Approximately 264 cases involving 2,285 claimants (which are not included in the pending cases noted above) that have been either dismissed for lack of product identification or otherwise or been settled or made subject to agreements to settle. Total settlement costs for all such cases, some of which were filed over 12 years ago, have been approximately $1.2 million. Based upon our experience to date and other available information, we do not believe that these cases will have a material adverse effect on our financial condition or results of operation. However, we cannot assure you that we will not be subjected to significant additional claims in the future or that the cost of settling cases in which product identification can be made will not increase or that we will not be subjected to further claims in respect of the former activities of our acquired gasket distributors.

         We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4A. SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

         The following table sets forth certain information regarding our executive officers.

  NAME                        AGE   POSITIONS                                                                OFFICER SINCE
  ----                        ---   ---------                                                                -------------
  Timothy D. Leuliette         52   President and Chief Executive Officer of Metaldyne Corporation,              2001
                                    President and Chief Executive Officer of Automotive Group and
                                    Director
  Grant H. Beard               41   President and Chief Executive Officer of TriMas                              2001
  William M. Lowe, Jr.         48   Executive Vice President and Chief Financial Officer                         2001
  Joseph Nowak                 51   Group President of Chassis Group                                             2001
  Roy Parrott                  61   Group President of Business Operations                                       2001
  Karen Radtke                 48   Vice President and Treasurer                                                 2001
  George Thanopoulos           38   Group President of Engine Group                                              2001
  George Thomas                52   Group President of Driveline and Transmission Group                          2001

         Timothy D. Leuliette. Mr. Leuliette was elected as one of our directors in connection with the recapitalization and currently serves as our President and Chief Executive Officer and the President and Chief Executive Officer, Automotive Group. He is the former Vice Chairman of Detroit Diesel Corporation and has spent 27 years in management of manufacturing and services businesses and in the investment of private capital. Mr. Leuliette joined the Penske Corporation as President and Chief Operating Officer in 1996 to address operational and strategic issues. From 1991 to 1996, Mr. Leuliette served as President & Chief Executive Officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including serving as a Chairman of The Federal Reserve of Chicago, Detroit Branch. Mr. Leuliette is a Senior Managing Director and one of the co-founders of Heartland Industrial Partners. Mr. Leuliette is a director of Collins & Aikman Corporation.

         Grant H. Beard. Mr. Beard was appointed President of TriMas in February 2001. From September 2000 to February 2001, Mr. Beard was president and Chief Executive Officer of HealthMedia and remains its chairman of the board. From June 1997 to September 2000, he was President of the Preferred Technical Group of Dana Corporation, a manufacturer of tubular fluid routing products sold to vehicle manufacturers. He has also served as Vice President of Sales, Marketing and Corporate Development for Echlin, Inc., before the acquisition of Echlin by Dana in late 1998. Mr. Beard has experience at three private equity/merchant banking groups (Bain Capital, Anderson Group and Oxford Investment Group) where he was actively involved in corporate development, strategy and operations management.

         William M. Lowe, Jr. Mr. Lowe has served as our Executive Vice President and Chief Financial Officer since June 2001. Prior to that, he was Vice President and Corporate Controller of Arvin Meritor Automotive, Inc., since its merger with Arvin, Inc. in July 2000. He joined Arvin in 1991 as chief tax officer and served as Arvin's Vice President, Corporate Controller and Chief Accounting Officer.

         Joseph Nowak. Mr. Nowak has served as our Group President of the Chassis Group since November 2001. After joining MascoTech in 1991, he served as MascoTech's Vice President of Operations, President of Industrial Components, and President and General Manager Tubular Products. Mr. Nowak has over 20 years of manufacturing experience in automotive and industrial markets, including Kelsey-Hayes/Varity and Ford Motor Company.

         Roy Parrott. Mr. Parrott was recently named Group President of Business Operations of Metaldyne. Prior to that, he was an officer and director of Simpson Industries. Mr. Parrott joined Simpson in 1989 and served as both President and a director and then in 1994, he was named chief executive officer. Mr. Parrott is also currently a director of Lear Corporation and of Oakland University Meadowbrook and serves on the advisory board of Michigan State University's College of Natural Science.

         Karen A. Radtke. Ms. Radtke has served as our Vice President and Treasurer since August 2001. She previously served as Treasurer and Corporate Secretary for ASC Exterior Technologies from 1997 to 2001. Prior to that she was Treasurer of Gelman Sciences, Inc. and Hayes Lemmerz International.

         George Thanopoulos. Mr. Thanopoulos has served as the Company's Group President of our Engine Group since November 2001. He joined MascoTech in 1985 and has served the Company in various engineering and operational positions.

         George Thomas. Mr. Thomas has served as our Driveline and Transmission Group President since December 2001. Prior to that, Mr. Thomas also served as our Group President, Machining and Assembly since December 2000. Mr. Thomas joined Simpson in 1999 where he served as President and Chief Operating Officer. Before joining Simpson, he was Vice President and General Manager of Passenger Car Steering and Vice President and General Manager of Commercial Car Steering at TRW Automotive.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         No trading market for the Company's common stock exists. We did not pay dividends in 2001 on our common stock and it is current policy to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included in Item 7 of this report and Note 13 to the Company's consolidated financial statements captioned "Long-Term Debt," included in Item 8 of this report. The following table sets forth common stock dividends (none in 2001) declared for periods indicated:

                                                            DIVIDENDS
                             2000                           DECLARED
                             ----                           --------
               First Quarter                                  $.08
               Second Quarter                                  .08
               Third Quarter                                   .08
               Fourth Quarter (through November 28)             --
                                                              ----
                                                              $.24

         On March 15, 2002, there were approximately 600 holders of record of our common stock.

NONE OF OUR SECURITIES WHICH WERE NOT REGISTERED UNDER THE ACT HAVE BEEN ISSUED OR SOLD BY US WITHIN THE PAST THREE YEARS EXCEPT AS FOLLOWS:

         1. On August 6, 1998, we issued 1,006,974 shares of common stock plus cash consideration to K-Tech Mfg., Inc. shareholders in exchange for all of their outstanding common stock, pursuant to an agreement and plan of reorganization, by and among us, K-Tech Mfg., Inc. and all of the K-Tech Mfg., Inc. shareholders. In accordance with this agreement, as amended, we issued 464,785 shares of common stock on November 28, 2000 to the former K-Tech stockholders.

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

         4. On June 22, 2001, we issued 3,898,409 shares of common stock to Heartland Industrial Partners L.P., its affiliates and certain other parties, at a per share price of $16.90 in connection with the GMTI acquisition.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        11/28/00-     01/01/00-
                                             2001       12/31/00      11/27/00           1999          1998          1997
                                             ----       --------      --------           ----          ----          ----
Net sales .............................. $2,127,830      $104,770     $1,545,390      $1,679,690    $1,635,500      $922,130
Net income (loss) ......................   $(43,330)     $(26,870)       $58,970         $92,430       $97,470      $115,240
Earnings (loss) per share before
  extraordinary.........................     $(1.16)        $(.79)         $1.89           $1.84         $1.83         $2.12
Dividends declared per common share .         -----         -----           $.24            $.30          $.20          $.28

At December 31:

Total assets ........................... $2,953,690    $2,991,830            N/A      $2,101,270    $2,090,540    $1,144,680
Long-term debt  (a)..................... $1,358,920    $1,426,300            N/A      $1,372,890    $1,388,240      $592,000

         (a) See Note 13 - Long-Term Debt

         As more fully described in Note 1 - Recapitalization and Change in Accounting Basis, we have retroactively adopted purchase accounting for our acquisition by Heartland. The predecessor company information for the periods prior to November 28, 2000 are reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis. Thus, our financial statements for periods prior to November 28, 2000 are not comparable to financial statements presented on or subsequent to November 28, 2000.

         Results in the eleven-month period 2000 include a pre-tax gain of approximately $13 million related to interest rate swap agreements that were terminated in June 2000 in conjunction with the payment of the related debt.

         Results in 1999 include the completion of the sale of the Company's aftermarket-related and vacuum metalizing businesses, which resulted in a pre-tax gain of approximately $26 million.

         Results in 1999 include a non-cash pre-tax charge of approximately $17.5 million related to impairment of certain long-lived assets, which included hydroforming equipment and related intellectual property.

         Results in 1999 include pre-tax charges aggregating approximately $18 million, principally related to the closure of a plant, the sale of a business and the decline in value of equity affiliates.

         Results in 1998 and subsequent periods include sales and operating profits from TriMas Corporation, which was purchased in January 1998.

         Results for 1998 include a pre-tax charge related to the disposition of certain businesses aggregating approximately $41 million. In addition, the Company recorded a pre-tax gain of approximately $25 million related to the receipt of additional consideration based on the operating performance of the Company's stamping businesses sold in 1996. Also, the Company recognized a pre-tax gain (deferred at time of sale pending receipt of cash) of $7 million related to the disposition of the Company's Technical Services Group in 1997.

         Results for 1997 include pre-tax gains approximating $83 million principally related to the sale by the Company of its common stock holdings of an equity affiliate, gains from the Company's marketable securities portfolio and income resulting from equity transactions by affiliates. These gains were partially offset by pre-tax costs and expenses of approximately $24 million related to plant closure costs, the Company's share of special charges recorded by equity affiliates, write-off of deferred charges and employee termination and other expenses.

         Income (loss) before extraordinary charge from continuing operations attributable to common stock was $49.2, $(27.3) million, $59.0 million, $92.4 million, $97.5 million, and $109.0 million after preferred stock dividends in 2001, 2000 (one month period), period ended November 27, 2000, 1999, 1998, and 1997, respectively.

         Earnings (loss) per common share, from continuing operations before extraordinary charge, are presented on a diluted basis. Basic earnings per common share, from continuing operations before extraordinary charge, were $(1.16), $(.79), $2.33, $2.25, $2.23, and $2.70 in 2001, 2000 (one month period), period ended November 27, 2000, 1999, 1998, and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

         We are a leading global manufacturer of highly engineered products for transportation, industrial and consumer markets with 2001 sales of approximately $2.1 billion. We operate through two business groups -- Automotive, which accounts for approximately two-thirds of our sales, and TriMas, which accounts for the remaining one-third of our sales. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products. The Company serves over 150 automotive and industrial customers and our top ten customers represent approximately 45% of total 2001 sales.

         In November 2000, a group of investors led by Heartland and CSFB Private Equity acquired control of Metaldyne in a recapitalization transaction. The purpose of the recapitalization was to allow us to actively pursue opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since the recapitalization, we have effected two acquisitions - Simpson in December 2000 and GMTI effective January 2001. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our Automotive Group. Simpson is a designer and manufacturer of precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light and heavy-duty trucks and diesel engines. In 2000, Simpson had net sales and EBITDA of approximately $515.0 million and $67.8 million, respectively. GMTI is a fully integrated technology leader in aluminum die casting with leading market positions in transmission, engine, chassis and steering components. In 2000, GMTI had revenue and EBITDA of approximately $228.3 million and $18.2, respectively.

         TriMas is a portfolio of leading companies that serve industrial and commercial markets. TriMas is comprised principally of businesses that we acquired when we purchased the balance of the shares of TriMas Corporation not owned by us (approximately 63%) in January 1998 for approximately $920 million. TriMas represents a separate business opportunity from the Automotive Group. We intend to manage these companies to enhance our cash flow and return on assets. While we will pursue internal growth opportunities, we intend to also consider selected acquisitions and/or opportunities to sell all or a portion of TriMas. We have not determined to proceed with any particular transaction and we cannot assure investors that any will be feasible. However, should we determine to dispose of TriMas, it will increase the concentration of our customer base among automotive OEMs and suppliers and our exposure to risks attendant to the automotive industry generally.

         As a result of the recapitalization and the Simpson and GMTI acquisitions, we have substantially increased our leverage and debt service requirements. These acquisitions and the ongoing implementation of our new business strategies mean that our historical results of operations may not be indicative of our future results. In addition, the current recession and declining consumer confidence, as well as the recent terrorist attacks in the United States, have created substantial uncertainty in the U.S. economy generally, and particularly within the automotive industry.

DISPOSITION OF BUSINESSES

         In mid-1998, we adopted a plan to sell certain aftermarket-related businesses and our vacuum metalizing operation and recorded a pre-tax loss of approximately $41 million. In early 1999, the we completed the sale of these businesses for total proceeds aggregating approximately $105 million, consisting of cash of $90 million, a note receivable of $6 million and retained equity interests in the ongoing businesses which we subsequently sold in 2000. We recognized a pre-tax gain of approximately $26 million related to the disposition of these businesses. The businesses sold contributed net sales of $39 million and operating profit of $4 million in 1999 to our consolidated results.

         In 1999, we adopted a plan to sell the specialty tubing business, resulting in an estimated pre-tax loss of approximately $7 million and an after-tax gain of approximately $5.5 million, due to the tax basis in the net assets of the business exceeding book-carrying values. This business, which had annual sales of approximately $14 million, was sold in January 2000 for proceeds of approximately $6 million.

EBITDA (EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION):

         In addition to net income and other financial measures, the Company uses EBITDA in 2001 as an indicator of our operating performance and as a measure of our cash generating capabilities. The Company defines EBITDA as operating profit plus depreciation and amortization plus legacy stock award expense (contractual obligation from November 2000 acquisition, which will runoff completely by 2003). EBITDA for the year 2001 was $294 million.

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

CHANGE IN ACCOUNTING BASIS

         At the time of the recapitalization and in compliance with the provisions of Staff Accounting Bulletin 54 (Topic 5-J), we elected to account for the November 28, 2000 recapitalization on a carry-over basis, rather than as a purchase that would have required that we establish a new basis in our assets and our liabilities, due to the continuing interest of certain of our former security holders and the continued listing of our subordinated debentures on the New York Stock Exchange which were registered under the Securities Exchange Act of 1934. In December 2001, our debentures were de-listed with the NYSE and de-registered under the Exchange Act. We have determined that the effect of these actions is to require that we retroactively adopt purchase accounting for the November 2000 recapitalization transaction. The predecessor company information for the periods prior to November 28, 2000 are reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 will be reflected on a purchase accounting basis. Thus, our financial statements for periods prior to November 28, 2000 are not comparable to financial statements presented on or subsequent to November 28, 2000.

GENERAL FINANCIAL ANALYSIS

         In these unique circumstances and to aid in analyses of our 2001 to 2000 financial operating results we have provided the supplemental financial analyses information that follows to show what our net sales and EBITDA would have been had this change in accounting basis occurred at the beginning of 2000. As reflected in our segment disclosures to our financial statements, we use our definition of EBITDA as our primary method of evaluating operating performance of business units at Metaldyne. The column labeled "Combined Full Year 2000" is what we have used as a basis against which to evaluate our 2001 operating performance.

         To facilitate analyses of our 2000 operating results as compared to 1999 we have provided within this supplemental analysis a reconciliation to our previously reported full year 2000 financial operating results prior to the change in accounting basis. This 2000 historical financial information is comparable to 1999 and has been used as the basis of our analysis and explanations.

SUPPLEMENTAL FINANCIAL ANALYSIS

                                                                   SALES
                                        -------------------------------------------------------------
                                                      COMBINED                ORIGINAL
                                         YR. ENDED   FULL YEAR                  2000       YR. ENDED
                                         12/31/01       2000                   FILING       12/31/99
                                         --------    ---------                 ------       --------
Automotive Group .....................  $1,403,410   $  867,990               $   867,990  $  873,150

TriMas Group
     Transportation Accessories ......     259,030      275,870                   275,870     260,370
     Industrial Specialties ..........     321,690      328,610                   328,610     323,370
     Specialty Fasteners .............     143,700      177,690                   177,690     183,980
Companies Sold or Held for Sale ......        ----         ----                     ----       38,820
Corporate headquarters/centralized
resources ............................        ----         ----                     ----        -----
                                        ----------   ----------               ----------   ----------
                                        $2,127,830   $1,650,160               $1,650,160   $1,679,690
                                        ==========   ==========               ==========   ==========


                                                                   EBITDA
                                        ----------------------------------------------------------------

                                                      COMBINED     PURCHASE
                                         YR. ENDED   FULL YEAR    ACCOUNTING     ORIGINAL     YR. ENDED
                                         12/31/01       2000      ADJUSTMENT    2000 FILING   12/31/99
                                         --------       ----      ----------    -----------   --------
Automotive Group .....................   $200,710     $131,570        ----        $131,570    $153,140

TriMas Group
     Transportation Accessories ......     38,730       45,850        ----          45,850      44,270
     Industrial Specialties ..........     62,650       71,070        ----          71,070      71,220
     Specialty Fasteners .............     21,310       32,960        ----          32,960      39,530
Companies Sold or Held for Sale ......       ----         ----        ----            ----       5,800
Corporate headquarters/centralized
resources ............................    (29,000)     (32,110)    (11,280)(1)     (43,390)    (17,960)
                                         --------     --------    --------        --------    --------

EBITDA ...............................    294,400      249,340     (11,280)        238,060     296,000
     Depreciation and amortization ...   (153,370)     (83,520)      3,040(2)      (80,480)    (75,870)
     Legacy stock award expense ......     (7,930)      (6,550)    (14,480)(3)     (21,030)     (4,700)
                                         --------     --------    --------        --------    --------
Operating Profit .....................   $133,100     $159,270    $(22,720)       $136,550    $215,430
                                         ========     ========    ========        ========    ========

Notes:
    1) Elimination of employee severance costs related to planned integration actions under Purchase Accounting.
    2) Incremental amortization and depreciation expense related to increase in asset base under Purchase Accounting.
    3) Elimination of accelerated restricted stock award expense under Purchase Accounting

         2001 VERSUS 2000

         THE FOLLOWING COMPARES 2001 PERFORMANCE WITH "COMBINED FULL YEAR 2000" PERFORMANCE (SEE SUPPLEMENTAL FINANCIAL ANALYSIS ABOVE).

         Sales for 2001 increased approximately 29% to $2.1 billion as compared with $1.6 billion in 2000. This increase was due to our acquisition of Simpson and GMTI, which accounted for approximately $634 million of sales. This increase was partially offset by a sales decline of $99 million related to our Automotive Group, which was principally the result of lower levels of domestic vehicle production. Although we believe that there was no noticeable change in the TriMas Group's market share, TriMas experienced a sales decline of approximately $73 million in 2001 versus 2000. 2001 was a difficult year for the industrial economy in general and for several of our core markets, such as automotive, in particular. However, in response to the challenges, we were able to flex to our volume reduction by an amount greater than our contribution margin (note that due to the fixed cost nature of the industries in which we operate, contribution margin tends to be significantly higher than EBITDA margin). We accomplished this by greater monitoring of our cost base and quickly adjusting our direct workforce to volume changes while aggressively managing our fixed cost base.

         EBITDA increased to $294 million for 2001 as compared with $249 million in 2000. The acquisitions of Simpson and GMTI contributed approximately $72 million to EBITDA. This increase was largely offset by a decline in EBITDA related to softness in all of our markets. The EBITDA margin decreased to 13.8% in 2001 versus 15.1% in 2000. This decrease was partially caused by the inclusion of Simpson and GMTI, which have lower margins as a percent of 2001 sales than the margins of Metaldyne one year ago. In addition, the decrease in sales volume in most of our businesses resulted in a larger percentage impact on margins due to the relatively high fixed cost profile of the industries in which we operate. In addition, 2001 was negatively impacted by over $10 million of one-time, non-recurring expenses related to the integration and strategic reorganization of our three predecessor companies into Metaldyne. Thus, without these one-time costs our EBITDA would have approximated $304 million.

         EBITDA for our Automotive Group segment was approximately $201 million in 2001 as compared to approximately $132 million in 2000. The change is comprised of an approximate $72 million increase in segment EBITDA from the Simpson and GMTI acquisitions and offset by the margin effect of the $99 million sales decline noted above. The approximate 11% decline in our underlying automotive sales (after excluding the effects of the GMTI and Simpson acquisitions) is explained by a 12% reduction in the "Big 3" North American production between 2000 and 2001. However, due to active cost management and fixed cost reductions, our EBITDA decreased by less than the contribution margin effect.

         EBITDA for the Transportation Accessories segment was approximately $39 million in 2001 as compared to approximately $46 million in 2000. The decrease is the result of a $17 million sales decline driven by an underlying softness in the recreational vehicle and marine equipment markets.

         EBITDA for the Specialty Fasteners segment was approximately $21 million in 2001 as compared to approximately $33 million in 2000. The decrease is the result of a $34 million sales decline offset by a favorable mix in our high margin aerospace fastener business. The $34 million decline in sales was primarily attributable to a decline in the cold-headed specialty fastener market. Specifically, the decline in cold-headed specialty fastener demand was driven by three fundamentals: a nearly 40% decline in NAFTA medium and heavy truck production, a decline in agriculture equipment production and an inventory correction in the general industrial markets.

         EBITDA for the Industrial Specialties segment was approximately $63 million in 2001 compared to $71 million in 2000. This decrease is the result of a $7 million decline in sales resulting from a decline in general industrial demand relating to the recession environment in 2001, and an unfavorable selling mix within the segment.

         Corporate Headquarters' costs decreased to approximately $29 million in 2001 from $32 million in 2000. The additional cost attributed to the Simpson and GMTI acquisition is offset by certain synergies we were able to achieve in the integration as we removed duplicative staff and gained economy of scale advantages. In addition, we initiated a process in 2001 of replacing duplicative administrative costs within our business units in favor of adding resources (on a less than one for one basis) at our corporate center. We have focused our efforts on activities such as finance, human resources, procurement, information technology, and engineering, but have not made an effort to allocate these costs back to our divisions. We are planning to complete this effort in 2002 and 2003, and expect to generate continuing future cost savings as a result.

         Selling, general and administrative costs as a percent of sales were 12.1% for 2001 as compared with 13.8% for 2000. Selling, general and administrative expenses were approximately $257 million in 2001 as compared to approximately $228 million in 2000. The percentage decrease is principally the result of reductions in our administrative costs due to economy of scale benefits and aggressive fixed cost reductions in the Company, offset by significantly higher depreciation and amortization expense arising from our purchase accounting election and subsequent step-up in asset base.

         Interest expense for 2001 was approximately $148 million as compared to $93 million in 2000. The increase in interest expense is the result of debt incurred to finance our recapitalization in November 2000 and the acquisitions of Simpson and GMTI, and approximately $17.5 million of non-cash interest expense related to the discount amortization on our subordinated debentures. Equity affiliate loss increased significantly due to a large restructuring charge at our 36% owned affiliate in 2001. This was a non-cash charge to Metaldyne.

         Other expense for 2001 was approximately $24 million, as compared to other expense of approximately $3 million for 2000. The change was principally the result of expenses in connection with the receivables securitization and additional amortization of debt fees.

         The tax provision for 2001 is a credit of $4.6 million as compared to a credit of $15.7 million for the period ended December 31, 2000. The tax provision for the period January 1 through November 27, 2001 was $61.4 million. The unusual relationship between income before taxes and income taxes results mostly from the non-deductible amortization of goodwill and the taxation of income in foreign jurisdictions at rates greater than the U.S. statutory rate. Normally, nondeductible items serve to increase a company's effective tax rate; however, since the Company incurred a pre-tax loss, the disallowance of goodwill amortization results in a lesser U.S. tax benefit, which when compared to the pre-tax loss, results in a lower effective tax rate. Excluding the impact of these items, the Company's effective tax rate would have been approximately 33%.

         As reported in our Consolidated Statement of Operations, net income/loss declined to a $43 million net loss in 2001 versus a $32 million net income in 2000 ($59 million net income from first eleven months less $27 million net loss from last month of 2000). The $75 million reduction in net income between 2001 and full year 2000 is primarily explained by $111 million in incremental non-cash expenses resulting from our Purchase Accounting election and $39 million of incremental cash interest expense relating to additional debt burden undertaken to finance the three acquisitions that now make up Metaldyne (see table below). This $150 million in expense is offset by a $29 million extraordinary expense in 2000, and approximately $58 million in additional income taxes in 2000 versus 2001. The remaining net income difference relates to the full year effect of including GMTI and Simpson acquisitions in 2001 and is offset by a generally depressed operating environment in 2001 versus 2000.

                                                                             Total                (IN MILLIONS)
                                                                  -----------------------------
                                                                  1/1/00 -   11/28/00 -             Incremental
Non-cash Expenses                                        2001     11/27/00   12/31/00     Total    2001 Expense
-----------------                                        ----     --------   --------     -----    ------------
Depreciation ......................................     $ 90.1      $52.8      $ 6.5      $59.3       $ 30.8
Intangible amortization ...........................       35.7        0.7        2.6        3.3         32.4
Goodwill amortization .............................       27.6       19.0        1.9       20.9          6.7
Debt fee amortization .............................       11.6        4.5        0.5        5.0          6.6
Interest accretion on subordinated debt ...........       17.5        ---        1.4        1.4         16.1
Equity affiliate loss/(income) ....................        8.9      (10.8)       1.0       (9.8)        18.7
----------------------------------------------------------------------------------------------------------------
Subtotal incremental non-cash in 2001 .............                                                   $111.3
----------------------------------------------------------------------------------------------------------------
Cash interest expense .............................     $130.7      $78.5      $13.0      $91.5       $ 39.2
----------------------------------------------------------------------------------------------------------------
Total incremental other cash expenses .............                                                   $150.5
----------------------------------------------------------------------------------------------------------------

         The one month period ended December 31, 2000 ("new basis") reflects a $26 million operating loss. The primary reason for this loss relates to the underlying economics of our business during a typical December and in particular to the operating environment in December 2000. Generally, December is a period where many of our automotive customers shut down their operations for one to two weeks, and December also represents our slowest selling season for our Transportation Accessories Group. Additionally, in December 2000 we saw many of our customers reduce their order volume greater than seasonal history would suggest as our economy began to contract after several years of significant growth. Further compounding the underlying operating environment, we had just undergone an acquisition and subsequent management change, and we were thus slow to react with the necessary workforce and related cost reductions. Further impacting operating loss in this timeframe were various year end adjustments related to workers' compensation, bonus, withholding taxes, and pension accruals.

         2000 VERSUS 1999

         THE INFORMATION PRESENTED IN 2000 VERSUS 1999 IS BASED ON A COMPARISON OF "ORIGINAL 2000 FILING" AND "YEAR ENDED 12/31/99" (SEE SUPPLEMENTAL FINANCIAL ANALYSIS ABOVE). THE 2000 INFORMATION IS PRESENTED CONSISTENT WITH OUR HISTORICAL 10K FILING PRIOR TO OUR CHANGE IN ACCOUNTING BASIS.

         Sales decreased approximately 2% in 2000 from 1999. Sales in 2000 as compared to 1999 were negatively impacted by dispositions, a plant closure, foreign currency fluctuations and a decline in general economic conditions in late 2000 which adversely impacted demand for certain of our products. These factors more than offset incremental sales from acquisitions.

         EBITDA in 2000 was $238 million versus $296 million in 1999. In addition to the decline in sales, operating performance was negatively impacted by costs and expenses related to the previously announced closure of a manufacturing facility, the launch of certain new products and the opening of a new manufacturing facility. A flood at a manufacturing facility in the Company's specialty insulation business adversely impacted us in 2000. These costs and expenses were offset by the positive outcome of certain issues related to businesses previously disposed and the corresponding adjustment of certain expense accruals. In addition, EBITDA was negatively effected by compensation expense charges of approximately $31 million related to severance costs and the accelerated vesting of stock awards and stock options expensed as required prior to our change in accounting basis.

         EBITDA margins fell to 14.4% in 2000 from 17.6% in 1999. The majority of this difference is explained by the recapitalization costs included in 2000 EBITDA plus some difficulty in flexing our cost structures to the large fall off in the automotive industry in the fourth quarter of 2000. The difficulty in flexing our cost structure was exacerbated by the timing of the recapitalization of Metaldyne in November 2000 and the corresponding management changeover.

         EBITDA in 1999 was $296 million. Results in 1999 include EBITDA of $5.8 million related to the aftermarket-related and vacuum metalizing businesses that were disposed of during the year. In addition, 1999 results include charges of approximately $17.5 million pre-tax related to the impairment of certain long-lived assets, which include the Company's hydroforming equipment and related intellectual property.

         Automotive Group sales fell by 1% in 2000 versus 1999 primarily driven by a fall off in vehicle production in the fourth quarter of 2000. EBITDA for the Automotive Group fell from $153 million in 1999 to $132 million in 2000. As discussed above, this 14% decrease exceeds the contribution effect of the sales decline primarily due to a delay in adjusting our cost base to the underlying market slowdown beginning in the fourth quarter of 2000, and the impact of a startup operation in Mexico and a plant closure in Michigan.

         Sales for the Company's Transportation Accessories Group, aided by acquisitions, increased 6%, as compared with 1999. Excluding the impact of acquisitions and dispositions, the Transportation Accessories Group would have approximated 1999 levels. Sales for Specialty Fasteners decreased 3% as a result of the phase out of certain products related to a plant closure and reduced demand for fastener applications for heavy truck and off road markets. Industrial Specialties sales increased 2% as a result of improved sales of specialty gaskets and related products.

         The Transportation Accessories Group EBITDA increased by 4% in 2000 versus 1999. This increase is explained by a 6% increase in sales and partially offset by the costs associated with integrating acquisitions within the Group. Specialty Fastener EBITDA declined 17%, from $40 million in 1999 to $33 million in 2000. This reduction is explained by the decline in underlying sales and an unfavorable mix. Industrial Product EBITDA was essentially flat despite a 2% increase in sales, primarily driven by the costs associated with a flood that impacted the Company's specialty insulation business.

         Corporate headquarters' expense increased from $18 million in 1999 to $43 million in 2000. The key driver of this increase was $18 million of severance expense in 2000 related to the recapitalization plus additional expenses relating to professional fees and certain other miscellaneous costs in 2000 relative to 1999.

         The Company's higher effective tax rate primarily resulted from an increase in non-deductible goodwill amortization and certain non-deductible debt redemption costs. Had these costs not been incurred, the effective tax rate for 2000 would have been approximately 40%.

         Combined other expense in 2000 was $45 million as compared with $76 million in 1999. Combined amounts for 2000 include net gains of approximately $40 million related to the disposition of certain equity affiliates and income recognized from interest rate swap agreements that were terminated. In addition, combined 2000 was impacted by higher interest expense and reduced earnings from equity affiliates. Results for 1999 include pre-tax charges principally related to equity affiliate investments aggregating approximately $5 million, net of $1 million of nonrecurring income.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities in 2001 was approximately $171 million as compared with $293 million for combined 2000. Capital expenditures were $118 million in 2001 as compared with $107 million in 2000.

         The accounts receivable securitization facility, initiated in 2000 is the primary reason for the decrease in operating cash flow in 2001 relative to the combined full year 2000. As we initiated this facility in 2000, we generated $105 million in proceeds while net proceeds from this facility amounted to only $17 million in 2001. The remaining decrease in operating cash flow is explained by the generally depressed operating environment in 2001 compared to 2000 but is offset by the inclusion of the Simpson and GMTI acquisitions in 2001 results. Inventories decreased from 2000 as a result of our continued emphasis on inventory management and the utilization of "just-in-time" and other inventory management techniques. Prepaid expenses and accrued liabilities were each impacted by the payment of approximately $14 million in 2001 relating to options cancelled as part of the recapitalization in which the required cash was escrowed and included in prepaid assets at December 31, 2000, and the corresponding liability included in accrued liabilities. Cash flow also benefited from the collection of approximately $15 million of tax refunds in 2001 compared to approximately $10 million of tax refunds in 2000. Capital expenditures increased slightly to approximately $118 million compared to $107 million in 2000, principally due to the inclusion of capital expenditures of the Simpson and GMTI operations offset by a reduction in capital expenditures as a result of general economic conditions.

         As a result of the November 2000 recapitalization and the Simpson and GMTI acquisitions, we are highly leveraged and have significantly increased our interest expense relative to historical levels. We will need to dedicate significant portions of cash flow to debt service, leases and other obligations. In addition, to normal capital expenditures, as we expand our business, we may have to incur other significant expenditures to prepare for and manufacture these products. We may incur material amounts of additional debt and further burden cash flow in pursuit of acquisition strategies.

         As of December 31, 2001, our credit facility included a $300 million revolving credit facility, a $449 million tranche A term loan facility, a $478 million tranche B term loan facility and a $185 million tranche C term loan facility. Our revolving credit balances fluctuate daily based upon our working capital and other ordinary course needs. At December 31, 2001, there was approximately $194 million unused and available under the revolving credit agreement. Availability under our revolving credit facility depends upon compliance with our financial covenants, among other things, in our Credit Facility. Our other important source of liquidity is our $225 million accounts receivable financing arrangement, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. In connection with the recapitalization and the Simpson and the GMTI acquisitions, we utilized $167 million of our accounts receivable financing, which is described below. Our credit facility and accounts receivable financing replaced our prior credit facility and accounts receivable financing. In addition to our credit facility, we had approximately $289 million of other indebtedness outstanding as of December 31, 2001, which includes our face value $305 million subordinated debt and other miscellaneous items. Metaldyne also has a commitment from Masco Corporation, one of our shareholders, to purchase up to $100 million of a new issue of Metaldyne subordinated debt, subjected to limited conditions, on or prior to October 31, 2003. Our credit facility regulates how we draw upon this commitment, as described below.

         As of December 31, 2001, our debt includes $305 million principal amount of 4 1/2 subordinated debentures, which mature in December 2003. These bonds are carried at a discounted amount of $263 million on our December 31, 2001 Balance Sheet and will accrete to the $305 million liquidation value ratably over a two-year period until maturity in late 2003. Our credit facility imposes restrictions upon the use of our revolving credit facility that are designed to ensure that we have the necessary liquidity to repay the subordinated debentures. We must maintain restricted cash either in escrow from the proceeds of certain debt financings or equity financings or in the form of availability under our revolving credit facility and accounts receivable financing in increasing amounts up to $205 million at specified dates until the maturity of the convertible subordinated debentures. These amounts are reduced to the extent that subordinated debentures are repaid from certain debt or equity proceeds prior to maturity. However, we will remain obligated by our credit facility to utilize our $100 million subordinated loan commitment from Masco Corporation to satisfy our obligations in respect of the convertible subordinated debentures, upon maturity, conversion or otherwise, to the extent that we have not raised other subordinated debt or equity.

         As of December 31, 2001, the amortization of our bank term indebtedness is as follows (in millions):

         2002 ................................................     $  37.4
         2003 ................................................     $  71.5
         2004 ................................................     $  81.3
         2005 ................................................     $  81.3
         2006 ................................................     $  91.1
         2007 ................................................      $263.1
         2008 ................................................      $370.2
         2009 ................................................      $116.5

         We have other cash commitments not relating to debt as well, such as those in respect of leases, preferred stock and restricted stock awards. Immediately following the recapitalization, we made restricted stock awards to certain employees of approximately 3.7 million shares of our common stock. Under the terms of the recapitalization agreement, 25% of those shares became free of restriction, or vested upon the closing of the recapitalization and one quarter of the approximately 3.7 million shares will vest on each January 14, 2002, 2003, and 2004. Holders of restricted stock are entitled to elect cash in lieu of 40% of their restricted stock which vested at closing and 100% of their restricted stock on each of the other dates with the shares valued at the initial $16.90 recapitalization consideration, together with cash accruing at approximately 6% per annum; to the extent that cash is not elected, additional common stock valued at $16.90 per share is issuable in lieu of the 6% accretion. As a result of the elections made for the January 14, 2002 payment and restrictions under our credit facility, we paid approximately $6.0 million in cash to vested holders of restricted stock and we are accruing a payment of 12% on approximately $8.3 million as to which cash elections were made but cash was not permitted to be paid under the terms of our credit facility. Such accrued amount will be paid no later than January 14, 2003, subject to the terms of our debt instruments. Assuming restricted stock award holders elect to receive the maximum cash in 2003 and 2004, we estimate that our additional cash obligations will aggregate approximately $32.2 million. We also have outstanding $54.6 million in liquidation value of preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 11.5% or 13% per annum initially and to effect a mandatory redemption in December 2012 and June 2013. In the event of a change of control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

         We have engaged in a number of sale-leaseback transactions. In December 2000, we entered into sale-leaseback transactions with respect to Simpson manufacturing equipment and an office building for gross proceeds of $50 million. At the time of the GMTI acquisition in June 2001, GMTI entered into a sale-leaseback with respect to certain manufacturing equipment and two real properties for proceeds of approximately $35 million and reduced the debt that we assumed as part of the acquisition by that amount. In June 2001, we entered into a $25 million sale/leaseback related to manufacturing & assembly equipment. In December 2001 and January 2002, we entered into additional sale-leaseback transactions with respect to equipment and approximately 20 real properties for proceeds of approximately $61 million and used the proceeds to repay a portion of our term debt under our credit facility ($37 million of these proceeds were collected after December 31, 2001 and the entire proceeds were applied against our term debt). All of these leases are accounted for as operating leases and the associated rent expense is included in our financial results on an as-incurred basis.

         In November 2000, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, or MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell, an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit.

         The facility is subject to customary termination events, including, but not limited to, breach of representations on warranties, the existence of any event that materially adversely effects the collectability of receivables or performance by a seller and certain events of bankruptcy or insolvency. At December 31, 2001 approximately $167 million of our $225 million receivables facility was utilized. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2003. If we are unable to renew or replace this facility, it could materially adversely affect our liquidity. Approximately $118.5 million of the proceeds of the facility was used in order to consummate the recapitalization, $36.3 million was used to consummate the Simpson acquisition and approximately $15 million was used to consummate the GMTI acquisition.

         During the first quarter of 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and an interest rate cap and floor of 7% and approximately 4.5%, respectively, and three interest rate caps at 7% with a total notional amount of $376 million.

         We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies. We may extend the average maturities of debt through the issuance of long-term debt securities to the extent market conditions permit us to increase or financial flexibility and ability to pursue our business strategies.

         Cash Obligations - Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations related to our recent acquisitions. The following table summarizes our fixed cash obligations over various future periods.

                                                                     (IN MILLIONS)
                                                                PAYMENTS DUE BY PERIODS
                                        -----------------------------------------------------------------------
                                                      LESS THAN ONE        1-3           4-5          AFTER
Contractual Cash Obligations               TOTAL           YEAR           YEARS         YEARS        5 YEARS
----------------------------               -----           ----           -----         -----        -------
Long-term debt ......................      $1,112            $37            $153          $172         $750
Subordinated debt ...................         305             --             305            --           --
Other debt ..........................          17              2               8             7           --
Capital lease obligations ...........           9              3               5             1           --
Operating lease obligations..........         223             33              58            40           92
Severance ...........................          46             23              23            --           --
                                          -------           ----           -----         -----        -----
Total contractual obligations .......      $1,712            $98            $552          $220         $842
                                          =======           ====           =====         =====        =====

NOTE: Operating lease expense is deducted to arrive at EBITDA.

         At December 31, 2001 we were contingently liable for stand-by letters of credit totaling $33 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

CRITICAL ACCOUNTING POLICIES

         The following discussion of accounting policies is intended to supplement the accounting policies presented as Note 2 to our 2001 financial statements. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual versus expected experience to mitigate the likelihood of material adjustments.

         Change in Accounting Basis. At the time of the recapitalization and in compliance with the provisions of Staff Accounting Bulletin 54 (Topic 5-J), we elected to account for the November 28, 2000 recapitalization on a carry-over basis, rather than as a purchase that would have required that we establish a new basis in our assets and our liabilities, due to the continuing interest of certain of our former security holders and the continued listing of our subordinated debentures on the New York Stock Exchange which were registered under the Securities Exchange Act of 1934. In December 2001, our debentures were de-listed with the NYSE and de-registered under the Exchange Act. We have determined that the effect of these actions is to require that we retroactively adopt purchase accounting for the November 2000 recapitalization transaction. The predecessor company information for the periods prior to November 28, 2000 are reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 will be reflected on a purchase accounting basis. Thus, our financial statements for periods prior to November 28, 2000 are not comparable to financial statements presented on or subsequent to November 28, 2000.

         New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ended December 31, 2001 will not be amortized. We have recognized goodwill amortization expense of approximately $27, $21, and $20 million, respectively, for 2001, 2000 and 1999. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. We are currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.

         In June and August 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") which are effective January 1, 2003 and January 1, 2002, respectively, for the Company. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. Under SFAS 144, a single accounting method was established for long-lived assets to be disposed of. SFAS 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between carrying amount and fair value. We are currently reviewing the provisions of SFAS 143 and 144 and assessing the impact of adoption.

         Derivative Financial Instruments. We have entered into interest rate protection agreements to limit the effect of changes in the interest rates on any floating rate debt. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Changes in the fair value of such instruments are recognized in the balance sheet as a component of accumulated other comprehensive income in shareholders' equity.

         Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." Pursuant to this statement, all derivative instruments are recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in fair value are recognized currently in earnings unless the instrument qualifies for hedge accounting. Under hedge accounting, changes are recorded as a component of other comprehensive income to the extent the hedge is considered effective.

         Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $5.4 million at December 31, 2001 and 2000. We conduct a significant amount of business with a number of individual customers in the transportation industry. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts; we do not believe that significant credit risk exists. Trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MTSPC, Inc., a wholly owned subsidiary of the Company.

         Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2-1/2 to 10%, and machinery and equipment, 6 2/3 to 33 1/3%. The excess of cost over net assets of acquired companies (goodwill) is amortized using the straight-line method over the period estimated to be benefited, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 2001.

         At December 31, 2001 and 2000, accumulated amortization of the excess of cost over net assets of acquired companies and patents was approximately $66 million and $4 million, respectively. Amortization expense was $82.8 million, $47.6 million and $28.4 million in 2001, 2000, and 1999, respectively.

         Pension and Postretirement Benefits Other than Pensions - Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

         Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, disclosure of the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements.

         Other Loss Reserves - We have numerous other loss exposures, such as environmental claims, product liability, litigation, recoverability of deferred income tax benefits, and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. Where available we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

OTHER MATTERS

         FISCAL YEAR

         Effective for 2002, our fiscal year will end on the Sunday nearest to December 31.

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

    o Dependence on Automotive Industry and Industry Cyclicality -- the industries in which we operate are dependent upon the economy and are highly cyclical.

    o Dependence on Third-Party Suppliers and Manufacturers - Increases in raw material and energy costs and loss of a substantial number of our suppliers could affect our financial health.

    o Changing Technology - Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors.

    o Customer Concentration - Our customer base includes significant concentration within the automotive industry and the loss of business from a major customer or a change in auto consumer preferences or regulations could materially affect us.

    o Our Industries Are Highly Competitive -- Recent trends among our customers will increase competitive pressures in our businesses.

    o Dependence on Key Personnel and Relationships - We depend on the services of other key individuals and relationships, the loss of which would materially harm us.

    o    Labor Relations -- A portion of our workforce is unionized.

    o Labor Stoppages Affecting OEMs -- Slowdowns, strikes or similar actions at our facilities or those of our principal customers could have a material adverse effect on our results of operations.

    o International Sales -- A growing portion of our revenue may be derived from international sources, which presents separate uncertainty for us.

    o Product Liability -- Our businesses expose us to product liability and warranty risks that could materially and adversely impact us.

    o Outsourcing Trend - Our strategy may not succeed if anticipated outsourcing fails to occur due to union considerations.

    o Environmental Matters -- We have been and may be subject in the future to potential exposure to environmental liabilities.

    o Government Regulation - We may experience increased costs due to compliance with the Fastener Quality Act.

    o Control by Principal Stockholder -- We are controlled by Heartland, whose interests in our business may be different than yours.

    o Terms of Shareholders Agreement -- Provisions of the shareholders agreement impose significant operating and financial restrictions on our business.

         All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this annual report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this annual report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General Financial Analysis" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Footnote 12, "Long-Term Debt", in the notes to the Consolidated Financial Statements for additional information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Metaldyne Corporation:

         In our opinion, the consolidated balance sheets and the related statements of operations, of shareholders' equity and of cash flows listed in the index appearing under Item 14(a)(1) as `Post-acquisition Basis' present fairly, in all material respects, the financial position of Metaldyne Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and the period from November 28, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2)(i) as `Post-acquisition Basis' present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated statements of operations, of shareholders' equity and of cash flows listed in the index appearing under Item 14(a)(1) as `Pre-acquisition Basis' present fairly, in all material respects, the results of operations and cash flows of Metaldyne Corporation and subsidiaries for the period from January 1, 2000 to November 27, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2)(i) as `Pre-acquisition Basis" present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As more fully described in Note 1 to the consolidated financial statements, effective November 28, 2000 the Company reflected a new basis of accounting for their assets and liabilities. As a result, the consolidated financial statements for the periods subsequent to November 27, 2000 reflect the post-acquisition basis of accounting and are not comparable to the consolidated financial statements prepared on a pre-acquisition basis.



PRICEWATERHOUSECOOPERS LLP


Detroit, Michigan
March 28, 2002

                METALDYNE CORPORATION CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                          ASSETS

                                                                       2001           2000
                                                                    -----------    -----------
Current assets:
     Cash and cash investments ..................................    $       --    $    26,320
     Receivables, net ...........................................       104,160        119,970
     Inventories ................................................       162,660        193,240
     Deferred and refundable income taxes .......................        13,630         55,340
     Prepaid expenses and other assets ..........................        29,330         39,170
                                                                    -----------    -----------
         Total current assets ...................................       309,780        434,040
Equity and other investments in affiliates ......................        17,130         26,060
Property and equipment, net .....................................       921,440        960,790
Excess of cost over net assets of acquired companies ............     1,038,810      1,004,440
Deferred financing costs and other assets .......................       666,530        566,500
                                                                    -----------    -----------

         Total assets ...........................................   $ 2,953,690    $ 2,991,830
                                                                    ===========    ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable ...........................................   $   169,160    $   155,620
     Accrued liabilities ........................................       188,840        196,740
     Current maturities, long-term debt .........................        42,700         46,350
                                                                    -----------    -----------
         Total current liabilities ..............................       400,700        398,710
Other long-term debt ............................................     1,096,060      1,180,940
Subordinated debentures .........................................       262,860        245,360
Deferred income taxes ...........................................       337,760        321,340
Other long-term liabilities .....................................       143,960        147,510
                                                                    -----------    -----------
     Total liabilities ..........................................     2,241,340      2,293,860
                                                                    -----------    -----------
Redeemable preferred stock ......................................        57,620         33,370
Redeemable restricted common stock ..............................        32,760         45,900
Less: Restricted stock awards ...................................       (12,060)       (20,560)
                                                                    -----------    -----------
     Total redeemable stock .....................................        78,320         58,710
                                                                    -----------    -----------
Shareholders' equity:

Preferred stock (non-redeemable), $1 par:

     Authorized: 25 million;
     Outstanding: None ..........................................            --             --
Common stock, $1 par: ...........................................        42,570         38,670
      Authorized: 250 million;
      Outstanding: 42.6 million and 38.7 million
Paid-in capital .................................................       679,670        617,780
Accumulated deficit .............................................       (76,440)       (27,260)
Accumulated other comprehensive income (loss) ...................       (11,770)        10,070
                                                                    -----------    -----------
     Total shareholders' equity .................................       634,030        639,260
                                                                    -----------    -----------
     Total liabilities, redeemable stock and shareholders' equity   $ 2,953,690    $ 2,991,830
                                                                    ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              METALDYNE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   Post Acquisition Basis           Pre Acquisition Basis
                                                               -------------------------------   -----------------------------
                                                               Year Ended       Nov 28, 2000 -   Jan 1, 2000 -    Year Ended
                                                               Dec 31, 2001     Dec 31, 2000     Nov 27, 2000     Dec 31, 1999
                                                               ------------     ------------     ------------     ------------
Net sales ..................................................   $ 2,127,830      $   104,770      $ 1,545,390      $ 1,679,690
Cost of sales ..............................................    (1,729,610)         (93,610)      (1,163,550)      (1,246,660)
                                                               -----------      -----------      -----------      -----------
     Gross profit ..........................................       398,220           11,160          381,840          433,030
Selling, general and administrative expenses ...............      (257,190)         (35,970)        (191,890)        (209,830)
Gains (charge) on disposition of businesses, net ...........            --               --              680           14,440
Legacy restricted stock award expense ......................        (7,930)          (1,220)          (5,330)          (4,700)
Charge for asset impairment ................................            --               --               --          (17,510)
                                                               -----------      -----------      -----------      -----------

     Operating profit (loss) ...............................       133,100          (26,030)         185,300          215,430
                                                               -----------      -----------      -----------      -----------
Other income (expense), net:

     Interest expense ......................................      (148,160)         (14,440)         (78,510)         (83,630)
     Equity and other income (loss)  from affiliates .......        (8,930)          (1,000)          10,820           13,230
     Gain (charge) from disposition of, or changes in,
     investments in equity affiliates ......................            --               --           27,520           (3,150)
     Income related to the termination of interest rate swap
     agreements ............................................            --               --           12,940               --
Other, net .................................................       (23,940)          (1,130)          (1,400)          (2,410)
                                                               -----------      -----------      -----------      -----------
     Other income (expense), net ...........................      (181,030)         (16,570)         (28,630)         (75,960)
                                                               -----------      -----------      -----------      -----------
     Income (loss) before income taxes and extraordinary
        charge .............................................       (47,930)         (42,600)         156,670          139,470
Income taxes  (credit) .....................................        (4,600)         (15,730)          61,370           47,040
                                                               -----------      -----------      -----------      -----------
     Net income (loss) before extraordinary charge .........       (43,330)         (26,870)          95,300           92,430
Extraordinary charge, net of taxes of $7,930 ...............            --               --          (36,330)              --
                                                               -----------      -----------      -----------      -----------
     Net income (loss) .....................................       (43,330)         (26,870)          58,970           92,430
     Preferred stock dividends .............................         5,850              390               --               --
                                                               -----------      -----------      -----------      -----------
Earnings (loss) attributable to common stock ...............   $   (49,180)     $   (27,260)     $    58,970      $    92,430
                                                               ===========      ===========      ===========      ===========

                                             Year Ended         November 28, 2000 to   January 1, 2000 to      Year Ended
                                         December 31, 2001       December 31, 2000      November 27, 2000   December 31, 1999
                                         -----------------       -----------------      -----------------   -----------------
                                         BASIC      DILUTED     BASIC      DILUTED     BASIC     DILUTED     BASIC    DILUTED
                                         -----      -------     -----      -------     -----     -------     -----    -------
Earnings (loss) per common share:
     Income (loss) before extraordinary  $(1.16)    $(1.16)    $ (.79)     $ (.79)     $2.33      $1.89      $2.25     $1.84
     charge............................
Extraordinary charge                         --         --         --          --       (.89)      (.66)        --        --
                                         ------     ------     ------      ------      -----      -----      -----     -----
Earnings (loss) attributable to
     common stock......................  $(1.16)    $(1.16)    $ (.79)     $ (.79)     $1.44      $1.23      $2.25     $1.84
                                         ======     ======     ======      ======      =====      =====      =====     =====

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              METALDYNE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Post Acquisition Basis       Pre Acquisition Basis
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Nov 28, 2000   Jan 1, 2000
(Amounts in Thousands)                                                     Year Ended          to            to          Year Ended
                                                                          Dec 31, 2001    Dec 31, 2000  Nov 27, 2000    Dec 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss) .................................................   $   (43,330)   $   (26,870)   $    58,970    $    92,430
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Depreciation and amortization in operating profit .............       153,370         10,990         72,530         75,870
         Legacy stock award expense ....................................         7,930          1,220          5,330          4,700
         Amortization expense in other income/expense ..................        11,610            550          4,490          2,730
         Deferred income taxes .........................................        13,210          6,380         18,650          9,560
         (Gain) charge on disposition of businesses, net ...............                                        (680)       (14,440)
         (Gain) charge from disposition or other changes in
           investments in equity affiliates ............................                                     (27,520)         6,270
         Equity (earnings) losses, net of dividends ....................         8,930          1,010        (11,980)       (10,100)
         Gain on interest swap settlement ..............................                                     (15,820)
         Interest accretion ............................................        17,500          1,360
         Charge for asset impairment ...................................                          300            120         17,510
         Extraordinary charge related to purchase accounting ...........                                      44,260
         Other, net ....................................................       (12,950)        23,270        (29,110)        (9,260)
     Changes in current assets and liabilities:
         (Increase) decrease in accounts receivable ....................        31,870         38,310         37,840         (3,500)
         Proceeds from accounts receivable sale ........................        16,860         36,000         68,680
         (Increase) decrease in inventory ..............................        36,340         (2,020)        10,090            400
         (Increase) decrease in prepaid expenses and other
           current assets ..............................................         6,670           (220)        (9,510)       (14,390)
         Increase (decrease) in accounts payable and accrued
           expenses ....................................................       (76,780)        95,160         71,590         (5,150)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) operating activities ..........       171,230         (4,880)       297,930        152,630
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Capital expenditures ..........................................      (118,020)        (9,160)       (97,850)      (135,740)
         Proceeds from sale of businesses, net .........................                                       3,200         92,620
         Acquisitions, net of cash acquired ............................       (83,320)      (365,170)       (21,330)       (88,550)
         Proceeds from notes receivable ................................         1,100                         1,260          2,180
         Proceeds from sale of equity investments ......................                                     123,920
         Proceeds from sale/leaseback of fixed assets ..................        84,660         43,590          7,500         10,320
         Other, net ....................................................         3,960                       (16,240)        (8,260)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) investing activities ..........      (111,620)      (330,740)           460       (127,430)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from borrowings ......................................       126,970        271,470      1,043,120         28,540
         Principal payments on borrowings ..............................      (215,500)       (52,600)    (1,100,980)       (40,150)
         Debt issuance costs ...........................................                                     (41,470)
         Investment from Heartland Investment Group ....................                                     435,220
         Retirement of common stock ....................................                                    (584,830)       (19,530)
         Proceeds from issuance of common stocks .......................                      126,110
         Dividends paid ................................................                         (390)       (10,740)       (13,470)
         Purchase accounting transaction costs .........................                                     (39,580)
         Proceeds from interest rate swap settlement ...................                                      15,820
         Other, net ....................................................         2,600          3,320         (5,410)        (5,490)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) financing activities ..........       (85,930)       347,910       (288,850)       (50,100)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash ........................................       (26,320)        12,290          9,540        (24,900)
Cash and cash equivalents, beginning of year ...........................        26,320         14,030          4,490         29,390
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year .................................   $        --    $    26,320    $    14,030    $     4,490
------------------------------------------------------------------------------------------------------------------------------------
Supplementary cash flow information:
------------------------------------------------------------------------------------------------------------------------------------
     Cash paid (refunded) for income taxes, net ........................   $   (15,380)   $    16,500    $     1,500    $    79,000
     Cash paid for interest ............................................   $   133,120    $    17,250    $    76,160    $    54,000
------------------------------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              METALDYNE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         FOR THE YEAR ENDED DECEMBER 31,
                          2001, THE 34 DAY PERIOD ENDED
                         DECEMBER 31, 2000, THE 331 DAY
                       PERIOD ENDED NOVEMBER 27, 2000, AND
                        THE YEAR ENDED DECEMBER 31, 1999





                                              PREFERRED       COMMON        PAID-IN        RETAINED
                                                STOCK          STOCK        CAPITAL        EARNINGS
                                              --------       --------       --------       --------
Balances, January 1, 1999                                    $ 45,780       $ 16,820       $245,860
   Comprehensive income:
      Net income ........................                                                    92,430
      Foreign currency translation ......
      Minimum pension liability (net of
      tax, $450  ........................

         Total comprehensive income......
      Common stock dividends ............                                                   (13,470)
      Retirement of common stock ........                      (1,280)       (18,580)
      Exercise of stock options .........                         140          1,760           (530)
      Restricted stock awards, net
         of common stock ................
      Common stock issued for
        acquisition .....................
                                              --------       --------       --------       --------
Balances, December 31, 1999 .............           --         44,640          - 0 -        324,290
   Comprehensive income:
      Net income ........................                                                    58,970
      Foreign currency translation ......
      Minimum pension liability (net of
        tax, $(2,800)) ..................

         Total comprehensive income .....
      Common stock dividends ............                                                   (10,740)
      Exercise of stock options                                   150            650
      Retirement of shares, net .........                     (34,780)          (650)      (114,880)
      Issuance of shares                            --             --             --             --
                                              --------       --------       --------       --------
Balances, November 27, 2000 .............     $     --       $ 10,010       $     --       $257,640
                                              ========       ========       ========       ========
-------------------------------------------------------------------------------------------------------
New basis beginning equity, 11/28/2000 ..           --       $ 31,210       $496,210             --
   Comprehensive income:
      Net loss ..........................                                                  $(26,870)
      Foreign currency translation ......

         Total comprehensive income .....
      Preferred stock dividends .........                                                      (390)
      Issuance of shares ................                       7,460        121,570
                                              --------       --------       --------       --------
Balances, December 31, 2000                         --         38,670        617,780        (27,260)
   Comprehensive income:
      Net loss ..........................                                                   (43,330)
      Foreign currency translation ......
      Interest rate arrangements ........
      Minimum pension liability (net of
        tax,$(4,290)) ...................

         Total comprehensive income .....
      Preferred stock dividends .........                                                    (5,850)
      Issuance of shares ................                       3,900         61,890
                                              --------       --------       --------       --------
Balances, December 31, 2001                   $     --       $ 42,570       $679,670       $(76,440)
                                              ========       ========       ========       ========

                                                    OTHER COMPREHENSIVE INCOME                 (IN THOUSANDS)
                                              ----------------------------------------
                                               FOREIGN
                                               CURRENCY      MINIMUM                       RESTRICTED       TOTAL
                                             TRANSLATION     PENSION     INTEREST RATE       STOCK      SHAREHOLDERS'
                                              AND OTHER     LIABILITY     ARRANGEMENTS      AWARDS         EQUITY
                                              --------       --------       --------       --------       --------
Balances, January 1, 1999                     $  3,240       $(10,700)                     $(47,120)      $253,880
   Comprehensive income:
      Net income ........................                                                                   92,430
      Foreign currency translation ......      (18,110)                                                    (18,110)
      Minimum pension liability (net of                           700
      tax, $450  ........................                                                                      700
                                                                                                          --------
         Total comprehensive income......                                                                   75,020
      Common stock dividends ............                                                                  (13,470)
      Retirement of common stock ........                                                                  (19,860)
      Exercise of stock options .........                                                                    1,370
      Restricted stock awards, net
         of common stock ................                                                   3,440            3,440
      Common stock issued for
        acquisition .....................
                                              --------       --------       --------       --------       --------
Balances, December 31, 1999 .............      (14,870)       (10,000)                      (43,680)       300,380
   Comprehensive income:
      Net income ........................                                                                   58,970
      Foreign currency translation ......      (20,690)                                                    (20,690)
      Minimum pension liability (net of
        tax, $(2,800)) ..................                      (4,900)                                      (4,900)
                                                                                                          --------
         Total comprehensive income .....                                                                   33,380
      Common stock dividends ............                                                                  (10,740)
      Exercise of stock options                                                                                800
      Retirement of shares ..............                                                                 (150,310)
      Issuance of shares                            --             --             --           (180)          (180)
                                              --------       --------       --------       --------       --------
Balances, November 27, 2000 .............     $(35,560)      $(14,900)      $     --       $(43,860)      $173,330
                                              ========       ========       ========       ========       ========
-------------------------------------------------------------------------------------------------------------------
New basis beginning equity, 11/28/2000 ..           --             --             --             --       $527,420
   Comprehensive income:
      Net loss ..........................                                                                  (26,870)
      Foreign currency translation ......    $ 10,070                                                       10,070
                                                                                                          -------
         Total comprehensive income .....                                                                  (16,800)
      Preferred stock dividends .........                                                                     (390)
      Issuance of shares ................                                                                  129,030
                                              --------       --------       --------       --------       --------
Balances, December 31, 2000                     10,070             --             --             --        639,260
   Comprehensive income:
      Net loss ..........................                                                                  (43,330)
      Foreign currency translation ......       (4,370)                                                     (4,370)
      Interest rate arrangements ........                                     (5,870)                       (5,870)
      Minimum pension liability (net of
        tax,$(4,290)) ...................                     (11,600)                                     (11,600)
                                                                                                          --------
         Total comprehensive income .....                                                                  (65,170)
      Preferred stock dividends .........                                                                   (5,850)
      Issuance of shares ................                                                                   65,790
                                              --------       --------       --------       --------       --------
Balances, December 31, 2001                   $  5,700       $(11,600)      $ (5,870)      $     --       $634,030
                                              ========       ========       ========       ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              METALDYNE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   RECAPITALIZATION AND CHANGE IN ACCOUNTING BASIS:

RECAPITALIZATION OF METALDYNE CORPORATION ("WE OR THE COMPANY")

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

         The recapitalization was completed by a merger of the Company with Riverside Acquisition Corporation, with the Company being the surviving entity. At the same time, substantially all of the assets of the Company were contributed to a new wholly owned subsidiary entity, Metalync Company, LLC (now known as Metaldyne Company, LLC) ("LLC"), including operating assets and stock in subsidiaries. In addition, the LLC assumed the obligation to pay the principal and interest on the 4 1/2% debentures due in 2003, although the Company remains responsible.

         In connection with the recapitalization, Heartland, Credit Suisse First Boston Equity Partners, L.P., Masco Corporation, Richard A. Manoogian, their various affiliates and certain other stockholders of the Company, entered into a Shareholders' Agreement regarding their ownership of the Company's common stock. Owners of an aggregate of approximately 90% of the Company's outstanding common stock are party to the Shareholders' Agreement, which imposes certain restrictions on, and rights with respect to the transfer of, Company Common Stock. The Agreement also entitles the shareholders to certain rights regarding corporate governance of the Company.

         Prior to the completion of the acquisition and in connection with the recapitalization transaction under which our common stock became privately held, the Company agreed to pay approximately $44 million of transaction related costs. These costs were recorded as an extraordinary loss of $36 million, net of $8 million tax expense for the period ended November 28, 2000.

CHANGE IN ACCOUNTING BASIS

         At the time of the recapitalization and in compliance with the provisions of Staff Accounting Bulletin 54 (Topic 5-J), we elected to account for the transaction on a carry-over basis, rather than as a purchase requiring that we establish a new basis in our assets and our liabilities, due to the continuing interest of certain of our former security holders and the continued listing of our subordinated debentures on the New York Stock Exchange (NYSE) which were registered under the Securities Exchange Act of 1934. In December 2001, our debentures were de-listed with the NYSE and de-registered under the Exchange Act. We have determined that the effect of these actions is to require that we retroactively adopt purchase accounting for the November 2000 recapitalization transaction during our fourth quarter 2001.

         On November 28, 2000, the Company was acquired by Heartland and its co-investors for approximately $435 million in cash and the assumption of $1,300 million in debt. In order to effect the acquisition, new common and preferred shares valued at $125 million were issued to Masco Corporation, Richard A. Manoogian and certain other continuing shareholders of the acquired company. Excess cost over net assets acquired of approximately $856 million are being amortized over 40 years.

         The pre-acquisition basis financial information for the periods prior to November 28, 2000 are reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   ACCOUNTING POLICIES:

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting; ownership less than 20% is accounted for on the cost basis unless the Company exercises significant influence over the investee. Capital transactions by equity affiliates, which change the Company's ownership interest at amounts differing from the Company's carrying amount, are reflected in other income or expense and the investment in affiliates account.

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

         Derivative Financial Instruments. The Company has entered into interest rate protection agreements to limit the effect of changes in the interest rates on any floating rate debt. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Changes in the fair value of such instruments are recognized in the balance sheet as a component of accumulated other comprehensive income in common shareholders' equity.

        Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." Pursuant to this statement, all derivative instruments are recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in fair value are recognized currently in earnings unless the instrument qualifies for hedge accounting. Under hedge accounting, changes are recorded as a component of other comprehensive income to the extent the hedge is considered effective.

         Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $5.4 million at December 31, 2001 and 2000. The Company conducts a significant amount of business with a number of individual customers in the transportation industry. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risk exists. Trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MTSPC, Inc., a wholly owned subsidiary of the Company.

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

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2-1/2 to 10%, and machinery and equipment, 6 2/3 to 33 1/3%. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefited, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies (goodwill). The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 2001.

         At December 31, 2001 and 2000, accumulated amortization of the excess of cost over net assets of acquired companies and intangibles was approximately $67 million and $4 million, respectively. Total amortization expense, including amortization of stock awards and prepaid debenture expense, was approximately $83 million, $30 million and $28 million in 2001, eleven months of 2000, and 1999, respectively.

         Shipping and Handling Fees and Costs. A portion of shipping and handling fees is included in the selling, general and administrative expenses category in the Consolidated Statement of Income. Shipping and handling expenses included in selling, general and administrative accounts were $23.8 million, $19.9 million and $21.0 million in 2001, eleven months of 2000 and 1999, respectively.

         New Accounting Pronouncements and Reclassifications. In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ended December 31, 2001 will not be amortized. The Company has recognized goodwill amortization expense of approximately $28, $19, and $20 million, respectively, for 2001, eleven months of 2000 and 1999. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.

         In June and August 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") which are effective January 1, 2003 and January 1, 2002, respectively, for the Company. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. Under SFAS 144, a single accounting method was established for long-lived assets to be disposed of. SFAS 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between carrying amount and fair value. The Company is currently reviewing the provisions of SFAS 143 and 144 and assessing the impact of adoption.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   EARNINGS PER SHARE:

The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                                       (IN THOUSANDS EXCEPT PER SHARE
                                                                                  AMOUNTS)
                                                        2001    11/28/00 - 12/31/00    1/1/00 - 11/27/00    1999
                                                        ----    -------------------    -----------------    ----
Weighted average number of shares outstanding .....     42,570         34,670                 40,970        41,110
                                                      ========       ========               ========      ========
Income (loss)  before extraordinary item ..........   $(43,330)      $(26,870)              $ 95,300      $ 92,430
Less: Preferred stock dividends ...................      5,850            390                     --            --
                                                      --------       --------               --------      --------
Earnings(loss) used for basic earnings per share
computation .......................................   $(49,180)      $(27,260)              $ 95,300      $ 92,430
                                                      ========       ========               ========      ========
Basic earnings per share ..........................   $  (1.16)      $   (.79)              $   2.33      $   2.25
                                                      ========       ========               ========      ========
Total shares used for basic earnings per share
computation .......................................     42,570         34,670                 40,970        41,110
Dilutive securities:

Stock options .....................................         --             --                    380           530
Convertible debentures ............................         --             --                  9,840         9,840
Contingently issuable shares ......................         --             --                  3,740         3,720
                                                      --------       --------               --------      --------

Total shares used for diluted earnings per share
computation .......................................     42,570         34,670                 54,930        55,200
                                                      ========       ========               ========      ========
Earnings (loss) used for basic earnings per share
computation .......................................   $(49,180)      $(27,260)              $ 95,300      $ 92,430
Add back of debenture interest ....................         --             --                  8,510         9,310
                                                      --------       --------               --------      --------

Earnings (loss) used for diluted earnings per share
computation .......................................   $(49,180)      $(27,260)              $103,810      $101,740
                                                      ========       ========               ========      ========

Diluted earnings (loss) per share .................   $  (1.16)      $   (.79)              $   1.89      $   1.84
                                                      ========       ========               ========      ========

         Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         Contingently issuable shares, approximately 2.6 million restricted common shares, have an anti-dilutive effect on earnings per share for the periods ended December 31, 2001 and December 31, 2000 (one month).

4.   SUPPLEMENTARY CASH FLOW INFORMATION:

         Significant transactions not affecting cash were: in 2001, the issuance of approximately $65.4 million and $18.5 of Company common stock and preferred stock, respectively, related to the acquisition of GMTI and in 2000, the issuance of approximately $8 million of Company common stock as additional consideration related to a 1998 acquisition; the issuance of $125 million new common and preferred stock in exchange for Company common stock; the issuance of approximately $9 million of Company common stock through the conversion of restricted stock awards as part of the Heartland acquisition; the acquisition of Simpson for cash and the assumption of approximately $215 million of liabilities.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   ACQUISITIONS:

         On June 22, 2001, the Company purchased from its controlling shareholder, Heartland Industrial Partners ("Heartland"), Global Metal Technologies, Inc. ("GMTI"). GMTI is a fully integrated technology leader in aluminum die-casting with leading market positions in transmission, engine, chassis and steering components. To effect the acquisition, the Company issued common and preferred shares valued at approximately $83.9 million. In addition to securities issued, Metaldyne paid approximately $83 million, net of cash acquired, for the acquisition of GMTI. This acquisition was financed through a combination of borrowings under the Company's tranche C facility, revolving credit facility and proceeds from the sale of accounts receivable pursuant to the accounts receivable facility.

         GMTI was originally acquired by the Company's controlling shareholder, Heartland, on January 4, 2001 for a cash purchase price of $25 million, plus debt assumed. This transaction resulted in approximately $100 million of excess of cost over net assets. Our June 22, 2001 acquisition of GMTI has been accounted for in a manner similar to a pooling of interests since these businesses were under common control. Our results of operations for 2001 have been adjusted to include GMTI from January 4, 2001 forward.

         On December 15, 2000, the Company acquired Simpson Industries, Inc. for total consideration of $365 million, including fees and expenses and the assumption of indebtedness. The results for 2000 include Simpson sales and operating results since the date of acquisition.

         Simpson is a designer and manufacturer of precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light and heavy-duty trucks and diesel engines. For the years ended December 31, 2000 and 1999, Simpson had approximate net sales of $515 million and $533 million, respectively, and approximate operating profit of $35.7 million and $38.9 million, respectively. The acquisition was accounted for as a purchase with excess purchase price over the estimated fair value of net assets acquired of approximately $85 million.

         During 1999, the Company acquired Windfall Products, Inc., a manufacturer of transportation-related components that utilizes powder metal technology, significantly expanding the Company's powder metal manufacturing capabilities.

         2001 brought significant change to the Company as we worked to consolidate three acquisitions. Effectively, we launched a new Company, with a new name and a new operational mindset different than the acquired legacy companies. We undertook several initiatives in 2001 designed to integrate the three companies into the new vision, aligning the business units under our new operating structure and leadership team, and reformulating our cost structure to be more competitive in the marketplace. To facilitate these initiatives, we terminated hundreds of employees and closed unprofitable businesses and plants. These actions came at a cash cost to the Company, but we believe these actions will lower operating costs going forward. The majority of these actions were completed in 2001, but others will continue in 2002. At December 31, 2001, in addition to the amounts shown in the table below, the Company had an approximate $16 million accrual related to severance agreements with former Company management. The amounts reflected represent total estimated future costs. The following table summarizes the purchase accounting adjustments established relating to the three acquisitions:

                                                                 (IN MILLIONS)

                                                 UTILIZED
                                         ---------------------
                            ORIGINAL                              ACCRUAL AT
                           ADJUSTMENT     CASH       NON-CASH      12/31/01
                           ----------     ----       --------      --------
Severance ...............    $29,430     $(6,520)         ---       $22,910
Asset impairment ........      3,230        ---        (3,020)          210
Other closure costs .....      8,730     (1,880)          ---         6,850
                             -------     -------      -------       -------
Total ...................    $41,390     $(8,400)     $(3,020)      $29,970
                             =======     ========     ========      =======

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   DISPOSITION OF BUSINESSES:

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

         In the fourth quarter 1999, the Company announced the closure of a plant and recorded a non-cash pre-tax charge of approximately $4 million ($2 million after-tax) related principally to employee benefit costs and asset impairments. Accrued exit costs at December 31, 1999 were approximately $12 million, payments and adjustments to accrued estimates approximated $5 million and the ending accrual was approximately $7 million.

7.   ACCOUNTS RECEIVABLE SECURITIZATION:

         In 2000, the Company entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC") a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs which amounted to a total of $8.1 million and $4.2 million in 2001 and 2000, respectively, and is included in other expense in the income statement. At December 31, 2001 and 2000, a total of approximately $167 million and $151 million, respectively, of receivables were sold and the Company retained a subordinated interest of approximately $34 million and $17 million, respectively, which was included in the receivables balance in the consolidated balance sheet. The proceeds from the sale of accounts receivable, net for the year ended December 31, 2001 was $16.9 million. The retained subordinated interest is discounted at a rate that approximates fair value given the short-term nature of the receivables balance.

8.   INVENTORIES:


                                         (IN THOUSANDS)

                            AT DECEMBER 31
                      ----------------------------
                           2001          2000
                           ----          ----

Finished goods            $ 81,540     $87,940
Work in process             41,060      44,940
Raw material                40,060      60,360
                          --------      ------
                          $162,660    $193,240
                          ========    ========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

         On November 28, 2000 as part of the Heartland transaction, the Company sold all of its equity investments, except its ownership in Saturn (Saturn Electronics & Engineering, Inc.), for approximately $124 million.

         The Company has a 36% common equity ownership in Saturn, a manufacturer of electromechanical and electronic automotive components. The Company's carrying value in the common stock of Saturn exceeded its equity in the underlying net book value by approximately $9 million at December 31, 2001. This excess is being amortized over 40 years. Although no disposition of the stock of Saturn was made prior to November 28, 2000, holders of common stock on this date will be entitled to certain net proceeds, if any, from any subsequent disposition of Saturn. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18.0 million and less than or equal to $40.0 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any proceeds in excess of $56.7 million. Any other proceeds will be retained by the Company.

         The carrying amount of investments in affiliates at December 31, 2001 and 2000 was $17.1 million and $26.1 million, respectively.

         Approximate combined condensed financial data of the Company's equity affiliates (including all equity affiliates through the date of sale in November
2000) accounted for under the equity method, are as follows:

                                                                                          (IN THOUSANDS)
                                                                            AT DECEMBER 31
                                                                ----------------------------------------

                                                                          2001              2000
                                                                          ----              ----
Current assets ....................................................    $  85,850          $131,320
Current liabilities ...............................................     (143,380)          (66,800)
                                                                       ---------         ---------

Working capital ...................................................      (57,530)           64,520
Property and equipment, net .......................................       48,460            62,950
Excess of cost over net assets of acquired companies and other
assets ............................................................       52,260            64,590
Long-term debt ....................................................           --          (107,840)
Deferred income taxes and other long-term liabilities .............      (12,650)          (22,460)
                                                                       ---------         ---------
Shareholders' equity ..............................................    $  30,540         $  61,760
                                                                       =========         =========

                                                                                     (IN THOUSANDS)
                                                  FOR THE YEARS ENDED DECEMBER 31
                                          -------------------------------------------------
                                                2001              2000            1999
                                                ----              ----            ----
Net sales ..............................       $347,480        $3,090,800      $3,304,610
                                               ========        ==========      ==========

Operating profit .......................     $    8,760       $   186,680      $ 177,220
                                             ==========       ===========      =========

Earnings attributable to common stock ..     ($  24,050)      $    33,220       $ 41,070
                                              ==========      ===========       ========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Equity and other income from affiliates consists of the following:

                                                                                (IN THOUSANDS)

                                                        FOR THE YEARS ENDED DECEMBER 31
                                                    -----------------------------------------
                                                        2001       2000 (a)        1999
                                                        ----       --------        ----
The Company's equity in affiliates' earnings         $(8,930)        $5,790      $ 10,300
(loss) available for common shareholders .........
Interest and dividend income .....................        --          4,020        2,930
                                                     -------         ------       -------
Equity and other income (loss) from affiliates ...   $(8,930)        $9,810       $13,230
                                                     ========        ======       =======


     (a) For the period November 28-December 31, 2000, the Company recognized a $(1.0) million loss on equity in affiliate earnings.

10.  PROPERTY AND EQUIPMENT, NET:

                                                                         (IN THOUSANDS)
                                                        AT DECEMBER 31
                                           ------------------------------------------
                                                   2001                 2000
                                                   ----                 ----
Cost:
Land and land improvements ...............      $   29,500           $   33,150
Buildings ................................         282,590              146,130
Machinery and equipment ..................         699,320              789,670
                                                ----------           ----------

                                                 1,011,410              968,950
Less: Accumulated depreciation ...........          89,970                8,160
                                                ----------           ----------
                                                $  921,440           $  960,790
                                                ==========           ==========

         Depreciation expense totaled approximately $90 million, $53 million and $55 million in 2001, eleven months of 2000 and 1999, respectively.

11.    DEFERRED FINANCING AND OTHER ASSETS:

                                                                                                        (IN THOUSANDS)
                                                                                                 At December 31
                                                                                       ------------------------------
                                                                                        2001                   2000
                                                                                       --------              --------
           Customer contracts ..............................................            271,180               270,940
           Trademarks/trade names ..........................................             55,250                56,670
           Technology and other intangibles ................................            204,900               150,320
           Deferred financing costs ........................................             84,040                43,000
           Other ...........................................................             51,160                45,570
                                                                                       --------              --------
           Total ...........................................................           $666,530              $566,500
                                                                                       ========              ========

         Customer contracts are amortized over a period as little as six years and as large as 40 years depending upon the nature of the underlying contract. Trademarks/trade names are amortized over a 40 year period, while technology and other intangibles are amortized over a period between three and thirty years. The technology and other intangible category primarily represents patents and/or indepth process knowledge embedded within the Company. The Company reviews the carrying value of the impairment whenever events or changes in circumstance indicate.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  ACCRUED LIABILITIES:

                                                                  (IN THOUSANDS)
                                                         AT DECEMBER 31
                                                ---------------------------------
                                                     2001              2000
                                                     ----              ----
Workers Compensation and self insurance.......      $37,350           $34,130
Reserve for plant closures ...................       29,970            34,090
Salaries, wages and commissions ..............        8,630            15,500
Legacy restricted stock reserve ..............       14,520            13,750
Vacation, holiday and bonus ..................       22,690            15,610
Interest .....................................       17,570             3,440
Property, payroll and other taxes ............       12,550             9,690
Pension ......................................       33,090            16,530
Other ........................................       12,470            54,000
                                                  ---------          --------
                                                   $188,840          $196,740
                                                  =========          ========

13.  LONG-TERM DEBT:

                                                                                     (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                           -----------------------------------
                                                                 2001             2000
                                                                 ----             ----
4 1/2% Convertible Subordinated Debentures,  due 2003 ..      $  262,860       $  245,360
Bank revolving credit agreement ........................        --------           48,000
Bank term loans ........................................       1,112,450        1,150,190
Other ..................................................          26,310           29,100
                                                              ----------       ----------
                                                               1,401,620        1,472,650
Less: Current portion of long-term debt ................          42,700           46,350
                                                              ----------       ----------

Long-term debt .........................................      $1,358,920       $1,426,300
                                                              ==========       ==========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          In connection with the November 2000 recapitalization, the Company entered into a credit facility with the Chase Manhattan Bank, as administrative agent and collateral agent, Credit Suisse First Boston, as syndication agent, Comerica Bank, as documentation agent, First Union National Bank, as documentation agent, National City Bank, as documentation agent, Bank One, NA, as documentation agent, and the other lenders party thereto.

          The credit facility consists of a senior revolving credit facility and three senior term loan facilities. The revolving credit facility is comprised of loans in a total principal amount of up to $300 million. The tranche A, tranche B and tranche C facilities are comprised of loans in total principal amount of $449.0 million, $478 million and $185 million as of December 31, 2001.

          The revolving credit facility and the tranche A facility will mature on May 28, 2007, the tranche B facility will mature on November 28, 2008 and the tranche C facility matures on February 27, 2009.

         As of December 31, 2001, the amortization of our bank term indebtedness is as follows (in millions):

                 2002................................    $ 37.4
                 2003................................      71.5
                 2004................................      81.3
                 2005................................      81.3
                 2006................................      91.1
                 2007................................     263.1
                 2008................................     370.2
                 2009................................     116.5

The obligations under the credit facility are collateralized by substantially all of the Company's assets and are guaranteed by substantially all of the Company's domestic subsidiaries.

         Borrowings under the credit facility will bear interest, at our option, at either:

     o   a base rate used by JP Morgan Chase Bank, plus an applicable margin; or

     o a eurocurrency rate on deposits for one, two, three or nine month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus the applicable margin.

         The applicable margin on loans is subject to change depending on the leverage ratio. As of December 31, 2001, the applicable margins on our revolving loans and tranche A loans which are base rate loans was 2.75% and on eurocurrency loans was 3.75%; the applicable margin on tranche B loans which are base rate loans was 3.50% and on eurocurrency loans was 4.50%; the applicable margin on tranche C loans which are base rate loans was 3.50% and on eurocurrency loans was 4.50%. The interest rate applicable to the revolver and term loans are principally at alternative floating rates, which approximated 6% at December 31, 2001.

         We also pay the lenders a commitment fee on the unused commitments under the credit facility equal to 0.75% per annum if less than 50% of the revolving facility commitments are outstanding and 0.50% per annum is to be paid if 50% or more of the revolving facility commitments are outstanding, in each case, payable quarterly in arrears. The commitment fee is subject to reduction depending on the leverage ratio.

         Subject to exceptions for reinvestment of proceeds and other exceptions and materiality thresholds, we are required to prepay outstanding loans under the credit facility with excess cash flow, the net proceeds of certain asset dispositions, casualty and condemnation recovery events and incurrences of permitted debt.

         The credit facility contains negative and affirmative covenants and requirements affecting us and our subsidiaries. The credit facility contains the following negative covenants and restrictions, among others: restrictions on debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements, amendments to charter, by-laws and other material documents and use of reserved funds. The credit facility also requires us and our subsidiaries to meet certain financial covenants and ratios computed quarterly. The credit facility requires us to maintain restricted cash either in escrow from the proceeds of certain debt financing or in the form of availability under our revolving credit facility and accounts receivable financing in increasing amounts at specified dates

                              METALDYNE CORPORATION
until the maturity of the convertible subordinated debentures. The restricted cash amounts are $70 million from November 28, 2000 to September 30, 2002; $100 million from October 2002 to December 2002; $125 million from January 2003 to March 2003; $150 million from April 2003 to June 2003; $175 million from July 2003 to September 2003; and $205 million from October 2003 to December 15, 2003. Such amounts are reduced to the extent that convertible subordinated debentures are repaid with certain debt proceeds, as well as equity proceeds, prior to maturity.

         The credit facility contains the following affirmative covenants, among others: mandatory reporting of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain events of default and other events, written notice of change of any information affecting the identity of the record owner or the location of collateral, preservation of existence and intellectual property, payment of obligations, maintenance of properties and insurance, notice of casualty and condemnation, access to properties and books by the lenders, compliance with laws, use of proceeds and letters of credit, additional subsidiaries, interest rate protection agreements, and maintenance of stated available funds.

         The credit facility specifies certain customary events of default, including, among others, non-payment of principal, interest or fees, violation of covenants, cross-defaults and cross-accelerations, inaccuracy of representations and warranties in any material respect, bankruptcy and insolvency events, change of control, failure to maintain security interests, specified ERISA events, default by Masco Corporation to make loans under subordinated loan agreement or such subordinated loan agreement shall cease or be asserted not to be in full force and effect, one or more judgments for the payment of money in an aggregate amount in excess of $15.0 million, the guarantees shall cease to be in full force and effect or the subordination provisions of any of our subordinated debt are found to be invalid.

         As of December 31, 2001, we have $305 million of 4-1/2% Convertible Subordinated Debentures due December 15, 2003 outstanding. In connection with the change in accounting basis described in Note #1, the convertible subordinated debentures have been adjusted to fair market value at the date of purchase, with a balance at December 31, 2001 of $262.8 million. The Company will accrete from the carrying value to the liquidation value of $305 million ratably until maturity in 2003. Each $1,000 principal amount of convertible debentures was convertible prior to the recapitalization into shares of our common stock at a conversion price of $31.00 a share. As a result of the recapitalization, the convertible debentures are convertible into the right to receive the merger consideration paid to common stockholders in the recapitalization at a conversion price of $31.00 per the consideration payable with respect to a share of common stock and are, accordingly, not expected to be converted.

         Interest at a rate of 4-1/2% is paid semi-annually on the convertible debentures on June 15 and December 15 to record holders of the convertible debentures on the preceding June 1 or December 1, respectively. The convertible debentures mature on December 15, 2003. The convertible debentures can be redeemed by us at any time, in whole or in part, upon not less than thirty days' nor more than sixty days' notice at a redemption price of 100.50% of the principal amount outstanding if such redemption is prior to December 15, 2002; and at 100.00% of the principal outstanding amount if such redemption is after December 15, 2002.

         These debentures are classified as long-term because the Company has the ability and intent to refinance on a long-term basis any amounts that might be required to be paid to debenture holders in the next year. Masco Corporation has agreed to purchase from the Company, at the Company's option, up to $100 million of a new issue of Metaldyne long-term subordinated debt, subject to certain conditions, on or prior to October 31, 2003. However, the credit agreement significantly restricts the Company's right to require Masco Corporation to purchase such long-term subordinated debt until such time as the convertible subordinated debt matures or is repaid from subordinated debt or equity proceeds prior to maturity. In addition and at December 31, 2001 the Company's revolving credit agreement has $70 million available for the payment of amounts demanded by debenture holders, which, together with the right of the Company to require Masco Corporation to purchase $100 million of long-term subordinated debt, results in available funds of $170 million. The $170 million is sufficient to satisfy the maximum amount that would be required if all debenture holders elect to convert their bonds into the $16.90 per share recapitalization cash consideration.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Other debt includes borrowings by the Company's subsidiaries denominated in foreign currencies. At December 31, 2001, there was approximately $200 million unused and available under the revolving credit agreement.

         In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its Credit Facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a three month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $376 million. Neither the Company nor the counterparties are required to collateralize their respective obligations under these agreements.

         The maturities of our total debt at December 31, 2001 during the next five years are as follows (in millions): 2002 -- $43; 2003 -- $383; 2004 -- $85;
and 2005 -- $84 and 2006 -- $850.

         Subsequent to December 31, 2001, the Company made a prepayment of approximately $33 million on the tranche term loan facilities, from the net proceeds of two sale-leaseback agreements entered into January 2002.

14.  LEASES:

         The Company leases certain property and equipment under operating and capital lease arrangements that expire at various dates through 2021. Most of the operating leases provide the Company with the option, after the initial lease term, either to purchase the property or renew its lease at the then fair value. Certain assets have been pledged as collateral for one of the operating lease arrangements. Rent expense was $27.1, $8.0 and $8.1 million for the years ended December 31, 2001, eleven months of 2000, and 1999, respectively.

         The Company completed sale/leaseback financings in 2001 and 2000 relating to certain equipment and buildings, the proceeds of which were used to pay down the term loan facilities. Due to the sale/leaseback financings, the Company has significantly increased its commitment to future lease payments.

         In June 2001, a subsidiary of the Company sold and leased back equipment under a synthetic sale/leaseback structure. At closing, fair market value of the equipment sold was $24.9 million for which the Company provided a guarantee of all obligations of its subsidiary under the lease. At the end of the lease (including the expiration of all renewal options) the Company has the option of either purchasing all of the equipment for approximately $10 million or returning the equipment to the lessor under the lease. In the event the equipment is returned, the Company and lessor shall arrange for the disposition of the equipment. At such time the Company is obligated to pay approximately $10 million to the lessor and is entitled to receive from the lessor a residual value equal to approximately $1.4 million plus proceeds from the disposition of the equipment for the extent such proceeds exceed $1.4 million.

         Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2001 are as follows:


(Amounts in thousands)                           Capital Leases                Operating Leases
----------------------------------------------------------------------------------------------------
2002                                                  $2,920                    $  32,620
2003                                                   2,760                       29,650
2004                                                   1,870                       27,900
2005                                                     980                       21,300
2006                                                     140                       18,960
Thereafter                                         ---------                       92,260
----------------------------------------------------------------------------------------------------
Total minimum payments                                $8,670                     $222,690
----------------------------------------------------------------------------------------------------
Amount representing interest                         $(2,630)
---------------------------------------------------------------------
Obligations under capital leases                       6,040
Obligations due within 1 year                         (1,710)
---------------------------------------------------------------------
Long-term obligations under capital leases            $4,330
---------------------------------------------------------------------

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  REDEEMABLE PREFERRED STOCK:

         The Company issued in 2000 361,001 shares of $36.1 million in liquidation value ($33 million estimated fair value for accounting purposes) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13 percent per annum for periods ending on or prior to December 31, 2005 and 15 percent per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends ("Recapitalization and Change in Accounting Basis" footnote).

         The Company issued 184,153 shares valued at $18.5 million of redeemable Series B preferred stock in exchange for interests in GMTI held by its former shareholders. The redeemable Series B preferred shares issued are mandatorily redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum.

16.  SHAREHOLDERS' EQUITY:

         The Company repurchased and retired approximately 1.3 million shares of its common stock in 1999 and 3.6 million shares of its common stock in 1998, pursuant to Board of Directors' authorized repurchase programs.

         In exchange for all of the shares held by Heartland in GMTI, the Company issued common shares valued at approximately $45.4 million, which was equal to Heartland's investment in GMTI on the date of transfer in June 2001. Also as part of the transaction the Company issued common shares valued at $20 million in exchange for interests in GMTI held by its former shareholders.

         On the basis of amounts paid (declared), cash dividends per common share were $0.24 ($0.24) in 2000 (eleven month period) and $0.30 ($0.30) in 1999.

17.  STOCK OPTIONS AND AWARDS:

         Prior to the recapitalization, the Company's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. The Company granted long-term stock awards, net, for 401,000 and 622,000 shares of Company Common Stock during 2000 (prior to the recapitalization) and 1999, respectively, to key employees of the Company. The weighted average fair value per share of long-term stock awards granted during 2000 and 1999 on the date of grant was $13 and $14, respectively. Compensation expense for the vesting of long-term stock awards was approximately $7.9, $6.5 and $4.7 million in 2001, eleven months of 2000 and 1999, respectively. Prior to the recapitalization merger, the unamortized value of unvested stock awards were generally amortized over a ten-year vesting period and were recorded in the financial statements as a deduction from shareholders' equity.

         As part of the recapitalization, the Company cancelled outstanding stock awards and made new restricted stock awards to certain employees of approximately 3.7 million shares of Company Common Stock. Under the terms of the recapitalization agreement, those shares become free of restriction, or vest, as to one-quarter upon the closing of the recapitalization merger and one-quarter in each of January 2002, 2003 and 2004. Holders of restricted stock were entitled to elect cash in lieu of 40% of their respective stock, which vested at the closing of the recapitalization merger. On each of the subsequent vesting dates, holders of restricted stock may elect to receive all of the installment in common shares, 40% in cash and 60% in common shares, or 100% of the installment in cash. The number of shares to be received will increase by 6% per annum and any cash to be received will increase by 6% per annum from the $16.90 per share recapitalization consideration. As a result of the ability of the holder to elect a partial or full cash option, the restricted shares have been classified as redeemable restricted common stock. There were approximately 2.6 million restricted shares outstanding at December 31, 2001. At December 31, 2001 holders of unvested awards had elected the cash option for approximately $14.3 million of the January 14, 2002 vesting. As a result, $14.3 million has been reclassified to current liabilities. Under the terms of the Company's credit facility, the Company was limited in its ability to redeem the restricted stock award vesting in January 2002. As a result approximately $8.3 million of deferred payments will accrue interest at 12% until paid.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         As part of the recapitalization, holders of options with an exercise price below the merger consideration were entitled to cash equal to the difference between such merger consideration and the exercise price for such options. A payment for this excess was made in January 2001 totaling approximately $14 million. This liability was recognized in 2000 and is included in other accrued liabilities. In addition, $14 million was held in an escrow account and is included in "Prepaid expense and other assets." Holders of options with the exercise price below the merger consideration and former holders of restricted stock will also be entitled to additional cash amounts from the proceeds of the disposition of Saturn stock, if any, in accordance with the recapitalization agreement. Options with an exercise price exceeding the merger consideration were cancelled.

         Subsequent to the recapitalization, a new Long Term Equity Incentive Plan (the "Plan") was adopted in 2001, which provides for the issuance of equity-based incentives in various forms. During 2001, the Company granted stock options for 2,855,000 shares at a price of $16.90 per share to key employees of the company. These options have a ten year option period and vest ratably over a three year period from date of grant. However, the options exercisability is limited in the circumstances of a public offering whereby the shares are required to be held and exercised after the elapse of certain time periods.

         The weighted average fair value of long-term stock awards granted in 2001 was $16.90 per share.

         A summary of the status of the Company's stock options granted under the new Plan or prior plans for the three years ended December 31 is as follows:

                                                                 (SHARES IN THOUSANDS)
                                                               2001        2000      1999
                                                               ----        ----      ----
Option shares outstanding, January 1 .....................     -----        3,880    3,950
Weighted average exercise price ..........................     -----     $     14  $    14
Option shares granted ....................................     2,855           30      180
Weighted average exercise price ..........................    $16.90     $     12  $    14
Option shares exercised ..................................     -----         (150)    (140)
Weighted average exercise price ..........................     -----     $      5  $     5
Option shares cancelled due to forfeitures ...............     -----          (10)    (110)
Weighted average exercise price ..........................     -----     $     11  $    18
Option shares cancelled due to recapitalization ..........     -----       (3,750)    ----
Option shares outstanding, December 31 ...................     2,855        -----    3,880
Weighted average exercise price ..........................    $16.90        -----  $    14
Weighted average remaining option term (in years) ........       9.5        -----      5.9
Option shares exercisable, December 31 ...................     -----        -----    1,200
Weighted average exercise price ..........................     -----        -----  $     9

         A combined total of approximately 4.9, 7.2 and 3.5 million shares of Company Common Stock were available for the granting of options and incentive awards under the above plans in 2001, 2000 and 1999, respectively. The increase in available options and stock awards from 1999 to 2000 is the result of the cancellation of options as a result of the recapitalization.

         The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of income. The weighted average fair value on the date of grant of options granted was $3.80, not applicable and $3.60 in 2001, 2000 and 1999, respectively. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings per share would have been a reduction of approximately $.04 in 2001, no impact in 2000, and $.04 in 1999.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The fair value of the options was estimated at the date of grant using the minimum value method for 2001 and the Black-Scholes option pricing model for 1999, with the following weighted average assumptions:


                                                                      2001                    2000                  1999
                                                                      ----                    ----                  ----
Risk-free interest rate ..................................             4.4%                  -------                  5.1%
Dividend yield ...........................................         -------                   -------                  1.9%
Volatility factor ........................................         -------                   -------                 26.2%
Expected option life (in years) ..........................             5.5                   -------                  5.5

18.  EMPLOYEE BENEFIT PLANS:

         Pension and Profit-Sharing Benefits. Substantially all employees participate in noncontributory profit-sharing and/or contributory defined contribution plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under defined contribution plans were $6 million in 2001, $6 million in 2000 (eleven month period) and $8 million in 1999.

         In addition, the Company sponsors defined benefit pension plans for most of its employees. Net periodic pension cost for the Company's defined benefit pension plans includes the following components for the years ended December 31, 2001, eleven months of 2000, and 1999:

                                                                                          (IN THOUSANDS)


                                               2001             2000            1999
                                            ------------------------------------------
Service cost .............................  $  7,880          $6,460          $7,590
Interest cost ............................   18,080           13,250          12,640
Expected return on assets ................  (15,170)          (9,450)         (9,670)
Amortization of transition obligation ....      - 0 -            110             130
Amortization of prior-service cost .......       10              680             650
Amortization of net loss .................      - 0 -            780           1,440
                                            -------          -------         -------
Net periodic pension cost ................  $10,800          $11,830         $12,780
                                            =======          =======         =======

         Major assumptions used in accounting for the Company's defined benefit pension plans at September 30 are as follows:

                                                               2001        2000       1999
                                                            ----------------------------------
Discount rate for obligations ...........................      7.625%      7.75%      7.75%
Rate of increase in compensation levels .................      4.00%       4.00%      5.00%
Expected long-term rate of return on plan assets ........      9.00%       9.00%      9.00%

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following provides a reconciliation of the changes in the defined-benefit pension plans' projected benefit obligations and fair value of assets for each of the two years ended December 31, and the funded status as of December 31, 2001 and 2000:

                                                                 (IN THOUSANDS)
                                                      2001          2000
                                                   ------------  ------------
CHANGES IN PROJECTED BENEFIT OBLIGATIONS
Benefit obligations at January 1................   $ (226,840)    $(173,770)
     Acquisitions ..............................       (7,130)      (39,440)
     Service cost ..............................       (7,880)       (5,800)
     Interest cost .............................      (18,080)      (13,240)
     Employee contributions ....................         (310)           --
     Plan amendments ...........................         (480)         (450)
     Actuarial gain (loss) .....................          220        (2,080)
     Benefit payments ..........................       11,730         7,660
     Change in foreign currency ................        1,550           280
                                                    ---------     ---------
Projected benefit obligations at December 31....    $(247,220)    ($226,840)
                                                    =========     =========

CHANGES IN PLAN ASSETS

Fair value of plan assets at January 1 .........     $156,510      $101,260
     Acquisitions ..............................        2,050        50,980
     Actual return on plan assets ..............      (14,310)       (1,370)
     Contributions .............................       27,650        13,820
     Benefit payments ..........................      (11,730)       (7,470)
     Expenses/Other ............................       (1,110)         (710)

Fair value of plan assets at December 31 .......     $159,060      $156,510
                                                     ========      ========

FUNDED STATUS
Plan assets less than projected benefits at          $(88,160)     $(70,330)
December 31 ...............................
     Unamortized prior - service cost ..........          480       -------
     Unamortized net loss ......................       29,700       -------
                                                   ----------     ---------
Net liability recognized at December 31 ........     $(57,980)     $(70,330)
                                                   ===========   ===========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The following provides the amounts related to the plans at December 31, 2001 and 2000:

                                                                                     (IN THOUSANDS)

                                                                 2001              2000
                                                                --------        -------
Prepaid benefit cost ......................................   $   4,550            $-----
Accrued benefit liability .................................     (74,530)        $(70,330)
Intangible asset ..........................................         400            -----
Accumulated other comprehensive income ....................      11,600            -----
                                                                 ------          -------
     Net liability recognized .............................    $(57,980)         $(70,330)
                                                               =========         =========

         Effective November 28, 2000, adjustments of $9,360 and $5,740 were made to decrease projected benefit obligations and increase fair value of plan assets, respectively, for the defined benefit plans as part of stating the pension liabilities at fair value. The net adjustment has been included as a component of other long-term liabilities in the Consolidated Balance Sheet.

         Postretirement Benefits. The Company provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 2001, eleven months of 2000, and 1999:

                                                                           (IN THOUSANDS)

                                                 2001             2000            1999
                                               --------         -------          -----
Service cost  ............................    $   760             $300            $400
Interest cost ............................      3,080           $1,400           1,200
Net amortization .........................        ---             $500             500
                                                                  ----            ----
Net periodic postretirement benefit cost .     $3,840           $2,200          $2,100
                                               ======           ======          ======

         The following provides a reconciliation of the changes in the postretirement benefit plans' benefit obligations for each of the two years ended December 31 and the status as of December 31, 2001 and 2000:

                                                                                (IN THOUSANDS)
                                                                 2001                2000
                                                         -----------------   -----------------
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at January 1                             $(40,670)            $(18,200)
     Acquisitions ......................................       ------              (19,470)
     Service cost ......................................         (760)                (300)
     Interest cost .....................................       (3,080)              (1,400)
     Employee contributions ............................       ------                 (100)
     Actuarial gain (loss) .............................         (190)              (2,600)
     Benefit payments ..................................        1,990                1,400
                                                              -------              -------
Benefit obligations at December 31                           $(42,710)            $(40,670)
                                                             =========            =========
STATUS
Benefit obligations at December 31 .....................     $(42,710)            $(40,670)
Unrecognized net gain ..................................          190               ------
                                                              -------              -------
Net liability at December 31                                 $(42,520)            $(40,670)
                                                             =========            =========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The discount rate used in determining the accumulated postretirement benefit obligation was 7.625% and 7.75% in 2001 and 2000, respectively. The assumed health care cost trend rate in 2001 was 11%, decreasing to an ultimate rate of 5% over twelve years. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligations would increase by $3.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $.3 million. If the assumed medical cost trend rates were decreased by one percent, the accumulated postretirement benefit obligations would decrease by $2.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $.2 million.

         Effective November 28, 2000, an adjustment of $6.2 million was made to increase benefit obligations for the postretirement medical and life insurance plans. The adjustment has been included as a component of other long-term liabilities in the Consolidated Balance Sheet.

19.  SEGMENT INFORMATION:

         The Company has defined a segment as a component, with business activity resulting in revenue and expense, that has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company operates in two operating groups - Automotive and TriMas.

         The Automotive Group consists of one operating segment which manufactures a broad range of engineered metal products used primarily in automotive applications and which combines capabilities in engineering, design, machining and assembly. The Automotive Group's sales are primarily to light vehicle OEM's and component assemblers. The Automotive Group's products include cold, warm and hot forged products, powdered metal products, tubular fabricated products and light metal castings used in engines, transmissions and drivetrains.

         Our TriMas Group is comprised of three operating segments:

         TRANSPORTATION ACCESSORIES - Manufacturers towing, trailer and related accessories. The towing and accessories products include trailer hitches, hitch mounted accessories, jacks, couplers and winches, roof racks and related electrical products.

         SPECIALTY FASTENERS - manufacturers standard custom-designed ferrous, nonferrous and special alloy fasteners for the building construction, farm implement, medium- and heavy-duty truck, appliance, aerospace, electronics and other industries. Specialty fasteners are sold through our own sales personnel and independent sales representatives to both distributors and manufacturers in these industries.

         INDUSTRIAL SPECIALTIES - Manufacturers closures and dispensing products, gaskets, insulation products, compressed gas cylinders and precision cutting tools for a wide variety of customers in the chemical, refining, container, construction and other industries.

         The Company's export sales approximated $137 million, $131 million and $143 million in 2001, 2000, and 1999, respectively.

         The Company acquired Simpson Industries, Inc. on December 15, 2000. December 31 balance sheet data for 2000 includes Simpson and income statement data includes Simpson activity for the period December 15, 2000 through December 31, 2000.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Segment activity for the twelve months ended December 31, 2001, 2000 and 1999 is as follows (except as indicated):

                                                                                    (IN THOUSANDS)

                                                              11 Months Ended
SALES                                            2001            11/28/00           1999
                                               -----------      -----------      -----------
Automotive Group ............................  $ 1,403,410      $   813,180      $   873,150
                                               -----------      -----------      -----------

Transportation Accessories ..................      259,030          260,900          260,370
Industrial Specialties ......................      321,690          304,240          323,370
Specialty Fasteners .........................      143,700          167,070          183,980
                                               -----------      -----------      -----------
     TriMas Group ...........................      724,420          732,210          767,720
Companies Sold or Held for Sale .............         --               --             38,820
                                               -----------      -----------      -----------
         Total ..............................  $ 2,127,830      $ 1,545,390      $ 1,679,690
                                               ===========      ===========      ===========
EBITDA

Automotive Group ............................  $   200,710      $   131,450      $   153,140
                                               -----------      -----------      -----------

Transportation Accessories ..................       38,730           41,160           44,270
Industrial Specialties ......................       62,650           63,660           71,220
Specialty Fasteners .........................       21,310           32,560           39,530
                                               -----------      -----------      -----------
     TriMas Group ...........................      122,690          137,380          155,020

Companies Sold or Held for Sale .............         --               --              5,800
Corporate overhead/centralized resources ....      (29,000)          (5,670)         (17,960)
                                               -----------      -----------      -----------
Total EBITDA ................................      294,400          263,160          296,000
Depreciation &  amortization ................     (153,370)         (72,530)         (75,870)
Legacy stock award expense ..................       (7,930)          (5,330)          (4,700)
                                               -----------      -----------      -----------
         Operating profit ...................  $   133,100      $   185,300      $   215,430
                                               ===========      ===========      ===========

     Note: The one-month period ended December 31, 2000 had sales of $105 million and EBITDA of $(14) million.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


FINANCIAL SUMMARY BY SEGMENT:

                                                                                          (IN THOUSANDS)
                                                               12 Months Ended
                                                   2001            12/31/00          1999
                                                 ----------       ----------       ----------
NET ASSETS:
Automotive Group .............................   $  890,050       $  844,530       $  639,330

Transportation Accessories ...................      360,400          421,330          289,530
Industrial Specialties .......................      611,960          689,760          564,620
Specialty Fasteners ..........................      331,010          371,860          305,440
                                                 ----------       ----------       ----------
          TriMas Group .......................    1,303,370        1,482,950        1,159,590
Corporate ....................................      359,570          265,640           73,950
                                                 ----------       ----------       ----------
          Total ..............................   $2,552,990       $2,593,120       $1,872,870
                                                 ==========       ==========       ==========


CAPITAL EXPENDITURES:
Automotive Group .............................   $   96,730       $   79,910       $   88,890

Transportation Accessories ...................        5,350            9,470            9,190
Industrial Specialties .......................        7,250           10,380           25,910
Specialty Fasteners ..........................        6,090            2,950            7,220
                                                 ----------       ----------       ----------
          TriMas Group .......................       18,690           22,800           42,320
Corporate ....................................        2,600            4,300            4,530
                                                 ----------       ----------       ----------
          Total ..............................   $  118,020       $  107,010       $  135,740
                                                 ==========       ==========       ==========

DEPRECIATION & AMORTIZATION:                                   1/1 -- 11/27
                                                                   2000
                                                                   ----

Automotive Group .............................   $   86,670       $   34,730       $   36,280

Transportation Accessories ...................       17,640           10,610           10,070
Industrial Specialties .......................       30,020           17,910           18,390
Specialty Fasteners ..........................       15,210           10,420           10,600
                                                 ----------       ----------       ----------
          TriMas Group .......................       62,870           38,940           39,060
Corporate ....................................       23,370            8,670            7,960
                                                 ----------       ----------       ----------
          Total ..............................   $  172,910       $   82,340       $   83,300
                                                 ==========       ==========       ==========

         The following table presents the Company's revenues for each of the years ended December 31 and net assets at each year ended December 31 by geographic area, attributed to each subsidiary's continent of domicile. Revenue and net assets from no single foreign country was material to the consolidated revenues and net assets of the Company.

                                                                                 (IN THOUSANDS)
                                    2001                 2000                 1999
                            -------------------   -------------------   -------------------
                                         Net                   Net                    Net
                             Sales      Assets      Sales     Assets     Sales      Assets
                            --------   --------   --------   --------   --------   --------
Europe ..................   $250,850   $290,000   $164,000   $193,880   $165,000   $182,000
Australia ...............     22,030     11,000     23,000     15,000     23,000     14,000
Other North America .....     71,670     57,000     24,000     56,200     12,000     18,000
                            --------   --------   --------    -------   --------   --------
Total foreign ...........   $344,550   $358,000   $211,000   $265,080   $200,000   $214,000
                            ========   ========   ========    =======   ========   ========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A significant percentage of the Automotive Group's revenues are from four major customers. The following is a summary of the percentage of Automotive Group revenue from these customers for the fiscal years ended December 31:

                                               2001       2000         1999
                                               ----       ----         ----
      Ford Motor Company                       16.6%      14.6%        16.2%
      General Motors Corporation               12.9%       3.2%         4.2%
      New Venture Gear                         11.7%      20.7%        22.8%
      DaimlerChrysler                          10.4%       9.8%        11.5%


         The information that the chief operating decision maker utilizes includes total net assets as presented in the table above. Total net assets are defined by the Company as total assets less current liabilities.

20.  OTHER INCOME (EXPENSE), NET:

                                                                                                            (IN THOUSANDS)
                                                                    11/28 - 12/31             1/1 - 11/27
                                                    2001                  2000                    2000                 1999
                                                ------------         --------------            -----------         --------
Other, net:
   Interest income ...................             $ 1,110                 $230                  $1,310             $2,170
   Debt fee amortization .............             (11,620)                (550)                 (4,490)            (2,730)
   A/R securitization financing fees .              (8,140)                (940)                 (3,270)             -----
   Other, net ........................              (5,290)                 130                   5,050             (1,850)
                                                  ---------           ---------                --------            --------
       Total other, net ..............            $(23,940)             $(1,130)                $(1,400)           $(2,410)
                                                  =========           ==========               =========           ========

21.  INCOME TAXES:

                                                                                                              (IN THOUSANDS)

                                                                    11/28 - 12/31             1/1 - 11/27
                                                    2001                  2000                    2000                 1999
                                                ------------         --------------            --------            --------
Income (loss) before income taxes:
     Domestic ........................            $(82,830)            $(41,710)               $128,030           $123,610
     Foreign .........................              34,900                 (890)                 28,640             15,860
                                                ----------            ----------               --------           --------
                                                  $(47,930)            $(42,600)               $156,670           $139,470
                                                ===========           ==========               ========           ========

Provision for income taxes:
   Currently payable:
     Federal .........................            $(17,290)            $(18,580)                $26,500            $26,810
     State and local .................               2,020               (1,070)                  4,770              5,450
     Foreign .........................              (2,540)              (2,460)                 11,450              5,220
   Deferred:
     Federal .........................              (4,220)               4,740                  19,220              7,390
     Foreign .........................              17,430                1,640                    (570)             2,170
                                                ----------            ---------                ---------           -------

     Income taxes ....................             $(4,600)            $(15,730)                $61,370            $47,040
                                                ===========           ==========               ========            =======

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The components of deferred taxes at December 31, 2001 and 2000 are as follows:

                                                                                          (IN THOUSANDS)
                                                                    2001                       2000
                                                               -------------------    -------------------
Deferred tax assets:
    Inventories .............................................       $   4,720             $   3,510
    Accrued liabilities and other long-term liabilities .....          76,860                68,620
    Expected capital loss benefit from disposition of                   3,610                 5,030
businesses ..................................................
    Alternative minimum tax .................................           -----                   430
    Net operating losses ....................................           7,000                 -----
                                                                    ---------              --------
                                                                       92,190                77,590
                                                                    ---------             ---------

Deferred tax liabilities:
    Property and equipment ..................................         206,170               153,610
    Intangible assets .......................................         184,530               171,230
    Debt ....................................................          15,230                24,130
    Other, principally investments ..........................          10,380                16,540
                                                                    ---------             ---------
                                                                      416,310               365,510
                                                                    ---------             ---------

Net deferred tax liability ..................................        $324,120              $287,920
                                                                    =========             =========

         The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes:

                                                                                                                   (IN THOUSANDS)
                                                                                 11/28 - 12/31       1/1 - 11/30
                                                                     2001            2000               2000             1999
                                                                  ---------        ---------          --------          --------
U.S. federal statutory rate ..............................               35%           35%                35%               35%

Tax at U.S. federal statutory rate .......................         $(16,780)       $(14,900)          $54,830           $48,810
State and local taxes, net of federal tax benefit ........            1,310          (  700)            3,100             3,540
Higher effective foreign tax rate ........................            2,670            (500)            3,060             1,840
Change in German tax rate ................................            -----           -----            (2,200)               --
Disposition of businesses ................................            -----           -----              (960)           (7,870)
Amortization in excess of tax, net .......................            7,110             500             4,680             2,950
Redemption cost ..........................................            -----           -----             -----             -----
Other, net ...............................................            1,090            (130)           (1,140)           (2,230)
                                                                  ---------        ---------          --------          --------

     Income taxes ........................................          $(4,600)       $(15,730)          $61,370           $47,040
                                                                  ==========       ==============     =======           =======

         As of December 31, 2001,the Company has unused U.S. net operating loss
(NOL) carryforwards of approximately $20 million. These losses will expire in 2021.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         A provision has not been made at December 31, 2001 for U.S. or additional foreign withholding taxes on approximately $157 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

         Tax expense for the period January 1, 2000 through November 28, 2000 is shown before the extraordinary item of $36,330, net of tax benefit of $7,930. The tax benefit of the extraordinary item was reduced by $7,560 as a result of such cost being non-deductible redemption cost for tax purposes.

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

LONG-TERM DEBT

         The carrying amount of bank debt and certain other long-term debt instruments approximates fair value as the floating rates applicable to this debt reflect changes in overall market interest rates. The fair values of the Company's subordinated debt instruments were based on quoted market prices until December 2001 when the debt no longer traded on a public exchange. The fair values of certain other debt instruments at December 31, 2001 are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of debt instruments.

DERIVATIVES

         The Company manages its exposure to changes in interest rates through the use of interest rate protection agreements. These interest rate derivatives are designated as cash flow hedges. The effective portion of each derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The Company does not use derivatives for speculative purposes.

         In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its Credit Facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a 3-month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a 3-month LIBOR interest rate of 7% with a total notional amount of $376 million. Neither the Company nor the counterparties are required to collateralize their respective obligations under these agreements.

         The fair value of the Company's interest rate protection agreements approximated $(4.6) million at December 31, 2001. The $(4.6) million has been recognized as a liability at December 31, 2001 and the change in fair value is included in other comprehensive income. $(2.7) million of the liability is classified as current based on the maturity dates of the derivatives and is included in accrued liabilities. The remaining $(1.9) million is considered long-term and is included in other long-term liabilities.

         Under these agreements, the Company recognized additional interest expense of $1.4 million during the year ended December 31, 2001. The Company expects to reclassify a portion of the $(4.6) million currently included in other comprehensive income into earnings as quarterly interest payments are made. Assuming interest rates remain constant, the Company expects to recognize $2.7 million as additional expense during the year ended December 31, 2002.

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

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows:

                                                                                              (IN THOUSANDS)
                                                                 2001                          2000
                                                      --------------------------      -----------------------
                                                      CARRYING           FAIR         CARRYING      FAIR
                                                       AMOUNT           VALUE          AMOUNT       VALUE
                                                       ------           -----          ------       -----
Cash and cash investments ......................             0             0      $    26,320   $   26,320
Accounts receivable, notes receivable and other     $  106,170    $  106,170      $   121,580   $  121,450
assets .........................................
Interest rate arrangement ......................    $   (4,550)   $   (4,550)               0            0
Long-term debt:
     Bank debt .................................    $1,075,010    $1,075,010      $ 1,165,190   $1,165,190
     4 1/2% Convertible Subordinated Debentures     $  262,860    $  262,860      $   245,360   $  245,360
     Other long-term debt ......................    $   21,040    $   21,030      $    15,750   $   15,660

23.  COMMITMENTS AND CONTINGENCIES

         A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including a subsidiary of ours, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs, and will continue to do so unless the interim accord between it and the other defendants is terminated on or before April 1, 2002, in which case the extent of the State's responsibility could be subject to future litigation. Additionally, we and approximately 60 other entities including the State are defendants in a toxic tort suit brought in the Superior Court of the State of California in May 1998 by various persons residing in the area of the site and seeking damages for alleged person injuries claimed to arise from exposure to contaminants from the site. The case is still in the discovery state but we believe there are good defenses to the claims against us. Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. While based upon our present knowledge and subject to future legal and factual developments, we do not believe that any of these litigations will have a material adverse effect on our consolidated financial position, results of operations or cash flow, there can be no assurance that future legal and factual developments will not result in materially adverse expenditures.

         Additionally, the Company is party to approximately 546 pending cases involving an aggregate of approximately 4,424 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. There were three types of gaskets that we manufactured and we ceased the use of asbestos in our products at various dates in the 1980's and 1990's. We believe that many of our pending cases relate to locations which none of our gaskets were distributed or used. In addition, we acquired various companies to distribute our products that distributed gaskets of other manufacturers prior to acquisition. Approximately 264 cases involving 2,285 claimants (which are not included in the pending cases noted above) that have been either dismissed for lack of product identification or otherwise or been settled or made subject to agreements to settle. Our total settlement costs for all such cases, some of which were filed over 12 years ago, have been approximately $1.2 million. Based upon our experience to date and other available information, we do not believe that these cases will have a material adverse effect on our financial condition or results of operation. However, we cannot assure you that we will not be subjected to significant additional claims in the future or that the cost of settling cases in which product identification can be made will not increase or that we will not be subjected to further claims in respect of the former activities of our acquired gasket distributors.

         The Company is subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


24.  INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                             (In Thousands Except Per Share Amounts)
                                                      For The Quarters Ended

                                       DECEMBER        SEPTEMBER         JUNE            MARCH
                                         31ST             30TH           30TH             31ST
                                       ---------       ---------       ---------       ---------
2001:
Net sales .........................    $ 484,630       $ 514,290       $ 572,780       $ 556,130
Gross profit ......................    $  70,380       $ 102,950       $ 118,550       $ 106,340
Net (loss) ........................    $ (23,000)      $  (6,420)      $    (710)      $ (13,200)
     Per common share:
     Basic ........................    $   (0.58)      $   (0.19)      $   (0.04)      $   (0.37)
     Diluted ......................    $   (0.58)      $   (0.19)      $   (0.04)      $   (0.37)

11/28 /2000- 12/31/2000:
Net sales .........................    $ 104,770
Gross profit ......................    $  11,160
Net (loss).........................    $ (26,870)
     Per common share:
     Basic ........................    $    (.79)
     Diluted ......................    $    (.79)

1/1/2000 - 11/27/2000:
Net sales .........................    $ 249,910       $ 393,770       $ 442,310       $ 459,400
Gross profit ......................    $  52,950       $  95,410       $ 114,080       $ 119,400
Net income (loss) .................    $ (10,890)      $  17,860       $  26,180       $  25,820
     Per common share: ............
     Basic ........................    $   (0.27)      $    0.44       $    0.64       $    0.63
     Diluted ......................    $   (0.27)      $    0.37       $    0.51       $    0.51
Market price per common share:
     High .........................    $17 1/8 (a)     $16 5/8         $14 7/16        $14 9/16
     Low ..........................    $15 3/16 (a)    $10 1/2         $10 13/16       $11 3/8

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

         The 2001 and 2000 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

25.  RELATED PARTY TRANSACTIONS

         In November 2000, we were acquired by an investor group led by Heartland Industrial Partners, L.P. ("Heartland") and Credit Suisse First Boston ("CSFB") in a recapitalization transaction. Heartland is a private equity fund established to "buy, build and grow" industrial companies in sectors with attractive consolidation opportunities. We believe the recapitalization and Heartland's investment in us will allow us to aggressively pursue internal growth opportunities and strategic acquisitions and to increase the scale and profitability of our businesses. In addition, the Company entered into a monitoring agreement with Heartland for an annual fee of $4 million plus additional fees for financings and acquisitions under certain circumstances. Total fees paid to Heartland in 2001 were approximately $4 million. The Heartland monitoring agreement is based on a percentage of assets calculation and Heartland has the option of taking the greater of the calculated fee or $4 million.

         Effective January 23, 2001, the Company changed its name to Metaldyne Corporation from MascoTech, Inc. The Company has a corporate services agreement with Masco Corporation, which at December 31, 2001 owned approximately 5.5 percent of the Company's common stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees aggregated approximately $.4 million in 2001, $2.9 million, net in 2000 and $6.4 million in 1999. In addition, Metaldyne received an additional one-time reimbursement in 2001 related to certain post-acquisition costs. The Company and Masco have agreed that Masco will continue to provide certain services, on a reduced basis through 2002.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
           DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Listing of Documents.

(1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2001 and 2000, and for the periods ended December 31, 2001, 2000, November 27, 2000 and 1999, consist of the following:

              Consolidated Balance Sheet

              Consolidated Statement of Income

              Consolidated Statement of Cash Flows

              Consolidated Statement of Shareholders' Equity

              Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules.

         Financial Statement Schedules of the Company appended hereto, as required for the periods ended December 31, 2001, 2000, November 27, 2000 and 1999, consists of the following:

         Condensed Financial Information of Parent Company Only

         Valuation and Qualifying Accounts

(3)  Exhibits.


EXHIBIT         DESCRIPTION
NUMBER

2.1 Recapitalization Agreement dated as of August 1, 2000 between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC, as amended.(7) Amendment No. 1 to the Recapitalization Agreement, dated October 23, 2000(7) and Amendment No. 2 to the Recapitalization Agreement, dated November 28, 2000.(7)

3.1             Restated Certificate of Incorporation of MascoTech, Inc.(8)

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

10.3 Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation).(8)

10.4 Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc. (now known as Metaldyne Corporation) the Sellers named therein and MTSPC, Inc. as Purchaser.(7)

10.5 Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC, Inc., MascoTech, Inc. (now known as Metaldyne Corporation), The Chase Manhattan Bank, and the other parties named therein.(7)

10.6 Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 to the Receivables Transfer Agreement.(8)

10.7 Master Lease Agreement dated as of December 21, 2000 between General Electric Capital Corporation and Simpson Industries, Inc.(8)

10.8 Change of Control Agreement with William T. Anderson, dated September 21, 2000.(6)

10.9            Change of Control Agreement with David B. Liner, dated September
                21, 2000.(6)

10.10           Change of Control Agreement with Leroy H. Runk, dated September
                21, 2000.(6)

10.11 Change of Control Agreement with James F. Tompkins, dated September 21, 2000.(6)

10.12 Release and Consulting Agreement with Frank Hennessey, dated November 22, 2000.(6)

10.13           Employment, Release and Consulting Agreement with Lee M.
                Gardner, dated November 22, 2000.(8)

10.14 Employment, Release and Consulting Agreement with Timothy Wadhams, dated November 22, 2000.(8)

10.15 MascoTech, Inc. (now known as Metaldyne Corporation) 1991 Long Term Stock Incentive Plan (Restated July 15, 1998).(3)

10.16 MascoTech, Inc. (now known as Metaldyne Corporation) Supplemental Executive Retirement and Disability Plan.(4)

10.17 Description of the MascoTech, Inc. (now known as Metaldyne Corporation) program for Estate, Financial Planning and Tax Assistance.(2)

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

10.21           Amendment 2 to the Receivables Transfer Agreement.

10.22           Amendment 3 to the Receivables Transfer Agreement.

10.23           Amendment 4 to the Receivables Transfer Agreement.

10.24           Amendment to the November 28, 2000 Credit Agreement.

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

18.1            Letter re: change in accounting principle.

21.1            Subsidiaries of Metaldyne Corporation.(8)

23.1            Consent of PricewaterhouseCoopers LLP.

(1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Current Report on Form 8-K filed November 14, 1996.

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

(8) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Metaldyne Corporation
 By: /s/ William M. Lowe, Jr.

William M. Lowe, Jr.
 Executive Vice President and
Chief Financial Officer
 (Chief Accounting Officer and authorized signatory)
March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                                 TITLE                                                     DATE
/s/ Timothy D. Leuliette                  Chief Executive Officer and Director                      March 29, 2002
------------------------------------      (Principal Executive Officer)
Timothy D. Leuliette


/s/ William M. Lowe                       Executive Vice President and                              March 29, 2002
------------------------------------      Chief Financial Officer
  William M. Lowe                         (Chief Accounting Officer)

/s/ J. Michael Losh                       Chairman of the Board of Directors                        March 29, 2002
------------------------------------
  J. Michael Losh

/s/ Gary M. Banks                         Director                                                  March 29, 2002
------------------------------------
Gary M. Banks

/s/ Charles Becker                        Director                                                  March 29, 2002
------------------------------------
Charles Becker



/s/ Marshall A. Cohen                     Director                                                  March 29, 2002
------------------------------------
  Marshal A. Cohen

/s/ Cynthia L Hess                        Director                                                  March 29, 2002
------------------------------------
  Cynthia L. Hess

/s/ Richard A. Manoogian                  Director                                                  March 29, 2002
------------------------------------
  Richard A. Manoogian

/s/ Thomas T.  Stallkamp                  Director                                                  March 29, 2002
------------------------------------
Thomas Stallkamp

/s/ David A. Stockman                     Director                                                  March 29, 2002
------------------------------------
David A. Stockman

/s/ Daniel P. Tredwell                    Director                                                  March 29, 2002
------------------------------------
Daniel P. Tredwell

/s/ Samuel Valenti, III                   Director                                                  March 29, 2002
------------------------------------
Samuel Valenti, III

                              METALDYNE CORPORATION
                          FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K
             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Schedules, as required for the years ended December 31, 2001, 2000 and 1999



                                                            PAGE

I.Condensed Financial Information of Parent Company only    F-62
II.Valuation and Qualifying Accounts                        F-63

                              METALDYNE CORPORATION
       SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

                             CONDENSED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                               2001            2000
                                                                                             --------        --------
Assets
Equity and other investments in Saturn Electronics & Engineering, Inc. ...............       $ 17,130         $26,060
Equity and other investments in Metaldyne Company, LLC ...............................        695,220         671,910
                                                                                             --------        --------
                                                                                             $712,350        $697,970
Liabilities and Shareholders' Equity*
Total redeemable stock ...............................................................         78,320          58,710
Shareholders' equity .................................................................        634,030         639,260
                                                                                             --------        --------
                                                                                             $712,350        $697,970
                                                                                             ========        ========

* Excludes $305 million of 4 1/2% debentures due in 2003, assumed by Metaldyne, LLC, although the Company remains responsible.

                        CONDENSED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                            Year Ended
                                                                                           December 31,  Nov 28, 2000-
                                                                                              2001       Dec 31, 2000
                                                                                             --------    ------------
Equity and other income (loss) from affiliates .......................................        $(8,930)     $(1,000)
Gain from disposition of investments in equity affiliates ............................         ------       ------
Equity in undistributed income (loss) from Metaldyne Company, LLC ....................        (34,400)     (25,870)
                                                                                             --------     --------
     Net income (loss) ...............................................................        (43,330)     (26,870)
Redeemable preferred stock dividends .................................................          5,850          390
                                                                                             --------     --------
     Earnings (loss) attributable to common stock ....................................       $(49,180)    $(27,260)
                                                                                             =========    =========



                        CONDENSED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        Year Ended
                                                                                       December 31,   Nov 28, 2000-
                                                                                           2001       Dec 31, 2000
                                                                                         --------     ------------
Operating activities:
Net Income (loss) .................................................................      $(43,330)      $(26,870)
Equity loss (income)...............................................................         8,930          1,000
Less undistributed loss of subsidiaries and partially owned
     affiliates ...................................................................        34,400         25,870
                                                                                       ----------       --------
     Net cash provided (used) by operating activities .............................         -----          -----
                                                                                       ----------       --------
Financing activities:
     Payment of dividends .........................................................        (5,850)          (390)
     Issuance of Company Common Stock .............................................         -----        126,110
                                                                                       ----------       --------
         Net cash provided (used by) used by financing activities .................        (5,850)       125,720
                                                                                       -----------      --------
Investing Activities:
     Investment by (in) Metaldyne Company, LLC ....................................         5,850       (125,720)
                                                                                       ----------       --------
     Net cash provided by investing activities ....................................        $5,850      $(125,720)
                                                                                     ============      ==========
Cash and cash increase (decrease) for the year ....................................         -----          -----

At January 1 ......................................................................         -----          -----
                                                                                       ----------       --------
     At December 31 ...............................................................         -----          -----
                                                                                     ============       ========

                              METALDYNE CORPORATION
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

              COLUMN A                        COLUMN B                COLUMN C             COLUMN D       COLUMN E
----------------------------------------     -----------     --------------------------    -----------    --------------
                                                                      ADDITIONS
                                                             --------------------------

                                                                             CHARGED
                                              BALANCE AT       CHARGED       (CREDITED)
              DESCRIPTION                     BEGINNING        TO COSTS      TO OTHER                      BALANCE AT
                                              OF PERIOD      AND EXPENSES    ACCOUNTS       DEDUCTIONS     END OF PERIOD
----------------------------------------     -----------     -----------    -----------    -----------    --------------

Allowance for doubtful accounts,
   deducted from accounts receivable
   in the balance sheet:
     2001 ...............................     $5,420,000      $2,320,000      $650,000     $3,010,000       $5,380,000
                                             ===========     ===========    ==========     ==========     ============

     2000 ...............................     $4,290,000      $2,440,000     $  10,000     $1,320,000       $5,420,000
                                             ===========     ===========    ==========     ==========     ============
     1999 ...............................     $3,410,000      $1,080,000    $    20,000    $   220,000      $4,290,000
                                             ===========     ===========    ===========    ===========    ============

NOTES:

 (A) Allowance of companies acquired, and other adjustments, net.

 (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                  EXHIBIT INDEX

EXHIBIT          DESCRIPTION
 NUMBER

2.1 Recapitalization Agreement dated as of August 1, 2000 between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC, as amended.(7) Amendment No. 1 to the Recapitalization Agreement, dated October 23, 2000 (7) and Amendment No. 2 to the Recapitalization Agreement, dated November 28, 2000.(7)

3.1             Restated Certificate of Incorporation of MascoTech, Inc.(8)

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

10.3 Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation).(8)

10.4 Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc. (now known as Metaldyne Corporation) the Sellers named therein and MTSPC, Inc. as Purchaser.(7)

10.5 Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC, Inc., MascoTech, Inc. (now known as Metaldyne Corporation), The Chase Manhattan Bank, and the other parties named therein.(7)

10.6 Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 to the Receivables Transfer Agreement.(8)

10.7 Master Lease Agreement dated as of December 21, 2000 between General Electric Capital Corporation and Simpson Industries, Inc.(8)

10.8 Change of Control Agreement with William T. Anderson, dated September 21, 2000.(6)

10.9            Change of Control Agreement with David B. Liner, dated September
                21, 2000.(6)

10.10           Change of Control Agreement with Leroy H. Runk, dated September
                21, 2000.(6)

10.11 Change of Control Agreement with James F. Tompkins, dated September 21, 2000.(6)

10.12 Release and Consulting Agreement with Frank Hennessey, dated November 22, 2000.

10.13           Employment, Release and Consulting Agreement with Lee M.
                Gardner, dated November 22, 2000.(8)

10.14 Employment, Release and Consulting Agreement with Timothy Wadhams, dated November 22, 2000.(8)

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

10.21           Amendment 2 3 and 4 to the Receivables Transfer Agreement.

10.22           Amendment 3 to the Receivables Transfer Agreement.

10.23           Amendment 4 to the Receivables Transfer Agreement.

10.24           Amendment to the November 28, 2000 Credit Agreement.

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

18.1            Letter re: change in accounting principle.

21.1            Subsidiaries of Metaldyne Corporation.(8)

23.1            Consent of PricewaterhouseCoopers LLP.

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

(8) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended
     December 31, 2000.
                                       64