Form 10-Q
period 2002-03-31
METALDYNE CORP
filed 2002-05-15
CIK 745448

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549


                             ---------------------
                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                   FOR QUARTERLY PERIOD ENDED MARCH 31, 2002


                         COMMISSION FILE NUMBER 1-12068


                             METALDYNE CORPORATION
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

                                         (734) 207-6200
                                        (TELEPHONE NUMBER)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES  X   NO
                                    ----    ----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.




                                            SHARES OUTSTANDING AT
                   CLASS                       APRIL 30, 2002
                   -----                       --------------
    COMMON STOCK, PAR VALUE $1 PER SHARE         44,643,637

================================================================================

                             METALDYNE CORPORATION

                                     INDEX



                                                                               PAGE NO.
                                                                              ---------
Part I. Financial Information

 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets -- March 31, 2002
          and December 31, 2001 .............................................       1

         Consolidated Condensed Statements of Operations for the
          Three Months Ended March 31, 2002 and 2001 ........................       2

         Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 2002 and 2001 ........................       3

         Notes to Consolidated Condensed Financial Statements ...............     4-9

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................   10-15

 Item 3. Quantitative and Qualitative Disclosure about Market Risk ..........      15

Part II. Other Information and Signature ....................................   16-17

                         PART I. FINANCIAL INFORMATION

ITEM 1.

                             FINANCIAL STATEMENTS

                             METALDYNE CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                              (UNAUDITED)
                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2002             2001
                                                                            --------------   -------------
                                ASSETS

Current assets:
 Cash and cash investments ..............................................     $    1,470      $       --
 Receivables, net .......................................................        130,210         104,160
 Inventories ............................................................        160,580         162,660
 Deferred and refundable income taxes ...................................         10,100          13,630
 Prepaid expenses and other assets ......................................         41,160          29,330
                                                                              ----------      ----------
   Total current assets .................................................        343,520         309,780
Equity and other investments in affiliates ..............................         16,680          17,130
Property and equipment, net .............................................        883,930         921,440
Excess of cost over net assets of acquired companies ....................      1,040,560       1,038,810
Intangibles and other assets ............................................        657,470         666,530
                                                                              ----------      ----------
   Total assets .........................................................     $2,942,160      $2,953,690
                                                                              ==========      ==========
                              LIABILITIES

Current liabilities:
 Accounts payable .......................................................     $  201,160      $  169,160
 Accrued liabilities ....................................................        150,330         188,840
 Current maturities, long-term debt .....................................         41,120          42,700
                                                                              ----------      ----------
   Total current liabilities ............................................        392,610         400,700
Long-term debt ..........................................................      1,063,230       1,096,060
Subordinated debentures .................................................        267,580         262,860
Deferred income taxes ...................................................        341,720         337,760
Other long-term liabilities .............................................        165,740         146,420
                                                                              ----------      ----------
   Total liabilities ....................................................      2,230,880       2,243,800
                                                                              ----------      ----------
Redeemable preferred stock, 545,154 shares outstanding ..................         56,910          55,160
Redeemable restricted common stock, 2 million and 2.6 million shares
 outstanding, respectively ..............................................         31,600          32,760
Less:  Restricted unamortized stock awards ..............................        (10,550)        (12,060)
                                                                              ----------      ----------
   Total redeemable stock ...............................................         77,960          75,860
                                                                              ----------      ----------
                          SHAREHOLDERS' EQUITY

Preferred stock (non-redeemable), $1 par:
 Authorized 25 million; Outstanding: None ...............................             --              --
Common stock, $1 par:
 Authorized: 250 million; Outstanding: 42.6 million .....................         42,650          42,570
Paid-in capital .........................................................        681,050         679,670
Accumulated deficit .....................................................        (72,290)        (76,440)
Accumulated other comprehensive loss ....................................        (18,090)        (11,770)
                                                                              ----------      ----------
   Total shareholders' equity ...........................................        633,320         634,030
                                                                              ----------      ----------
   Total liabilities, redeemable stock and shareholders' equity .........     $2,942,160      $2,953,690
                                                                              ==========      ==========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             METALDYNE CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                         -----------------------------
                                                                  (UNAUDITED)
                                                              2002            2001
                                                         -------------   -------------
Net sales ............................................    $  559,870     $  556,130
Cost of sales ........................................      (448,420)      (449,790)
                                                          ----------     -----------
 Gross profit ........................................       111,450        106,340
Selling, general and administrative expenses .........       (66,400)       (71,290)
Legacy restricted stock award expense ................        (2,080)        (1,770)
                                                          ----------     -----------
 Operating profit ....................................        42,970         33,280
Other expense, net:
 Interest expense ....................................       (28,120)       (42,570)
 Other, net ..........................................        (5,480)        (6,690)
                                                          ----------     -----------
   Other expense, net ................................       (33,600)       (49,260)
                                                          ----------     -----------
Income (loss) before income taxes ....................         9,370        (15,980)
Income taxes (credit) ................................         3,510         (3,410)
                                                          ----------     -----------
Net income (loss) ....................................         5,860        (12,570)
Preferred stock dividends ............................         1,710          1,170
                                                          ----------     -----------
Earnings (loss) attributable to common stock .........    $    4,150     $  (13,740)
                                                          ==========     ===========
Basic earnings (loss) per share ......................    $      .10     $     (.36)
                                                          ==========     ===========
Diluted earnings (loss) per share ....................    $      .09     $     (.36)
                                                          ==========     ===========
Cash dividends declared per share ....................    $       --     $       --
                                                          ==========     ===========
Cash dividends paid per share ........................    $       --     $       --
                                                          ===========    ===========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             METALDYNE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (DOLLARS IN THOUSANDS)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                   -----------------------------
                                                                            (UNAUDITED)
                                                                        2002            2001
                                                                   -------------   -------------
OPERATING ACTIVITIES:
 Net income (loss) .............................................    $    5,860       $ (12,570)
 Adjustments to arrive at cash provided by operating activities:
   Depreciation and amortization in operating profit ...........        31,070          38,400
   Legacy stock award expense ..................................         2,080           1,770
   Debt fee amortization .......................................         2,100           1,650
   Deferred income taxes .......................................         7,390          (3,210)
   Non-cash interest expense (interest accretion) ..............         4,720           4,170
   Other, net ..................................................        (3,360)         (1,810)
   Changes in current assets and liabilities:
    Accounts receivable ........................................       (49,650)        (64,870)
    Proceeds from accounts receivable sale .....................        23,430          22,380
    Inventory ..................................................         2,090          11,420
    Prepaid expenses and other current assets ..................        (4,350)         35,080
    Accounts payable and accrued expenses ......................        10,450         (31,030)
                                                                    ----------       ---------
      Total change in current assets and liabilities ...........       (18,030)        (27,020)
                                                                    ----------       ---------
 Net cash provided by operating activities .....................        31,830           1,380
                                                                    ----------       ---------
INVESTING ACTIVITIES:
 Capital expenditures ..........................................       (27,280)        (32,910)
 Proceeds from sale/leaseback of fixed assets ..................        33,370              --
 Other, net ....................................................        (2,390)         (6,340)
                                                                    ----------       ---------
 Net cash provided by (used for) investing activities ..........         3,700         (39,250)
                                                                    ----------       ---------
FINANCING ACTIVITIES:
 Proceeds from borrowings ......................................       158,400          55,670
 Principal payments on borrowings ..............................      (192,810)        (32,200)
 Other, net ....................................................           350          (1,290)
                                                                    ----------       ---------
 Net cash provided by (used for) financing activities ..........       (34,060)         22,180
                                                                    ----------       ---------
Net increase (decrease) in cash ................................         1,470         (15,690)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................            --          26,320
                                                                    ----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................    $    1,470       $  10,630
                                                                    ==========       =========
Supplementary cash flow information:
 Cash paid (refunded) for income taxes, net ....................    $    1,020       $ (12,330)
 Cash paid for interest ........................................        25,080       $  30,500

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             METALDYNE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND OTHER INFORMATION

   We ("Metaldyne" or the "Company") are a leading global manufacturer of highly engineered products for the transportation, industrial and consumer markets. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products.

   In the opinion of the Company, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Annual Report"). The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the full year.

   The Company's fiscal year ends on the Sunday nearest December 31. The Company's fiscal quarters end on the Sundays nearest March 31, June 30, and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

   As described in Note 1 to our financial statements included in our 2001 Annual Report, we had a change in accounting basis. Our first quarter 2001 financial statements include the retroactively adopted effects of this change in accounting basis.


2. NEW ACCOUNTING PRONOUNCEMENTS


   GOODWILL AND OTHER INTANGIBLE ASSETS

   Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and stopped the amortization of goodwill. At March 31, 2002, our unamortized goodwill balance was approximately $1,040 million. As of March 31, 2002, the Company had not completed the initial impairment test of goodwill. This impairment assessment will be completed by June 30, 2002 as required by SFAS No. 142.

   The following table summarizes the effect on net loss and basic and diluted loss per share as a result of excluding amortization expense related to goodwill that is no longer being amortized for the three months ended March 31, 2001. The three months ended March 31, 2002 are included for comparison purposes.



                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                         2002         2001
                                                     ----------- -------------
                                                          (IN THOUSANDS)
   Net income (loss), as reported ..................   $ 5,860     $ (12,570)
   Add back: goodwill amortization .................        --         7,560
                                                       -------     ---------
   Net income (loss), as adjusted ..................   $ 5,860     $  (5,010)
                                                       =======     =========
   Basic earnings (loss) per share, as adjusted ....   $   .10     $    (.16)
                                                       =======     =========
   Diluted earnings (loss) per share, as adjusted ..   $   .09     $    (.16)
                                                       =======     =========

   There has been no significant change in amortizable intangible assets disclosed in the Company's 2001 Annual Report, other than amortization expense of $9 million during the three months ended March 31, 2002.


   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

   The Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001, which is effective January 1, 2003. SFAS No. 143 requires that an existing legal

                             METALDYNE CORPORATION
   obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. The Company is currently reviewing the provisions of SFAS No. 143 and assessing the impact of adoption.


   ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS


   On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Under SFAS No. 144, a single accounting method was established for long-lived assets to be disposed of. SFAS No. 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between the carrying amount and fair value. The adoption of this Statement did not have any impact on the financial position of the Company.


3. DERIVATIVE FINANCIAL INSTRUMENTS


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


   The Company has entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its Credit Facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a three month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $376 million. A cumulative unrealized loss of $4.2 million as of March 31, 2002 is included in other comprehensive income and accrued and other long-term liabilities.


4. ACCOUNTS RECEIVABLE SECURITIZATION


   The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.7 million for the three months ended March 31, 2002, and is included in other expense in the income statement. At March 31, 2002, a total of approximately $191 million of receivables were sold and the Company retained a subordinated interest of approximately $53 million, which was included in the receivables balance in the consolidated balance sheet. The proceeds from the sale of accounts receivable, net for the three months ended March 31, 2002, was $23.4 million.

                             METALDYNE CORPORATION

5. EARNINGS PER SHARE


   The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:



                                                                           THREE MONTHS ENDED MARCH 31
                                                                           ---------------------------
                                                                               2002          2001
                                                                           ------------ -------------
                                                                              (IN THOUSANDS EXCEPT
                                                                               PER SHARE AMOUNTS)
   Weighted average number of shares outstanding .........................     42,650        38,390
                                                                               ======        ======
   Income (loss) before extraordinary item ...............................   $  5,860     $ (12,570)
   Less: Preferred stock dividends .......................................      1,710         1,170
                                                                             --------     ---------
   Earnings (loss) used for basic earnings per share computation .........   $  4,150     $ (13,740)
                                                                             ========     =========
   Basic earnings (loss) per share .......................................   $    .10     $    (.36)
                                                                             ========     =========
   Total shares used for basic earnings per share computation ............     42,650        38,390
   Dilutive securities:
   Contingently issuble shares ...........................................      1,830            --
                                                                             --------     ---------
   Total shares used for diluted earnings per share computation ..........     44,480        38,390
                                                                             ========     =========
   Earnings (loss) used for diluted earnings per share computation .......   $  4,150     $ (13,740)
                                                                             ========     =========
   Diluted earnings (loss) per share .....................................   $    .09     $    (.36)
                                                                             ========     =========

   Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are 2,855,000 of stock options as they had no dilutive effect at March 31, 2002.


6.  INVENTORIES


     Inventories by component are as follows:



                              MARCH 31, 2002   DECEMBER 31, 2001
                             ---------------- ------------------
                                       (IN THOUSANDS)
   Finished goods ..........     $ 80,690          $ 81,540
   Work in process .........       39,470            41,060
   Raw materials ...........       40,420            40,060
                                 --------          --------
                                 $160,580          $162,660
                                 ========          ========

7. PROPERTY AND EQUIPMENT, NET


   Property and equipment, net reflects accumulated depreciation of $112.2 and $90 million as of March 31, 2002 and December 31, 2001, respectively.


   In December 2001 and January 2002, the Company entered into sale-leaseback transactions with respect to equipment and approximately 20 real properties with total net proceeds of approximately $56 million. Proceeds of $23 million and $33 million were received in December 2001 and January 2002, respectively.

                             METALDYNE CORPORATION

 8. OTHER COMPREHENSIVE INCOME

     The Company's total comprehensive income for the period was as follows:



                                                   THREE MONTHS ENDED MARCH
                                                              31
                                                   -------------------------
                                                       2002         2001
                                                   ----------- -------------
                                                        (IN THOUSANDS)
       Net income (loss) .........................  $  5,860     $ (12,570)
       Foreign currency translation loss .........    (7,970)      (13,480)
       Interest rate agreements ..................     1,650            --
                                                    --------     ---------
        Total comprehensive loss .................  $   (460)    $ (26,050)
                                                    ========     =========

 9. COMMITMENTS AND CONTINGENCIES

   A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including a subsidiary of ours, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs. Additionally, we and approximately 60 other entities including the State are defendants in a toxic tort suit brought in the Superior Court of the State of California in May 1998 by various persons residing in the area of the site and seeking damages for alleged personal injuries claimed to arise from exposure to contaminants from the site. The case is still in the discovery state but we believe there are good defenses to the claims against us. Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site.

   Additionally, as of April 26, 2002 the Company is party to approximately 435 pending cases involving an aggregate of approximately 6,648 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. There were three types of gaskets that we manufactured and we ceased the use of asbestos in our products at various dates in the 1980's and 1990's. We believe that many of our pending cases relate to locations which none of our gaskets were distributed or used. In addition, we acquired various companies to distribute our products that distributed gaskets of other manufacturers prior to acquisition. Approximately 463 cases involving 2,600 claimants (which are not included in the pending cases noted above) that have been either dismissed for lack of product identification or otherwise or been settled or made subject to agreements to settle. Our total settlement costs for all such cases, some of which were filed over 12 years ago, have been approximately $1.5 million. Based upon our experience to date and other available information, we do not believe that these cases will have a material adverse effect

                             METALDYNE CORPORATION
   on our financial condition or results of operation. However, we cannot assure you that we will not be subjected to significant additional claims in the future or that the cost of settling cases in which product identification can be made will not increase or that we will not be subjected to further claims in respect of the former activities of our acquired gasket distributors.

   The Company has provided accruals based upon our present knowledge and subject to future legal and factual developments. We do not believe that any of these litigations will have a material adverse effect on our consolidated financial position, results of operations or cash flow. There can be no assurance that future legal and factual developments will not result in materially adverse expenditures.

   The Company is subject to other claims and litigation in the ordinary course of our business, but does not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operation.


10. ACQUISITION RELATED INTEGRATION ACTIONS

   In 2001, the Company began to implement plans to integrate the three acquired legacy companies into the Company's new vision, align the business units under our new operating structure and leadership team, and reformulate our cost structure to be more competitive in the marketplace. To facilitate these initiatives, we terminated hundreds of employees and closed unprofitable businesses and plants. The majority of these actions were completed in 2001, but some are ongoing as of March 31, 2002. At March 31, 2002, in addition to the amounts shown in the table below, the Company had an approximate $14 million accrual related to severance agreements with former Company management. The amounts reflected represent total estimated cash payments. The following table summarizes the recent activity for the purchase accounting adjustments established relating to the three acquisitions:



                                                          UTILIZED
                                    ACCRUAL AT    -------------------------    ACCRUAL AT
                                     12/31/01         CASH        NON-CASH      3/31/02
                                   ------------   ------------   ----------   -----------
                                                       (IN THOUSANDS)
   Severance ...................      $22,910       $ (1,760)        --          $21,150
   Other closure costs .........        6,850            (70)        --            6,780
                                      -------       --------         --          -------
   Total .......................      $29,760       $ (1,830)        --          $27,930
                                      =======       ========         ==          =======

11. SEGMENT INFORMATION

   The Company has defined a segment as a component, with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company operates in two operating groups -- Automotive and TriMas.

   The Automotive Group consists of one operating segment which manufactures a broad range of engineered metal products used primarily in automotive applications and which combines capabilities in engineering, design, machining and assembly. The Automotive Group's sales are primarily to light vehicle OEM's and components assemblers. The Automotive Group's sales are primarily to light vehicle OEM's and component assemblers. The Automotive Group's products include cold, warm, and hot forged products, powdered metal products, tubular fabricated products and light metal castings used in engines, transmissions and drivetrains.

   In the first quarter of 2002, the Company modified the organization structure of the TriMas Group. The Fastener Group has been combined into the Industrial Specialties Group, while the Specialty Packaging Group has been carved out of the Industrial Specialties Group and now represents a new reportable segment. Thus, the reportable segments in our TriMas operations are now: Transportation Accessories, Industrial Specialties, and Specialty Packaging.

   TRANSPORTATION ACCESSORIES -- Manufacturers vehicle hitches and receivers, sway controls, weight distribution and 5th wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories.

                             METALDYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


   SPECIALTY PACKAGING -- Manufacturers closures and dispensing systems for steel and plastic industrial and consumer packaging applications.


   INDUSTRIAL SPECIALTIES -- Manufacturers large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners, highly engineered specialty fasteners for the domestic and international aerospace industry, flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems.


     Segment activity for the three months ended March 31, 2002 and 2001 is as follows:



                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       -----------------------
                         SALES                             2002        2001
                         -----                         ----------- -----------
                                                           (IN THOUSANDS)
   Automotive Group ..................................  $ 368,930   $ 357,170
                                                        ---------   ---------
   Transportation Accessories ........................     75,410      71,270
   Industrial Specialties ............................     88,900     101,400
   Specialty Packaging ...............................     26,630      26,290
                                                        ---------   ---------
    TriMas Group .....................................    190,940     198,960
                                                        ---------   ---------
       Total .........................................  $ 559,870   $ 556,130
                                                        =========   =========
                        EBITDA
                        ------
   Automotive Group ..................................  $  51,770   $  45,940
                                                        ---------   ---------
   Transportation Accessories ........................     14,350      12,080
   Industrial Specialties ............................     13,140      15,290
   Specialty Packaging ...............................      9,100       7,790
                                                        ---------   ---------
    TriMas Group .....................................     36,590      35,160
    Corporate overhead/centralized resources .........    (12,240)     (7,650)
                                                        ---------   ---------
       Total EBITDA ..................................     76,120      73,450
      Depreciation & amortization ....................    (31,070)    (38,400)
      Legacy stock award expense .....................     (2,080)     (1,770)
                                                        ---------   ---------
       Operating profit ..............................  $  42,970   $  33,280
                                                        =========   =========

12. SUBSEQUENT EVENT


   The Company has announced its intention to issue new shares in TriMas Corporation to a group of investors led by Heartland. The issuance is expected to represent approximately 66% of the fully diluted common stock of TriMas and is expected to close in the second quarter of 2002.

                             METALDYNE CORPORATION


ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EBITDA (EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION)

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


SUPPLEMENTAL FINANCIAL ANALYSIS



                                                                  SALES
                                                 ---------------------------------------
                                                     2002          2001       DIFFERENCE
                                                 -----------   -----------   -----------
Automotive Group .............................    $368,930      $357,170      $  11,760
TriMas Group .................................
 Transportation Accessories ..................      75,410        71,270          4,140
 Industrial Specialties ......................      88,900       101,400        (12,500)
 Specialty Packaging .........................      26,630        26,290            340
                                                  --------      --------      ---------
Total TriMas Group ...........................     190,940       198,960         (8,020)
Corporate overhead/centralized resources .....          --            --             --
                                                  --------      --------      ---------
Total Sales ..................................    $559,870      $556,130      $   3,740
                                                  ========      ========      =========



                                                                  EBITDA
                                                 -----------------------------------------
                                                     2002           2001        DIFFERENCE
                                                 ------------   ------------   -----------
Automotive Group .............................    $  51,770      $  45,940      $  5,830
TriMas Group .................................
 Transportation Accessories ..................       14,350         12,080         2,270
 Industrial Specialties ......................       13,140         15,290        (2,150)
 Specialty Packaging .........................        9,100          7,790         1,310
                                                  ---------      ---------      --------
Total TriMas Group ...........................       36,590         35,160         1,430
Corporate overhead/centralized resources .....      (12,240)        (7,650)       (4,590)
                                                  ---------      ---------      --------
Total EBITDA .................................    $  76,120      $  73,450      $  2,670
Depreciation & Amortization ..................      (31,070)       (38,400)        7,330
Legacy Stock Award Expense ...................       (2,080)        (1,770)         (310)
                                                  ---------      ---------      --------
Operating Profit .............................    $  42,970      $  33,280      $  9,690
                                                  =========      =========      ========


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

     Sales for the first three months of 2002 increased by $4 million to $560 million as compared to the same period in 2001. This increase resulted from a $12 million improvement in our Automotive Group offset by an $8 million decline in our TriMas Group. The increase in our automotive sales was driven by an improvement in the underlying automotive market, while the decline in TriMas sales resulted from a general slowdown in our Industrial Specialties segment.

     EBITDA improved to $76 million in the first three months of 2002 as compared to $73 million for the same period in 2001. An additional $5 million in operating lease expense arising from sale and leaseback activities negatively impacted 2002 EBITDA results. Thus, adjusting for lease expense, underlying operating performance reflected an $8 million increase in EBITDA on a $4 million increase in sales. This increase primarily reflects synergistic benefits from the acquisitions of GMTI and Simpson, operational improvements implemented by the new Company management team, and the shared services initiative started in 2001.

     In 2002, a reorganization of our corporate office enabled us to benefit from the centralization of shared services. Thus, we transferred many administrative professionals and costs from our Automotive Group to our corporate headquarters. Centralizing these resources has allowed net cost reductions across the Company and contributed to the improvements in operating performance as described above. This migration of people and costs to our corporate headquarters primarily accounts for the $4.5 million increase in corporate costs in the first quarter of 2002 versus the first quarter of 2001.


AUTOMOTIVE GROUP

     Sales for the Automotive Group benefited from an improved production environment in the first three months of 2002 versus the same period in 2001. Therefore, sales improved by $12 million over the prior year, while EBITDA increased approximately $6 million. This improvement in EBITDA exceeds the contribution margin on the additional sales due to several factors. First, we have gained operational synergies and cost reductions resulting from the integration of the GMTI and Simpson acquisitions. Secondly, the Automotive Group's cost base has decreased as we have migrated certain administrative functions to our corporate headquarters. Finally, increased operational cost reduction focus and initiatives have helped reduce our cost base.

     Other factors have offset these improvements in EBITDA, including $4 million of additional operating lease expense in the group. These expenses relate to sale and leaseback activities conducted from late 2000 to early 2002, which served to reduce our debt by approximately $100 million. In addition, we have increased our engineering and research and development costs to support the significant new business we have been awarded over the last year. Although these programs are not yet in production, we have added approximately $10 million in annual costs related to the engineering and product development processes associated with this potential new business.


TRIMAS GROUP

     In the first quarter of 2002, the Company modified the organization structure of its TriMas operations. The Specialty Fastener Group has been combined into the Industrial Specialties Group, while the Specialty Packaging Group has been carved out of the Industrial Specialties Group and now represents a new reportable segment. Thus, the reportable segments in our TriMas operations are now: Transportation Accessories, Industrial Specialties, and Specialty Packaging.

     TriMas Group sales decreased by $8 million in the first three months of 2002 as compared to the same period in 2001. The primary cause for this decrease was a $12 million decline in Industrial Specialties sales, offset by a $4 million increase in the Transportation Accessories Group sales. EBITDA for the group improved by $1.4 million during the period in comparison with 2001, despite the sales decrease. This improvement resulted from cost reduction projects initiated in 2001 as well as a favorable mix change between the segments.

     Transportation Accessories -- Transportation Accessories experienced a 6% sales increase in the first three months of 2002 compared to the same period in 2001. This increase is a result of stronger retail sales and new product sales in our manufacturer customer base. EBITDA increased by approximately 19% during the period. This improvement exceeded the contribution margin of the increased sales volume primarily due to cost savings originating from a plant consolidation effort initiated in 2001.

     Industrial Specialties -- Industrial Specialties sales declined by $12 million for the first three months of 2002 compared to the same period in 2001. Our fastener, compressed gas cylinder and commercial insulation businesses were primarily responsible for this decline. Our fastener business has been negatively affected by several simultaneous factors over the last year, including a large decrease in medium and heavy truck production; increased price competition fueled, in part, by internet e-auctions; and a general inventory correction arising from the industrial recession in 2001. EBITDA for the segment fell by less than the contribution margin of the sales decline. The key driver for retaining profitability resulted from several plant consolidations and cost reduction activities initiated in 2001.

     Specialty Packaging -- Specialty Packaging sales approximated 2001 levels, but EBITDA improved by over $1 million. The improved margin is the result of a series of cost reduction efforts initiated in 2001, including significant cost reductions in foreign operations.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE

     Selling, general and administrative costs were approximately $66 million or 11.9% as a percent of sales in the first three months of 2002 as compared with $71 million or 12.8% as a percent of sales in the same period last year. This decrease is principally due to the elimination of goodwill amortization and cost reduction efforts initiated, offset by an increase in rent expense associated with the sale-leaseback transactions.

     Interest expense was $28 million for the first three months of 2002 as compared to $43 million for the same period of 2001. This decrease was due primarily to a reduction in interest resulting from a lower debt balance in 2002, and a 4% reduction in the LIBOR rate for the comparable periods of 2002 and 2001.


LIQUIDITY AND CAPITAL RESOURCES

     Net income increased $18 million for the three months ended March 31, 2002 compared to the prior year period. This increase is primarily due to an increase in sales for the quarter, the elimination of goodwill amortization, a reduction in interest expense, and operational synergies and cost reductions throughout the Company.

     Operating activities generated $32 million of cash for the first three months of 2002 compared with $1 million of cash in the same period 2001. Excluding the proceeds from the sale of receivables, operating activities provided $8 million of cash for the first quarter of 2002 as compared to a use of $21 million of cash for the comparable period in 2001. This increase is due primarily to the $18 million increase in net income and a $9 million improvement in working capital. For the first quarter 2002, changes in working capital were a use of cash of $18 million versus a use of cash of $27 million for the first quarter 2001.

     Investing activities resulted in a source of cash of $4 million for the first three months of 2002 compared with a use of cash of $39 million for the same period in 2001. The increase is primarily the result of proceeds from sale-leaseback transactions in 2002. In December 2001 and January 2002, the Company entered into sale-leaseback transactions with respect to equipment and approximately 20 real properties with total proceeds of approximately $56 million. Proceeds of $23 million and $33 million were received in December 2001 and January 2002, respectively. Capital expenditures were $27 million for the first three months of 2002 as compared with $33 million in 2001.

     Financing activities were a use of cash of $34 million for the first three months of 2002 compared with a source of cash of $22 million for the same period in 2001. The decrease is primarily the result of a $33 million prepayment of the Company's term loan debt in conjunction with the sale-leaseback, plus a lower level of revolver debt borrowing in the quarter. All of the Company's leases are accounted for as operating leases and the associated rent expense is included in our financial results on an as-incurred basis.

     As a result of the November 2000 recapitalization and the Simpson and GMTI acquisitions, we are highly leveraged and have significantly increased our interest expense relative to historical levels. We will need to dedicate significant portions of cash flow to debt service, leases and other obligations. In addition to normal capital expenditures, as we expand our business, we may have to incur other significant expenditures to prepare for and manufacture these additional products. We may incur material amounts of additional debt and further burden our cash flow in pursuit of acquisition strategies.

     As of March 31, 2002, our credit facility included a $300 million revolving credit facility, a $436 million tranche A term loan facility, a $463 tranche B term loan facility and a $180 million tranche C term loan facility. Our revolving credit balances fluctuate daily based upon our working capital and other ordinary course of business needs. At March 31, 2002, there was approximately $108 million unused and available under the revolving credit agreement. Availability under our revolving credit facility depends upon compliance with our financial covenants, among other things, in our Credit Facility. Our other important source of liquidity is our $225 million accounts receivable financing arrangement, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At March 31, 2002, $191 million of this accounts receivable financing source was utilized, which is described later in this section. In addition to our credit facility, we had approximately $291 million of other indebtedness outstanding as of March 31, 2002, which includes our face value $305 subordinated debt and other miscellaneous items. Metaldyne also has a commitment from Masco Corporation, one of our shareholders, to purchase up to $100 million of a new issue of Metaldyne subordinated debt, subject to limited conditions, on or prior to October 31, 2003.

     As of March 31, 2002, our debt includes $305 million principal amount of 4-1/2 subordinated debentures, which mature in December 2003. These bonds are carried at a discounted amount of $268 million on our March 31, 2002 Balance Sheet and will accrete to the $305 million liquidation value over a two-year period until maturity in late 2003.

     As of March 31, 2002, the amortization of our bank term indebtedness is as follows (in millions):



        2002 .......................... $  36.3
        2003 .......................... $  69.3
        2004 .......................... $  78.9
        2005 .......................... $  78.9
        2006 .......................... $  88.4
        2007 .......................... $ 255.2
        2008 .......................... $ 359.1
        2009 .......................... $ 113.0

     We have other cash commitments not relating to debt as well, such as those in respect of leases, preferred stock and restricted stock awards.

     We have engaged in a number of sale-leaseback transactions. At the time of the GMTI acquisition in June 2001, GMTI entered into a sale-leaseback with respect to certain manufacturing equipment and two real properties for proceeds of approximately $35 million and reduced the debt that we assumed as part of the acquisition by that amount. In June 2001, we entered into a $25 million sale/leaseback related to manufacturing & assembly equipment. In December 2001 and January 2002, we entered into additional sale-leaseback transactions with respect to equipment and approximately 20 real properties for net proceeds of approximately $56 million and used the proceeds to repay a portion of our term debt under our credit facility. All of these leases are accounted for as operating leases and the associated rent expense is included in our financial results on an as-incurred basis.

     In November 2000, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, or MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit.

     The facility is subject to customary termination events, including, but not limited to, breach of representations on warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At March 31, 2002, approximately $191 million of our $225 million receivables facility was utilized. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires November 2003. If we are unable to renew or replace this facility, it could materially adversely affect our liquidity.

     During the first quarter of 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and a three month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively, and four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $376 million.

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


MARKET TRENDS

     Our sales for use in the OEM segments of the automotive industry accounted for approximately 32% of our annual 2001 net sales. The automotive industry is highly cyclical, is dependent on consumer spending, interest rates and consumer confidence and is subject to, among other things, general economic conditions and the impact of international trade. There are signs that the economy is generally improving; however, there can be no assurance that sales of these vehicles will not decline or that pricing pressure from customers or competitors will not have an impact on future performance.


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

     o Dependence on Third-Party Suppliers and Manufacturers -- Increases in raw material and energy costs and a loss of a substantial number of our suppliers could affect our financial health.

     o Changing Technology -- Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by our competitors.

     o Customer Concentration -- Our customer base includes significant concentration within the automotive industry and the loss of business from a major customer or a change in auto consumer preferences or regulations could materially affect us.

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

     o Outsourcing Trend -- Our strategy may not succeed if anticipated outsourcing fails to occur due to union considerations.

     o Environmental Matters -- We have been and may be subject in the future to potential exposure to environmental liabilities.

     o Government Regulation -- We may experience increased costs due to compliance with the Fastener Quality Act.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET ABOUT RISK

     In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See footnote 6 for a discussion of interest rate risk and the objectives and strategies used to manage these risks.

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


                                        METALDYNE CORPORATION
                                        --------------------------------------
                                        (Registrant)



                                        By: /s/ William M. Lowe, Jr.
DATE: May 15, 2002                      --------------------------------------
                                            William M. Lowe, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            Chief Accounting Officer and
                                            Authorized Signatory

                              METALDYNE CORPORATION

                                  EXHIBIT INDEX



EXHIBIT


Exhibit 12 Computation of Ratio of Earnings to COmbined Fixed and Preferred Stock Dividends