Form 10-Q
period 2002-06-30
METALDYNE CORP
filed 2002-08-14
CIK 745448

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002
                         COMMISSION FILE NUMBER 1-12068


                             METALDYNE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  DELAWARE                         38-2513957
                  --------                         ----------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)        Identification No.)


 47659 HALYARD DRIVE, PLYMOUTH, MICHIGAN           48170-2429
 ---------------------------------------           ----------
 (Address of principal executive offices)          (Zip Code)


                                 (734) 207-6200
                                 --------------
                               (Telephone Number)




 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  [X] NO  [ ]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.



                                                  SHARES OUTSTANDING AT
                     CLASS                            JULY 31, 2002
                     -----                            -------------
Common stock, par value $1 per share..........          44,643,637

================================================================================

                             METALDYNE CORPORATION


                                     INDEX




                                                                                     PAGE NO.
                                                                                    ---------
 Part I. Financial Information

  Item 1.    Financial Statements

             Consolidated Condensed Balance Sheets - June 30, 2002
             and December 31, 2001 ..............................................         1

             Consolidated Condensed Statements of Operations for the Three and
             Six Months Ended June 30, 2002 and 2001 ............................         2

             Consolidated Condensed Statements of Cash Flows for the
             Six Months Ended June 30, 2002 and 2001 ............................         3

             Notes to Consolidated Condensed Financial Statements ...............      4-13

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................................     14-26

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk ..........        26

 Part II. Other Information and Signature .....................................       27-28

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             METALDYNE CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 2002 AND DECEMBER 31, 2001
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             (UNAUDITED)    DECEMBER 31,
                                                                            JUNE 30, 2002       2001
                                  ASSETS                                   --------------- -------------
Current assets:
 Cash and cash investments ...............................................   $   10,760     $       --
 Receivables, net ........................................................      232,070        104,160
 Inventories .............................................................       74,050        162,660
 Deferred and refundable income taxes ....................................        4,060         13,630
 Prepaid expenses and other assets .......................................       56,250         29,330
                                                                             ----------     ----------
   Total current assets ..................................................   $  377,190        309,780
Restricted cash ..........................................................       77,000             --
Equity and other investments in affiliates ...............................      186,160         17,130
Property and equipment, net ..............................................      662,880        921,440
Excess of cost over net assets of acquired companies .....................      522,270      1,038,810
Intangibles and other assets .............................................      298,130        666,530
                                                                             ----------     ----------
    Total assets .........................................................   $2,123,630     $2,953,690
                                                                             ==========     ==========
                               LIABILITIES
Current liabilities:
 Accounts payable ........................................................   $  167,100     $  169,160
 Accrued liabilities .....................................................       82,360        188,840
 Current maturities, long-term debt ......................................        4,350         42,700
                                                                             ----------     ----------
   Total current liabilities .............................................   $  253,810     $  400,700
Long-term debt ...........................................................      418,140      1,096,060
Subordinated debentures ..................................................      407,910        262,860
Deferred income taxes ....................................................      168,510        337,760
Other long-term liabilities ..............................................      117,200        146,420
                                                                             ----------     ----------
    Total liabilities ....................................................   $1,365,570     $2,243,800
                                                                             ----------     ----------
Redeemable preferred stock, 545,154 shares outstanding ...................       58,670         55,160
Redeemable restricted common stock, 1.7 million and 2.6 million shares
 outstanding respectively ................................................       32,640         32,760
Less: Restricted unamortized stock awards ................................       (4,690)       (12,060)
                                                                             ----------     ----------
    Total redeemable stock ...............................................   $   86,620         75,860
                                                                             ----------     ----------

                           SHAREHOLDERS' EQUITY
Preferred stock (non-redeemable), $1 par:
 Authorized 25 million; Outstanding: None ................................           --             --
Common stock, $1 par:
 Authorized: 250 million; Outstanding: 42.6 million ......................       42,650         42,570
Paid-in capital ..........................................................      681,050        679,670
Accumulated deficit ......................................................      (85,090)       (76,440)
Accumulated other comprehensive income (loss) ............................       32,830        (11,770)
                                                                             ----------     ----------
    Total shareholders' equity ...........................................      671,440        634,030
                                                                             ----------     ----------
    Total liabilities, redeemable stock and shareholders' equity .........   $2,123,630     $2,953,690
                                                                             ==========     ==========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             METALDYNE CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30                         JUNE 30
                                                            -----------------------------   -----------------------------
                                                                     (UNAUDITED)                     (UNAUDITED)
                                                                 2002            2001            2002            2001
                                                            -------------   -------------   -------------   -------------
Net sales ...............................................    $  530,460      $  572,780      $1,090,330      $1,128,910
Cost of sales ...........................................      (424,110)       (454,230)       (872,530)       (904,020)
                                                             ----------      ----------      ----------      ----------
   Gross profit .........................................       106,350         118,550         217,800         224,890
Selling, general and administrative expenses ............       (59,270)        (67,580)       (125,670)       (138,870)
Legacy restricted stock award expense ...................        (1,080)         (1,760)         (3,160)         (3,530)
                                                             ----------      ----------      ----------      ----------
   Operating profit .....................................        46,000          49,210          88,970          82,490
Other expense, net:
 Interest expense .......................................       (28,500)        (37,570)        (56,620)        (80,140)
 Loss on interest rate arrangements upon early
   retirement of term loans .............................        (7,550)             --          (7,550)             --
 Equity gain (loss) from affiliates, net ................         2,780            (440)          2,330          (1,020)
 Other, net .............................................        (7,270)         (9,120)        (12,300)        (15,230)
                                                             ----------      ----------      ----------      ----------
   Other expense, net ...................................       (40,540)        (47,130)        (74,140)        (96,390)
                                                             ----------      ----------      ----------      ----------
Income (loss) before income taxes and
 extraordinary item .....................................         5,460           2,080          14,830         (13,900)
Income taxes (credit) ...................................       (17,720)          2,790         (14,210)           (620)
                                                             ----------      ----------      ----------      ----------
Income (loss) before extraordinary item .................        23,180            (710)         29,040         (13,280)
Extraordinary loss on repurchase of debentures
 and early retirement of term loans, net of taxes
 of $21,920 .............................................       (34,290)             --         (34,290)             --
                                                             ----------      ----------      ----------      ----------
Net loss ................................................       (11,110)           (710)         (5,250)        (13,280)
Preferred stock dividends ...............................         1,700           1,170           3,400           2,340
                                                             ----------      ----------      ----------      ----------
 Loss attributable to common stock ......................    $  (12,810)     $   (1,880)     $   (8,650)     $  (15,620)
                                                             ==========      ==========      ==========      ==========
Basic earnings (loss) per share:
 Before extraordinary loss less preferred stock .........    $      .50      $     (.04)     $      .60      $     (.37)
 Extraordinary loss .....................................          (.80)             --            (.80)             --
                                                             ----------      ----------      ----------      ----------
 Net loss attributable to common stock ..................    $     (.30)     $     (.04)     $     (.20)     $     (.37)
                                                             ==========      ==========      ==========      ==========
Diluted earnings (loss) per share:
 Before extraordinary loss less preferred stock .........    $      .48      $     (.04)     $      .58      $     (.37)
 Extraordinary loss .....................................          (.77)             --            (.77)             --
                                                             ----------      ----------      ----------      ----------
 Net loss attributable to common stock ..................    $     (.29)     $     (.04)     $     (.19)     $     (.37)
                                                             ==========      ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             METALDYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                            (DOLLARS IN THOUSANDS)




                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                  -------------------------------
                                                                                            (UNAUDITED)
                                                                                        2002             2001
                                                                                  ---------------   -------------
OPERATING ACTIVITIES:
 Income before extraordinary item .............................................    $     29,040      $  (13,280)
 Adjustments to arrive at cash provided by (used for) operating activities:
   Depreciation and amortization in operating profit ..........................          58,930          82,320
   Legacy stock award expense .................................................           3,160           3,530
   Debt fee amortization ......................................................           3,410           3,600
   Deferred income taxes ......................................................           3,040          (5,230)
   Non-cash interest expense (interest accretion) .............................           8,900           8,350
   Loss on interest rate arrangements upon early retirement of debt ...........           7,550              --
   Tax refund receivable ......................................................         (20,000)             --
   Other, net .................................................................             860           2,600
   Changes in current assets and liabilities:
    Accounts receivable .......................................................         (71,230)        (56,140)
    Net proceeds from and repayments of accounts receivable sale ..............        (167,360)         44,730
    Inventory .................................................................          (3,400)         26,390
    Prepaid expenses and other current assets .................................          (3,090)         31,470
    Accounts payable and accrued expenses .....................................          32,440         (14,690)
                                                                                   ------------      ----------
      Total change in current assets and liabilities ..........................        (212,640)         31,760
                                                                                   ------------      ----------
 Net cash provided by (used for) operating activities .........................        (117,750)        113,650
                                                                                   ------------      ----------
INVESTING ACTIVITIES:
 Capital expenditures .........................................................         (57,210)        (64,790)
 Acquisition of business, net of cash received ................................              --         (83,320)
 Disposition of business ......................................................         840,000              --
 Proceeds from sale/leaseback of fixed assets .................................          33,370          36,440
 Other, net ...................................................................            (500)         (3,580)
                                                                                   ------------      ----------
 Net cash provided by (used for) investing activities .........................         815,660        (115,250)
                                                                                   ------------      ----------
FINANCING ACTIVITIES:
 Proceeds from borrowings .....................................................         925,400          69,490
 Principal payments on borrowings .............................................      (1,519,950)        (76,780)
 Restricted cash related to the convertible subordinated notes ................         (77,000)             --
 Capitalization of debt refinancing fees ......................................         (11,590)             --
 Issuance of common stock .....................................................           1,270              --
 Penalties on early extinguishment of debt ....................................          (6,480)             --
 Other, net ...................................................................           1,200          (2,010)
                                                                                   ------------      ----------
 Net cash used for financing activities .......................................        (687,150)         (9,300)
                                                                                   ------------      ----------
Net increase (decrease) in cash ...............................................          10,760         (10,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................              --          26,320
                                                                                   ------------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................    $     10,760      $   15,420
                                                                                   ============      ==========
Supplementary cash flow information:
 Cash paid (refunded) for income taxes, net ...................................           9,200          (9,750)
 Cash paid for interest .......................................................          65,420          72,710

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             METALDYNE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND OTHER INFORMATION

   We ("Metaldyne" or the "Company") are a leading global manufacturer of highly engineered metal components for the global light vehicle market. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications.

   In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10K"). The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results for the full year.

   The Company's fiscal year ends on the Sunday nearest December 31. The Company's fiscal quarters end on the Sundays nearest March 31, June 30, and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

   As described in Note 1 to our financial statements included in our 2001 Form 10K, we had a change in accounting basis relating to our November 2000 Recapitalization. The three months and six months ended June 30, 2001 financial information included herein, reflect the retroactively adopted effect of this change in accounting basis.

   Certain prior period amounts have been reclassified to conform with current period presentation.

2. DISPOSITION OF BUSINESS

   On June 6, 2002, the Company sold TriMas Corporation ("TriMas") common stock to Heartland Industrial Partners, L.P. ("Heartland") and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. The Company retained approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase shares of TriMas common stock at a nominal exercise price. Pursuant to the terms of a stock purchase agreement, Heartland and the other investors invested approximately $265 million in cash in TriMas to acquire the 66% interest. In connection with the investment, TriMas entered into a senior credit facility and a receivables facility and issued senior subordinated notes due 2012. TriMas used borrowings under the senior credit facility and proceeds from the issuance of the notes to repay borrowings made by its subsidiaries under the Company's credit agreement, to repay certain debt that its owed to the Company and to repurchase TriMas originated receivables balances under the Company's receivables facility. In addition, prior to the closing, TriMas declared and paid a cash dividend to the Company equal to the difference between $840 million and the aggregate amount of such debt repayment and receivables repurchase. Consequently, as a result of the investment and the other transactions, the Company (1) received $840 million in the form of cash, debt reduction and reduced receivables facility balances and (2) received or retained common stock and a warrant in TriMas representing the Company's 34% retained interest.

   As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. The equity investment in TriMas recorded at June 30, 2002 may be adjusted to reflect finalization of certain estimates on the date of closing.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The assets and liabilities of TriMas at June 6, 2002 consisted of the following (of which the Company retained a 34% interest):

               Current assets .......................    $  249,970
               Property and equipment, net ..........       240,480
               Goodwill .............................       527,820
               Intangibles and other assets .........       320,300
                                                         ----------
               Total assets .........................    $1,338,570
               Current liabilities ..................    $  148,330
               Non-current liabilities ..............       611,100
                                                         ----------
               Total liabilities ....................    $  759,430
               Net assets ...........................    $  579,140
                                                         ==========

   TriMas is included in the Company's financial results through the date of this transaction. Going forward, the Company will account for its 34% retained interest in TriMas under the equity method of accounting. The combined results of operations for the six months ended June 30, 2002 for Saturn Electronics & Engineering, Inc. and the one month ended June 30, 2002 for TriMas and financial position of TriMas and Saturn, the Company's equity-basis investments in affiliated companies, are summarized below at June 30, 2002:

   Results of Operations information:

             Net Sales .......................    $250,600
             Gross Profit ....................      65,450
             Net Income .....................       6,850

   Financial position information:

             Current assets ..................   $ 338,650
             Non-current assets ..............   1,211,300
             Current liabilities .............     277,460
             Non-current liabilities .........     833,960
             Net assets ......................   $ 438,540

   The purpose of the TriMas divestiture was to allow the Company to repay some of its debt maturing in 2003, defer some of its credit facility amortization by repaying term debt with the proceeds in forward order of maturity, enhance its liquidity and allow it to focus on its core automotive businesses while retaining an interest in TriMas. As a result of the transaction, after payment of expenses, the Company or TriMas repaid approximately $496 million of term debt under Metaldyne's senior credit facility, repurchased approximately $128 million of its 4.5% convertible subordinated debentures due 2003, and reduced outstanding balances under the Company's receivables facility by approximately $136 million (of which approximately $86 million relates to the elimination of the TriMas receivables base). Using additional proceeds from the TriMas transaction, the Company recently announced a tender offer to purchase up to approximately $78 million aggregate principal amount of its 4.5% convertible subordinated debentures due 2003. Upon completion of this offering, we expect to incur an approximate $8 million extraordinary loss on the extinguishment of this debt. Approximately $77 million of the proceeds has been designated as restricted at June 30, 2002 (this represents excess available cash from the TriMas divestiture to satisfy the above tender offer). The Company expects to complete this tender offer in the third quarter, and expects the remaining outstanding face value of these 4.5% subordinated notes to approximate $100 million after that time.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. DEBT REFINANCING

   On June 20, 2002, the Company entered into two arrangements to refinance its long-term debt. In the first arrangement, the Company issued $250 million of 11% senior subordinated notes due 2012 in a private placement under Rule 144A of the Securities Act of 1933, as amended.

   In connection with the 11% senior subordinated notes offering described above, the Company also amended and restated its credit facility to replace its original tranche A, B and C term loans with a new $400 million tranche D term loan payable in semi-annual installments of $0.5 million with the remaining outstanding balance due December 31, 2009. In addition to the term loan, the credit facility also includes a revolving credit facility with a total principal amount commitment of $250 million. Both the senior revolving credit facility and the senior term loan facility mature December 31, 2009. The obligations under the credit facility are collateralized by substantially all of the Company's assets and are guaranteed by substantially all of the Company's domestic subsidiaries.

   In conjunction with the above senior subordinated debt offering and the amended credit agreement, the Company repaid the outstanding balance on its tranche A, B and C term loan facilities. The Company's long-term debt is summarized below.

                                                                      (In millions)
                                                                 JUNE 30,     DECEMBER 31,
                                                                   2002           2001
                                                                ----------   -------------
Senior credit facilities:
 Tranche A term loan facility ...............................       --          $  449
 Tranche B term loan facility ...............................       --             478
 Tranche C term loan facility ...............................       --             185
 Tranche D term loan facility ...............................      400              --
 Revolving credit facility ..................................       --              --
                                                                   ----         ------
Total senior credit facility ................................     $400          $1,112
 11% senior subordinated notes, due 2012 ....................      250              --
 4.5% convertible subordinated debentures, due 2003 .........      158             263
 Other debt .................................................       22              27
                                                                   ----         ------
Total debt ..................................................      830           1,402
Less current maturities .....................................       (4)            (43)
                                                                  ------        ------
Long-term debt ..............................................      826          $1,359
Cash and cash equivalents ...................................       11              --
Restricted cash .............................................       77              --
                                                                  -----         ------
Net long-term debt ..........................................     $738          $1,359
                                                                  =====         ======

   As a result of the refinancing described above, the Company cancelled its $100 million subordinated loan commitment from Masco Corporation. This commitment had been established for use in the event that funds were not otherwise available to satisfy principal obligations under the 4.5% convertible subordinated debentures at maturity. As a result of the large prepayment of this obligation, the commitment from Masco Corporation was deemed unnecessary.

   Borrowings under the credit facility will bear interest, at our option, at either:

   o  A base rate used by JPMorgan Chase Bank, plus an applicable margin; or

   o A eurocurrency rate on deposits for one, two, three or nine month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus the applicable margin.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The applicable margin on loans is subject to change depending on the Company's leverage ratio and is presently 2.75% on base rate loans and 3.75% on eurocurrency loans.

   The credit facility contains negative and affirmative covenants and requirements affecting us and our subsidiaries, including, among other things, restrictions on incurring new debt, capital expenditures, investments and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants at June 30, 2002.

   In connection with the Company's early retirement and refinancing of its prior credit facility, it incurred one-time charges totaling $63.6 million, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on the 4.5% subordinated debenture and losses realized on interest rate arrangements associated with the term loans. A loss of $7.5 million is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in the Company's consolidated statement of operations for the six months ended June 30, 2002 (see Note 4). The remaining $56.1 million of costs are reflected, net of the associated tax benefit of $21.9 million, as an "Extraordinary loss on repurchase of debentures and early retirement of term loans" in the Company's consolidated statement of operations.

   The Company capitalized $9.1 million and $2.4 million of debt issuance costs associated with the 11% senior subordinated notes due 2012 and the amended and restated credit facility, respectively. These debt issuance costs consist primarily of legal fees and facility fees paid to the lenders. The $9.1 million and $2.4 million of costs are being amortized based on the effective interest method over the 10-year term of the 11% senior subordinated notes due 2012 and the 7 1/2-year term of the term loan agreement, respectively. The unamortized balances of $9.1 million related to the senior subordinated notes and $2.4 million related to the amended and restated credit facility are included in "Other assets" in the Company's consolidated balance sheet as of June 30, 2002


4. DERIVATIVE FINANCIAL INSTRUMENTS

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

   The Company has entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a three month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $348 million. As a result of the Company's early retirement of its term loans in June 2002 (see Note 3), a cumulative non-cash loss of $7.5 million was recorded in the second quarter and is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in the Company's consolidated statement of operations for the six months ended June 30, 2002. The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to the Company's new tranche D term note in June 2002, resulting in a cumulative unrealized gain of $1 million as of June 30, 2002 which is included in other comprehensive income in the Company's consolidated balance sheet. The remaining two interest rate caps totaling $148 million no longer qualify for hedge accounting. Therefore, any unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. ACCOUNTS RECEIVABLE SECURITIZATION

   The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $3.3 million for the six months ended June 30, 2002, and is included in other expense in the Company's consolidated statement of operations. At June 30, 2002, the Company's funding under the facility was zero with $102 million available but not utilized. At December 31, 2001, the Company funded approximately $167 million under the facility. The discount rate at June 19, 2002 was 2.85% compared to 3.02% at December 31, 2001. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.


6. NEW ACCOUNTING PRONOUNCEMENTS

   GOODWILL AND OTHER INTANGIBLE ASSETS

   Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased the amortization of goodwill. At June 30, 2002, our unamortized goodwill balance was approximately $522 million. The Company's Step 1 test as required by FAS 142 indicated a carrying value in excess of fair value relating to the TriMas reporting units at January 1, 2002. The Company will be completing the more detailed Step 2 analysis and recording the required adjustment, if any, by the end of fiscal 2002.

   Additionally we have completed our assessment for the Automotive Group which has indicated that the fair value of these units exceed their corresponding carrying value which we have determined based upon the discounted estimated future cash flows of the reporting units.

   The following table summarizes the effect on net loss and basic and diluted loss per share as a result of excluding amortization expense related to goodwill that is no longer being amortized for the three and six months ended June 30, 2001. The three and six months ended June 30, 2002 are included for comparison purposes.

                                                                                   (In thousands)
                                                                     THREE MONTHS                   SIX MONTHS
                                                                    ENDED JUNE 30                 ENDED JUNE 30
                                                              --------------------------   ----------------------------
                                                                  2002           2001          2002            2001
                                                              ------------   -----------   ------------   -------------
   Income (loss) before extraordinary item ................    $  23,180       $  (710)     $  29,040       $ (13,280)
   Loss on early extinguishment of debt, net of income
    taxes .................................................      (34,290)           --        (34,290)             --
                                                               ---------       -------      ---------       ---------
   Net loss ...............................................      (11,110)         (710)        (5,250)        (13,280)
                                                               ---------       -------      ---------       ---------
   Add back: goodwill amortization ........................           --        11,650             --          19,110
                                                               ---------       -------      ---------       ---------
   Net income (loss), as adjusted .........................      (11,110)       10,940         (5,250)          5,830
   Less: Preferred stock dividends ........................        1,700         1,170          3,400           2,340
                                                               ---------       -------      ---------       ---------
   Net income (loss) attributable to common stock, as
    adjusted ..............................................    $ (12,810)      $ 9,770      $  (8,650)      $   3,490
                                                               =========       =======      =========       =========
   Basic earnings (loss) per share, as adjusted ...........    $   (0.30)      $ (0.23)     $   (0.20)      $    0.08
                                                               =========       =======      =========       =========
   Diluted earnings (loss) per share, as adjusted .........    $   (0.29)      $ (0.23)     $   (0.19)      $    0.08
                                                               =========       =======      =========       =========

   Except for the divestiture of TriMas, there has been no significant change in amortizable intangible assets disclosed in the Company's 2001 Form 10K. Amortization expense of $17 million was reported during the six months ended June 30, 2002.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

   ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

   On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Under SFAS No. 144, a single accounting method was established for long-lived assets to be disposed. SFAS No. 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between the carrying amount and fair value. The adoption of this Statement did not have any impact on the financial position and results of operations of the Company.

   ACCOUNTING FOR EXTRAORDINARY ITEMS, INTANGIBLE ASSETS AND LEASES

   In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the Company's 2003 fiscal year end.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  EARNINGS PER SHARE

   The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                              THREE MONTHS ENDED
                                                                    JUNE 30           SIX MONTHS ENDED JUNE 30
                                                           ------------------------- --------------------------
                                                               2002         2001         2002          2001
                                                           ------------ ------------ ------------ -------------
   Weighted average number of shares outstanding .........     42,650       42,550       42,650        42,550
                                                            =========     ========    =========     =========
   Income (loss) before extraordinary item ...............  $  23,180     $   (710)   $  29,040     $ (13,280)
   Loss on early extinguishment of debt, net of income
    taxes ................................................    (34,290)          --      (34,290)           --
                                                            ---------     --------    ---------     ---------
   Net loss ..............................................    (11,110)        (710)      (5,250)      (13,280)
   Less: Preferred stock dividends .......................      1,700        1,170        3,400         2,340
                                                            ---------     --------    ---------     ---------
   Loss used for basic and diluted earnings per share
    computation ..........................................  $ (12,810)    $ (1,880)   $  (8,650)    $ (15,620)
                                                            =========     ========    =========     =========
   Basic earnings (loss) per share:
    Before extraordinary loss less preferred stock .......  $    0.50     $  (0.04)   $    0.60     $   (0.37)
    Extraordinary loss ...................................     (  .80)          --        (0.80)           --
                                                            ---------     --------    ---------     ---------
    Net loss attributable to common stock ................  $   (0.30)    $  (0.04)   $   (0.20)    $   (0.37)
                                                            =========     ========    =========     =========
   Total shares used for basic earnings per share
    computation ..........................................     42,650       42,550       42,650        42,550
   Contingently issuable shares ..........................      1,760           --        1,760            --
                                                            ---------     --------    ---------     ---------
   Total shares used for diluted earnings per share
    computation ..........................................     44,410       42,550       44,410        42,550
                                                            =========     ========    =========     =========
   Diluted earnings (loss) per share:
    Before extraordinary loss less preferred stock .......  $    0.48     $  (0.04)   $    0.58     $   (0.37)
    Extraordinary loss ...................................     ( 0.77)          --        (0.77)           --
                                                            ---------     --------    ---------     ---------
    Net loss attributable to common stock ................  $   (0.29)    $  (0.04)   $   (0.19)    $   (0.37)
                                                            =========     ========    =========     =========

   Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are 2,490,000 of stock options as they had no dilutive effect at June 30, 2002 and 2001.


8. IMPACT OF NEW TAX REGULATION

   During the quarter ended June 30, 2002, the Company completed its analysis of the impact related to the U.S. Department of Treasury recently issued new regulation replacing the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed tax capital loss that primarily resulted from the sale of a subsidiary in 2000. Accordingly, we recorded a tax benefit of $20 million in the three months ended June 30, 2002. We expect our effective tax rate for the remaining two quarters of fiscal 2002, to be approximately 39% of earnings before income taxes and extraordinary losses.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. INVENTORIES

     Inventories by component are as follows:

                                          (In Thousands)
                                JUNE 30, 2002     DECEMBER 31, 2001
                               ---------------   ------------------
   Finished goods ..........       $21,030            $ 81,540
   Work in process .........        30,050              41,060
   Raw materials ...........        22,970              40,060
                                   -------            --------
                                   $74,050            $162,660
                                   =======            ========

10. PROPERTY AND EQUIPMENT, NET

    Property and equipment, net reflects accumulated depreciation of $106 million and $90 million as of June 30, 2002 and December 31, 2001, respectively.

    In December 2001 and January 2002, the Company entered into sale-leaseback transactions with respect to equipment and approximately 20 parcels of real property with total net proceeds of approximately $56 million. Proceeds of approximately $23 million and $33 million were received in December 2001 and January 2002, respectively.


11. COMPREHENSIVE INCOME

    The Company's total comprehensive income for the period was as follows:

                                                                      (In Thousands)
                                                       THREE MONTHS                   SIX MONTHS
                                                       ENDED JUNE 30                ENDED JUNE 30
                                                 -------------------------   ----------------------------
                                                     2002          2001          2002            2001
                                                 ------------   ----------   ------------   -------------
   Income (loss) before extraordinary item ...    $  23,180      $   (710)    $  29,040       $ (13,280)
   Loss on early extinguishment of debt,
     net of income taxes .....................      (34,290)           --       (34,290)             --
                                                  ---------      --------     ---------       ---------
   Net loss ..................................      (11,110)         (710)       (5,250)        (13,280)
   Other comprehensive income (loss):
     Impact of TriMas disposition on
      foreign currency translation ...........       (1,910)           --        (1,910)             --
     Foreign currency translation
      adjustment .............................       47,630         7,290        39,660          (6,190)
     Interest rate agreements ................        5,200        (1,000)        6,850          (1,000)
                                                  ---------      --------     ---------       ---------
   Total other comprehensive income
     (loss) ..................................       50,920         6,290        44,600          (7,190)
                                                  ---------      --------     ---------       ---------
   Total comprehensive income (loss) .........    $  39,810      $  5,580     $  39,350       $ (20,470)
                                                  =========      ========     =========       =========

12. COMMITMENTS AND CONTINGENCIES

    The commitments and contingencies disclosed in our 2001 Form 10k relate to potential obligations of our former TriMas subsidiary. As a result of the June 2002 disposition of this business, these potential obligations are the responsibility of TriMas and are no longer commitments and contingencies of Metaldyne.

    The Company is subject to claims and litigation in the ordinary course of our business, but does not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operation.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. ACQUISITION RELATED INTEGRATION ACTIONS

    In 2001, the Company began to implement plans to integrate the three acquired legacy companies into the Company's new vision, align the business units under our new operating structure and leadership team, and reformulate our cost structure to be more competitive in the marketplace. To facilitate these initiatives, we terminated hundreds of employees and closed unprofitable businesses and plants. The majority of these actions were completed in 2001, but some are ongoing as of June 30, 2002. At June 30, 2002, in addition to the amounts shown in the table below, the Company had an approximate $10 million accrual related to severance agreements with former Company management. The amounts reflected represent total estimated cash payments. The following table summarizes the recent activity for the purchase accounting adjustments established relating to the three acquisitions.

    As discussed in Note 2, the Company completed a divestiture of its former TriMas subsidiary on June 6, 2002.

                                                  (IN THOUSANDS)
                                                     UTILIZED
                                  ACCRUAL AT  -----------------------     OBLIGATIONS     ACCRUAL AT
                                   12/31/01       CASH      NON-CASH   ASSUMED BY TRIMAS   6/30/02
                                 ------------ ------------ ---------- ------------------ -----------
   Severance ...................    $22,910     $ (1,350)     --          $ (13,310)       $ 8,250
   Other closure costs .........      6,850          (70)     --             (3,390)         3,390
                                    -------     --------      --          ---------        -------
   Total .......................    $29,760     $ (1,420)     --          $ (16,700)       $11,640
                                    =======     ========      ==          =========        =======

14. SEGMENT INFORMATION

    The Company has defined a segment as a component, with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company operates in three segments: Chassis, Driveline and Engine.

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

    In the second quarter of 2002, the Company modified its organizational structure. As a result, the Company is now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, the Company has restated sales for all prior periods to reflect this change. However, EBITDA cannot be meaningfully restated to reflect the new segment structure, and is therefore presented in total for the entire Company for periods prior to 2002. EBITDA is presented using the Company's modified segment structure beginning in 2002.

    As discussed in Note 2, the Company completed a divestiture of a portion of its TriMas Group on June 6, 2002. The TriMas Group is presented at the group level, rather than by segment, for all periods presented.

    CHASSIS -- Manufactures components, modules and systems used in a variety of engineered chassis applications, including fittings, wheel-ends, axle shafts, knuckles and mini-corner assemblies. This segment utilizes a variety of processes including hot, warm and cold forging, powder metal forging and machinery and assembly.

    DRIVELINE -- Manufactures components, modules and systems, including precision shafts, hydraulic controls, hot and cold forgings and integrated program management used in a broad range of transmission applications. These applications include transmission and transfer case shafts, transmission valve bodies, cold extrusion and Hatebur hot forgings.

                             METALDYNE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    ENGINE -- Manufactures a broad range of engine components, modules and systems, including sintered metal, powder metal, forged and tubular fabricated products used for a variety of applications. These applications include balance shaft modules and front cover assemblies.

    Segment activity for the three months ended June 30, 2002 and 2001 is as follows:

                                                                              (in Thousands)
                                                        THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                        ---------------------------   -----------------------------
                        SALES                               2002           2001            2002            2001
                        -----                           ------------   ------------   -------------   -------------
Automotive Group
 Chassis ............................................    $  47,510      $  42,180      $   89,090      $   81,800
 Driveline ..........................................      217,940        214,570         421,270         417,620
 Engine .............................................      127,370        120,980         251,390         235,480
                                                         ---------      ---------      ----------      ----------
   Automotive Group .................................      392,820        377,730         761,750         734,900

TriMas Group ........................................      137,640        195,050         328,580         394,010
                                                         ---------      ---------      ----------      ----------
   Total Sales ......................................    $ 530,460      $ 572,780      $1,090,330      $1,128,910
                                                         =========      =========      ==========      ==========

                    EBITDA
                    ------
Automotive Group ....................................
 Chassis ............................................    $   5,630                     $    9,710
 Driveline ..........................................       28,450                         51,650
 Engine .............................................       18,730                         36,270
                                                         ---------      ---------      ----------      ----------
   Automotive Group .................................       52,810      $  56,420          97,630      $   97,520

TriMas Group ........................................       26,240         35,530          62,420          71,970
                                                         ---------      ---------      ----------      ----------
Corporate/unallocated/centralized resources .........       (4,110)        (2,050)         (8,990)         (6,140)
                                                         ---------      ---------      ----------      ----------
Total EBITDA ........................................       74,940         89,900         151,060         163,350
Depreciation & amortization .........................      (27,860)       (38,930)        (58,930)        (77,330)
Legacy stock award expense ..........................       (1,080)        (1,760)         (3,160)         (3,530)
                                                         ---------      ---------      ----------      ----------
Operating profit ....................................    $  46,000      $  49,210      $   88,970      $   82,490
                                                         =========      =========      ==========      ==========

15. SUBSEQUENT EVENTS

    On July 18, 2002, the Company and DaimlerChrysler Corporation announced their intention to form a joint venture to operate the New Castle Machining Forge facility presently owned by DaimlerChrysler in New Castle, Indiana. It is presently contemplated that formation of the joint venture would involve an initial cash investment by the Company of approximately $20-30 million for a minority investment and a contribution of assets by DaimlerChrysler.

    The DaimlerChrysler New Castle Machining Forge operation manufactures suspension components, as well as engine and transmission components for Chrysler, Jeep and Dodge vehicles, and employs approximately 1,350 salaried and hourly workers.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001

                                                        THREE MONTHS ENDED JUNE 30
                                                        ---------------------------
                                                              (IN THOUSANDS)
                                                        ---------------------------
                        SALES                               2002           2001
                        -----                           ------------   ------------
Automotive Group
 Chassis ............................................    $  47,510      $  42,180
 Driveline ..........................................      217,940        214,570
 Engine .............................................      127,370        120,980
                                                         ---------      ---------
   Automotive Group .................................      392,820        377,730
TriMas Group ........................................      137,640        195,050
                                                         ---------      ---------
   Total Sales ......................................    $ 530,460      $ 572,780
                                                         =========      =========

                    EBITDA
                    ------
Automotive Group
 Chassis ............................................    $   5,630
 Driveline ..........................................       28,450
 Engine .............................................       18,730
                                                         ---------      ---------
   Automotive Group .................................       52,810      $  56,420
TriMas Group ........................................       26,240         35,530
                                                         ---------      ---------
Corporate/unallocated/centralized resources .........       (4,110)        (2,050)
                                                         ---------      ---------
Total EBITDA ........................................       74,940         89,900
Depreciation & amortization .........................      (27,860)       (38,930)
Legacy stock award expense ..........................       (1,080)        (1,760)
                                                         ---------      ---------
Operating profit ....................................    $  46,000      $  49,210
                                                         =========      =========

Sales for the three months ended June 30, 2002 were approximately $531 million versus $573 million for the same period in 2001. Accounting for more than 100% of this approximate $42 million decrease is TriMas, as its reported sales decreased by $57 million for the three months ended June 30, 2002 versus 2001. As a result of our June 6, 2002 divestiture of TriMas, TriMas' financial performance is no longer included in the Company's consolidated results. Thus, the decline in TriMas results is explained by only two months of its performance being included in the current quarter versus a full three months of performance in the comparable period last year. Excluding TriMas, the Company's sales increased by $15 million, primarily driven by increases in North American vehicle production.

EBITDA for the three months ended June 30, 2002 was $75 million compared with $90 million for the same period in 2001. Accounting for the majority of the decrease is the divestiture of TriMas. Excluding TriMas results, EBITDA declined $5.7 million for the three months ended June 30, 2002 versus the same period in 2001, primarily as a result of an additional $4.5 million in operating lease payments, and a one-time $2.4 million expense reimbursement experienced in the second quarter of 2001.

Selling, general and administrative expenses were approximately $59 million or 11% of sales for the three months ended June 30, 2002 versus $68 million or 11.8% of sales for the same period in 2001. This decrease is principally due to the elimination of $11.9 million of goodwill amortization offset by an additional $4.5 million in operating lease expense associated with the sale-leaseback transactions.

Interest expense was approximately $28.5 million and $37.6 million for the three months ended June 30, 2002 and 2001, respectively. This decrease is primarily due to a reduction in interest expense resulting from a lower debt balance in 2002 and a 3% reduction in the LIBOR rate for the comparable periods in 2002 and 2001. The Company also recorded a $7.5 million non-cash loss on interest rate arrangements in connection with the early retirement of its term loans in the second quarter of 2002. This loss is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in our consolidated statement of operations for the three and six months ended June 30, 2002. Other, net expenses decreased by $1.8 million, from $9.1 million to $7.3 million for the comparable periods of 2002 and 2001.

The provision for income taxes for the three months ended June 30, 2002 was a benefit of approximately $17.7 million as compared to an expense of $2.8 million for the same period in 2001. During 2002, the U.S. Department of Treasury issued new regulation that replaces the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed tax capital loss that primarily resulted from the sale of a subsidiary in 2000. Accordingly, we recorded a tax benefit of $20 million, or $0.45 per diluted share in the three months ended June 30, 2002.

Net income before the extraordinary item was approximately $23.2 million for the three months ended June 30, 2002, versus a loss of approximately $0.7 million for the comparable period in 2001, or a $23.9 million increase. Additionally, excluding the loss on interest rate arrangements upon the early retirement of the term loans ($7.5 million, or $4.6 million net of tax) and the one--time tax benefit of $20 million discussed above, our income before extraordinary items attributable to common stock for the period would have approximated $6.1 million, or a basic and diluted earnings per share of $0.14, respectively.

In addition to the approximate $7.5 million loss on interest rate arrangements upon the early retirement of the term loans, we also incurred one-time charges totaling $56.1 million related to the early retirement of debt and refinancing of our prior credit facility, including prepayment penalties, write-offs of capitalized debt issuance costs, and a write-off of the unamortized discount on the 4.5% convertible subordinated debentures due 2003. These additional costs are reflected, net of the associated tax benefit of $21.9 million, as an "Extraordinary loss on repurchase of debentures and early retirement of term loans" in our consolidated statement of operations for the three and six months ended June 30, 2002. We are currently reviewing the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and its impact on our disclosure of this extraordinary loss upon its adoption in 2003.


SEGMENT INFORMATION

In the second quarter of 2002, the Company modified its organizational structure. As a result, the Company is now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, the Company has restated sales for all prior periods to reflect this change. However, EBITDA cannot be meaningfully restated to reflect the new segment structure, and is therefore presented in total for the entire Company for periods prior to 2002. EBITDA is presented using the Company's modified segment structure beginning in 2002.

Sales for the Automotive Group were approximately $15 million higher for the three months ended June 30, 2002 than for the same period in 2001. The primary driver of this increase was an approximate

7% increase in North American vehicle production during the period. Partially offsetting this increase was an unfavorable product mix among three of our largest customers and a flat production environment in Europe.

Our Chassis and Engine segments grew over 12% and 5%, respectively in revenues for the three months ended June 30, 2002 versus 2001, primarily driven by the overall increase in North American vehicle production and new product launches. Our Driveline segment increased slightly by approximately 2% versus the prior period, primarily driven by the loss of two customer contracts in late 2001 offset by the increase in the vehicle production. The Driveline segment is rapidly working to replace this capacity, and has received contracts beginning in 2003 that are expected to increase future sales above 2001 levels.

EBITDA for the Automotive Group declined by approximately $3.6 million versus the same period in 2001. The primary driver of the decline is an increase in operating lease expense of $4.1 million related to sale and leaseback activities completed in the second half of 2001 and first quarter of 2002. Offsetting the EBITDA on increased revenue for the period were costs associated with the build-up of our design and engineering capabilities to support future program awards; and unfavorable price increases in our aluminum purchases.

Due to the recent divestiture of TriMas on June 6, 2002, we will no longer include a separate discussion of TriMas operating performance.


CORPORATE & OTHER UNALLOCATED

Corporate and other unallocated expense was essentially flat after excluding a one-time $2.4 million expense reimbursement in 2001.


SIX MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001

                                                               (IN THOUSANDS)
                                                          SIX MONTHS ENDED JUNE 30
                                                        -----------------------------
                        SALES                                2002            2001
                        -----                           -------------   -------------
Automotive Group
 Chassis ............................................    $   89,090      $   81,800
 Driveline ..........................................       421,270         417,620
 Engine .............................................       251,390         235,480
                                                         ----------      ----------
   Automotive Group .................................       761,750         734,900
TriMas Group ........................................       328,580         394,010
                                                         ----------      ----------
   Total Sales ......................................    $1,090,330      $1,128,910
                                                         ==========      ==========

                    EBITDA
                    ------
Automotive Group
 Chassis ............................................    $    9,710
 Driveline ..........................................        51,650
 Engine .............................................        36,270
                                                         ----------      ----------
   Automotive Group .................................        97,630      $   97,520
TriMas Group ........................................        62,420          71,970
                                                         ----------      ----------
Corporate/unallocated/centralized resources .........        (8,990)         (6,140)
                                                         ----------      ----------
Total EBITDA ........................................       151,060         163,350
Depreciation & amortization .........................       (58,930)        (77,330)
Legacy stock award expense ..........................        (3,160)         (3,530)
                                                         ----------      ----------
Operating profit ....................................    $   88,970      $   82,490
                                                         ==========      ==========

Sales for the six months ended June 30, 2002 were approximately $1,091 million versus $1,129 million for the same period in 2001, or a decrease of $38 million. As discussed above, our June 6, 2002 divestiture of TriMas resulted in its financial performance no longer being included in the Company's consolidated results. Thus, the decline of $65 million in TriMas' sales is explained by only five months of its performance being included in the period versus a full six months of performance in the comparable period last year. Excluding TriMas, the Company's sales increased by $27 million, primarily driven by increases in North American vehicle production during the first half of 2002 versus 2001.

EBITDA declined for the period from approximately $163 million in 2001 to $151 million in 2002, a net decrease of $12 million. Accounting for the majority of the decrease is the divestiture of our TriMas operations. Excluding TriMas results, EBITDA declined by $2.7 million for the first six months of 2002 versus 2001. Offsetting the increased sales in the period were $8.9 million in additional operating lease payments, and a one-time $2.4 million expense reimbursement experienced in the second quarter of 2001.

Selling, general and administrative expenses were approximately $126 million or 11.5% of sales for the six months ended June 30, 2002 versus $139 million or 12.3% of sales for the same period in 2001. This decrease of $13 million is principally due to the elimination of approximately $19.6 million of goodwill amortization offset by an additional $8.9 million in operating lease expense associated with the sale-leaseback transactions for the six months ended June 30, 2002 versus 2001.

Interest expense was approximately $56.6 million and $80.1 million for the six months ended June 30, 2002 and 2001, respectively. This decrease is primarily due to a reduction in interest resulting from a lower debt balance in 2002 and a 3% reduction in the LIBOR rate for the comparable periods in 2002 and 2001. As discussed above, we also recorded a $7.5 million loss on interest rate arrangements in connection with the early retirement of its term loans in the second quarter of 2002. Other, net expenses decreased by $2.9 million, from $15.2 million to $12.3 million for the comparable periods of 2002 and 2001.

The provision for income taxes for the six months ended June 30, 2002 is a benefit of approximately $14.2 million as compared to a credit of $0.6 million for the comparable period in 2001. The effective tax rate for the six months ended June 30, 2002 is 1%. During 2002 the U.S. Department of Treasury issued new regulations that replaces the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit us to utilize a previously disallowed tax capital loss that primarily resulted from the sale of a subsidiary in 2000. Accordingly, we recorded a tax benefit of $20 million or $0.45 per diluted share in the six months ended June 30, 2002. Without the capital loss carryback, the rate would have been approximately 39%. The effective tax rate for 2001 reflects largely the add-back of amortization of nondeductible goodwill and the taxation of income in foreign jurisdictions at rates greater than the United States statutory rate. Excluding these items, our effective tax rate for the six months ended June 30, 2001 would have been approximately 40%.

Net income before the extraordinary item was $29.0 million for the six months ended June 30, 2002, versus a loss of $13.3 million for the comparable period in 2001, or a $42.3 million increase. Additionally, excluding the loss on interest rate arrangements upon the early retirement of the term loans ($7.5 million or $4.6 million net of tax) and the one-time tax benefit of $20 million discussed above, our net income before extraordinary item attributable to common stock for the period would have approximated $10.2 million, or a basic and diluted earnings per share of $0.24 and $0.23, respectively.


SEGMENT INFORMATION

Sales for the Automotive Group were approximately $27 million higher for the six months ended June 30, 2002 than for the same period in 2001, due primarily to an increase in North American vehicle production, offset by a decline in the European economy and vehicle production environment, and a slight unfavorable selling mix in our domestic business.

Sales for our Chassis and Engine segments increased 8.9% and 6.8%, respectively, for the six months ended June 30, 2002 versus the same period in 2001, primarily driven by the overall increase in North American vehicle production and new product launches. Our Driveline segment increased slightly by

0.9% versus the prior period, primarily driven by the loss of two customer contracts in late 2001 offset by the increase in vehicle production. The Driveline segment is rapidly working to replace this capacity, and has received contracts beginning in 2003 that are expected to increase future sales above 2001 levels.

EBITDA for the Automotive Group declined by approximately $0.1 million versus the same period in 2001. Offsetting the $27 million increase in sales was an increase in operating lease expense of $7.9 million related to sale and leaseback activities completed in the second half of 2001 and first quarter of 2002.


CORPORATE & OTHER UNALLOCATED

Corporate and other unallocated expense was essentially flat after excluding a one-time $2.4 million expense reimbursement in 2001.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. We had approximately $87.8 million of cash and cash equivalents, including restricted cash of $77 million, at June 30, 2002. Additionally, we had approximately $209 million of additional liquidity available from our revolving credit facility and accounts receivable securitization facility. Both of these facilities were unutilized at quarter end.

OUR PRINCIPAL SOURCES OF LIQUIDITY. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable facility. We have significant unutilized capacity under our revolving credit facility and accounts receivable facility that may be utilized for acquisitions, investments or unanticipated capital expenditure needs. We anticipate that our capital expenditure requirements for fiscal 2002 will be approximately $128 million. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

TRIMAS DISPOSITION. On June 6, 2002, we issued TriMas common stock to Heartland and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. Consequently, we (1) received $840 million in the form of cash, debt reduction and reduced receivables facility balances and (2) received or retained common stock and a warrant in TriMas representing the Company's 34% retained interest.

As a result of the transaction, after payment of expenses, the Company or TriMas repaid approximately $496 million of term debt under our senior credit facility, repurchased approximately $128 million of its 4.5% convertible subordinated debentures due 2003, and reduced outstanding balances under our receivables facility by approximately $136 million (of which approximately $86 million relates to the elimination of the TriMas receivables base). Using additional proceeds from the TriMas transaction, we recently announced a tender offer to purchase up to approximately $78 million aggregate principal amount of our 4.5% convertible subordinated debentures due 2003. Upon completion of this offering, we expect to incur an approximate $8 million extraordinary loss on the extinguishment of this debt. We expect to complete this tender offer in the third quarter, and the remaining face value of these 4.5% convertible subordinated notes to approximate $100 million at that time.

DEBT CAPITALIZATION AND AVAILABLE FINANCING SOURCES. On June 20, 2002, we entered into two arrangements to refinance our long-term debt. In the first arrangement, we issued $250 million of 11% senior subordinated notes due 2012 in a private sale under Rule 144A of the Securities Act.

In connection with the 11% senior subordinated notes offering described above, the Company also amended and restated its credit facility to replace its original tranche A, B and C term loans with a new $400 million tranche D term loan payable in semi-annual installments of $0.5 million with the remaining outstanding balance due December 31, 2009. In addition to the term loan, the credit facility also includes a revolving credit facility with a total principal amount commitment of $250 million. Both the senior revolving credit facility and the senior term loan facility mature December 31, 2009. The obligations under the credit facility are collateralized by substantially all of the Company's assets and are guaranteed by substantially all of the Company's domestic subsidiaries.

In conjunction with the 11% senior subordinated notes offering and the amended and restated credit agreement described above, we repaid the outstanding balance on our tranche A, B and C term loan facilities. The Company's long-term debt is summarized below.

                                                                      (IN MILLIONS)
                                                                 JUNE 30,     DECEMBER 31,
                                                                   2002           2001
                                                                ----------   -------------
Senior credit facilities:
 Tranche A term loan facility ...............................       --          $  449
 Tranche B term loan facility ...............................       --             478
 Tranche C term loan facility ...............................       --             185
 Tranche D term loan facility ...............................      400              --
 Revolving credit facility ..................................       --              --
                                                                  -----        ------
Total senior credit facility ................................     $400          $1,112
 11% Senior subordinated notes, due 2012 ....................      250              --
 4.5% Convertible subordinated debentures, due 2003 .........      158             263
 Other debt .................................................       22              27
                                                                  -----        ------
Total debt ..................................................      830           1,402
Less current maturities .....................................       (4)            (43)
                                                                  -----        ------
Long-term debt ..............................................      826          $1,359
Cash and cash equivalents ...................................       11              --
Restricted cash .............................................       77              --
                                                                  -----        ------
Net long-term debt ..........................................     $738          $1,359
                                                                  =====        ======

As a result of the refinancing described above, we cancelled the $100 million subordinated loan commitment from Masco Corporation. This commitment had been established for use in the event that funds were not otherwise available to satisfy principal obligations under the 4.5% convertible subordinated debentures at maturity. As a result of the large prepayment of this obligation, the commitment from Masco Corporation was deemed unnecessary. Until the remaining 4.5% convertible subordinated debentures are repaid, availability up to $100 million on our working capital revolver loan will be restricted. This restriction, however, will be tied to the outstanding unpaid balance as future repurchases are made.

At June 30, 2002, we were contingently liable for standby letters of credit totaling $43 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

EFFECTS OF TRIMAS DISPOSITION AND REFINANCING. As a result of the TriMas disposition and subsequent debt refinancing, our capital structure has been significantly modified. We experienced the following debt reduction, amortization and liquidity enhancements as a direct result of these actions:

    o Our senior indebtedness has been reduced 64% since December 31, 2001.

    o The weighted average life of our outstanding debt has been extended from approximately 4 years to 7 years. This will better enable the Company to invest in the necessary capital to support our growth plan over the next several years.

    o Our outstanding receivables facility balance was zero at June 30, 2002, leaving us with approximately $102 million available under our receivables facility in addition to our $107 million of unutilized revolving credit facility (net of letter of credit usage and $100 million of blocked availability for retirement of our 4.5% subordinated debentures).

    o Our outstanding principal amount of 4.5% convertible subordinated debentures due 2003 will be reduced by approximately $205 million to approximately $100 million. Note that as of June 30,

      2002, the principal amount remaining on these debentures approximated $177 million ($158 million, net of discount), but using our available cash we have initiated a modified dutch auction tender to replace and retire approximately $78 million in aggregate face principal amount. We expect to complete this repurchase in the third quarter of 2002.


CASH FLOWS.

Operating activities -- Operating activities used $117.8 million of cash for the first six months of 2002 compared with a source of cash of $113.7 million in the same period of 2001. Excluding the activities related to the sale of receivables, operating activities provided $49.6 million of cash for the first six months of 2002 as compared to generating cash of $68.9 million for the comparable period of 2001. This change is due primarily to the increase usage in working capital. For the first six months of 2002, changes in working capital were a use of cash of $212.6 million versus a source of cash of $31.8 million for the first six months of 2001. The table below depicts an estimate of our operating cash flow adjusting for the TriMas disposition funded with Metaldyne cash flow.

                   Estimated "Normalized" Operating Cash Flow for Metaldyne

Operating Cash Flow per Statement .......................................     $ (117.8)
 Adjustments to operating cash flow:
   Net repayment of accounts receivable securitization (1) ..............        167.4
   Accounts receivable build at TriMas prior to disposition (2) .........         39.0
                                                                              --------
Adjusted operating cash flow ............................................     $   88.6
                                                                              ========

   (1) Represents the net paydown of our accounts receivable securitization program in 2002.

   (2) Represents the increase in accounts receivable at TriMas from December 31, 2001 to June 6, 2002 funded with Metaldyne cash flow.

Investing activities -- Investing activities resulted in a source of cash of $815.7 million for the first six months of 2002 as compared with a use of cash of $115.3 million for the same period of 2001. This increase is primarily the result of proceeds from the disposition of TriMas. Investing activities were also positively affected by the proceeds from the sale-leaseback transactions occurring in 2002. In December 2001 and January 2002, the Company entered into sale-leaseback transactions with respect to equipment and approximately 20 real properties with total proceeds of approximately $56 million. Proceeds of $23 million and $33 million were received in December 2001 and January 2002, respectively. Capital expenditures were $57 million for the first six months of 2002 as compared with $65 million in 2001.

Financing activities -- Financing activities were a use of cash of $687.2 million for the first six months 2002 as compared to a $9.3 million use of cash for the same period of 2001. This decrease is primarily the result of principal repayments on both the Company's term loan debt and convertible subordinated notes offset by the related debt refinancing. On June 20, 2002, the Company issued $250 million of senior subordinated notes with an interest rate of 11% per annum and amended and restated its November 2000 credit facility. The amended credit facility consists of a senior revolving credit facility of up to $250 million and a $400 million senior term loan facility. In conjunction with the debt refinancing, the Company incurred approximately $11.6 million in refinancing fees. The cash held in part to repay a portion of the 4.5% convertible subordinated debt has been restricted as to its use and is properly reflected as an outflow of cash for the period presented. All of the Company's leases are accounted for as operating leases and the associated rent expense is included in our financial results on an as-incurred basis.

OUR RECEIVABLES FACILITY. In November 2000, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary, or MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At June 30, 2002, no amount of our $225 million receivables facility was utilized. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires, November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

INTEREST RATE HEDGING ARRANGEMENTS. During the first quarter of 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and a three month LIBOR interest rate cap and floor of 7% and 4.5%, respectively, and four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $348 million. As a result of our early retirement of our term loans in June 2002, we recorded a cumulative non-cash loss of $7.5 million, which is included in our consolidated statement of operations as of June 30, 2002. The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to our new tranche D term note in June 2002, resulting in a cumulative unrealized gain of $1 million as of June 30, 2002, which is included in other comprehensive income. The remaining two interest rate caps totaling $148 million no longer qualify for hedge accounting. Therefore, the unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002. This amount is immaterial for the period through June 30, 2002.

CERTAIN OTHER COMMITMENTS. We have other cash commitments not relating to debt as well, such as those in respect of leases, preferred stock and restricted stock awards.

In November 2000, a group of investors led by Heartland and CSFB Private Equity acquired control of Metaldyne. Immediately following the November 2000 acquisition, we made restricted stock awards to certain employees of shares of our common stock. Under their terms, 25% of those shares became free of restriction, or vested upon the closing of the November 2000 acquisition and one quarter of the shares were due to vest on each January 14, 2002, 2003, and 2004. Holders of restricted stock are entitled to elect cash in lieu of 40% of their restricted stock which vested at closing and 100% of their restricted stock on each of the other dates with the shares valued at $16.90 per share, together with cash accruing at approximately 6% per annum; to the extent that cash is not elected, additional common stock valued at $16.90 per share is issuable in lieu of the 6% accretion. As a result of the elections made for the January 14, 2002 payment and restrictions under our credit facility, we paid approximately $6 million in cash to vested holders of restricted stock and we accrued and paid 12% on approximately $8.3 million in June 2002 as to which cash elections were made but cash was not permitted to be paid under the terms of our credit facility prior to its restatement. We are entitled to reimbursement of certain amounts from TriMas, representing approximately 50% of our obligations. Assuming restricted stock award holders elect to receive the maximum cash in 2003 and 2004, we estimate that our additional cash obligations will aggregate approximately $31.6 million (without giving effect to TriMas' reimbursement obligation).

We also have outstanding $58.7 million in aggregate liquidation value of series A and series B preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% and 11.5% respectively per annum initially and to effect a mandatory redemption in December 2012 and June 2013. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.


We have engaged in a number of sale-leaseback transactions. At the time of the GMTI acquisition in June 2001, GMTI entered into sale-leasebacks with respect to certain manufacturing equipment and three real properties for proceeds of approximately $35 million and reduced the debt that we assumed as part of the acquisition by that amount. In June 2001, we entered into an approximate $25 million sale-leaseback related to manufacturing assembly equipment. In December 2001 and January 2002, we entered into additional sale-leaseback transactions with respect to equipment and approximately 20 real properties for net proceeds of approximately $56 million and used the proceeds to repay a portion of our term debt under our credit facility. All of these leases are accounted for as operating leases and the associated rent expense is included in our financial results on an as-incurred basis. Of the $56 million in proceeds, approximately $21 million were from the sale of TriMas properties.

SATURN-RELATED OBLIGATIONS. In the November 2000 acquisition, our shares were converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. Although no disposition of the stock of Saturn was made prior to the merger or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. All other amounts of the proceeds will be retained by us.

OUTLOOK

Automotive production was up 5% in the first six months of 2002 versus the comparable period in the prior year. We are optimistic that production schedules will remain firm; however, we are cautious that this stability will be somewhat offset by continued softness in other major automotive markets.

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Management believes cash flow from operations, debt financings and refinancings that occurred in June 2002 provide adequate sources of liquidity for the Company.

CONTRACTUAL CASH OBLIGATIONS

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations related to our recent acquisitions. The following table summarizes our fixed cash obligations over various future periods as of June 30, 2002.

                                                          (IN MILLIONS)
                                                     PAYMENTS DUE BY PERIODS
                                                   LESS THAN      1-3       3-5       AFTER
                                        TOTAL       ONE YEAR     YEARS     YEARS     5 YEARS
                                      ---------   -----------   -------   -------   --------
Long-term debt ....................    $  400         $ 1        $  2       $ 2       $395
11% Senior subordinated notes .....       250          --          --        --        250
4.5% Convertible subordinated
 debentures .......................       177          --         177        --         --
Other debt ........................        16           2           6         8         --
Capital lease obligations .........         6           4           2        --         --
Operating lease obligations .......       218          31          57        42         88
Severance .........................        20          11           9        --         --
                                       ------         ---        ----       ---       ----
Total contractual obligations .....    $1,087         $49        $253       $52       $733
                                       ======         ===        ====       ===       ====

Note: Operating lease expense is deducted to arrive at EBITDA.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement the accounting policies presented as Note 2 to our 2001 financial statements included in the 2001 Form 10k. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual versus expected experience to mitigate the likelihood of material adjustments.

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

Under FAS 142, the Company ceased the amortization of goodwill. The Company's Step 1 test as required by FAS 142 indicated a carrying value in excess of fair value relating to the TriMas reporting units at January 1, 2002. The Company will be completing the more detailed Step 2 analysis and recording the required adjustment, if any, by the end of fiscal 2002.

Additionally we have completed our assessment for the Automotive group which has indicated that the fair value of these units exceed their corresponding carrying value which we have determined based upon the discounted estimated future cash flows of the reporting units. The final analysis for SFAS No. 142 will be completed by the end of fiscal 2002.

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

On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Under SFAS No. 144, a single accounting method was established for long-lived assets to be disposed. SFAS No. 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between the carrying amount and fair value. The adoption of this Statement did not have any impact on the financial position or results of operations of the Company.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the Company's 2003 fiscal year end.

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

Receivables. Receivables are presented net of allowances for doubtful accounts. We conduct a significant amount of business with a number of individual customers in the transportation industry. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts; we do not believe that significant credit risk exists. Trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MTSPC, Inc., a wholly owned subsidiary of the Company.

Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 21/2 to 10%, and machinery and equipment, 6 2/3 to 33 1/3%. The excess of cost over net assets of acquired companies (goodwill) is no longer amortized. Annually, management assesses whether there has been an impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

Pension and Postretirement Benefits Other than Pensions. Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

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

Other Loss Reserves. We have numerous other loss exposures, such as environmental claims, product liability, litigation, recoverability of deferred income tax benefits, and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. Where available we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.


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

Challenges of Acquisition Strategy -- We intend to actively pursue acquisitions, but we may not be able to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions.

Substantial Capital Expenditure Requirements -- If we are unable to meet future capital requirements, our business may be adversely affected.

Substantial Restrictions and Covenants -- Restrictions in our credit facility and under the indenture governing the notes limit our ability to take certain actions.

Dependence on Automotive Industry and Industry Cyclicality -- The industries in which we operate depend upon general economic conditions and are highly cyclical.

Dependence on Third-Party Suppliers and Manufacturers -- Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could affect our financial health.

Changing Technology -- Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors.

Customer Concentration -- Our base of customers is concentrated and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in auto consumer preferences or regulations could materially adversely affect us.

Our Industries are Highly Competitive -- Recent trends among our customers will increase competitive pressures in our businesses.

Dependence on Key Personnel and Relationships -- We depend on the services of key individuals and relationships, the loss of which would materially harm us.

Labor Relations -- A portion of our workforce is unionized.

Labor Stoppages -- We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.

International Sales -- A growing portion of our revenue may be derived from international sources, which exposes us to certain risks.

    o Product Liability -- We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

    o Outsourcing Trend -- Our strategy may not succeed if anticipated outsourcing fails to occur due to union considerations.

    o Environmental Matters -- Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

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


        (a) EXHIBITS:

            Exhibit 10   Amended and Restated Credit Agreement

            Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

            Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) REPORTS ON FORM 8-K:

          A report Form 8-K/A dated June 22, 2002 reported under Item 2, "Acquisition or Disposition of Assets," the disposition of its TriMas Corporation subsidiary as of June 6, 2002. The Form 8-K/A amended a previously filed 8-K Report to provide the required financial statements and pro forma financial information that were not available at the time of the initial filing of the 8-K Report.

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



                                        METALDYNE CORPORATION
                                        ---------------------
                                        (REGISTRANT)



DATE:     August 14, 2002     BY:     /s/William M. Lowe, Jr.
                                      -----------------------
                                      William M. Lowe, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer
                                      Chief Accounting Officer and
                                      Authorized Signatory

                             METALDYNE CORPORATION

                                 EXHIBIT INDEX


EXHIBIT


Exhibit 10     Amended and Restated Credit Agreement


Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002