Form 10-Q
period 2002-09-29
METALDYNE CORP
filed 2002-11-13
CIK 745448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002
                         COMMISSION FILE NUMBER 1-12068




                              METALDYNE CORPORATION
              (EXACT NAME OF REGISTANT AS SPECIFIED IN ITS CHARTER)





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


                               YES  [X] NO  [ ]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.




                                                  SHARES OUTSTANDING AT
                     CLASS                          OCTOBER 31, 2002
                     -----                          ----------------

Common stock, par value $1 per share..........        44,643,637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              METALDYNE CORPORATION


                                      INDEX



                                                                               PAGE NO.
                                                                              ---------
Part I.  Financial Information

 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets -- September 30, 2002
         and December 31, 2001 ..............................................       1

         Consolidated Condensed Statements of Operations for the Three and
         Nine Months Ended September 30, 2002 and 2001 ......................       2

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 2002 and 2001 ......................       3

         Notes to Consolidated Condensed Financial Statements ...............    4-20

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................   21-36

 Item 3. Quantitative and Qualitative Disclosure about Market Risk ..........      36

 Item 4. Controls and Procedures ............................................      36

Part II. Other Information, Signature and Certifications ..................     37-40

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              METALDYNE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                                (UNAUDITED)      DECEMBER 31,
                                                                            SEPTEMBER 30, 2002       2001
                                                                           -------------------- -------------
                                 ASSETS
Current assets:
 Cash and cash investments ...............................................      $    7,440       $       --
 Receivables, net ........................................................         211,620          104,160
 Inventories .............................................................          66,110          162,660
 Deferred and refundable income taxes ....................................           2,920           13,630
 Prepaid expenses and other assets .......................................          34,120           29,330
                                                                                ----------       ----------
   Total current assets ..................................................      $  322,210       $  309,780
Equity and other investments in affiliates ...............................         141,980           17,130
Property and equipment, net ..............................................         662,680          921,440
Excess of cost over net assets of acquired companies .....................         547,520        1,038,810
Intangibles and other assets .............................................         288,010          666,530
                                                                                ----------       ----------
    Total assets .........................................................      $1,962,400       $2,953,690
                                                                                ==========       ==========
                               LIABILITIES
Current liabilities:
 Accounts payable ........................................................      $  130,200       $  169,160
 Accrued liabilities .....................................................          95,680          188,840
 Current maturities, long-term debt ......................................           4,320           42,700
                                                                                ----------       ----------
   Total current liabilities .............................................      $  230,200       $  400,700
Long-term debt ...........................................................         758,040        1,358,920
Deferred income taxes ....................................................         166,220          337,760
Other long-term liabilities ..............................................         101,040          146,420
                                                                                ----------       ----------
    Total liabilities ....................................................      $1,255,500       $2,243,800
                                                                                ----------       ----------
Redeemable preferred stock, 545,154 shares outstanding ...................          62,300           55,160
Redeemable restricted common stock, 1.7 million and 2.6 million shares
 outstanding respectively ................................................          33,240           32,760
Less: Restricted unamortized stock awards ................................          (3,900)         (12,060)
                                                                                ----------       ----------
    Total redeemable stock ...............................................      $   91,640       $   75,860
                                                                                ----------       ----------
                           SHAREHOLDERS' EQUITY
Preferred stock (non-redeemable), $1 par:
 Authorized 25 million; Outstanding: None ................................              --               --
Common stock, $1 par:
 Authorized: 250 million; Outstanding: 42.6 million ......................          42,650           42,570
Paid-in capital ..........................................................         680,590          679,670
Accumulated deficit ......................................................        (136,680)         (76,440)
Accumulated other comprehensive income (loss) ............................          28,700          (11,770)
                                                                                ----------       ----------
    Total shareholders' equity ...........................................         615,260          634,030
                                                                                ----------       ----------
    Total liabilities, redeemable stock and shareholders' equity .........      $1,962,400       $2,953,690
                                                                                ==========       ==========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                              METALDYNE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                            -----------------------------   ---------------------------------
                                                                     (UNAUDITED)                       (UNAUDITED)
                                                                 2002            2001             2002              2001
                                                            -------------   -------------   ---------------   ---------------
Net sales ...............................................    $  352,150      $  514,290      $  1,442,480      $  1,643,200
Cost of sales ...........................................      (295,660)       (411,340)       (1,168,190)       (1,315,360)
                                                             ----------      ----------      ------------      ------------
   Gross profit .........................................        56,490         102,950           274,290           327,840
Selling, general and administrative expenses ............       (38,530)        (69,930)         (164,200)         (208,800)
Restructuring charges ...................................        (1,120)             --            (1,120)               --
Legacy restricted stock award expense ...................        (1,050)         (3,970)           (4,210)           (7,500)
                                                             ----------      ----------      ------------      ------------
   Operating profit .....................................        15,790          29,050           104,760           111,540
Other expense, net:
 Interest expense .......................................       (17,780)        (32,660)          (74,400)         (112,800)
 Loss on interest rate arrangements upon early
   retirement of term loans .............................            --              --            (7,550)               --
 Equity gain (loss) from affiliates, net ................        (2,240)           (690)               90            (1,710)
 Other, net .............................................        (3,320)         (2,750)          (15,620)          (17,980)
                                                             ----------      ----------      ------------      ------------
   Other expense, net ...................................       (23,340)        (36,100)          (97,480)         (132,490)
                                                             ----------      ----------      ------------      ------------
Income (loss) before income taxes, cumulative
 effect of change in accounting principle and
 extraordinary item .....................................        (7,550)         (7,050)            7,280           (20,950)
Income taxes (credit) ...................................        (1,570)             --           (15,780)             (620)
                                                             ----------      ----------      ------------      ------------
Income (loss) before cumulative effect of change
 in accounting principle and extraordinary item .........        (5,980)         (7,050)           23,060           (20,330)
Cumulative effect of change in recognition and
 measurement of goodwill impairment .....................            --              --           (36,630)               --
Extraordinary loss on repurchase of debentures
 and early retirement of term loans, net of taxes
 of $1,440 and $23,320, respectively ....................        (5,410)             --           (39,700)               --
                                                             ----------      ----------      ------------      ------------
Net loss ................................................       (11,390)         (7,050)          (53,270)          (20,330)
Preferred stock dividends ...............................         3,570           1,800             6,970             4,140
                                                             ----------      ----------      ------------      ------------
 Loss attributable to common stock ......................    $  (14,960)     $   (8,850)     $    (60,240)     $    (24,470)
                                                             ==========      ==========      ============      ============
Basic earnings (loss) per share:
 Before cumulative effect of change in accounting
   principle and extraordinary loss less preferred
   stock dividends ......................................    $    (0.22)     $    (0.21)     $       0.38      $      (0.57)
 Cumulative effect of change in recognition and
   measurement of goodwill impairment ...................            --              --             (0.86)               --
 Extraordinary loss .....................................         (0.13)             --             (0.93)               --
                                                             ----------      ----------      ------------      ------------
 Net loss attributable to common stock ..................    $    (0.35)     $    (0.21)     $      (1.41)     $      (0.57)
                                                             ==========      ==========      ============      ============
Diluted earnings (loss) per share:
 Before cumulative effect of change in accounting
   principle and extraordinary loss less preferred
   stock dividends ......................................    $    (0.22)     $    (0.21)     $       0.36      $      (0.57)
 Cumulative effect of change in recognition and
   measurement of goodwill impairment ...................            --              --             (0.83)               --
 Extraordinary loss .....................................         (0.13)             --             (0.89)               --
                                                             ----------      ----------      ------------      ------------
 Net loss attributable to common stock ..................    $    (0.35)     $    (0.21)     $      (1.36)     $      (0.57)
                                                             ==========      ==========      ============      ============

The accompanying notes are an integral part of the consolidated condensed financial statements.

                              METALDYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)




                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                              --------------------------------
                                                                                        (UNAUDITED)
                                                                                    2002             2001
                                                                              ---------------   --------------
OPERATING ACTIVITIES:
 Income before cumulative effect of change in accounting principle and
   extraordinary item .....................................................    $     23,060       $  (20,330)
 Adjustments to reconcile net cash provided by (used for) operating activities:
   Depreciation and amortization in operating profit ......................          81,460          113,070
   Legacy stock award expense .............................................           4,210            7,500
   Debt fee amortization ..................................................           4,040            9,140
   Amortization in other income/expense ...................................           7,120               --
   Deferred income taxes ..................................................           2,060           (2,290)
   Non-cash interest expense (interest accretion) .........................          11,320           12,530
   Loss on interest rate arrangements upon early retirement of debt .......           7,550               --
   Tax refund receivable ..................................................         (20,000)              --
   Other, net .............................................................           1,840            5,370
   Changes in assets and liabilities, net of acquisition/disposition of business:
    Accounts receivable ...................................................         (60,260)         (25,600)
    Net proceeds from and repayments of accounts receivable sale ..........        (138,360)          27,610
    Inventory .............................................................           4,370           30,630
    Prepaid expenses and other assets .....................................          (5,510)          38,080
    Accounts payable and accrued expenses .................................         (16,820)         (75,250)
                                                                               ------------       ----------
      Total change in assets and liabilities ..............................        (216,580)          (4,530)
                                                                               ------------       ----------
 Net cash provided by (used for) operating activities .....................         (93,920)         120,460
                                                                               ------------       ----------
INVESTING ACTIVITIES:
 Capital expenditures .....................................................         (78,970)         (82,330)
 Acquisition of business, net of cash received ............................              --          (83,320)
 Disposition of business ..................................................         840,000               --
 Proceeds from sale/leaseback of fixed assets .............................          33,370           42,110
 Other, net ...............................................................          (3,810)          (1,880)
                                                                               ------------       ----------
 Net cash provided by (used for) investing activities .....................         790,590         (125,420)
                                                                               ------------       ----------
FINANCING ACTIVITIES:
 Proceeds from borrowings .................................................         970,920           38,800
 Principal payments on borrowings .........................................      (1,642,080)         (36,710)
 Capitalization of debt refinancing fees ..................................         (11,590)              --
 Prepayment costs of early extinguishment of debt .........................          (6,480)              --
 Other, net ...............................................................              --           (2,310)
                                                                               ------------       ----------
 Net cash used for financing activities ...................................        (689,230)            (220)
                                                                               ------------       ----------
Net increase (decrease) in cash ...........................................           7,440           (5,180)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................              --           26,320
                                                                               ------------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................    $      7,440       $   21,140
                                                                               ============       ==========
Supplementary cash flow information:
 Cash refunded for income taxes, net ......................................          (5,160)          (9,500)
 Cash paid for interest ...................................................          78,190           95,170

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


   In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10K"). The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results for the full year.


   The Company's fiscal year ends on the Sunday nearest December 31. The Company's fiscal quarters end on the Sundays nearest March 31, June 30, and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.


   As described in Note 1 to our financial statements included in our 2001 Form 10K, we had a change in accounting basis relating to our November 2000 Recapitalization. The three months and nine months ended September 30, 2001 financial information included herein reflect the retroactively adopted effect of this change in accounting basis.


   Certain prior period amounts have been reclassified to conform with current period presentation.


2. DISPOSITION OF BUSINESS


   On June 6, 2002, the Company sold TriMas Corporation ("TriMas") common stock to Heartland Industrial Partners, L.P. ("Heartland") and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. The Company retained approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase shares of TriMas common stock at a nominal exercise price. Pursuant to the terms of a stock purchase agreement, Heartland and the other investors invested approximately $265 million in cash in TriMas to acquire the 66% interest. In connection with the investment, TriMas entered into a senior credit facility and a receivables facility and issued senior subordinated notes due 2012. TriMas used borrowings under the senior credit facility and proceeds from the issuance of the notes to repay borrowings made by its subsidiaries under the Company's credit agreement, to repay certain debt that was owed to the Company and to repurchase TriMas originated receivables balances under the Company's receivables facility. In addition, prior to the closing, TriMas declared and paid a cash dividend to the Company equal to the difference between $840 million and the aggregate amount of such debt repayment and receivables repurchase. Consequently, as a result of the investment and the other transactions, the Company (1) received $840 million in the form of cash, debt reduction and reduced receivables facility balances and (2) received or retained common stock and a warrant in TriMas representing the Company's 34% retained interest.


   As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. The equity investment in TriMas recorded at June 30, 2002 has been adjusted at September 30, 2002 to reflect the finalization of certain amounts that were estimated on the date of closing.

                             METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The assets and liabilities of TriMas at June 6, 2002 consisted of the following (of which the Company retained a 34% interest) (in thousands):



          Current assets ........................    $  249,970
          Property and equipment, net ...........       240,480
          Goodwill ..............................       491,190
          Intangibles and other assets ..........       320,300
                                                     ----------
            Total assets ........................    $1,301,940
          Current liabilities ...................    $  148,330
          Non-current liabilities ...............       611,100
                                                     ----------
            Total liabilities ...................    $  759,430
            Net assets ..........................    $  542,510
                                                     ==========


   TriMas is included in the Company's financial results through the date of this transaction. Going forward, the Company will account for its 34% retained interest in TriMas under the equity method of accounting.

   The purpose of the TriMas divestiture was to allow the Company to repay some of its debt maturing in 2003, defer some of its credit facility amortization by repaying term debt with the proceeds in forward order of maturity, enhance its liquidity and allow it to focus on its core automotive businesses while retaining an interest in TriMas. As a result of the transaction, after payment of expenses, the Company or TriMas repaid approximately $496 million of term debt under Metaldyne's senior credit facility, repurchased approximately $206 million aggregate principal amount of its 4.5% convertible subordinated debentures due 2003 ($78 million of this repurchase was completed in the third quarter; see Note 3), and reduced outstanding balances under the Company's receivables facility by approximately $136 million (of which approximately $86 million relates to the elimination of the TriMas receivables base).


3. DEBT REFINANCING

   On August 27, 2002, the Company repurchased an additional $78.2 million aggregate principal amount of its 4.5% convertible subordinated debentures due 2003. This repurchase of the convertible subordinated debentures was facilitated using the remaining proceeds from the TriMas disposition transaction, $77 million of which was included as "Restricted cash" in the Company's consolidated balance sheet as of June 30, 2002. As a result of this offer to purchase, the Company incurred an additional $6.8 million extraordinary loss on the extinguishment of this debt, primarily related to the write-off of the proportional amount of the unamortized discount. This loss, net of the associated tax benefit of $1.4 million, is included in "Extraordinary loss on repurchase of debentures and early retirement of term loans" in the Company's consolidated statement of operations. As of September 30, 2002, the remaining outstanding aggregate principal amount of the 4.5% convertible subordinated debentures is $98.5 million. The carrying amount of the 4.5% convertible subordinated debentures is $89.7 million and is reported in the Company's consolidated balance sheet as of September 30, 2002. As a result of our November 2000 Recapitalization, the 4.5% convertible subordinated debentures are no longer convertible.

   On June 20, 2002, the Company entered into two arrangements to refinance its long-term debt. In the first arrangement, the Company issued $250 million of 11% senior subordinated notes due 2012 in a private placement under Rule 144A of the Securities Act of 1933, as amended. On October 15, 2002, the Company filed a registration statement with the Securities and Exchange Commission for an exchange offer of a new issue of 11% senior subordinated notes due 2012 in exchange for the outstanding 11% senior subordinated notes due 2012. The exchange offer will raise no new proceeds for the Company and is being made in accordance with contractual commitments arising from the

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   June 20, 2002 issuance. The exchange offer will allow the 11% senior subordinated notes to be transferred without restriction. The exchange offer will close on November 20, 2002, unless otherwise extended by the Company.

   In connection with the June 20, 2002 11% senior subordinated notes offering described above, the Company also amended and restated its credit facility to replace its original tranche A, B and C term loans with a new $400 million tranche D term loan payable in semi-annual installments of $0.5 million with the remaining outstanding balance due December 31, 2009. In addition to the term loan, the credit facility also includes a revolving credit facility with a total principal amount commitment of $250 million. Both the senior revolving credit facility and the senior term loan facility mature December 31, 2009. The obligations under the credit facility are collateralized by substantially all of the Company's assets and are guaranteed by substantially all of the Company's domestic subsidiaries.

   In conjunction with the above senior subordinated debt offering and the amended credit agreement, the Company repaid the outstanding balance on its tranche A, B and C term loan facilities. The Company's long-term debt is summarized below.

                                                           (In millions)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2002           2001
                                                    -------------   ------------

     Senior credit facilities:
      Tranche A term loan facility ....................  $ --           $  449
      Tranche B term loan facility ....................    --              478
      Tranche C term loan facility ....................    --              185
      Tranche D term loan facility ....................   400               --
      Revolving credit facility .......................    --               --
                                                          ---           ------
     Total senior credit facility .....................  $400           $1,112
      11% senior subordinated notes, due 2012 .........   250               --
      4.5% convertible subordinated debentures, due
        2003 (face value $98.5 million) ...............    90              263
      Other debt ......................................    22               27
                                                          ---           ------
      Total debt .......................................  762            1,402
      Less current maturities ..........................   (4)             (43)
                                                          ---           ------
      Long-term debt ...................................  758           $1,359
      Cash and cash equivalents ........................    7               --
                                                          ---           ------
      Net long-term debt ............................... $751           $1,359
                                                          ===           ======


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

   Borrowings under the credit facility will bear interest, at our option, at either:

        o A base rate used by JPMorgan Chase Bank, plus an applicable margin;
          or

        o A eurocurrency rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus the applicable margin.

   The applicable margin on revolving currency loans is subject to change depending on the Company's leverage ratio and is presently 2.75% on base rate loans and 3.75% on eurocurrency loans. The applicable margin on the term loan is not dependent on the Company's leverage ratio and is currently 1.75% on base rate loans and 2.75% on eurocurrency loans.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The credit facility contains negative and affirmative covenants and requirements affecting the Company and its subsidiaries, including, among other things, restrictions on incurring new debt, capital expenditures, investments and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants at September 30, 2002.

   In connection with the Company's early retirement and refinancing of its prior credit facility, it incurred one-time charges totaling $70.5 million, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on the 4.5% subordinated debenture and losses realized on interest rate arrangements associated with the term loans. A loss of $7.5 million is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in the Company's consolidated statement of operations for the nine months ended September 30, 2002 (see Note 4). The remaining $63.0 million of costs are reflected, net of the associated tax benefit of $23.3 million, as an "Extraordinary loss on repurchase of debentures and early retirement of term loans" in the Company's consolidated statement of operations.

   The Company capitalized $9.4 million and $2.5 million of debt issuance costs associated with the 11% senior subordinated notes due 2012 and the amended and restated credit facility, respectively. These debt issuance costs consist primarily of fees paid to representatives of the initial purchasers, legal fees and facility fees paid to the lenders. The $9.4 million and $2.5 million of costs are being amortized based on the effective interest method over the 10-year term of the 11% senior subordinated notes due 2012 and the 7 1/2-year term of the term loan agreement, respectively. The unamortized balances of $9.1 million related to the senior subordinated notes and $2.4 million related to the amended and restated credit facility are included in "Other assets" in the Company's consolidated balance sheet as of September 30, 2002.

4. DERIVATIVE FINANCIAL INSTRUMENTS

   The Company manages its exposure to changes in interest rates through the use of interest rate protection agreements. These interest rate derivatives are designated as cash flow hedges. The effective portion of each derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The Company does not use derivatives for speculative purposes.

   In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a three month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $348 million. As a result of the Company's early retirement of its term loans in June 2002 (see Note 3), a cumulative non-cash loss of $7.5 million was recorded in the second quarter and is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in the Company's consolidated statement of operations for the nine months ended September 30, 2002. The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to the Company's new tranche D term note in June 2002, resulting in a cumulative unrealized loss of $0.1 million as of September 30, 2002, which is included in "accumulated other comprehensive income (loss)" in the Company's consolidated balance sheet. The remaining two interest rate caps totaling $148 million no longer qualify for hedge accounting. Therefore, any unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002. As of September 30, 2002, a loss of $0.03 million has been recorded as other expense in the consolidated statement of operations.

5. ACCOUNTS RECEIVABLE SECURITIZATION

   The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $3.4 million for the nine months ended September 30, 2002, and is included in other expense in the Company's consolidated statement of operations. At September 30, 2002, the Company's funding under the facility was $29 million with an additional $47 million available but not utilized. At December 31, 2001, the Company funded approximately $167 million under the facility. The discount rate at September 16, 2002 was 2.81% compared to 3.02% at December 31, 2001. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.


6. GOODWILL AND OTHER INTANGIBLE ASSETS


   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. At September 30, 2002, the goodwill balance was approximately $547 million. The Company completed its Step 1 impairment test, as required by SFAS No. 142, for both the Automotive Group and its former TriMas Group. For purposes of this test, fair values were determined based upon the discounted cash flows of the reporting units. The assessment for the Automotive Group indicated that the fair value of these units exceeds their corresponding carrying value. The assessment for its former TriMas Group indicated the carrying value of these units exceeds their fair value. The Company completed its transitional impairment test needed to measure the amount of any goodwill impairment for its former TriMas subsidiary. A non-cash, after tax charge of $36.6 million was taken as of January 1, 2002, related to the industrial fasteners business of the former TriMas subsidiary. Sales, operating profits and cash flows for this TriMas owned business were lower than expected beginning in the first quarter of 2001, due to the overall economic downturn and cyclical declines in certain markets for industrial fastener products. Based on that trend, the earnings and cash flow forecasts for the next five years indicated the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, the Company recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.


   This effect of adoption of SFAS No. 142 on the Company's condensed results of operations for the three and nine months ended September 30, 2001 is as follows. The three and nine months ended September 30, 2002 are included for comparison purposes.

                                                                                         (In thousands)
                                                                          THREE MONTHS                   NINE MONTHS
                                                                       ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                                   ---------------------------   ----------------------------
                                                                       2002           2001           2002            2001
                                                                   ------------   ------------   ------------   -------------
   Income (loss) before cumulative effect of change in
    accounting principle and extraordinary item ................    $  (5,980)      $ (7,050)     $  23,060       $ (20,330)
   Cumulative effect of change in accounting principle .........           --             --        (36,630)             --
   Loss on early extinguishment of debt, net of taxes ..........       (5,410)            --        (39,700)             --
                                                                    ---------       --------      ---------       ---------
   Net loss ....................................................      (11,390)        (7,050)       (53,270)        (20,330)
                                                                    ---------       --------      ---------       ---------
   Add back: goodwill amortization, net of taxes ...............           --          3,300             --          23,100
                                                                    ---------       --------      ---------       ---------
   Net loss, as adjusted .......................................      (11,390)        (3,750)       (53,270)          2,770
   Less: Preferred stock dividends .............................        3,570          1,800          6,970           4,140
                                                                    ---------       --------      ---------       ---------
   Net loss attributable to common stock, as adjusted ..........    $ (14,960)      $ (5,550)     $ (60,240)      $  (1,370)
                                                                    =========       ========      =========       =========
   Basic loss per share, as adjusted ...........................    $   (0.35)      $  (0.13)     $   (1.41)      $   (0.03)
                                                                    =========       ========      =========       =========
   Diluted loss per share, as adjusted .........................    $   (0.35)      $  (0.13)     $   (1.36)      $   (0.03)
                                                                    =========       ========      =========       =========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   ACQUIRED INTANGIBLE ASSETS


   The change in the gross carrying amount of acquired intangible assets is primarily attributable to the disposition of the Company's TriMas Group on June 6, 2002.



                                               AS OF SEPTEMBER 30, 2002        AS OF DECEMBER 31, 2001
                                            GROSS CARRYING     ACCUMULATED  GROSS CARRYING    ACCUMULATED
                                                 AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                            ---------------- -------------- ---------------- -------------
   Amortized Intangible Assets:
    Customer Contracts ....................     $ 91,000       $ (18,410)       $291,500       $ (19,680)
    Technology and Other ..................      159,150         (20,940)        277,690         (18,960)
                                                --------       ---------        --------       ---------
      Total ...............................     $250,150       $ (39,350)       $569,190       $ (38,640)
                                                ========       =========        ========       =========
   Aggregate Amortization Expense
    (Included in "Other expense, net"):
    For the nine months ended
      September 30, 2002 ..................                    $  22,300
   Estimated Amortization Expense:
    For the year ended December 31, 2002 ..                    $  27,670
    For the year ended December 31, 2003 ..                       21,460
    For the year ended December 31, 2004 ..                       21,460
    For the year ended December 31, 2005 ..                       21,060
    For the year ended December 31, 2006 ..                       21,060

   GOODWILL


   The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:



                                                     CHASSIS   DRIVELINE     ENGINE       TRIMAS        TOTAL
                                                    --------- ----------- ----------- ------------- -------------
   Balance as of January 1, 2002 ..................  $71,600   $291,650    $147,740    $  527,820    $1,038,810
   Exchange impact from foreign currency ..........      500     19,260       3,860            --        23,620
   Other, primarily reclassifications .............    3,500      5,200       4,210            --        12,910
   FAS 142 impairment .............................       --         --          --       (36,630)      (36,630)
   TriMas disposition .............................       --         --          --      (491,190)     (491,190)
                                                     -------   --------    --------    ----------    ----------
   Balance as of September 30, 2002 ...............  $75,600   $316,110    $155,810    $       --    $  547,520
                                                     =======   ========    ========    ==========    ==========

                             METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. EARNINGS PER SHARE


   The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                                        (In thousands except per share amounts)
                                                                      THREE MONTHS                   NINE MONTHS
                                                                   ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                               ---------------------------   ----------------------------
                                                                   2002           2001           2002            2001
                                                               ------------   ------------   ------------   -------------
   Weighted average number of shares outstanding ...........       42,650         42,550         42,650          42,560
                                                                   ======         ======         ======          ======
   Income (loss) before cumulative effect of change
    in accounting principle and extraordinary item .........    $  (5,980)      $ (7,050)     $  23,060       $ (20,330)
   Cumulative effect of change in recognition and
    measurement of goodwill impairment .....................           --             --        (36,630)             --
   Loss on early extinguishment of debt, net of
    income taxes ...........................................       (5,410)            --        (39,700)             --
                                                                ---------       --------      ---------       ---------
   Net loss ................................................      (11,390)        (7,050)       (53,270)        (20,330)
   Less: Preferred stock dividends .........................        3,570          1,800          6,970           4,140
                                                                ---------       --------      ---------       ---------
   Loss used for basic and diluted earnings per share
    computation ............................................    $ (14,960)      $ (8,850)     $ (60,240)      $ (24,470)
                                                                =========       ========      =========       =========
   Basic earnings (loss) per share:
    Before cumulative effect of change in accounting
      principle and extraordinary loss less preferred
      stock ................................................    $   (0.22)      $  (0.21)     $    0.38       $   (0.57)
    Cumulative effect of change in recognition and
      measurement of goodwill impairment ...................           --             --          (0.86)             --
    Extraordinary loss .....................................        (0.13)            --          (0.93)             --
                                                                ---------       --------      ---------       ---------
    Net loss attributable to common stock ..................    $   (0.35)      $  (0.21)     $   (1.41)      $   (0.57)
                                                                =========       ========      =========       =========
   Total shares used for basic earnings per share
    computation ............................................       42,650         42,550         42,650          42,560
   Contingently issuable shares ............................           --             --          1,730              --
                                                                ---------       --------      ---------       ---------
   Total shares used for diluted earnings per share
    computation ............................................       42,650         42,550         44,380          42,560
                                                                =========       ========      =========       =========
   Diluted earnings (loss) per share:
    Before cumulative effect of change in accounting
      principle and extraordinary loss less preferred
      stock ................................................    $   (0.22)      $  (0.21)     $    0.36       $   (0.57)
    Cumulative effect of change in accounting for
      goodwill impairment ..................................           --             --          (0.83)             --
    Extraordinary loss .....................................        (0.13)            --          (0.89)             --
                                                                ---------       --------      ---------       ---------
    Net loss attributable to common stock ..................    $   (0.35)      $  (0.21)     $   (1.36)      $   (0.57)
                                                                =========       ========      =========       =========

   Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2,490,000 of common shares as they had no dilutive effect at September 30, 2002 and 2001.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. IMPACT OF NEW TAX REGULATION


   During the quarter ended June 30, 2002, the Company completed its analysis of the impact related to the U.S. Department of Treasury's recently issued regulation replacing the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit the Company to utilize a previously disallowed tax capital loss that primarily resulted from the sale of a subsidiary in 2000. Accordingly, a tax benefit of $20 million was recorded in the three months ended June 30, 2002. The Company expects its effective tax rate for the remaining fiscal 2002 to be approximately 39% of earnings before income taxes and extraordinary losses.


9. INVENTORIES


   Inventories by component are as follows:


                                             (In thousands)
                                 SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                --------------------   ------------------
   Finished goods ...........          $25,230              $ 81,540
   Work in process ..........           25,160                41,060
   Raw materials ............           15,720                40,060
                                       -------              --------
     Total...................          $66,110              $162,660
                                       =======              ========


10. PROPERTY AND EQUIPMENT, NET


    Property and equipment, net reflects accumulated depreciation of $114 million and $90 million as of September 30, 2002 and December 31, 2001, respectively.


    In December 2001 and January 2002, the Company entered into sale-leaseback transactions with respect to equipment and approximately 20 parcels of real property with total net proceeds of approximately $56 million. Proceeds of approximately $23 million and $33 million were received in December 2001 and January 2002, respectively.

                             METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMPREHENSIVE INCOME


    The Company's total comprehensive loss for the period was as follows:



                                                                               (In thousands)
                                                                THREE MONTHS                   NINE MONTHS
                                                             ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                         ---------------------------   ----------------------------
                                                             2002           2001           2002            2001
                                                         ------------   ------------   ------------   -------------
   Income (loss) before cumulative effect of
     change in accounting principle and
     extraordinary item ..............................    $  (5,980)      $ (7,050)     $  23,060       $ (20,330)
   Cumulative effect of change in recognition and
     measurement of goodwill impairment ..............           --             --        (36,630)             --
   Loss on early extinguishment of debt, net of
     income taxes ....................................       (5,410)            --        (39,700)             --
                                                          ---------       --------      ---------       ---------
   Net loss ..........................................      (11,390)        (7,050)       (53,270)        (20,330)
   Other comprehensive income (loss):
     Impact of TriMas disposition on foreign
      currency translation ...........................           --             --         (1,910)             --
     Foreign currency translation adjustment and
      other miscellaneous ............................       (3,420)        10,320         36,620          (5,940)
     Interest rate agreements ........................         (710)        (5,710)         5,760          (6,710)
                                                          ---------       --------      ---------       ---------
     Total other comprehensive income (loss) .........       (4,130)         4,610         40,470         (12,650)
                                                          ---------       --------      ---------       ---------
   Total comprehensive loss ..........................    $ (15,520)      $ (2,440)     $ (12,800)      $ (32,980)
                                                          =========       ========      =========       =========

12. COMMITMENTS AND CONTINGENCIES


    The commitments and contingencies specifically disclosed in the Company's 2001 Form 10K relate to potential obligations of its former TriMas subsidiary. As a result of the June 2002 disposition of this business, these potential obligations are the responsibility of TriMas and are no longer commitments and contingencies of Metaldyne.


    The Company is subject to claims and litigation in the ordinary course of our business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operation.


13. ACQUISITION AND RESTRUCTURING RELATED INTEGRATION ACTIONS


    In 2001, the Company began to implement plans to integrate the three acquired legacy companies into the Company's new vision, align the business units under our new operating structure and leadership team, and reformulate our cost structure to be more competitive in the marketplace. To facilitate these initiatives, the Company terminated hundreds of employees and closed unprofitable businesses and plants. The majority of these actions were completed in 2001, but some are ongoing as of September 30, 2002. At September 30, 2002, in addition to the amounts shown in the table below, the Company had an approximate $9 million accrual related to severance agreements with former Company management. The amounts reflected represent total estimated cash payments. The following table summarizes the recent activity for the purchase accounting adjustments established relating to the three acquisitions.


    As discussed in Note 2, the Company completed a divestiture of its former TriMas subsidiary on June 6, 2002.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                   (In thousands)
                                    ACCRUAL AT        CASH       ADDITIONAL          OBLIGATIONS       ACCRUAL AT
                                     12/31/01       UTILIZED      OBLIGATIONS     ASSUMED BY TRIMAS      9/30/02
                                   ------------   ------------   -------------   -------------------   -----------
   Severance ...................      $22,910       $ (4,170)        $1,120           $ (11,790)         $ 8,070
   Other closure costs .........        7,060           (750)            --              (3,310)           3,000
                                      -------       --------         ------           ---------          -------
   Total .......................      $29,970       $ (4,920)        $1,120           $ (15,100)         $11,070
                                      =======       ========         ======           =========          =======


    In June 2002, the Company announced the reorganization of its Engine Group's European operations, to streamline the engineering, manufacturing and reporting structure of our European operations. This restructuring includes the closure of a manufacturing facility in Halifax, England. In addition, the Company announced the closure of a small manufacturing location in Memphis, Tennessee in the quarter ended September 30, 2002. The result of these closures is a net charge of $1.1 million through September 30, 2002.

14. ANTICIPATED ACQUISITION ACTIVITY

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

    On September 25, 2002, the Company and the private equity partners of VCST Industrial Products signed a non-binding letter of intent for Metaldyne to acquire 100% of the shares of VCST. Headquartered in Belgium, VCST designs, engineers, machines, and surface treats gears, gear sets and shafts for automotive and truck transmissions and engines, and ABS valve bodies for brake applications. VCST also machines and assembles suspension components and modules for passenger vehicle applications. VCST employs over 900 people at its five operating facilities in Belgium, Germany and the United States. The acquisition of VCST is expected to be completed during the fourth quarter of 2002.

15. SEGMENT INFORMATION

    The Company has defined a segment as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance.

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

    In the second quarter of 2002, the Company modified its organizational structure. As a result, the Company is now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, the Company has restated sales for all prior periods to reflect this change. However, it was not practicable to restate EBITDA for prior periods to reflect the new segment structure, and therefore EBITDA is presented in total for the entire Company for periods prior to 2002. EBITDA is presented using the Company's modified segment structure beginning in 2002.

    As discussed in Note 2, the Company completed a divestiture of a portion of its TriMas Group on June 6, 2002. The TriMas Group is presented at the group level, rather than by segment, for all periods presented.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    Segment activity for the three and nine months ended September 30, 2002 and 2001 is as follows:



                                                                 (IN THOUSANDS)
                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30                   SEPTEMBER 30
                                           ---------------------------   -----------------------------
                                               2002           2001            2002            2001
                                           ------------   ------------   -------------   -------------
              SALES
              -----
   Automotive Group
    Chassis ............................     $ 37,710       $ 36,730      $  126,800      $  118,530
    Driveline ..........................      197,040        191,600         618,310         609,220
    Engine .............................      117,400        108,890         368,790         344,370
                                             --------       --------      ----------      ----------
      Automotive Group .................      352,150        337,220       1,113,900       1,072,120
   TriMas Group ........................           --        177,070         328,580         571,080
                                             --------       --------      ----------      ----------
    Total Sales ........................     $352,150       $514,290      $1,442,480      $1,643,200
                                             ========       ========      ==========      ==========
              EBITDA
              ------
   Automotive Group
    Chassis ............................     $  3,920                     $   13,630
    Driveline ..........................       26,430                         78,080
    Engine .............................       14,590                         50,860
                                             --------                     ----------
      Automotive Group .................       44,940       $ 42,980         142,570      $  140,500
   TriMas Group ........................           --         29,700          62,420         101,670
                                             --------       --------      ----------      ----------
   Corporate/unallocated/centralized
    resources ..........................       (5,570)        (3,920)        (14,560)        (10,060)
                                             --------       --------      ----------      ----------
   Total EBITDA ........................       39,370         68,760         190,430         232,110
   Depreciation & amortization .........       22,530         35,740          81,460         113,070
   Legacy stock award expense ..........        1,050          3,970           4,210           7,500
                                             --------       --------      ----------      ----------
   Operating profit ....................     $ 15,790       $ 29,050      $  104,760      $  111,540
                                             ========       ========      ==========      ==========

16. OTHER ACCOUNTING PRONOUNCEMENTS

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


    ACCOUNTING FOR EXTRAORDINARY ITEMS, INTANGIBLE ASSETS AND LEASES


    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the Company's 2003 fiscal year end. Upon adoption, the $39.7 million (net of taxes of $23.3 million) loss on the early extinguishment of debt recorded during the nine months ended September 30, 2002, will no longer be classified as an extraordinary item.


    ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES


    In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the Company's 2003 fiscal year.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF GUARANTORS OF SENIOR SUBORDINATED NOTES

                             GUARANTOR/NON-GUARANTOR
            CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2002

                                 (IN THOUSANDS)



                                                          PARENT       GUARANTOR    NON-GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                                      ------------- -------------- --------------- ---------------- -------------
ASSETS
Current assets:
 Cash and cash investments ..........................  $       --     $   (2,000)      $  9,440      $         --    $    7,440
 Receivables, net ...................................          --         51,570        160,050                --       211,620
 Inventories ........................................          --         47,260         18,850                --        66,110
 Deferred and refundable income taxes ...............          --          2,130            790                --         2,920
 Prepaid expenses and other current assets ..........          --         27,710          6,410                --        34,120
                                                       ----------     ----------       --------      ------------    ----------
  Total current assets ..............................          --        126,670        195,540                --       322,210
 Equity and other investments in affiliates .........          --             --        141,980                --       141,980
 Property and equipment, net ........................          --        474,860        187,820                --       662,680
 Excess of cost over net assets of acquired
  companies .........................................          --        435,140        112,380                --       547,520
 Investment in subsidiaries .........................     844,570        242,820             --        (1,087,390)           --
 Deferred financing costs and other assets ..........          --        271,640         16,370                --       288,010
                                                       ----------     ----------       --------      ------------    ----------
  Total assets ......................................  $  844,570     $1,551,130       $654,090      $ (1,087,390)   $1,962,400
                                                       ==========     ==========       ========      ============    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...................................  $       --     $   83,230       $ 46,970      $         --    $  130,200
 Accrued liabilities ................................          --         67,510         28,170                --        95,680
 Current maturities, long-term debt .................          --          2,280          2,040                --         4,320
                                                       ----------     ----------       --------      ------------    ----------
  Total current liabilities .........................  $       --     $  153,020       $ 77,180      $         --    $  230,200
 Other long-term debt ...............................          --        406,950         11,390                --       418,340
 Subordinated debentures ............................     250,000         89,700             --                --       339,700
 Deferred income taxes ..............................          --        137,330         28,890                --       166,220
 Other long-term liabilities ........................          --         91,530          9,510                --       101,040
 Intercompany accounts, net .........................    (112,330)       (29,980)       142,310                --            --
                                                       ----------     ----------       --------      ------------    ----------
  Total liabilities .................................  $  137,670     $  848,550       $269,280      $         --    $1,255,500
                                                       ==========     ==========       ========      ============    ==========
 Redeemable preferred stock .........................  $   62,300     $       --       $     --      $         --    $   62,300
 Redeemable restricted stock ........................      33,240             --             --                --        33,240
 Less: restricted stock awards ......................      (3,900)            --             --                --        (3,900)
                                                       ----------     ----------       --------      ------------    ----------
  Total redeemable stock ............................  $   91,640     $       --       $     --      $         --    $   91,640
                                                       ==========     ==========       ========      ============    ==========
 Shareholders' equity:
 Preferred stock ....................................  $       --     $       --       $     --      $         --    $       --
 Common stock .......................................      42,650             --             --                --        42,650
 Paid-in capital ....................................     680,590             --             --                --       680,590
 Accumulated deficit ................................    (136,680)            --             --                --      (136,680)
 Accumulated other comprehensive income
  (loss) ............................................      28,700             --             --                --        28,700
 Investment by Parent/Guarantor .....................          --        702,580        384,810        (1,087,390)           --
                                                       ----------     ----------       --------      ------------    ----------
  Total shareholders' equity ........................  $  615,260     $  702,580       $384,810      $ (1,087,390)   $  615,260
                                                       ==========     ==========       ========      ============    ==========
  Total liabilities, redeemable stock and
   shareholders' equity .............................  $  844,570     $1,551,130       $654,090      $ (1,087,390)   $1,962,400
                                                       ==========     ==========       ========      ============    ==========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             GUARANTOR/NON-GUARANTOR
            CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2001

                                 (IN THOUSANDS)



                                                         PARENT       GUARANTOR    NON-GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                                      ------------ -------------- --------------- ---------------- -------------
ASSETS
Current assets:
 Cash and cash investments ..........................  $      --     $  (12,930)     $   12,930     $         --    $       --
 Receivables, net ...................................         --          7,320          96,840               --       104,160
 Inventories ........................................         --         44,850         117,810               --       162,660
 Deferred and refundable income taxes ...............         --         12,500           1,130               --        13,630
 Prepaid expenses and other current assets ..........         --         18,850          10,480               --        29,330
                                                       ---------     ----------      ----------     ------------    ----------
  Total current assets ..............................         --         70,590         239,190               --       309,780
 Equity and other investments in affiliates .........         --             --          17,130               --        17,130
 Property and equipment, net ........................         --        494,530         426,910               --       921,440
 Excess of cost over net assets of acquired
  companies .........................................         --        503,970         534,840               --     1,038,810
 Investment in subsidiaries .........................    712,350        423,060              --       (1,135,410)           --
 Deferred financing costs and other assets ..........         --        330,840         335,690               --       666,530
                                                       ---------     ----------      ----------     ------------    ----------
  Total assets ......................................  $ 712,350     $1,822,990      $1,553,760     $ (1,135,410)   $2,953,690
                                                       =========     ==========      ==========     ============    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...................................  $      --     $   91,750      $   77,410     $         --    $  169,160
 Accrued liabilities ................................         --        132,240          56,600               --       188,840
 Current maturities, long-term debt .................         --          9,340          33,360               --        42,700
                                                       ---------     ----------      ----------     ------------    ----------
  Total current liabilities .........................  $      --     $  233,330      $  167,370     $         --    $  400,700
 Other long-term debt ...............................         --        672,770         423,290               --     1,096,060
 Subordinated debentures ............................         --        262,860              --               --       262,860
 Deferred income taxes ..............................         --        148,270         189,490               --       337,760
 Other long-term liabilities ........................         --        128,360          18,060               --       146,420
 Intercompany accounts, net .........................      2,460       (317,810)        315,350               --            --
                                                       ---------     ----------      ----------     ------------    ----------
  Total liabilities .................................  $   2,460     $1,127,780      $1,113,560     $         --    $2,243,800
                                                       =========     ==========      ==========     ============    ==========
 Redeemable preferred stock .........................  $  55,160     $       --      $       --     $         --    $   55,160
 Redeemable restricted stock ........................     32,760             --              --               --        32,760
 Less: restricted stock awards ......................    (12,060)            --              --               --       (12,060)
                                                       ---------     ----------      ----------     ------------    ----------
  Total redeemable stock ............................  $  75,860     $       --      $       --     $         --    $   75,860
                                                       =========     ==========      ==========     ============    ==========
 Shareholders' equity:
 Preferred stock ....................................  $      --     $       --      $       --     $         --    $       --
 Common stock .......................................     42,570             --              --               --        42,570
 Paid-in capital ....................................    679,670             --              --               --       679,670
 Accumulated deficit ................................    (76,440)            --              --               --       (76,440)
 Accumulated other comprehensive income
  (loss) ............................................    (11,770)            --              --               --       (11,770)
 Investment by Parent/Guarantor .....................         --        695,210         440,200       (1,135,410)           --
                                                       ---------     ----------      ----------     ------------    ----------
  Total shareholders' equity ........................  $ 634,030     $  695,210      $  440,200     $ (1,135,410)   $  634,030
                                                       =========     ==========      ==========     ============    ==========
  Total liabilities, redeemable stock and
   shareholders' equity .............................  $ 712,350     $1,822,990      $1,553,760     $ (1,135,410)   $2,953,690
                                                       =========     ==========      ==========     ============    ==========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

                                 (IN THOUSANDS)



                                                       PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                    ------------ ------------- --------------- -------------- -------------
Net sales .........................................  $      --    $  276,260      $  75,940        $  (50)     $  352,150
Cost of sales .....................................         --      (233,560)       (62,150)           50        (295,660)
                                                     ---------    ----------      ---------        ------      ----------
Gross profit ......................................         --        42,700         13,790            --          56,490
Selling, general and administrative expenses ......         --       (33,170)        (5,360)           --         (38,530)
Restructuring charges .............................         --            --         (1,120)           --          (1,120)
Legacy restricted stock award expense .............         --        (1,050)            --            --          (1,050)
                                                     ---------    ----------      ---------        ------      ----------
Operating profit ..................................         --         8,480          7,310            --          15,790
                                                     ---------    ----------      ---------        ------      ----------
Other income (expense), net:
 Interest expense .................................         --       (17,610)          (170)           --         (17,780)
 Equity and other income from affiliates ..........         --          (780)        (1,460)           --          (2,240)
 Other, net .......................................         --        (2,430)          (890)           --          (3,320)
                                                     ---------    ----------      ---------        ------      ----------
Other income (expense), net .......................         --       (20,820)        (2,520)           --         (23,340)
                                                     ---------    ----------      ---------        ------      ----------
Income (loss) before income taxes and
 extraordinary charge .............................         --       (12,290)         4,740            --          (7,550)
Income taxes (credit) .............................         --        (4,180)         2,610            --          (1,570)
                                                     ---------    ----------      ---------        ------      ----------
Net income (loss) before extraordinary charge               --        (8,110)         2,130            --          (5,980)
Extraordinary loss on repurchase of
 debentures and early retirement of term
 loans, net of tax of $23,320 .....................         --        (5,410)            --            --          (5,410)
Equity in net income of subsidiaries ..............    (11,390)        3,590             --         7,800              --
                                                     ---------    ----------      ---------        ------      ----------
Net income (loss) .................................  $ (11,390)   $   (9,930)     $   2,130        $7,800      $  (11,390)
Preferred stock dividends .........................      3,570            --             --            --           3,570
                                                     ---------    ----------      ---------        ------      ----------
Earnings (loss) attributable to common stock ......  $ (14,960)   $   (9,930)     $   2,130        $7,800      $  (14,960)
                                                     =========    ==========      =========        ======      ==========

                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                 (IN THOUSANDS)



                                                       PARENT     GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                    ----------- ------------- --------------- -------------- -------------
Net sales .........................................  $     --    $  273,250     $  241,290       $   (250)    $  514,290
Cost of sales .....................................        --      (228,480)      (183,110)           250       (411,340)
                                                     --------    ----------     ----------       --------     ----------
Gross profit ......................................        --        44,770         58,180             --        102,950
Selling, general and administrative expenses ......        --       (31,190)       (38,740)            --        (69,930)
Legacy restricted stock award expense .............        --        (3,970)            --             --         (3,970)
                                                     --------    ----------     ----------       --------     ----------
Operating profit ..................................        --         9,610         19,440             --         29,050
Other income (expense), net:
 Interest expense .................................        --       (32,880)           220             --        (32,660)
 Equity and other income (loss) from
  affiliates ......................................        --            --           (690)            --           (690)
 Intercompany income (expense), net ...............        --         2,110         (2,110)            --             --
 Other, net .......................................        --        (1,070)        (1,680)            --         (2,750)
                                                     --------    ----------     ----------       --------     ----------
Other expense, net ................................        --       (31,840)        (4,260)            --        (36,100)
                                                     --------    ----------     ----------       --------     ----------
Income (loss) before income taxes .................        --       (22,230)        15,180             --         (7,050)
Income taxes (credit) .............................        --        (4,170)         4,170             --             --
Equity in net income of subsidiaries ..............    (7,050)       11,700             --         (4,650)            --
                                                     --------    ----------     ----------       --------     ----------
Net income (loss) .................................  $ (7,050)   $   (6,360)    $   11,010       $ (4,650)    $   (7,050)
Preferred stock dividends .........................     1,800            --             --             --          1,800
                                                     --------    ----------     ----------       --------     ----------
Earnings (loss) attributable to common stock ......  $ (8,850)   $   (6,360)    $   11,010       $ (4,650)    $   (8,850)
                                                     ========    ==========     ==========       ========     ==========

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                 (IN THOUSANDS)

                                                         PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                      ------------ ------------- --------------- -------------- ---------------
Net sales ...........................................  $      --    $  897,020     $  545,890       $  (430)     $  1,442,480
Cost of sales .......................................         --      (763,730)      (404,890)          430        (1,168,190)
                                                       ---------    ----------     ----------       -------      ------------
Gross profit ........................................         --       133,290        141,000            --           274,290
Selling, general and administrative expenses ........         --       (94,590)       (69,610)           --          (164,200)
Restructuring charges ...............................         --            --         (1,120)           --            (1,120)
Legacy restricted stock award expense ...............         --        (4,210)            --            --            (4,210)
                                                       ---------    ----------     ----------       -------      ------------
Operating profit ....................................         --        34,490         70,270            --           104,760
Other income (expense), net:
Interest expense ....................................         --       (73,570)          (830)           --           (74,400)
Loss on interest rate arrangements upon early
 retirement of term loans ...........................         --        (7,550)            --            --            (7,550)
Equity and other income (loss) from affiliates ......         --          (780)           870            --                90
Other, net ..........................................         --       (13,700)        (1,920)           --           (15,620)
                                                       ---------    ----------     ----------       -------      ------------
Other income (expense), net .........................         --       (95,600)        (1,880)           --           (97,480)
                                                       ---------    ----------     ----------       -------      ------------
Income (loss) before income taxes, cumulative
 effect of a change in accounting principle
 and extraordinary charge ...........................         --       (61,110)        68,390            --             7,280
Income taxes (credit) ...............................         --       (42,900)        27,120            --           (15,780)
                                                       ---------    ----------     ----------       -------      ------------
Net income (loss) before extraordinary charge
 and cumulative effect of a change in
 accounting principle ...............................         --       (18,210)        41,270            --            23,060
Cumulative effect of a change in accounting
 principle ..........................................         --       (36,630)            --            --           (36,630)
Extraordinary loss on repurchase of
 debentures and early retirement of term
 loans, net of tax of $23,320 .......................         --       (39,700)            --            --           (39,700)
Equity in net income of subsidiaries ................    (53,270)       40,400             --        12,870                --
                                                       ---------    ----------     ----------       -------      ------------
Net income (loss) ...................................  $ (53,270)   $  (54,140)    $   41,270       $12,870      $    (53,270)
Preferred stock dividends ...........................      6,970            --             --            --             6,970
                                                       ---------    ----------     ----------       -------      ------------
Earnings (loss) attributable to common stock ........  $ (60,240)   $  (54,140)    $   41,270       $12,870      $    (60,240)
                                                       =========    ==========     ==========       =======      ============

                            GUARANTOR/NON-GUARANTOR
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 30, 2001

                                (IN THOUSANDS)

                                                       PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                    ------------ ------------- --------------- -------------- ---------------
Net sales .........................................  $      --    $  871,810     $  772,510      $  (1,120)    $  1,643,200
Cost of sales .....................................         --      (750,140)      (566,340)         1,120       (1,315,360)
                                                     ---------    ----------     ----------      ---------     ------------
Gross profit ......................................         --       121,670        206,170             --          327,840
Selling, general and administrative expenses ......         --       (88,530)      (120,270)            --         (208,800)
Legacy restricted stock award expense .............         --        (7,500)            --             --           (7,500)
                                                     ---------    ----------     ----------      ---------     ------------
Operating profit ..................................         --        25,640         85,900             --          111,540
                                                     ---------    ----------     ----------      ---------     ------------
Other income (expense), net:
 Interest expense .................................         --      (111,760)        (1,040)            --         (112,800)
 Equity and other income (loss) from
  affiliates ......................................         --            --         (1,710)            --           (1,710)
 Intercompany income (expense), net ...............         --         9,360         (9,360)            --               --
 Other, net .......................................         --       (15,510)        (2,470)            --          (17,980)
                                                     ---------    ----------     ----------      ---------     ------------
Other expense, net ................................         --      (117,910)       (14,580)            --         (132,490)
                                                     ---------    ----------     ----------      ---------     ------------
Income (loss) before income taxes .................         --       (92,270)        71,320             --          (20,950)
                                                     ---------    ----------     ----------      ---------     ------------
Income taxes (credit) .............................         --       (30,020)        29,400             --             (620)
Equity in net income of subsidiaries ..............    (20,330)       43,630             --        (23,300)              --
                                                     ---------    ----------     ----------      ---------     ------------
Net income (loss) .................................  $ (20,330)   $  (18,620)    $   41,920      $ (23,300)    $    (20,330)
Preferred stock dividends .........................      4,140            --             --             --            4,140
                                                     ---------    ----------     ----------      ---------     ------------
Earnings (loss) attributable to common stock ......  $ (24,470)   $  (18,620)    $   41,920      $ (23,300)    $    (24,470)
                                                     =========    ==========     ==========      =========     ============

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                 (IN THOUSANDS)

                                                          PARENT        GUARANTOR     NON-GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                      -------------- --------------- --------------- -------------- ---------------
Cash flows from operating activities:
Net cash provided by (used for) operating
 activities .........................................   $ (135,200)   $     241,940    $ (200,660)     $       --    $     (93,920)
                                                        ----------    -------------    ----------      ----------    -------------
Cash flows from investing activities:
Capital expenditures ................................           --          (53,240)      (25,730)             --          (78,970)
Disposition of business .............................           --               --       840,000              --          840,000
Proceeds from sale/leaseback of fixed assets ........           --           33,370            --              --           33,370
Other, net ..........................................           --           (3,810)           --              --           (3,810)
                                                        ----------    -------------    ----------      ----------    -------------
Net cash provided by (used for) investing
 activities .........................................           --          (23,680)      814,270              --          790,590
                                                        ----------    -------------    ----------      ----------    -------------
Cash flows from financing activities:
Proceeds from borrowings ............................      250,000          720,630           290              --          970,920
Principal payments on borrowings ....................           --       (1,197,720)     (444,360)             --       (1,642,080)
Capitalization of debt financing fees ...............           --          (11,590)           --              --          (11,590)
Penalties on early extinguishment of debt ...........           --           (6,480)           --              --           (6,480)
Change in intercompany accounts .....................     (114,800)         287,830      (173,030)             --               --
                                                        ----------    -------------    ----------      ----------    -------------
Net cash provided by (used for) financing
 activities .........................................      135,200         (207,330)     (617,100)             --         (689,230)
                                                        ----------    -------------    ----------      ----------    -------------
Net increase (decrease) in cash .....................           --           10,930        (3,490)             --            7,440
Cash and cash equivalents, beginning of period                  --          (12,930)       12,930              --               --
                                                        ----------    -------------    ----------      ----------    -------------
Cash and cash equivalents, end of period ............   $       --    $      (2,000)   $    9,440      $       --    $       7,440
                                                        ==========    =============    ==========      ==========    =============


                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                 (IN THOUSANDS)

                                                         PARENT     GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                       ---------- ------------- --------------- -------------- -------------
Cash flows from operating activities:
Net cash provided by (used for) operating
 activities ..........................................   $ (210)   $  172,920      $ (52,250)     $       --    $  120,460
                                                         ------    ----------      ---------      ----------    ----------
Cash flows from investing activities:
Capital expenditures .................................       --       (55,660)       (26,670)             --       (82,330)
Acquisitions, net of cash acquired ...................       --       (83,320)            --              --       (83,320)
Proceeds from sale/leaseback of fixed assets .........       --        35,680          6,430              --        42,110
Other, net ...........................................       --           520         (2,400)             --        (1,880)
                                                         ------    ----------      ---------      ----------    ----------
Net cash used for investing activities ...............       --      (102,780)       (22,640)             --      (125,420)
                                                         ======    ==========      =========      ==========    ==========
Cash flows from financing activities:
Proceeds from borrowings .............................       --        34,210          4,590              --        38,800
Principal payments on borrowings .....................       --       (23,690)       (13,020)             --       (36,710)
Change in intercompany accounts ......................     (460)      (83,650)        84,110              --            --
Other, net ...........................................      670        (2,980)            --              --        (2,310)
                                                         ------    ----------      ---------      ----------    ----------
Net cash provided by (used for) financing
 activities ..........................................      210       (76,110)        75,680              --          (220)
                                                         ------    ----------      ---------      ----------    ----------
Net increase (decrease) in cash ......................       --        (5,970)           790              --        (5,180)
Cash and cash equivalents, beginning of
 period ..............................................       --        (1,210)        27,530              --        26,320
                                                         ------    ----------      ---------      ----------    ----------
Cash and cash equivalents, end of period .............   $   --    $   (7,180)     $  28,320      $       --    $   21,140
                                                         ======    ==========      =========      ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Our financial quarter ended on September 29, 2002. For convenience to the readers of our financial statements, we have referred to our quarter end as September 30, 2002 for comparability purposes.




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


RESULTS OF OPERATIONS


QUARTER ENDED SEPTEMBER 30, 2002 VERSUS SEPTEMBER 30, 2001



                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                    -------------------------------
                                                              (IN THOUSANDS)
                                                              --------------
                        SALES                               2002           2001
                        -----                           ------------   ------------
Automotive Group
 Chassis ............................................     $ 37,710       $ 36,730
 Driveline ..........................................      197,040        191,600
 Engine .............................................      117,400        108,890
                                                          --------       --------
   Automotive Group .................................      352,150        337,220
TriMas Group ........................................           --        177,070
                                                          --------       --------
   Total Sales ......................................     $352,150       $514,290
                                                          ========       ========
                         EBITDA
                         ------
Automotive Group
 Chassis ............................................     $  3,920
 Driveline ..........................................       26,430
 Engine .............................................       14,590
                                                          --------
   Automotive Group .................................       44,940       $ 42,980
TriMas Group ........................................           --         29,700
                                                          --------       --------
Corporate/unallocated/centralized resources .........       (5,570)        (3,920)
                                                          --------       --------
Total EBITDA ........................................       39,370         68,760
Depreciation & amortization .........................       22,530         35,740
Legacy stock award expense ..........................        1,050          3,970
                                                          --------       --------
Operating profit ....................................     $ 15,790       $ 29,050
                                                          ========       ========

Excluding the results of TriMas, the non-automotive subsidiary that the Company sold in June 2002, sales increased $15 million or 4.4% for the three months ended September 30, 2002 in comparison with the comparable period in 2001. The primary driver of this increase was a 10.6% increase in vehicle production by our three largest customers, offset by the effects of the closure of a manufacturing facility in our Chassis Group and the loss of certain customer contracts in our Driveline segment.


Excluding the results of TriMas, EBITDA for the three months ended September 30, 2002 increased $0.3 million in comparison with the comparable period in 2001. EBITDA increased despite an additional $1.3 million in operating lease payments incurred and a $1.1 million non-recurring charge taken related to the reorganization of our Engine segment's European operations in the third quarter of 2002.

Selling, general and administrative expenses were approximately $39 million or 11% of sales for the three months ended September 30, 2002 versus $70 million or 14% of sales for the comparable period in 2001. Selling, general and administrative expenses excluding TriMas for the three months ended September 30, 2002 and 2001 are summarized below:




                                          (IN THOUSANDS)
                                             3 MONTHS          3 MONTHS
                                          ENDED 9/30/02     ENDED 9/30/01      $ CHANGE       % CHANGE
                                         ---------------   ---------------   -------------   -----------
Selling, general and administrative
 expenses ............................      $ 38,530          $  69,930        $ (31,400)         (45%)
TriMas portion of selling, general and
 administrative expenses and goodwill
 amortization ........................            --            (34,020)          34,020         (100%)
Operating lease costs ................        (5,800)            (4,550)          (1,250)          27%
                                            --------          ---------        ---------         ----
Adjusted selling, general and
 administrative expenses .............      $ 32,730          $  31,360        $   1,370            4%
                                            ========          =========        =========         ====

The net $1.4 million, or 4%, increase in selling, general and administrative expenses is primarily attributable to an increased cost base to support the large amount of future programs awarded to Metaldyne.

Interest expense was approximately $18 million and $33 million for the three months ended September 30, 2002 and September 30, 2001, respectively. This decrease is primarily due to a reduction in interest expense resulting from a lower average debt balance in 2002, an approximate 2% reduction in LIBOR for the comparable periods in 2002 and 2001, and a smaller applicable spread over LIBOR (from 4.5% to 2.75%) in our amended and restated credit facility versus the prior year. See the Liquidity and Capital Resources section for additional discussion of the reduction in debt levels for fiscal 2002.

The provision for income taxes for the three months ended September 30, 2002 was a benefit of $1.6 million as compared to $0 for the three months ended September 30, 2001. The provision for income taxes for the third quarter of both years was computed under the discrete method of accounting due to the variance between the third quarter earnings and the projected earnings for the year. The provision in both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income tax payable, even though the Company incurred a loss for U.S. tax purposes. In addition to these two factors, the tax provision for 2001 reflects the impact of non-deductible goodwill from acquisitions. The combination of these factors served to reduce the amount of tax benefit recognized in the third quarter of 2001 to $0.


Net loss before the extraordinary item was approximately $6.0 million for the three months ended September 30, 2002, versus a loss of approximately $7.0 million for the comparable period in 2001, or a $1.0 million increase. We recognized a net loss attributable to common stock of approximately $15.0 million for the three months ended September 30, 2002, versus a loss of $8.9 million for the comparable period in 2001, or a $6.1 million decrease.


During the third quarter of 2002, we completed a tender offer to repurchase approximately $78 million in aggregate principal amount of our 4.5% convertible subordinated debentures due 2003 which resulted in a one-time (primarily non-cash) pre-tax charge totaling $7 million. These additional costs are reflected, net of the associated tax benefit of $1.4 million, as an "Extraordinary loss on repurchase of debentures and early retirement of term loans" in our consolidated statement of operations for the three months ended September 30, 2002. We are currently reviewing the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and its impact upon its adoption in 2003 in our disclosure of this extraordinary loss.

SEGMENT INFORMATION

Sales for the Automotive Group were approximately $15 million higher for the three months ended September 30, 2002 than for the comparable period in 2001. The primary driver of this increase was an approximate 10.6% increase in North American vehicle production during the period. Offsetting this increase was an unfavorable pricing environment, a decline in European vehicle production, the effects of the closure of a manufacturing facility and the loss of certain customer contracts.


Our Chassis segment's revenues increased by 3% for the three months ended September 30, 2002 versus the comparable period in 2001, primarily driven by the overall increase in North American vehicle production and new product launches. However, the closure earlier in 2002 of one of their manufacturing facilities resulted in a $4 million decrease in sales, or approximately 10% of the Chassis segment's sales for the quarter. Excluding the effect of this closed facility, the Chassis segment's revenue increased approximately 13%. Our Engine segment revenue increased approximately 8% over the prior period principally due to the increased North American vehicle production despite the declining production levels in the European vehicle market and certain customer price concessions. Adjusting for the European build decline and the pricing concessions, the revenue for the Engine segment increased consistent with the market. Our Driveline segment's revenue increased approximately 3% versus the prior period, primarily as a result of an increase in vehicle production. Offsetting this increase was the loss of certain customer contracts in late 2001, weakness in the overall hydraulic controls market and price concessions taken in 2002. The Driveline segment is rapidly working to replace this capacity, and has received contracts beginning in 2003 that are expected to increase future sales above 2001 levels.



EBITDA for the Automotive Group improved by approximately $2 million for the three months ended September 30, 2002 versus the comparable period in 2001. The primary driver of this increase is the $15 million improvement in sales offset by a $1.3 million increase in operating lease expense related to sale-leaseback activities completed in the second half of 2001 and first quarter of 2002. Additionally, negatively impacting EBITDA for the three months ended September 30, 2002, was a non-recurring charge taken related to the reorganization of our Engine segment's European operations, the declining European vehicle market and costs associated with the build-up of our design and engineering capabilities to support future program awards.



CORPORATE & OTHER UNALLOCATED


Corporate and other unallocated expense increased slightly for the three months ended September 30, 2002 versus the comparable period in 2001 due to our shared services initiatives to centralize standard processes and reduce redundant costs throughout the Company (e.g., capability in sales, procurement, IT infrastructure, finance expertise, etc.). The majority of the shared services initiatives are being implemented in the fourth quarter of 2002 and first half of 2003, and as a result we anticipate a decrease in operational costs at the Automotive Group units in 2003. However, the initial build-up of program and management resources to implement the shared services program resulted in unfavorable costs in the short-term.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS SEPTEMBER 30, 2001



                                                               (IN THOUSANDS)
                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                        ------------------------------
                        SALES                                2002            2001
                        -----                           -------------   -------------
Automotive Group
 Chassis ............................................    $  126,800      $  118,530
 Driveline ..........................................       618,310         609,220
 Engine .............................................       368,790         344,370
                                                         ----------      ----------
   Automotive Group .................................     1,113,900       1,072,120
TriMas Group ........................................       328,580         571,080
                                                         ----------      ----------
   Total Sales ......................................    $1,442,480      $1,643,200
                                                         ==========      ==========
                       EBITDA
                       ------
Automotive Group
 Chassis ............................................    $   13,630
 Driveline ..........................................        78,080
 Engine .............................................        50,860
                                                         ----------
   Automotive Group .................................       142,570      $  140,500
TriMas Group ........................................        62,420         101,670
                                                         ----------      ----------
Corporate/unallocated/centralized resources .........       (14,560)        (10,060)
                                                         ----------      ----------
Total EBITDA ........................................       190,430         232,110
Depreciation & amortization .........................        81,460         113,070
Legacy stock award expense ..........................         4,210           7,500
                                                         ----------      ----------
Operating profit ....................................    $  104,760      $  111,540
                                                         ==========      ==========

Excluding the results of TriMas, the subsidiary that the Company sold in June 2002, sales increased $42 million or 3.9% for the nine months ended September 30, 2002 in comparison with the comparable period in 2001. The primary driver of this increase was a 7.6% increase in vehicle production by our three largest customers, offset by the effects of the closure of a manufacturing facility in the Chassis Group and the loss of certain customer contracts in our Driveline segment.



Excluding the results of TriMas, EBITDA for the nine months ended September 30, 2002 decreased $2.4 million or 1.9% compared with the comparable period in 2001. Offsetting the increased sales for the period were $9.9 million in additional operating lease payments, a non-recurring charge taken related to the reorganization of our Engine segment's European operations, costs associated with the build-up of our design and engineering capabilities to support future program awards and a one-time $2.4 million expense reimbursement experienced in the second quarter of 2001.



Selling, general and administrative expenses were approximately $164 million or 11% of sales for the nine months ended September 30, 2002 versus $209 million or 13% of sales for the comparable period in 2001. Selling, general and administrative expenses excluding TriMas for the nine months ended September 30, 2002 and 2001 are summarized below:

                                            (IN THOUSANDS)
                                               9 MONTHS         9 MONTHS
                                            ENDED 9/30/02     ENDED 9/30/01       $ CHANGE      % CHANGE
                                           ---------------   ---------------   -------------   ---------
Selling, general and administrative
 expenses ..............................      $ 164,200        $  208,800        $ (44,600)       (21%)
TriMas portion of selling, general and
 administrative expenses and goodwill
 amortization ..........................        (52,080)         (115,080)          63,000        (55%)
One-time expense reimbursement .........             --             2,400           (2,400)       100%
Operating lease costs ..................        (18,440)           (8,530)          (9,910)       116%
                                              ---------        ----------        ---------        ---
Adjusted selling, general and
 administrative expenses ...............      $  93,680        $   87,590        $   6,090          7%
                                              =========        ==========        =========        ===

The net increase of $6.1 million, or 7%, in selling, general and administrative expenses, identified above, is primarily related to an increased cost base to support the large amount of future programs awarded to Metaldyne. Additionally, 2001 selling, general and administrative expenses included a one-time $2.4 million expense reimbursement.


Interest expense was approximately $74 million and $113 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease is primarily due to a reduction in interest resulting from a lower average debt balance in 2002, an approximate 3% reduction in LIBOR for the comparable periods in 2002 and 2001, and a smaller applicable spread over LIBOR (from 4.5% to 2.75%) in our amended and restated credit facility versus the prior year. See Liquidity and Capital Resources section for additional discussion of the reduction in debt levels for fiscal 2002. The Company also recorded a $7.5 million non-cash loss on interest rate arrangements in connection with the early retirement of its term loans in the second quarter of 2002. This loss is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in our consolidated statement of operations for the three and nine months ended September 30, 2002.


The provision for income taxes for the nine months ended September 30, 2002 was a benefit of $15.8 million as compared to a benefit of $0.6 million for the comparable period in 2001. The provision for both years was computed under the discrete method of accounting due to the variance between the third quarter earnings and the projected earnings for the year. During 2002, the U.S. Department of Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit the Company to utilize a previously disallowed tax capital loss that primarily resulted from the sale of a subsidiary in 2000. Accordingly, the Company recorded a tax benefit of $20 million in the quarter ended June 30, 2002. The provision for both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income taxes payable, even though the Company incurred a loss for U.S. tax purposes. The tax provision for 2001 also reflects the impact of non-deductible goodwill from acquisitions, with the impact of this item more pronounced due to the low level of pre-tax income.


Net income before the cumulative effect of change in accounting principle and extraordinary item was approximately $23.0 million for the nine months ended September 30, 2002, versus a loss of approximately $20.3 million for the comparable period in 2001, or a $43.3 million increase. As of September 30, 2002, we completed our transitional impairment test needed to measure the amount of any goodwill impairment for our former TriMas subsidiary, as required by SFAS No. 142, "Goodwill and Other Intangible Assets." A non-cash, after tax charge of $36.6 million was taken as of January 1, 2002. Consistent with the requirements of SFAS No. 142, we recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002. In connection with our early retirement and refinancing of our prior credit facility, we also incurred a $63.0 million (or $39.7 million, net of tax) extraordinary loss on the extinguishment of this debt. We recognized a net loss attributable to common stock of approximately $60.2 million for the nine months ended September 30, 2002, versus a loss of $24.5 million for the comparable period in 2001, or a $35.7 million decrease.

SEGMENT INFORMATION

Sales for the Automotive Group were approximately $42 million, or 3.9%, higher for the nine months ended September 30, 2002 than for the comparable period in 2001. The primary driver of this increase was an approximate 7.6% increase in North American vehicle production during the period. Offsetting this increase was an unfavorable pricing environment, a decline in the European vehicle production, the effects of the closure of a manufacturing facility and the loss of certain customer contracts.

Sales for our Chassis segment increased approximately 7% for the nine months ended September 30, 2002 versus the comparable period in 2001, primarily driven by the overall increase in North American vehicle production and new product launches. However, the closure earlier in 2002 of one of their manufacturing facilities resulted in a $11 million decrease in sales year over year, or 9% of the Chassis segment's sales for the comparable period of 2001. Excluding the effect of this closed facility, the Chassis segment's revenue increased approximately 16%. Our Engine segment revenue increased approximately 7% over the prior period due principally to the increased North American vehicle production despite the declining production levels in the European vehicle market and price concessions. Our Driveline segment increased 1.5% versus the prior period primarily the result of an increase in vehicle production. Offsetting this increase was the loss of certain customer contracts in late 2001, weakness in the overall hydraulic controls market and price concessions taken in 2002. The Driveline segment is rapidly working to replace these sales, and has received contracts beginning in 2003 that are expected to increase future sales above 2001 levels.


EBITDA for the Automotive Group improved by approximately $2 million versus the comparable period in 2001. The primary driver of this increase is the $42 million increase in sales, which was offset by a $9.9 million increase in operating lease expense related to sale-leaseback activities completed in the second half of 2001 and first quarter of 2002. Additionally, negatively impacting EBITDA for the nine months ended September 30, 2002 was a $1.1 million non-recurring charge taken in the third quarter related to the reorganization of our Engine segment's European operations, the decline in the European vehicle market, costs associated with the build-up of our design and engineering capabilities to support future program awards and unfavorable price increases in our aluminum purchases.



CORPORATE & OTHER UNALLOCATED

Corporate and other unallocated expense increased $4.5 million for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. This increase is primarily attributed to our shared services initiatives to centralize standard processes and reduce redundant costs throughout the Company (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc.) and a one-time $2.4 million expense reimbursement in 2001. The majority of the shared services initiatives are being implemented in the fourth quarter of 2002, and as a result we anticipate a decrease in operational costs at the Automotive Group units in 2003. However, the initial build-up of program and management resources to implement the shared services program has resulted in unfavorable costs during the 2002 implementation process.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. We had approximately $7.4 million of cash and cash equivalents at September 30, 2002. Additionally, we had $117.5 million and $47 million of additional liquidity available from our revolving credit facility and accounts receivable securitization facility, respectively. Thus, total available liquidity exceeded $170 million as of September 30, 2002. At September 30, 2002, $29 million of the accounts receivable securitization facility was utilized. The revolving credit facility was unutilized.

OUR PRINCIPAL SOURCES OF LIQUIDITY. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable facility. We have significant unutilized capacity under our revolving credit facility and accounts receivable facility that may be utilized for acquisitions, investments or unanticipated capital expenditure needs. We anticipate that our capital expenditure requirements for fiscal 2002 will be approximately $110 million. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

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


As a result of the transaction, after payment of expenses, the Company or TriMas repaid approximately $496 million of term debt under our senior credit facility, repurchased approximately $206 million aggregate principal amount of its 4.5% convertible subordinated debentures due 2003 ($78 million of this repurchase was completed in the third quarter), and reduced outstanding balances under our receivables facility by approximately $136 million (of which approximately $86 million relates to the elimination of the TriMas receivables base). Upon completion of the repurchase of our 4.5% convertible subordinated debentures due 2003 and repayment of term debt, we incurred an approximate $39.7 million, after tax, extraordinary loss on the extinguishment of debt. At September 30, 2002, the remaining aggregate principal amount of the 4.5% convertible subordinated notes is $98.5 million.


DEBT, CAPITALIZATION AND AVAILABLE FINANCING SOURCES. On June 20, 2002, we entered into two arrangements to refinance our long-term debt. In the first arrangement, we issued $250 million of 11% senior subordinated notes due 2012 in a private sale under Rule 144A of the Securities Act of 1933, as amended. On October 15, 2002, the Company filed a registration statement with the Securities and Exchange Commission for an exchange offer of a new issue of 11% senior subordinated notes due 2012 in exchange for the outstanding 11% senior subordinated notes due 2012. The exchange offer will raise no new proceeds for the Company and is being made in accordance with contractual commitments arising from the June 20, 2002 issuance. The exchange offer will allow the 11% senior subordinated notes to be transferred without restriction. The exchange offer will close on November 20, 2002, unless otherwise extended by the Company.


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

                                                              (IN MILLIONS)
                                                      SEPTEMBER 30,     DECEMBER 31,
                                                           2002             2001
                                                     ---------------   -------------
Senior credit facilities:
 Tranche A term loan facility ....................         --            $  449
 Tranche B term loan facility ....................         --               478
 Tranche C term loan facility ....................         --               185
 Tranche D term loan facility ....................        400                --
Revolving credit facility ........................         --                --
                                                         ----            ------
Total senior credit facility .....................       $400            $1,112
 11% Senior subordinated notes, due 2012 .........        250                --
 4.5% Convertible subordinated debentures, due
   2003 (face value $98.5 million) ...............         90               263
 Other debt ......................................         22                27
                                                        -----            ------
Total debt .......................................        762             1,402
Less current maturities ..........................         (4)              (43)
                                                        -----            ------
Long-term debt ...................................        758            $1,359
Cash and cash equivalents ........................          7                --
                                                         ----            ------
Net long-term debt ...............................       $751            $1,359
                                                         ====            ======

As a result of the refinancing described above, we cancelled the $100 million subordinated loan commitment from Masco Corporation. This commitment had been established for use in the event that funds were not otherwise available to satisfy principal obligations under the 4.5% convertible subordinated debentures at maturity. As a result of the large prepayment of this obligation, the commitment from Masco Corporation was deemed unnecessary. Until the remaining 4.5% convertible subordinated debentures are repaid, availability up to $100 million on our working capital revolver loan will be restricted. This restriction, however, will be tied to the outstanding unpaid balance as future repurchases are made, and is $98.5 million as of September 30, 2002.

At September 30, 2002, we were contingently liable for standby letters of credit totaling $34 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

EFFECTS OF TRIMAS DISPOSITION AND REFINANCING. As a result of the TriMas disposition and subsequent debt refinancing, our capital structure has been significantly modified. We experienced the following debt reduction, amortization and liquidity enhancements as a direct result of these actions:

   o Our senior indebtedness has been reduced 42% since December 31, 2001.

   o The weighted average life of our outstanding debt has been extended from approximately 4 years to 7 years. This will better enable the Company to invest in the necessary capital to support our growth plan over the next several years.

   o Our outstanding receivables facility balance was $29 million at September 30, 2002, leaving us with $47 million available under our receivables facility in addition to our $117.5 million of unutilized revolving credit facility (net of $34 million letters of credit usage and $98.5 million of blocked availability for retirement of our 4.5% subordinated debentures).

   o As a result of the TriMas disposition, we repurchased $206.5 million in aggregate principal amount of the 4.5% convertible subordinated debentures due 2003. The remaining aggregate principal amount of these 4.5% convertible subordinated debentures is $98.5 million.


CASH FLOWS.

Operating activities -- Operating activities used $93.9 million of cash for the first nine months of 2002 compared with a source of cash of $120.5 million in the comparable period of 2001. Excluding the activities related to the sale of receivables, operating activities provided $44.4 million of cash for the first nine months of 2002 as compared to $92.9 million for the comparable period of 2001. This change is due primarily to the increased usage in working capital. For the first nine months of 2002, changes in working capital were a use of cash of $216.6 million versus a use of cash of $4.5 million for the first nine months of 2001. The table below depicts an estimate of our operating cash flow adjusting for the TriMas disposition funded with Metaldyne cash flow.

           Estimated "Normalized" Operating Cash Flow for Metaldyne


Operating Cash Flow per Statement ..................................  $ (93.9)
 Adjustments to operating cash flow:
   Net repayment of accounts receivable securitization (1) .........    138.4
   Accounts receivable build at TriMas prior to disposition (2) ....     39.0
                                                                      -------
Adjusted operating cash flow .......................................  $  83.5
                                                                      =======


  (1) Represents the net paydown of our accounts receivable securitization program in 2002.

  (2) Represents the increase in accounts receivable at TriMas from December 31, 2001 to June 6, 2002 funded with Metaldyne cash flow.

Investing activities -- Investing activities resulted in a source of cash of $790.6 million for the first nine months of 2002 as compared with a use of cash of $125.4 million for the same period of 2001. This increase is primarily the result of proceeds from the disposition of TriMas. Investing activities were also positively affected by the proceeds from the sale-leaseback transactions occurring in 2002. In December 2001 and January 2002, the Company entered into sale-leaseback transactions with respect to equipment and approximately 20 real properties with total proceeds of approximately $56 million. Proceeds of $23 million and $33 million were received in December 2001 and January 2002, respectively. Capital expenditures were $79 million for the first nine months of 2002 as compared with $82 million in 2001.

Financing activities -- Financing activities were a use of cash of $689.2 million for the first nine months 2002 as compared to a $0.2 million use of cash for the same period of 2001. This decrease is primarily the result of principal repayments on both the Company's term loan debt and convertible subordinated notes offset by the related debt refinancing. On June 20, 2002, the Company issued $250 million of senior subordinated notes with an interest rate of 11% per annum and amended and restated its November 2000 credit facility. The amended credit facility consists of a senior revolving credit facility of up to $250 million and a $400 million senior term loan facility. In conjunction with the debt refinancing, the Company incurred approximately $11.6 million in refinancing fees. All of the Company's sale-leaseback transactions are accounted for as operating leases and the associated rent expense is included in our financial results on an as-incurred basis.

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

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At September 30, 2002, approximately $29 million of our $225 million receivables facility was utilized with an additional $47 million, available but not utilized. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

INTEREST RATE HEDGING ARRANGEMENTS. In February 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and a three month LIBOR interest rate cap and floor of 7% and 4.5%, respectively, and four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $348 million. As a result of our early retirement of our term loans in June 2002, we recorded a cumulative non-cash loss of $7.5 million, which is included in our consolidated statement of operations as of June 30, 2002. The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to our new tranche D term note in June 2002, resulting in a cumulative unrealized loss of $0.1 million as of September 30, 2002, which is included in other comprehensive income (loss) in the Company's consolidated balance sheet. The remaining two interest rate caps totaling $148 million no longer qualify for hedge accounting. Therefore, the unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002. As of September 30, 2002, a loss of $0.03 million has been recorded as other expense in the consolidated statement of operations.


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


We also have outstanding $58.7 million in aggregate liquidation value of series A and series B preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% and 11.5% respectively per annum initially and to effect a mandatory redemption in December 2012 and June 2013. For periods that we do not pay cash dividends on the series A preferred stock, an additional 2% per annum of dividends is accrued. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.


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


OUTLOOK


Automotive production was up 7.6% in the first nine months of 2002 versus the comparable period in 2001. To further enhance North American automotive revenues, the Original Equipment Manufacturer's (OEMs) are reintroducing zero percent financing for the fourth quarter of 2002 that may help to keep production schedules firm. The European market is estimated to decline compared to prior year levels. However, we remain cautious that North American vehicle production will continue to be stable for the remainder of 2002 as inventory levels at the OEMs appear to be at higher levels than in the comparable prior periods.


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


Our largest raw material requirement is special bar quality steel. Under supply contracts for special bar quality steel, we have established the prices at which we will purchase much of our steel requirements through the remainder of 2002. We may not be able to renegotiate future prices under those contracts at prices favorable to us, depending on industry conditions. The domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. In response to this instability, tariffs on imported steel were imposed by the U.S. government in March 2002. As a result, steel prices have begun to rise and we expect to experience increased steel prices in 2003 when our current contracts expire. Metaldyne has been aggressively pursuing strategies to mitigate the net effect of these tariffs on our profitability, but at this date, any effect of these tariffs on our future profitability cannot be quantified.


CONTRACTUAL CASH OBLIGATIONS


Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations related to our recent acquisitions. The following table summarizes our fixed cash obligations over various future periods as of September 30, 2002.

                                                             (IN MILLIONS)
                                                        PAYMENTS DUE BY PERIODS
                                                     LESS THAN      1-3       3-5       AFTER
                                           TOTAL      ONE YEAR     YEARS     YEARS     5 YEARS
                                          -------   -----------   -------   -------   --------
Long-term debt ........................    $400         $ 1        $  2       $ 2       $395
11% Senior subordinated notes .........     250          --          --        --        250
4.5% Convertible subordinated
 debentures ...........................      90          --          90        --         --
Other debt ............................      16           2           6         8         --
Capital lease obligations .............       6           4           2        --         --
Operating lease obligations ...........     218          31          57        42         88
Severance .............................      18          11           7        --         --
                                           ----         ---        ----       ---       ----
Total contractual obligations .........    $998         $49        $164       $52       $733
                                           ====         ===        ====       ===       ====

Note: Operating lease expense is deducted to arrive at EBITDA.


U.S. PENSION PLANS

The Company sponsors defined benefit pension plans covering certain hourly and salaried employees in the United States. On September 30, 2001, the projected benefit obligation (calculated using a 7.625% discount rate) exceeded the market value of plan assets by $79.9 million. During 2002, the Company made contributions of $23.5 million to the defined benefit plans; however, these contributions have been offset by negative 2002 investment returns for Metaldyne's pension asset portfolio. The underfunded status at September 30, 2002 is approximately $93.2 million (assuming a 6.75% discount rate). Under SFAS No. 87, "Employers' Accounting for Pensions" rules, Metaldyne is required annually on September 30th to mark the gross pension liabilities and assets to market value. Although this mark-to-market adjustment is required, the Company maintains a long-term outlook for developing a pension-funding plan. In addition, we are in a period of very low interest rates, which results in a higher liability estimate. Assuming interest rates increase to a historical 25-year average range of 7.75% to 8.0%, the underfunded status at September 30, 2002 would decrease to $56.2 million.

The Company's 2003 defined benefit pension expense is projected to be $3.8 million. This is a reduction of $5.5 million compared to 2002. The reduction is attributable, in large part, to the TriMas disposition and the benefit program changes that Metaldyne has adopted, which will become effective on January 1, 2003. The Company has replaced its existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit sharing plan and a 401(k) plan. We expect to make contributions of $15.8 million to the defined benefit pension plans for 2003.


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

In compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," the Company does not recognize revenue until it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company is in compliance with SAB No. 101 as of September 30, 2002.

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which are effective for us on July 1,

2001 and January 1, 2002, respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ended December 31, 2001 will not be amortized.

Under SFAS No. 142, the Company ceased the amortization of goodwill. Our Step 1 test as required by SFAS No. 142 indicated a carrying value in excess of fair value relating to the TriMas reporting units at January 1, 2002. We completed our assessment for the Automotive Group which indicated that the fair value of these units exceeds their corresponding carrying value. Fair value was determined based upon the discounted cash flows of the reporting units.

We completed our transitional impairment test needed to measure the amount of any goodwill impairment for our former TriMas subsidiary. A non-cash, after tax charge of $36.6 million was taken as of January 1, 2002, related to the industrial fasteners business of our former TriMas subsidiary. Sales, operating profits and cash flows for this TriMas owned business were lower than expected beginning in the first quarter of 2001, due to the overall economic downturn and cyclical declines in certain markets for industrial fastener products. Based on that trend, the earnings and cash flow forecasts for the next five years indicated the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, we will recognize this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the Company's 2003 fiscal year.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises, and is an amendment of SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. The provisions of this Statement are effective on or after October 1, 2002. It is believed that SFAS No. 147 will have no impact on the Company.

DERIVATIVE FINANCIAL INSTRUMENTS. We have entered into interest rate protection agreements to limit the effect of changes in the interest rates on any floating rate debt. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Changes in the fair value of such instruments are recognized in the balance sheet as a component of accumulated other comprehensive income (loss) in shareholders' equity.

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." Pursuant to this statement, all derivative instruments are recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in fair value are recognized currently in earnings unless the instrument qualifies for hedge accounting. Under hedge accounting, changes are recorded as a component of other comprehensive income (loss) to the extent the hedge is considered effective.

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

DEPRECIATION AND AMORTIZATION. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 21/2 to 10%, and machinery and equipment, 62/3 to 331/3%. The excess of cost over net assets of acquired companies (goodwill) is no longer amortized. Annually, management assesses whether there has been an impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET ABOUT RISK
        ----------------------------------------------------------------


In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See footnote 6 for a discussion of interest rate risk and the objectives and strategies used to manage these risks.


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------


Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer implemented changes, primarily to formalize, document and enhance existing procedures that are in place within the Company and concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.


There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                           PART II. OTHER INFORMATION
                              METALDYNE CORPORATION


Items 1, 2 and 5 are not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------


       (A) EXHIBITS:
           ---------


           Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


           Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


           Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       (B) REPORTS ON FORM 8-K:
           --------------------


           A report Form 8-K dated July 18, 2002 reported under Item 5, "Other Events," the announcing of a non-binding letter of intent to form a joint venture to operate the New Castle Machining Forge facility presently owned by DaimlerChrysler in New Castle, Indiana.


           A report Form 8-K dated August 14, 2002 reported under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," the filing of the Certification pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           A report Form 8-K dated September 13, 2002 reported under Item 5, "Other Events," the update of Metaldyne Corporation's financial statements and related notes for the fiscal year ended December 31, 2001 and period ended June 30, 2002 to include supplemental disclosure of 1) guarantor financial information for the subsidiaries of Metaldyne Corporation and 2) transitional disclosures with respect to statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          METALDYNE CORPORATION
                                          ---------------------
                                          (REGISTRANT)




DATE: November 13, 2002             BY:   /s/ William   M. Lowe, Jr.
      -----------------                   -------------------------
                                          William M. Lowe, Jr.
                                          Executive Vice President and Chief
                                          Financial Officer, Chief Accounting
                                          Officer and Authorized Signatory

                                  CERTIFICATION

I, Timothy D. Leuliette, certify that:


1.     I have reviewed this quarterly report on Form 10-Q of Metaldyne
       Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                       /s/Timothy D. Leuliette
                                               -----------------------
                                               Timothy D. Leuliette
                                               Chief Executive Officer

                                  CERTIFICATION


I, William M. Lowe, Jr., certify that:


1.     I have reviewed this quarterly report on Form 10-Q of Metaldyne
       Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                       /s/William M. Lowe, Jr.
                                               -----------------------
                                               William M. Lowe, Jr.
                                               Chief Financial Officer

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