Form 10-K
period 2002-12-29
METALDYNE CORP
filed 2003-03-14
CIK 745448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002


                        COMMISSION FILE NUMBER 1-12068



                             METALDYNE CORPORATION
                      (FORMERLY KNOWN AS MASCOTECH, INC.)
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                     38-2513957
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

      47659 HALYARD DRIVE, PLYMOUTH, MICHIGAN                    48170-2429
      (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: 734-207-6200


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                              TITLE OF EACH CLASS
                         Common Stock, $1.00 par Value

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer. Yes [ ] No [X]

     There is currently no public market for the Registrant's Common Stock.

     Number of shares outstanding of the Registrant's Common Stock at March 15, 2003: 44,643,637 shares of Common Stock, par value $1.00 per share.

     Portions of the Registrant's definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                            PAGE
   ITEM                                                                                    -----
   PART I

      1.     Business ..................................................................     3

      2.     Properties ................................................................     9

      3.     Legal Proceedings .........................................................    10

      4.     Submission of matters to a Vote of Security Holders .......................    11

     4A.     Supplementary Item, Executive Officers of Registrant ......................    11

   PART II

      5.     Market for Registrant's Common Equity and Related Stockholder Matters .....    12

      6.     Selected Financial Data ...................................................    13

      7.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................    14

     7A.     Quantitative and Qualitative Disclosures about Market Risk ................    34

      8.     Financial Statements and Supplementary Data ...............................    34

      9.     Changes in and Disagreements with Accountants and Financial Disclosure ....    80

  PART III

     10.     Directors and Executive Officers of the Registrant ........................    80

     11.     Executive Compensation ....................................................    80

             Security Ownership of Certain Beneficial Owners and Management and
     12.     Related Stockholder Matters ...............................................    80

     13.     Certain Relationships and Related Transactions ............................    80

     14.     Controls and Procedures ...................................................    80

   PART IV

     15.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K ...........    81

  Signatures .........................................................................      85

  FINANCIAL STATEMENT SCHEDULE

             Metaldyne Corporation Financial Statement Schedule ........................    86

                                    PART I

ITEM 1. BUSINESS.

     We ("Metaldyne" or the "Company") are a leading global manufacturer of highly engineered metal components for the global light vehicle market. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications. We serve approximately 200 automotive and industrial customers, and our top ten customers represent approximately 57% of total 2002 sales.

     We operate three segments through the Automotive Group. Our Driveline, Engine and Chassis segments manufacture, design, engineer and assemble metal-formed and precision-engineered products used in the transmissions, engines and chassis of vehicles.

     On June 6, 2002, we sold TriMas common stock to Heartland and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. We retained approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase shares of TriMas stock at a nominal exercise price. As a result of the TriMas disposition, we received $840 million in the form of cash, debt reduction and reduced receivables facility balances, and received or retained common stock and a warrant in TriMas representing our 34% retained interest. TriMas is included in our financial results through the date of this transaction. Effective June 6, 2002, we account for our 34% retained interest in TriMas under the equity method of accounting.

OUR BUSINESS

     We are a leading supplier of highly engineered metal components for the global light vehicle market. Through a combination of capabilities in design, engineering, fabrication, machining and assembly, we supply components and modular systems used in vehicle transmission, engine and chassis applications. Our products are sold primarily to both North American and international light vehicle original equipment manufacturers, or OEMs, and Tier I component assemblers and provide content for approximately 95% of the top 40 NAFTA light vehicles produced in 2002. Tier I component assemblers are direct suppliers to OEMs of integrated modules, such as a complete engine assembly or drivetrain assembly. Our metal forming processes include cold, warm and hot forging, forged and conventional powder metal, tubular fabrications and precision-aluminum die castings. In addition, we perform design, engineering, machining, finishing and assembly functions. We have approximately 7,100 employees and more than 40 owned or leased manufacturing facilities worldwide.

     In North America, we have leading market shares in several of our products. We are the largest independent forming company, the second largest independent "machining and assembly" supplier, and one of the largest powder metal manufacturers for light vehicle applications. We believe our scale and combined capabilities represent a significant competitive advantage over our competitors, many of which are smaller and do not have the ability to combine metal forming with machining and sub-assembly capabilities. We serve approximately 200 customers, including BMW, Dana, DaimlerChrylser, Ford, General Motors, Delphi, Honda, New Venture Gear, Nissan, Renault, Toyota, TRW and Visteon.

     We have organized our continuing businesses into three principal product segments: Driveline, Engine and Chassis segments.

    o DRIVELINE SEGMENT. We are a leading independent manufacturer of components, modules and systems, including precision shafts, hydraulic controls, not and cold forgings and integrated program management used in a broad range of transmission applications. We believe that we have leading market shares in several product areas, including the number one position in transmission and transfer case shafts, transmission valve bodies, cold extrusion and Hatebur hot forgings.

    o ENGINE SEGMENT. We are a leading supplier of a broad range of engine components, modules and systems. The group manufactures sintered metal, powder metal, forged and tubular fabricated products used for a variety of applications, including balance shaft modules and front cover assemblies. We have leading market shares in powder metal connecting rods and several categories of forgings.

    o CHASSIS SEGMENT. We are a leading supplier of components, modules and systems used in a variety of engineered chassis applications, including fittings, wheel-ends, axle shafts, knuckles and mini-corner assemblies. This group utilized a variety of processes including hot, warm and cold forging, powder metal forging and machinery and assembly. We apply full-service integrated machining and assembly capabilities to an array of chassis components.

MARKET OPPORTUNITIES AND GROWTH STRATEGIES

     In order to reduce costs and consolidate volume with full scale suppliers, we believe OEMs and Tier I suppliers will increasingly seek to outsource the design, manufacture and assembly of fully integrated, modular assemblies of metal parts in engine, transmission and chassis. We believe that the following favorable market factors will drive the domestic OEM's desire to continue outsourcing:

    o emissions, fuel economy and customer preferences are driving the design of a new generations of components for engine, transmission and chassis applications to increase efficiency and performance and reduce weight;

    o OEMs are consolidating their supply base among global, full service suppliers capable of meeting their needs uniformly across their geographic production base; and

    o in many cases, full-scale suppliers have lower production costs than OEMs and are able to provide significant cost reduction opportunities.

     Our strategy is to become one of the leading suppliers of high-quality, low-cost metal formed components, assemblies and modules to the global light vehicle industry. Key elements of our strategy include the following:

    o FOCUS ON FULL-SERVICE, INTEGRATED SUPPLY OPPORTUNITIES. By offering a full complement of metal solutions, we believe we provide OEMs with "one-stop" shopping to optimize weight, cost, stress, durability, fatigue resistance and other metal component attributes of products. Our capabilities in engineering, design, machining and assembly position us to capture a greater share of the "value chain" and deliver to customers finished assemblies and modules rather than independent parts. Currently, OEMs satisfy a significant portion of their metal forming and assembly requirements with in-house production and assembly of purchased components. We believe that, as OEMs seek to outsource the design and manufacture of parts, they will choose suppliers with expertise in multiple metal-forming technologies and the ability to design, engineer and assemble components rather than supply independent parts. We intend to enhance our strengths in forged steel, powder metal and precision-aluminum die cast components by adding metal and process capabilities in aluminum foundry and magnesium die casting.

    o INCREASE CONTENT PER VEHICLE. We are aggressively pursuing new business opportunities to supply a large portion of value-added content utilizing our integrated capabilities. These opportunities can result in significant increases in content per vehicle on related programs. For example, we were recently awarded a contract by a leading North American OEM to manufacture clutch modules that incorporates our metal-forming, aluminum die casting, product development and machining and assembly capabilities. We have received various new business awards from our domestic and transplant customers across many of our product categories. We have been awarded net new business that is projected, based on our customers' production forecasts, to generate additional annual sales of approximately $900 million to $1 billion through 2007. In 2002, our content per vehicle in North America was approximately $70 and we expect to materially increase our content per vehicle as a result of new business awards that we are pursing.

    o LEVERAGE OUR ENGINEERING, DESIGN AND INFORMATION TECHNOLOGY
      CAPABILITIES. We believe that in order to effectively develop total metal component and assembly solutions it is necessary to integrate research, development and design elements with product fabrication, machining, finishing and assembly. We believe that our larger scale and broader product line relative to most of our competitors will enable us to more efficiently invest in engineering, design and information technology and develop a significant competitive advantage. For example, we recently designed and developed a front engine module that integrates multiple components into one fully tested end item which increased the products' performance and durability while reducing noise/ vibration effects and overall system costs.

    o CONTINUE TO PURSUE COST SAVINGS OPPORTUNITIES AND OPERATING
      SYNERGIES. We have pursued, and will continue to pursue, cost savings that enhance our competitive position in serving OEMs and Tier I suppliers. In 2001, we successfully completed cost savings programs involving a consolidation of headquarter functions and the elimination of an outsourcing agreement with our former controlling shareholder, the closure and consolidation of manufacturing and distribution facilities and an aggressive cash management program. In addition, we have invested in and are implementing a comprehensive shared services platform for a range of overhead functions including finance, information technology, procurement and human resources. We believe the shared services program will improve management information and result in further cost savings in the future. We believe we have additional opportunities to improve our margins as we achieve operating synergies with increased volumes and continue to vertically integrate our machining and assembly capacity with our metal forming abilities. We intend to pursue opportunities to improve our sourcing costs for key commodity inputs, such as primary and secondary scrap, hot bar and rod and other key raw material components.

    o PURSUE STRATEGIC COMBINATIONS AND GLOBAL EXPANSION OPPORTUNITIES. We plan to continue to pursue acquisitions that strategically expand our metal and process capabilities in aluminum foundry and magnesium die casting and contribute to our geographic diversity and market share. Global expansion is an important component of our growth strategy since a significant portion of the global market for engineered metal parts is outside of North America. Furthermore, as OEMs continue to consolidate their supply base, they are seeking global suppliers that can provide seamless product delivery across geographic production regions. We believe our size, strong market shares in North America and customer relationships strongly position us to capitalize on this trend.

RECENT DEVELOPMENTS

     NC-M CHASSIS SYSTEMS, LLC JOINT VENTURE. On January 2, 2003, we closed a Joint Venture Formation Agreement with DaimlerChrysler Corporation ("Chrysler") to operate Chrysler's New Castle (Indiana) machining and forge facility known as NC-M Chassis Systems, LLC. In connection with the closing, Chrysler contributed substantially all of the assets of the business conducted at this facility in exchange for 100% of the common and preferred interests in the joint venture. In addition, the joint venture assumed certain liabilities of the business from Chrysler. Immediately following the contribution, we purchased 40% of the common interests in the joint venture from Chrysler for $20 million in cash. This transaction was accounted for under the equity method of accounting, due to our investment representing greater than 20% but less than 50% of the interest in the joint venture.

     Under the terms of the Agreement, we will have an option to purchase Chrysler's common and preferred interests in the joint venture for $118.8 million in cash, approximately $31.7 million in principal amount of a new issue of 10-year 10% senior subordinated notes of Metaldyne and approximately $64.5 million in liquidation preference of a new series of preferred stock of Metaldyne. Our call option is available to be exercised assuming the satisfactory completion of collective bargaining agreement negotiations in mid to late 2003. If Chrysler does not perform its obligations under Metaldyne's call option, including obtaining satisfactory collective bargaining agreement negotiations, Metaldyne has an option to put its initial investment of $20 million, back to Chrysler. If Metaldyne does not exercise its call option within 90 days of Chrysler obtaining satisfactory collective bargaining agreement negotiations, Chrysler has a call option to purchase Metaldyne's initial investment for $1.

     VCST INDUSTRIAL PRODUCTS. On March 4, 2003, we announced that we withdrew our September 25, 2002 non-binding letter of intent for Metaldyne to acquire 100% of the shares of VCST.

NEW BUSINESS AWARDS

     Since 2001, we have received over 160 new business awards that support future product programs beginning from 2001 through 2007. The awards extend for up to 10 years, and include metal-formed components, assemblies and modules for OEMs and Tier I customers' chassis, driveline and engine applications.

OPERATING SEGMENTS


     The following table sets forth for the three years ended December 29, 2002, December 31, 2001 and December 31, 2000, the net sales, operating profit and Adjusted EBITDA for our operating segments. (Table includes Simpson Industries and GMTI in the Automotive Group from their date of acquisition forward. As noted above, GMTI results have been included since January 4, 2001, and TriMas results are included up to its divestiture on June 6, 2002.) See
Note 21 "Segment Information" to our financial statements in Item 8 of this report for information pertaining to the net assets of each segment.

                                                  NET SALES
                                                (IN THOUSANDS)
                                ----------------------------------------------
                                     2002             2001          2000(1)
                                --------------   -------------   -------------
Automotive Group
 Chassis ....................    $   164,840      $  154,900      $   22,970
 Driveline ..................        806,860         791,070         603,770
 Engine .....................        493,070         455,260         241,260
                                 -----------      ----------      ----------
   Automotive Group .........      1,464,770       1,401,230         868,000
TriMas Group (3) ............        328,580         726,600         782,160
                                 -----------      ----------      ----------
Total Sales .................    $ 1,793,350      $2,127,830      $1,650,160
                                 ===========      ==========      ==========

                                                                         OPERATING PROFIT
                                                                          (IN THOUSANDS)
                                                            -------------------------------------------
                                                                 2002           2001          2000(1)
                                                            -------------   ------------   ------------
Automotive Group
 Chassis ................................................     $  10,670
 Driveline ..............................................        54,240
 Engine .................................................        33,680
                                                              ---------
   Automotive Operating .................................     $  98,590      $  83,000      $  74,770
 Automotive/centralized resources ("Corporate") .........       (30,640)       (25,440)       (12,590)
                                                              ---------      ---------      ---------
   Automotive Group .....................................        67,950         57,560         62,180
TriMas Group (3) ........................................        46,140         69,490         97,090
                                                              ---------      ---------      ---------
Total operating profit ..................................     $ 114,090      $ 127,050      $ 159,270
                                                              =========      =========      =========

                                                                       ADJUSTED EBITDA(2)
                                                                         (IN THOUSANDS)
                                                            ----------------------------------------
                                                                2002           2001        2000(1)
                                                            ------------   -----------   -----------
Automotive Group
 Chassis ................................................    $  17,860
 Driveline ..............................................      101,020
 Engine .................................................       65,220
                                                             ---------
   Automotive Operating Adjusted EBITDA..................    $ 184,100      $ 181,530     $ 114,260
 Automotive/centralized resources ("Corporate") .........      (18,750)       (13,600)      (11,610)
                                                             ---------      ---------     ---------
   Automotive Group .....................................    $ 165,350      $ 167,930     $ 102,650
TriMas Group (3) ........................................       62,410        126,470       146,690
                                                             ---------      ---------     ---------
Total Adjusted EBITDA ...................................    $ 227,760      $ 294,400     $ 249,340
                                                             =========      =========     =========

----------
(1)  Amounts are based on original Form 10-K filing for December 31, 2000.

(2) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete reconciliation of Adjusted EBITDA to operating profit. Adjusted EBITDA is defined as operating profit before depreciation, amortization and legacy restricted stock award expense. Adjusted EBITDA-related information is presented in the manner as defined herein because we believe it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. Operating profit is the most closely applicable financial measure calculated based on generally accepted accounting principles. However, Adjusted EBITDA-related information should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Because Adjusted EBITDA-related information is not calculated identically by all companies, the presentation in this report is not likely to be comparable to those disclosed by other companies. Adjusted EBITDA for periods prior to 2002 does not reflect the new segment structure that was adopted in the second quarter of 2002.

(3) TriMas Group is included in our financial results through June 6, 2002, the date of our divestiture. Subsequent to June 6, 2002, our equity share in TriMas' earnings (loss) is included in "Automotive/centralized resources ("Corporate")."


CUSTOMERS

     In 2002, approximately 42% of our sales were direct to OEMs. Sales to various divisions and subsidiaries of Ford Motor Company, General Motor Corporation and DaimlerChrysler Corporation accounted for approximately 14%, 10% and 10% of our total net sales, respectively. Except for these sales, no material portion of our business is dependent upon any one customer, although we are subject to those risks inherent in having a focus on automotive products generally.


MATERIALS AND SUPPLY ARRANGEMENTS

     Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. The primary goods and materials that we procure are various forms of steel and steel processing (e.g. bar, stainless, flat roll, heat-treating), powder metal, secondary and processed aluminum, castings, forgings and energy.

     We are sensitive to price movements in our raw material supply base but we have secured one-year or more supply contracts on most of our major purchases to protect against inflation and reduce our material cost structure. Based on the recent steel tariffs imposed by the government in March 2002, we expect the effect of the steel price increases to have an approximate $5 million negative impact on our 2003 profitability. We will continue efforts to mitigate the effects of these price increases throughout 2003.

     Where feasible, we negotiate long-term contracts (two to five years) in return for price reductions. In addition, we work jointly with our supply base and manufacturing facilities on value analysis/value engineering (VA/VE) ideas and Six Sigma in an effort to eliminate waste in the supply chain, thereby reducing cost. We have entered into fixed price arrangements, generally less than one year in duration based on seasonal requirements, for approximately 30% of our natural gas requirements. Our electricity requirements are managed on a regional basis utilizing competition where deregulation is prevalent.

     In order to take advantage of the Internet technology in the marketplace, in 2002 we implemented electronic processes for procurement of indirect materials and vendor managed inventory (VMI). Additionally, we are integrating electronic-request for quotes (e-RFQ) and a supplier portal, all of which are expected to become our standard operating procedures in 2003. These processes, coupled with our global supply strategies and VA/VE practices, provide us with various tools to effectively manage the supply chain and manage our working capital.


COMPETITION

     The major domestic and foreign markets for our products are highly competitive. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with respect to more than a few of our product lines and services. We compete primarily on the basis of product engineering, performance, technology, price and quality of service. Our major U.S. competitors in North America among the Engine segment's products include Hillsdale Tool, Freudenberg-NOK, GKN, Hayes Lemmerz and internal "metal-forming" operations at General Motors, Ford, DaimlerChrysler and Toyota. Among the Driveline segment's products and Chassis segment's products, we compete with a variety of independent suppliers including Linamar and Tesma, and internal "metal-forming" operations at General Motors, Ford and DaimlerChrysler. We may also compete with some of our Tier I customers on occasion in seeking to supply the OEMs. In addition, there are several foreign companies, including Palsis, Mitec, Magna, Steyr and Borg Warner that have niche businesses supplying foreign OEMs. We believe that OEMs are likely to continue to reduce their number of suppliers and develop long term, closer relationships with their suppliers.


EMPLOYEES AND LABOR RELATIONS

     As of December 29, 2002, we employed approximately 7,100 people, of which approximately 46% were unionized. At such date, approximately 27% of our employees were located outside the U.S. Employee relations have generally been satisfactory.


SEASONALITY; BACKLOG

     Sales are mildly seasonal reflecting the OEM industry standard two-week production shutdown in July and one-week production shutdown in December. In addition, our OEM customers tend to incur lower production rates in the third quarter as model changes enter production. As a result, our third and fourth quarter results reflect these shutdowns and lower production rates.

     Our products are typically sourced exclusively by us and future production schedules largely depend on the underlying vehicle builds. However, as our production schedule is dictated by weekly production release schedules from our customers, backlog orders are generally immaterial.


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


INTERNATIONAL OPERATIONS

     In addition to the United States, we have a global presence with operations in Brazil, Canada, the Czech Republic, France, Germany, Italy, Mexico, Spain and the United Kingdom. An important element of our strategy is to be able to provide our customers with global capabilities and solutions that can be utilized across their entire geographic production base. Products manufactured outside of the United States include cold and warm forged parts, constant-velocity joints, powder metal products and engine parts. In addition, machining and assembly operations, including isolating pulleys, viscous dampeners and wheel-ends, occur at various global locations.

     The following table presents our revenues for each of the years ended December 29, 2002 and December 31, 2001 and 2002 and net assets (defined as total assets less current liabilities) at each year ended December 29, 2002 and December 31, 2001 and 2000 by geographic area, attributed to each subsidiary's continent of domicile. Revenue and net assets from no single foreign country were material to the consolidated revenues and net assets of the Company.




                                                    2002                        2001                        2000
                                         --------------------------- --------------------------- ---------------------------
                                                            NET                         NET                         NET
                                             SALES         ASSETS        SALES         ASSETS        SALES         ASSETS
                                         ------------- ------------- ------------- ------------- ------------- -------------
Europe .................................  $  247,400    $  284,050    $  250,850    $  290,000    $  164,000    $  193,880
Australia ..............................      10,850            --        22,030        11,000        23,000        15,000
Other (non-U.S.) North America .........      62,310        48,550        71,670        57,000        24,000        56,200
                                          ----------    ----------    ----------    ----------    ----------    ----------
Total foreign ..........................  $  320,560    $  332,600    $  344,550    $  358,000    $  211,000    $  265,080
                                          ==========    ==========    ==========    ==========    ==========    ==========
United States ..........................  $1,472,790    $1,291,780    $1,783,280    $2,204,730    $1,439,160    $2,328,040
                                          ==========    ==========    ==========    ==========    ==========    ==========

     As part of our business strategy, we intend to expand our international operations through internal growth and acquisitions. Sales outside the United States, particularly sales to emerging markets, are subject to various risks including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, the difficulty of enforcing agreements and collecting receivables through certain foreign local systems, foreign customers may have longer payment cycles than customers in the U.S., more expansive legal rights of foreign unions, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability.


ACCESS TO COMPANY INFORMATION

     We make available, free of charge, our annual report on Form 10K, quarterly reports on Form 10Q, current reports on 8K and all amendments to those reports through our website, www.metaldyne.com. This information is available as soon as reasonably practicable after such material is electronically filed with the U.S. Securities and Exchange Commission.


ITEM 2. PROPERTIES.

     Our principal manufacturing facilities range in size from approximately 10,000 square feet to 420,000 square feet, approximately half of which are owned by us. The leases for our manufacturing facilities have initial terms that expire from 2003 through 2021 and are all renewable, at our option, for various terms, provided that we are not in default hereunder. Substantially all of our owned U.S. real properties are subject to liens under our credit facility or industrial revenue bonds. Our executive offices are located in Plymouth, Michigan and are leased under a term that expires in August 2021. Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements.

     We have entered into a number of sale-leaseback transactions with respect to 17 real properties in the United States. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property locations to a purchaser and, in turn, entered into separate leases with the purchasers having various lease terms. Rental payments are due monthly. All of the foregoing leases are accounted for as operating leases.

     The following list sets forth the location of our principal owned and leased manufacturing facilities (except where noted as otherwise) and identifies the principal operating segment utilizing such facilities. We have identified the operating segments for which we conduct business at these facilities as follows: (1) Chassis, (2) Driveline and (3) Engine.



North America
-------------

Illinois           Niles* (2)

Indiana            Bluffton* (2), Fort Wayne (2), Freemont* (3) and North Vernon* (3)

Georgia            Rome* (2)

Michigan           Detroit (2), Farmington Hills (2), Fraser* (2), Green Oak
                   Township* (3), Hamburg (3), Litchfield* (3), Livonia* (1),
                   Middleville* (3), Royal Oak (2), Troy (2) and Warren* (2)

North Carolina     Greenville (1)

Ohio               Bedford Heights (2), Canal Fulton* (2), Edon* (1), Minerva* (2),
                   Port Clinton (Facility Closed), Solon* (2) and Twinsburg* (2)

Pennsylvania       Ridgeway (3) and St. Mary's (3)

Tennessee          Memphis (Facility Closed)*

Foreign
-------

Brazil             Indaiatuba* (3)

Canada             Thamesville (3)

Czech Republic     Oslavany (2)

United Kingdom     Halifax (3) and Wolverhampton (2)

France             Lyon (3)

Germany            Nuremberg (2), Wiesbaden-Erbenheim (1, 3) and Zell am
                   Harmersbach (2)

Italy              Poggio Rusco (2)

Japan              Yokohama (Sales Location)* (3)

Mexico             Iztapalapa (3), and Ramos Arizpe (3)

Spain              Barcelona (1, 3) and Valencia (3)

----------
*Denotes a leased facility.


ITEM 3. LEGAL PROCEEDINGS.

     The commitments and contingencies specifically disclosed in our 2001 Form 10K relate to potential obligations of our former TriMas subsidiary. As a result of our June 2002 disposition of this business, these potential obligations are the responsibility of TriMas and are no longer commitments and contingencies of Metaldyne.

     We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     Not applicable.


EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).


     The following table sets forth certain information regarding our executive officers.




NAME                      AGE    POSITIONS
----                      ---    ---------
Timothy D. Leuliette     53      Chairman, President and Chief Executive Officer
William M. Lowe, Jr.     49      Executive Vice President and Chief Financial Officer
Joseph Nowak             52      Group President of Chassis Group
Karen Radtke             49      Vice President and Treasurer
George Thanopoulos       39      Group President of Engine Group
George Thomas            53      Group President of Driveline and Transmission Group

     Timothy D. Leuliette. Mr. Leuliette was elected as one of our directors in connection with the recapitalization and currently serves as our Chairman, President and Chief Executive Officer. He is the former Vice Chairman of Detroit Diesel Corporation and has spent 27 years in management of manufacturing and services businesses and in the investment of private capital. Mr. Leuliette joined the Penske Corporation as President and Chief Operating Officer in 1996 to address operational and strategic issues. From 1991 to 1996, Mr. Leuliette served as President & Chief Executive Officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including serving as a Chairman of The Federal Reserve of Chicago, Detroit Branch. Mr. Leuliette is a Senior Managing Director and one of the co-founders of Heartland Industrial Partners. Mr. Leuliette is a director of Collins & Aikman Corporation and TriMas Corporation.


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


     Karen Radtke. Ms. Radtke has served as our Vice President and Treasurer since August 2001. She previously served as Treasurer and Corporate Secretary for ASC Exterior Technologies from 1997 to 2001. Prior to that she was Treasurer of Gelman Sciences, Inc. and Hayes Lemmerz International.


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

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     No trading market for the Company's common stock exists. We did not pay dividends in 2002 or 2001 on our common stock and it is current policy to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included in Item 7 of this report and Note 14 to the Company's consolidated financial statements captioned "Long-Term Debt," included in Item 8 of this report.


     On March 11, 2003, there were approximately 600 holders of record of our common stock.


     The table below sets forth information as of December 29, 2002 with respect to compensation plans under which Metaldyne Corporation equity securities are authorized for issuance:




                          NUMBER OF SECURITIES TO BE                                      NUMBER OF SECURITIES REMAINING AVAILABLE
                           ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE PRICE       FOR FUTURE ISSUANCE UNDER EQUITY
                        OUTSTANDING OPTIONS, WARRANTS       OF OUTSTANDING OPTIONS,       COMPENSATION PLANS (EXCLUDING SECURITIES
                                  AND RIGHTS                  WARRANTS AND RIGHTS                 REFLECTED IN COLUMN (A)
PLAN CATEGORY                        (A)                              (B)                                   (C)
---------------------- ------------------------------- --------------------------------- -----------------------------------------
Equity compensation
 plans approved by
 security holders                 2,538,680                         $ 16.90                              2,421,320

Equity compensation
 plans not approved
 by security holders                     --                              --                                     --
                                  ---------                         -------                              ---------
Total                             2,538,680                         $ 16.90                              2,421,320
                                  =========                         =======                              =========

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


     2. On December 15, 2000, we issued 7,455,619 shares of common stock to Heartland Industrial Partners, L.P., its affiliates and other co-investors, at a price per share of $16.90 in connection with the Simpson acquisition.


     3. On June 22, 2001, we issued 3,898,409 shares of common stock to Heartland Industrial Partners L.P., its affiliates and certain other parties, at a per share price of $16.90 in connection with the GMTI acquisition.


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

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:




                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                 ------------------------------------------------------------------------------------------
                                                               11/28/00 -      01/01/00 -
                                      2002          2001        12/31/00        11/27/00          1999            1998
                                 ------------- ------------- -------------- --------------- --------------- ---------------
Net sales ......................  $1,793,350    $2,127,830     $  104,770     $ 1,545,390     $ 1,679,690     $ 1,635,500
Net income (loss) ..............  $  (61,540)   $  (43,330)    $  (26,870)    $    58,970     $    92,430     $    97,470
Earnings (loss) per share
 before extraordinary
 charge and cumulative
 effect of change in
 accounting principle ..........  $    (0.22)   $    (1.16)    $    (0.79)    $      2.33     $      2.25     $      2.23
Earnings (loss) per share ......  $    (1.66)   $    (1.16)    $    (0.79)    $      1.44     $      2.25     $      2.23
Dividends declared per
 common share ..................          --            --             --     $      0.24     $      0.30     $      0.20
At December 29, 2002 and
 December 31, 2001, 2000,
 1999 and 1998: ................
Total assets ...................  $2,019,050    $2,946,160     $2,991,830         N/A         $ 2,101,270     $ 2,090,540
Long-term debt (a) .............  $  668,960    $1,358,920     $1,426,300         N/A         $ 1,372,890     $ 1,388,240
Redeemable preferred stock .....  $   64,510    $   55,160     $   33,370         N/A                  --              --

----------
(a)        See Note 14 - Long-Term Debt

     As more fully described in Note 6, we sold TriMas Corporation common stock to Heartland on June 6, 2002. TriMas is included in our financial results through the date of this transaction. Effective June 6, 2002, we account for our 34% investment in Trimas under the equity method of accounting.

     Results in 2001 and for the one-month period ended December 31, 2000 include the retroactive adoption of purchase accounting for our acquisition by Heartland. The predecessor company information for the periods prior to November 28, 2000 are reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis. Thus, our financial statements for periods prior to November 28, 2000 are not comparable to financial statements presented on or subsequent to November 28, 2000.

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

     Income (loss) from continuing operations before extraordinary charge and cumulative effect of change in accounting principle attributable to common stock was $9.4 million, $(49.2) million, $(27.3) million, $95.3 million, $92.4 million and $97.5 million in 2002, 2001, 2000 (one month period), period ended November 27, 2000, 1999, and 1998, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPANY OVERVIEW

     We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2002 sales of approximately $1.8 billion. We operate three segments through the Automotive Group. The Chassis, Driveline and Engine segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 57% of total 2002 sales.

     In November 2000, a group of investors led by Heartland and CSFB Private Equity acquired control of Metaldyne in a recapitalization transaction. The purpose of the recapitalization was to allow us to actively pursue opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since the recapitalization, we have effected two acquisitions -- Simpson in December 2000 and GMTI effective January 2001. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our Automotive Group. Simpson is a designer and manufacturer of precision-engineered automotive components and modular systems for passenger and sport utility vehicles, light and heavy-duty trucks and diesel engines. GMTI is a fully integrated technology leader in aluminum die casting with leading market positions in transmission, engine, chassis and steering components.

     As a result of the disposition of our former TriMas subsidiary on June 6, 2002, we have substantially decreased our leverage and debt service requirements. Future potential acquisitions and the NC-M Chassis Systems, LLC joint venture, as well as the continuing implementation of our business strategies, mean that our historical results of operations may not be indicative of our future results. In addition, the current recession and declining consumer confidence, as well as the risk of war, have created substantial uncertainty in the U.S. economy generally, and particularly within the automotive industry.


DISPOSITION OF BUSINESSES

     On June 6, 2002, we sold TriMas common stock to Heartland and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. As a result of the TriMas disposition, we received $840 million in the form of cash, debt reduction and reduced receivables facility balances and received or retained common stock and a warrant in TriMas representing our 34% retained interest. TriMas is included in our financial results through the date of this transaction. Effective June 6, 2002, we account for our 34% investment in TriMas under the equity method of accounting.


NON-GAAP FINANCIAL MEASURES

     In addition to net income and other financial measures, the Company uses Adjusted Earnings Before Interest Taxes Depreciation and Amortization ("Adjusted EBITDA") in 2002 as an indicator of our operating performance and as a measure of our cash generating capabilities. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. The Company defines Adjusted EBITDA as operating profit plus depreciation and amortization plus legacy stock award expense (representing contractual obligations from the November 2000 acquisition, which will runoff completely in 2003). Adjusted EBITDA for the year 2002 was $228 million. After excluding the results of our former subsidiary TriMas, total Company Adjusted EBITDA was $165 million.

     Adjusted EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, Adjusted EBITDA, as we calculate it, may not be comparable to calculations of similarly titled measures by other companies.

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

RESULTS OF OPERATIONS

2002 VERSUS 2001


                                                                                               (IN THOUSANDS)
                                                                                        -----------------------------
SALES                                                                                        2002            2001
-----                                                                                   -------------   -------------
Automotive Group
 Chassis ............................................................................    $  164,840      $  154,900
 Driveline ..........................................................................       806,860         791,070
 Engine .............................................................................       493,070         455,260
                                                                                         ----------      ----------
   Automotive Group .................................................................     1,464,770       1,401,230
TriMas Group (1) ....................................................................       328,580         726,600
                                                                                         ----------      ----------
   Total Company ....................................................................    $1,793,350      $2,127,830
                                                                                         ==========      ==========
ADJUSTED EBITDA AND OPERATING PROFIT (2)
----------------------------------------
Automotive Group
 Chassis ............................................................................    $   17,860
 Driveline ..........................................................................       101,020
 Engine .............................................................................        65,220
                                                                                         ----------
   Automotive Operating Adjusted EBITDA..............................................    $  184,100      $  181,530
Automotive/centralized resources ("Corporate") ......................................       (18,750)        (13,600)
                                                                                         ----------      ----------
   Automotive Group Adjusted EBITDA .................................................       165,350         167,930
Automotive Group depreciation and amortization ......................................       (92,780)       (105,640)
Automotive Group legacy stock award expense .........................................        (4,620)         (4,730)
                                                                                         ----------      ----------
   Automotive Group operating profit ................................................        67,950          57,560
TriMas Group Adjusted EBITDA (1) ....................................................        62,410         126,470
TriMas Group depreciation and amortization (1) ......................................       (16,010)        (53,780)
TriMas Group legacy stock award expense (1) .........................................          (260)         (3,200)
                                                                                         ----------      ----------
   Total Company operating profit ...................................................    $  114,090      $  127,050
                                                                                         ==========      ==========
   Total Company Adjusted EBITDA ....................................................    $  227,760      $  294,400
                                                                                         ==========      ==========
OTHER INCOME AND EXPENSE AND NET LOSS
-------------------------------------
Other expense, net:
   Interest expense .................................................................    $  (91,060)     $ (148,160)
   Loss on interest rate arrangements upon early retirement of term loans ...........        (7,550)             --
   Equity loss from affiliates, net .................................................        (1,410)         (8,930)
   Other, net .......................................................................        (9,100)        (17,890)
                                                                                         ----------      ----------
    Other expense, net ..............................................................      (109,120)       (174,980)
                                                                                         ----------      ----------
Income (loss) before income taxes, extraordinary charge and cumulative effect of
 change in accounting principle .....................................................         4,970         (47,930)
Income taxes (credit) ...............................................................       (13,500)         (4,600)
                                                                                         ----------      ----------
Income (loss) before extraordinary charge and cumulative effect of change in
 accounting principle ...............................................................        18,470         (43,330)
Extraordinary loss on repurchase of debentures and early retirement of term loan, net
 of taxes of $25,480 ................................................................       (43,380)             --
Cumulative effect of change in recognition and measurement of goodwill impairment ...       (36,630)             --
                                                                                         ----------      ----------
Net loss ............................................................................    $  (61,540)     $  (43,330)
                                                                                         ==========      ==========

----------
(1) TriMas Group is included in our financial results through June 6, 2002, the date of our divestiture. Subsequent to June 6, 2002, our equity share in TriMas' earnings (loss) is included in "Automotive/central resources ("Corporate")."

(2) Adjusted EBITDA is defined as operating profit before depreciation, amortization and legacy restricted stock award expense. Adjusted EBITDA-related information is presented in the manner as defined herein because we believe it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. Operating profit is the most closely applicable financial measure calculated based on generally accepted accounting principles. However, Adjusted EBITDA-related information should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Because Adjusted EBITDA-related information is not calculated identically by all companies, the presentation in this report is not likely to be comparable to those disclosed by other companies. Adjusted EBITDA for periods prior to 2002 does not reflect the new segment structure that was adopted in the second quarter of 2002.



   RECONCILIATION OF OPERATING PROFIT TO ADJUSTED EBITDA FOR 2002
   --------------------------------------------------------------
   Automotive Group
    Chassis operating profit .........................................................     $   10,670
    Chassis depreciation and amortization ............................................          7,190
                                                                                           ----------
    Chassis Adjusted EBITDA ..........................................................         17,860
    Driveline operating profit .......................................................         54,240
    Driveline depreciation and amortization ..........................................         46,780
                                                                                           ----------
    Driveline Adjusted EBITDA ........................................................        101,020
    Engine operating profit ..........................................................         33,680
    Engine depreciation and amortization .............................................         31,540
                                                                                           ----------
    Engine Adjusted EBITDA ...........................................................         65,220
     Automotive operating profit .....................................................     $   98,590
     Automotive Operating depreciation and amortization ..............................         85,510
                                                                                           ----------
     Automotive Operating Adjusted EBITDA ............................................     $  184,100

    Automotive/centralized resources ("Corporate") operating profit ..................     $  (30,640)
    Auotmotive/centralized resources ("Corporate") depreciation and amortization .....          7,270
    Automotive/centralized resources ("Corporate") legacy stock award expense ........          4,620
                                                                                           ----------
    Automotive/centralized resources ("Corporate") Adjusted EBITDA ...................     $  (18,750)

    Total Automotive Group operating profit ..........................................     $   67,950
     Total Automotive Group depreciation and amortization ............................         92,780
     Total Automotive Group legacy stock award expense ...............................          4,620
                                                                                           ----------
     Total Automotive Group Adjusted EBITDA ..........................................     $  165,350

   TriMas Group
    TriMas Group operating profit ....................................................     $   46,140
    TriMas Group depreciation and amortization .......................................         16,010
    TriMas Group legacy stock award expense ..........................................            260
                                                                                           ----------
    TriMas Group Adjusted EBITDA .....................................................     $   62,410

   Total Company
    Operating profit .................................................................     $  114,090
    Depreciation and amortization ....................................................        108,790
    Legacy stock award expense .......................................................          4,880
                                                                                           ----------
    Adjusted EBITDA ..................................................................     $  227,760
                                                                                           ==========

     In the second quarter of 2002, we modified our organizational structure. As a result, we are now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, we have restated sales for all prior periods to reflect this change. However, it was not practicable to restate Adjusted EBITDA for prior periods to reflect the new segment structure, and therefore Adjusted EBITDA is presented in total for the entire Company for periods prior to 2002. Adjusted EBITDA is presented using the Company's modified segment structure beginning in 2002.

     Due to the divestiture of our TriMas subsidiary in June 2002, the 2001 and 2002 consolidated results are not comparable. Thus, for purposes of our discussion, we will exclude TriMas results, where applicable and quantifiable, and discuss the performance of our Automotive Group operations.

     Our Automotive Group sales for 2002 were $1.5 billion, an increase of approximately $64 million or 4.5% as compared with 2001. This increase was primarily due to a 5.9% increase in North American vehicle production and an $18 million increase related to the relative strength of the euro versus the dollar in 2002 compared to 2001. Offsetting these increases were an approximately $7 million decrease relating to the closure of a manufacturing facility in the Chassis segment and the loss of some customer contracts in our Driveline segment.

     Gross profit was $299 million in 2002 versus $392 million in 2001. Excluding TriMas from these numbers, gross profit was $200 million or 13.7% of net sales in 2002 versus $197 million or 14.1% of net sales for 2001. The $3 million increase is principally due to the profit associated with the increase in sales in 2002 and an increased focus on operational cost reduction, but is offset by several factors. Negatively impacting 2002 gross profit was an additional $11 million of operating lease payments related to sale-leasebacks completed in 2001 and early 2002. The sale-leasebacks primarily relate to several leases completed in June 2001 related to the acquisition of GMTI and subsequent transactions completed in the beginning of 2002 used to decrease our outstanding bank debt. However, the net effect of currency exchange fluctuations discussed above served to increase gross profit in 2002 by an approximate $4 million. The remaining increase in gross profit is principally explained by the increase in sales.


     Selling, general and administrative expenses were $177 million for 2002 compared with $257 million in 2001. Excluding TriMas, selling, general and administrative charges approximated $122 million in 2002, or 8.3% of Automotive Group sales, versus an approximate $130 million in 2001, or 9.3% of Automotive Group sales. The net decrease in selling, general and administrative expenses is primarily related to a change in accounting rules relative to the recording of goodwill amortization expense. In 2002, no goodwill was amortized whereas in 2001, there was $14 million of goodwill amortization recorded. Offsetting this decrease was an approximate $10 million increase in our cost base in 2002 to support the large volume of future programs awarded to the Company and a $3.5 million restructuring charge related to our Engine segment's European and North American operations. The remaining decrease is primarily attributable to net cost saving initiatives surrounding the elimination of duplicative administrative expenses.


     Operating profit for the Automotive Group increased to $68 million, or 4.6% of sales, in 2002 versus $58 million, or 4.1% of sales, in 2001. The primary explanation for the increase is the $14 million difference in goodwill amortization in 2002 versus 2001, offset by $11 million in incremental lease expense and an approximate $10 million increase in our cost base to support future program awards in 2002. The remaining increase is primarily attributable to the profit on incremental revenues and improved operating margins in 2002 versus 2001.


     Adjusted EBITDA for the Automotive Group decreased from $168 million in 2001 to $165 million in 2002. Offsetting the increased sales for the period were $11 million in additional operating lease expense and an approximate $10 million build up in resources to support the large volume of new business awards. Additionally, negatively impacting Adjusted EBITDA for 2002 was a $3.5 million restructuring charge related to the reorganization of our Engine segment's European and North American operations, but this was offset by an approximate $4 million favorable fluctuation in exchange rates. The remaining increase is primarily attributable to increase sales and slightly improved operating margins in 2002 versus 2001.


     Interest expense was approximately $91 million for 2002 versus $148 million for 2001. This decrease is primarily due to a reduction in interest resulting from a lower average debt balance in 2002, an approximate 2% reduction in average LIBOR for the comparable periods in 2002 and 2001, and a smaller applicable spread over LIBOR (from 4.5% to 2.75%) on our senior bank credit facility versus the prior year. See "Liquidity and Capital Resources" section below for additional discussion of the reduction in debt levels for fiscal 2002. The Company also recorded a $7.5 million non-cash loss on interest rate arrangements in connection with the early retirement of its term loans in the second quarter of 2002. This loss is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in our consolidated statement of operations.


     Other, net was approximately $9 million in 2002 versus $18 million in 2001. This is the result of a decrease in debt fee amortization of $7 million due to our debt refinancing in 2002 and a decrease in accounts receivable securitization financing fees of $5 million due to decreased usage of our securitization facility in 2002.


     The provision for income taxes for 2002 was a benefit of $13 million as compared with a benefit of $5 million for 2001. During 2002, the U.S. Department of Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit the Company to utilize a previously disallowed capital tax loss that primarily resulted from the sale of a subsidiary in 2000. Accordingly, the Company recorded a tax benefit of $20 million in the quarter ended June 30, 2002. The provision for both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income taxes payable, even though the Company incurred a loss for U.S. tax purposes. The tax provision for 2001 also reflects the impact of non-deductible goodwill.

     Net income before extraordinary charge and cumulative effect of change in accounting principle was approximately $18 million for 2002 compared with a loss of approximately $43 million for 2001, or a $61 million increase. This increase is primarily due to the factors discussed above.

     As of September 30, 2002, we completed our transitional impairment test needed to measure the amount of any goodwill impairment of our former TriMas subsidiary, as required by SFAS No. 142, "Goodwill and Other Intangible Assets." A non-cash, after-tax charge of $36.6 million was taken as of January 1, 2002. Consistent with the requirements of SFAS No. 142, we recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002. In connection with our early retirement and refinancing of our prior credit facility, we also incurred a $68.9 million (or $43.4 million, net of tax) extraordinary loss on the extinguishment of this debt. We recognized a net loss attributable to common stock of approximately $71 million for 2002 versus a loss of $49 million in 2001, or a $22 million increase.

SEGMENT INFORMATION

     Sales for our Chassis segment increased 6.4% in 2002 versus 2001, primarily driven by the overall increase in North American vehicle production and new product launches. However, the closure earlier in 2002 of one of their manufacturing facilities resulted in a $7 million decrease in sales year over year, or 4% of the Chassis segment's sales for 2001. Excluding the effect of this closed facility, the Chassis segment's revenue increased approximately 12%.

     Our Engine segment revenue increased approximately 8.3% over the prior year, due principally to the increased North American vehicle production and new product launches. Adjusting for the impact of currency movements, the Engine segment's revenues increased by approximately 6.4% over the prior year.

     Our Driveline segment increased 2.0% versus 2001, or approximately 1% after adjusting for currency fluctuations. Offsetting the increase in North American vehicle build was the loss of certain customer contracts in late 2001, weakness in the overall hydraulic controls market and price concessions taken in 2002. The Driveline segment is rapidly working to replace these sales and has received contracts beginning in 2003 that are expected to increase future sales above 2001 levels.

     Automotive/centralized resources ("Corporate") expenses were $19 million for 2002, an increase of $5 million over 2001. This increase is primarily attributed to our shared services initiatives to centralize standard processes and reduce redundant costs throughout the Company (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc.). The majority of shared services initiatives were completed in the fourth quarter of 2002, and as a result, we anticipate a decrease in operational costs in the Automotive segments in 2003. However, the initial build-up of program and management resources to implement the shared services program has resulted in unfavorable costs during the 2002 implementation process. Additionally, the increase is partially explained by a one-time $2.4 million expense reimbursement received in 2001.

2001 VERSUS 2000

     As discussed earlier, subsequent to our original 2000 Form 10-K filing, we were required to adjust the accounting basis that we applied in accounting for our November 2000 recapitalization. In these unique circumstances and to aid in analyses of our 2001 to 2000 financial operating results we have provided the supplemental financial analyses information that follows to show what our net sales and Adjusted EBITDA would have been had the change in accounting basis occurred at the beginning of 2000. As reflected in our segment disclosures to our financial statements, we use our definition of Adjusted EBITDA as our primary method of evaluating operating performance of business units at Metaldyne. The column labeled "Combined Full Year 2000" is what we have used as a basis against which to evaluate our 2001 operating performance.

     In the second quarter of 2002, we modified our organizational structure. As a result, we are now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, we have restated sales for all prior periods to reflect this change. However, it was not practicable to restate Adjusted EBITDA for prior periods to reflect the new segment structure, and therefore Adjusted EBITDA is presented in total for the entire Company for periods prior to 2002. Adjusted EBITDA is presented using the Company's modified segment structure beginning in 2002.



                                                                                        (IN THOUSANDS)
SALES                                                                                2001             2000
-----                                                                           --------------   -------------
Automotive Group
 Chassis ....................................................................     $  154,900      $   22,970
 Driveline ..................................................................        791,070         603,770
 Engine .....................................................................        455,260         241,260
                                                                                  ----------      ----------
   Automotive Group .........................................................      1,401,230         868,000
TriMas Group ................................................................        726,600         782,160
                                                                                  ----------      ----------
   Total Company ............................................................     $2,127,830      $1,650,160
                                                                                  ==========      ==========
ADJUSTED EBITDA AND OPERATING PROFIT
------------------------------------
Automotive Operating Adjusted EBITDA.........................................     $  181,530      $  114,260
Automotive/centralized resources ("Corporate") ..............................        (13,600)        (11,610)
                                                                                  ----------      ----------
Automotive Group Adjusted EBITDA ............................................     $  167,930      $  102,650
TriMas Group Adjusted EBITDA ................................................        126,470         146,690
                                                                                  ----------      ----------
   Total Company Adjusted EBITDA ............................................     $  294,400      $  249,340
Depreciation and amortization ...............................................       (159,420)        (83,520)
Legacy stock award expense ..................................................         (7,930)         (6,550)
                                                                                  ----------      ----------
   Total Company operating profit ...........................................     $  127,050      $  159,270
                                                                                  ==========      ==========
OTHER INCOME AND EXPENSE AND NET INCOME (LOSS)
----------------------------------------------
Other expense, net: .........................................................
   Interest expense .........................................................     $ (148,160)     $  (92,950)
   Equity gain (loss) from affiliates, net ..................................         (8,930)          9,820
   Gain from disposition of, or changes in, investments in equity affiliates              --          27,520
   Income related to the termination of interest rate swap agreements .......             --          12,940
   Other, net ...............................................................        (17,890)         (2,530)
                                                                                  ----------      ----------

    Other expense, net ......................................................       (174,980)        (45,200)
                                                                                  ----------      ----------
Income (loss) before income taxes and extraordinary charge ..................        (47,930)        114,070
Income taxes (credit) .......................................................         (4,600)         45,640
                                                                                  ----------      ----------
Income (loss) before extraordinary charge item ..............................        (43,330)         68,430
Extraordinary charge, net of taxes $7,930 ...................................             --         (36,330)
                                                                                  ----------      ----------
Net income (loss) ...........................................................     $  (43,330)     $   32,100
                                                                                  ==========      ==========

     Sales for 2001 increased approximately 29% to $2.1 billion as compared with $1.6 billion in 2000. This increase was due to our acquisition of Simpson and GMTI, which accounted for approximately $634 million of sales. This increase was partially offset by a sales decline of $99 million related to our Automotive Group, which was principally the result of lower levels of domestic vehicle production. Although we believe that there was no noticeable change in the TriMas Group's market share, TriMas experienced a sales decline of approximately $73 million in 2001 versus 2000. 2001 was a difficult year for the industrial economy in general and for several of our core markets, such as automotive in particular. However, in response to the challenges, we were able to adjust our cost base to the volume reduction by an amount greater than our contribution margin (note that due to the fixed cost nature of the industries in which we operate, contribution margin tends to be significantly higher than operating profit or Adjusted EBITDA margin). We accomplished this by increased monitoring of our cost base and quickly adjusting our direct workforce to volume changes while aggressively managing our fixed cost base.

     Operating profit decreased to $127 million from $159 million in 2000 whereas Adjusted EBITDA increased to $294 million for 2001 as compared with $249 million in 2000. The acquisitions of Simpson and

GMTI contributed approximately $33 million to operating profit and approximately $72 million to Adjusted EBITDA. This increase was largely offset by a decline in Adjusted EBITDA and operating profit related to softness in all of our markets. The operating profit margin decreased to 5.9% in 2001 versus 9.6% in 2000 and the Adjusted EBITDA margin decreased to 13.8% in 2001 versus 15.1% in 2000. These decreases were partially caused by the inclusion of Simpson and GMTI, which had lower margins as a percent of 2001 sales than the margins of Metaldyne one year ago. In addition, the decrease in sales volume in most of our businesses resulted in a larger percentage impact on margins due to the relatively high fixed cost profile of the industries in which we operate. Additionally, 2001 was negatively impacted by over $10 million of one-time, non-recurring expenses related to the integration and strategic reorganization of our three predecessor companies into Metaldyne. Thus, without these one-time costs our Adjusted EBITDA would have approximated $304 million in 2001.


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


     Other, net was approximately $18 million in 2001 versus $3 million in 2000. This increase of approximately $15 million is the result of an increase in debt fee amortization of $7 million; an increase in accounts receivable securitization financing fees of $4 million due to the financing facility not being incepted until June 2000; and a decrease in other miscellaneous income of $4 million.


     The tax provision for 2001 is a benefit of $4.6 million as compared to expense of $45.6 million for the period ended December 31, 2000. The tax provision for the period January 1 through November 27, 2001 was $61.4 million. The unusual relationship between income before taxes and income taxes results mostly from the non-deductible amortization of goodwill and the taxation of income in foreign jurisdictions at rates greater than the U.S. statutory rate. Normally, nondeductible items serve to increase a company's effective tax rate; however, since the Company incurred a pre-tax loss, the disallowance of goodwill amortization results in a lesser U.S. tax benefit, which when compared to the pre-tax loss, results in a lower effective tax rate. Excluding the impact of these items, the Company's effective tax rate would have been approximately 33%.


     As reported in our consolidated statement of operations, net income (loss) declined to a $43 million net loss in 2001 versus a $32 million net income in 2000 ($59 million net income from first eleven months less $27 million net loss from last month of 2000). The $75 million reduction in net income between 2001 and full year 2000 is primarily explained by $117 million in incremental non-cash expenses resulting from our purchase accounting election and $39 million of incremental cash interest expense relating to additional debt burden undertaken to finance the three acquisitions that now make up Metaldyne (see table below). This $156 million in expense is offset by a $36 million extraordinary expense in 2000, and approximately $58 million in additional income taxes in 2000 versus 2001. The remaining net income difference relates to the full year effect of including GMTI and Simpson acquisitions in 2001 and is offset by a generally depressed operating environment in 2001 versus 2000.

                                                                              (IN MILLIONS)
                                                                                  2000
                                                                 ---------------------------------------
                                                                   1/1/00      11/28/00 --                  INCREMENTAL
                                                       2001       11/27/00       12/31/00        TOTAL      2001 EXPENSE
                                                    ----------   ----------   -------------   ----------   -------------
NON-CASH EXPENSES
-----------------
Depreciation ....................................    $  90.1      $  52.8        $  6.5        $  59.3       $  30.8
Intangible amortization .........................       35.7          0.7           2.6            3.3          32.4
Deferred loss amortization ......................        6.1           --            --             --           6.1
Goodwill amortization ...........................       27.6         19.0           1.9           20.9           6.7
Debt fee amortization ...........................       11.6          4.5           0.5            5.0           6.6
Interest accretion on subordinated debt .........       17.5           --           1.4            1.4          16.1
Equity affiliate loss/(income) ..................        8.9        (12.0)          1.0          (11.0)         18.7
                                                     -------      -------        ------        -------       -------
Subtotal incremental non-cash in 2001 ...........                                                            $ 117.4
                                                                                                             -------
Cash interest expense ...........................    $ 130.7      $  78.5        $ 13.0        $  91.5       $  39.2
                                                     -------      -------        ------        -------       -------
Total incremental other cash expenses ...........                                                            $ 156.6
                                                                                                             =======

     The one-month period ended December 31, 2000 ("new basis") reflects a $26 million operating loss. The primary reason for this loss relates to the underlying economics of our business during a typical December and in particular to the operating environment in December 2000. Generally, December is a period where many of our automotive customers shut down their operations for one to two weeks, and December also represents our slowest selling season for a significant segment of TriMas. Additionally, in December 2000 we saw many of our customers reduce their order volume greater than seasonal history would suggest as our economy began to contract after several years of significant growth. Further compounding the underlying operating environment, we had just undergone an acquisition and subsequent management change, and we were thus slow to react with the necessary workforce and related cost reductions. Further impacting operating loss in this timeframe were various year-end adjustments related to workers' compensation, bonus, withholding taxes, and pension accruals.

SEGMENT INFORMATION

     Operating profit for our Automotive Group decreased slightly to $58 million from $62 million in 2000. This decrease is largely driven by the increase in lease costs incurred related to the sale-leaseback transactions entered into in December 2000 and June 2001 for the Simpson and GMTI locations and increased depreciation and amortization expenses associated with the acquisitions offset by the contribution of approximately $33 million of operating profit from Simpson and GMTI. Adjusted EBITDA was approximately $167.9 million in 2001 as compared to approximately $102.7 million in 2000. The change is comprised of an approximate $72 million increase in segment Adjusted EBITDA from the Simpson and GMTI acquisitions and offset by the margin effect of the $99 million sales decline noted above. The approximate 11% decline in our underlying automotive sales (after excluding the effects of the GMTI and Simpson acquisitions) is explained by a 12% reduction in the "Big 3" North American production between 2000 and 2001. However, due to active cost management and fixed cost reductions, our Adjusted EBITDA decreased by less than the contribution margin effect.

     Automotive/centralized resources ("Corporate") expenses increased by approximately $2 million in 2001 relative to 2000. The additional cost is attributable to the Simpson and GMTI acquisitions which were more centralized in terms of shared services and centralized costs than our historical operations. In addition, we initiated a process in 2001 of replacing duplicative administrative costs within our business units in favor of adding resources (on a less than one for one basis) at our corporate headquarters. We have focused our efforts on activities such as finance, human resources, procurement, information technology, and engineering, but have not made an effort to allocate the complete cost of these services back to our divisions. We are planning to complete this effort in 2002 and 2003, and expect to generate continuing future cost savings as a result. Offsetting the increase was a one-time expense reimbursement of $2.4 million received in 2001.

     Operating profit for our TriMas Group decreased to $69 million from $97 million in 2000. Adjusted EBITDA was approximately $126.5 million in 2001 as compared to approximately $146.7 million in 2000. The decrease is the result of a $56 million sales decline driven by an underlying softness in the recreational vehicle and marine equipment markets and the cold-headed specialty fastener market. Factors affecting these markets were a nearly 40% decline in NAFTA medium and heavy truck production, a decline in agriculture equipment production, an inventory correction in the general industrial markets, a decline in general industrial demand relating to the recession environment in 2001, and an unfavorable selling mix within the segments.


LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. We had approximately $19 million of cash and cash equivalents at December 29, 2002. Additionally, we had $117 million and $54 million of undrawn commitments from our revolving credit facility and accounts receivable securitization facility, respectively. Thus, total available liquidity exceeded $190 million as of December 29, 2002. At December 29, 2002, the accounts receivable securitization facility and revolving credit facility were unutilized.


     PRINCIPAL SOURCES OF LIQUIDITY. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility. We have significant unutilized capacity under our revolving credit facility and accounts receivable facility that may be utilized for acquisitions, investments or unanticipated capital expenditure needs. We anticipate that our capital expenditure requirements for fiscal 2003 will be approximately $110 million. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.


     TRIMAS DISPOSITION. On June 6, 2002, we issued TriMas common stock to Heartland and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. Consequently, we (1) received $840 million in the form of cash, debt reduction and reduced receivables facility balances and
(2) received or retained common stock and a warrant in TriMas representing our 34% retained interest.


     As a result of the transaction, after payment of expenses, Metaldyne or TriMas repaid approximately $496 million of term debt under our senior credit facility, repurchased approximately $206 million aggregate principal amount of its 4.5% convertible subordinated debentures due 2003 ($78 million of this repurchase was completed in the third quarter), and reduced outstanding balances under our receivables facility by approximately $136 million (of which approximately $86 million relates to the elimination of the TriMas receivables base). Upon completion of the repurchase of our 4.5% convertible subordinated debentures due December 2003 and repayment of term debt, we incurred an approximate $43.4 million, after tax, extraordinary loss on the early extinguishment of debt. At December 29, 2002, the remaining aggregate principal amount of the 4.5% convertible subordinated notes is $98.5 million.


     DEBT, CAPITALIZATION AND AVAILABLE FINANCING SOURCES. On June 20, 2002, we entered into two arrangements to refinance our long-term debt. In the first arrangement, we issued $250 million aggregate principal amount of 11% senior subordinated notes due 2012 in a private sale under Rule 144A of the Securities Act of 1933, as amended. Pursuant to a related registration rights agreement, we subsequently completed an offer to exchange the privately sold notes for registered notes that are identical except that the registered notes do not have any transfer restrictions. The exchange offer raised no new proceeds.


     In connection with the 11% senior subordinated notes offering described above, we also amended and restated our credit facility to replace the original tranche A, B and C term loans with a new $400 million tranche D term loan payable in semi-annual installments of $0.5 million with the remaining outstanding balance due December 31, 2009. In addition to the term loan, the credit facility also includes a revolving credit facility with a total principal amount commitment of $250 million. Both the senior revolving credit facility and the senior term loan facility mature December 31, 2009. The obligations under the credit facility are collateralized by substantially all of our assets and are guaranteed by substantially all of our domestic subsidiaries.

     In conjunction with the 11% senior subordinated notes offering and the amended and restated credit agreement described above, we repaid the outstanding balance on our tranche A, B and C term loan facilities. Our debt is summarized below.


                                                                              (IN MILLIONS)
                                                                 ----------------------------------------
                                                                  DECEMBER 29, 2002     DECEMBER 31, 2001
                                                                 -------------------   ------------------
Senior credit facilities:
 Tranche A term loan facility ................................           $ --                $  412
 Tranche B term loan facility ................................             --                   478
 Tranche C term loan facility ................................             --                   185
 Tranche D term loan facility ................................            399                    --
 Revolving credit facility ...................................             --                    --
                                                                         ----                ------
   Total senior credit facility ..............................           $399                $1,075
 4.5% convertible subordinated debentures, due 2003 ..........             --                   263
 11% senior subordinated notes, due 2012 .....................            250                    --
 Other debt ..................................................             20                    21
                                                                         ----                ------
Total long-term debt .........................................           $669                $1,359
4.5% convertible subordinated debentures, due 2003 (face value
 $98.5 million) ..............................................             91                    --
Other current maturities .....................................              9                    43
                                                                         ----                ------
Total debt ...................................................           $769                $1,402
                                                                         ====                ======

     Our working capital revolver facility has a blocked availability amount sufficient to meet our 2003 maturity of the $98.5 million face value 4.5% convertible notes. Further, we expect to have available liquidity from our revolver and accounts receivable securitization facility to repay our current debt maturities. We will also monitor the corporate bond market for opportunities to refinance all or a portion of our current debt maturities in December 2003.


     As a result of the refinancing described above, we cancelled the $100 million subordinated loan commitment from Masco Corporation. This commitment had been established for use in the event that funds were not otherwise available to satisfy principal obligations under the 4.5% convertible subordinated debentures at maturity. As a result of the large prepayment of this obligation, the commitment from Masco Corporation was deemed unnecessary. Until the remaining 4.5% convertible subordinated debentures are repaid, availability up to $100 million on our working capital revolver loan will be restricted. This restriction, however, will be tied to the outstanding unpaid balance as future repurchases are made, and is $98.5 million as of December 29, 2002.


     At December 29, 2002, we were contingently liable for standby letters of credit totaling $34 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.


     EFFECTS OF TRIMAS DISPOSITION AND REFINANCING. As a result of the TriMas disposition and subsequent debt refinancing, our capital structure has been significantly modified. We experienced the following debt reduction and amortization and liquidity enhancements as a direct result of these actions:

   o Our senior indebtedness has been reduced 40% since December 31, 2001.

   o The weighted average life of our outstanding debt has been extended from approximately 4 years to 7 years. This will better enable us to invest in the necessary capital to support our growth plan over the next several years.

   o Our outstanding receivables facility balance was zero at December 29, 2002, with $54.0 million available but not utilized, in addition to our $117 million of undrawn revolving credit facility (net of $34.1 million letters of credit usage and $98.5 million of blocked availability for retirement of our 4.5% convertible subordinated debentures).

   o As a result of the TriMas disposition, we repurchased $206.5 million in aggregate principal amount of the 4.5% convertible subordinated debentures due December 15, 2003. The remaining aggregate principal amount of these 4.5% convertible subordinated debentures is $98.5 million.

   o We retained approximately $135 million of TriMas equity based on the divestiture price. In 2003, we have reached a preliminary agreement with TriMas whereby TriMas will repurchase approximately $20 million of this position in the second quarter of 2003. We will actively seek to liquidate our remaining position in TriMas to reduce our indebtedness and to invest in future growth of the Company.

     CASH FLOWS

     Operating activities -- Operating activities used $61.5 million of cash for 2002 as compared with a source of cash of $171.2 million in the comparable period of 2001. Excluding the activities related to the net repayment of the accounts receivable securitization facility and the funding of our former subsidiary TriMas' accounts receivable buildup prior to its divestiture, operating activities provided $144.9 million of cash for 2002 as compared to $154.4 million for the comparable period of 2001.

     Investing activities -- Investing activities resulted in a source of cash of $765.5 million for 2002 as compared with a use of cash of $111.6 million for 2001. This increase is primarily the result of proceeds from the disposition of TriMas. Investing activities were also positively affected by the proceeds from the sale-leaseback transactions occurring in 2002. In December 2001, January 2002 and December 2002, we entered into sale-leaseback transactions with respect to equipment and approximately 20 real properties with total proceeds of approximately $75 million. Proceeds of $23 million, $33 million and $19 million were received in December 2001, January 2002 and December 2002, respectively. All of the sale-leaseback transactions are accounted for as operating leases and the associated rent expense is included in our financial results. Capital expenditures were $126.7 million for 2002 as compared with $118.0 million for 2001. Capital expenditures related to our former subsidiary TriMas approximated $10 million prior to its disposition on June 6, 2002.

     Financing activities -- Financing activities were a use of cash of $684.9 million for 2002 as compared to an $85.9 million use of cash for 2001. This decrease is primarily the result of principal repayments on both our term loan debt and convertible subordinated notes offset by the related debt refinancing. On June 20, 2002, we issued $250 million of senior subordinated notes with an interest rate of 11% per annum and amended and restated our November 2000 credit facility to replace the original tranche A, B and C term loans with a new $400 million tranche D term loan facility. The amended credit facility consists of a senior revolving credit facility of up to $250 million and a $400 million senior term loan facility both of which mature December 31, 2009. In conjunction with the debt refinancing, we incurred approximately $18.6 million in refinancing fees and prepayment penalties.

     INTEREST RATE HEDGING ARRANGEMENTS. In February 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and a three month LIBOR interest rate cap and floor of 7% and 4.5%, respectively, and four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $333 million. As a result of our early retirement of our term loans in June 2002, we recorded a cumulative non-cash loss of $7.5 million, which is included in our consolidated statement of operations. The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to our new term loan borrowings in June 2002, resulting in a cumulative unrealized loss of $0.8 million as of December 29, 2002, which is included in accumulated other comprehensive income in our consolidated balance sheet. The remaining two interest rate caps totaling $133 million no longer qualify for hedge accounting. Therefore, the unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002. As of December 29, 2002, a loss of $0.04 million has been recorded as other expense in our consolidated statement of operations relating to these two interest rate caps.

     OFF-BALANCE SHEET ARRANGEMENTS

     Our Receivables Facility. We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary,

MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $4 million in 2002.

     The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At December 29, 2002, no amount of our $225 million receivables facility was utilized, with $54 million available. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

     Sale-Leaseback Arrangements. We have engaged in a number of sale-leaseback transactions. At the time of the GMTI acquisition in June 2001, GMTI entered into sale-leasebacks with respect to certain manufacturing equipment and three real properties for proceeds of approximately $35 million and reduced the debt that we assumed as part of the acquisition by that amount. In June 2001, we entered into an approximate $25 million sale-leaseback related to manufacturing equipment. In December 2001 and January 2002, we entered into additional sale-leaseback transactions with respect to equipment and approximately 20 real properties for net proceeds of approximately $56 million and used the proceeds to repay a portion of our term debt under our credit facility. In December 2002, three additional sale-leaseback transactions were completed with respect to equipment for net proceeds of approximately $19 million. All of these leases are accounted for as operating leases and the associated rent expense is included in our financial results on a straight-line basis. Of the $56 million in proceeds resulting from the December 2001 and January 2002 sale-leaseback transactions, approximately $21 million were from the sale of TriMas properties.

     CERTAIN OTHER COMMITMENTS. We have other cash commitments not relating to debt as well, such as those in respect of leases, preferred stock and restricted stock awards.

     In November 2000, a group of investors led by Heartland and CSFB Private Equity acquired control of Metaldyne. Immediately following the November 2000 acquisition, we made restricted stock awards to certain employees of shares of our common stock. Under their terms, 25% of those shares became free of restriction, or vested upon the closing of the November 2000 acquisition and one quarter of the shares were due to vest on each January 14, 2002, 2003, and 2004. Holders of restricted stock are entitled to elect cash in lieu of 40% of their restricted stock which vested at closing and 100% of their restricted stock on each of the other dates with the shares valued at $16.90 per share, together with cash accruing at approximately 6% per annum; to the extent that cash is not elected, additional common stock valued at $16.90 per share is issuable in lieu of the 6% accretion. As a result of the elections made for the January 14, 2002 payment and restrictions under our credit facility, we paid approximately $6 million in cash to vested holders of restricted stock in January 2002 and we deferred and accrued approximately $8.3 million. The deferred payment accrued interest at the rate of 12% and was paid in full in July 2002. We are entitled to reimbursement of certain amounts from our former subsidiary TriMas, representing approximately 50% of our obligations related to these restricted stock awards and, accordingly, a receivable from TriMas is included in our consolidated balance sheet at December 29, 2002. As a result of the elections made for the January 14, 2003 payment, we have recorded $10.1 million in accrued liabilities as of December 29, 2002, representing the cash portion of the January 14, 2003 vesting date. Assuming restricted stock award holders elect to receive the maximum cash as of the January 14, 2004 vesting date, we estimate that our additional cash obligations will aggregate approximately $10 million.

     We also have outstanding $64.5 million in aggregate liquidation value of Series A and Series B preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% and 11.5%, respectively, per annum initially and to effect a mandatory redemption in December 2012 and June 2013, respectively. For periods that we do not pay cash dividends on the Series A preferred stock, an additional 2% per annum of dividends is accrued. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.



     SATURN-RELATED OBLIGATIONS. In the November 2000 recapitalization of the Company, our shares were converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. Although no disposition of the stock of Saturn was made prior to the merger or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. All other amounts of the proceeds will be retained by us.


     OUTLOOK

     Automotive vehicle production in 2003 is currently anticipated to approximate 2002 production levels in both North America and Europe, but there are several factors that could materially alter this outlook, including the potential for war in the Middle East.


     Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Management believes cash flow from operations and debt financing and refinancing that occurred in June 2002 provide us with adequate sources of liquidity for the foreseeable future.


     Our largest raw material requirement is special bar quality steel. The domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. In response to this instability, the U.S. government in March 2002 imposed tariffs on imported steel. The effect of these tariffs was a dramatic increase in steel prices. Under supply contracts for special bar quality steel, we had established prices at which we purchased most of our steel requirements through 2002. Metaldyne spent much of 2002 negotiating with steel vendors and our customers, lobbying the government to repeal the steel tariffs, and designing re-sourcing strategies to mitigate the effect of the steel price increases. Based on these actions, we expect the effect of the steel price increases to have an approximate $5 million negative impact on our 2003 profitability. Additionally, we will continue efforts to further mitigate the effects of these price increases throughout 2003.

CONTRACTUAL CASH OBLIGATIONS

     Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations related to our recent acquisitions. The following table summarizes our fixed cash obligations over various future periods as of December 29, 2002.

                                                                                      (IN MILLIONS)
                                                                                 PAYMENTS DUE BY PERIODS
                                                                ----------------------------------------------------------
                                                                             LESS THAN ONE      1-3       3-5       AFTER
                                                                  TOTAL           YEAR         YEARS     YEARS     5 YEARS
                                                                ---------   ---------------   -------   -------   --------
Long-term debt ..............................................    $  400           $  1         $   2      $ 2       $395
11% Senior subordinated notes ...............................       250             --            --       --        250
4.5% Convertible subordinated debentures ....................        98             98            --       --         --
Other debt ..................................................        17              2             8        7         --
Capital lease obligations ...................................        11              5             6       --         --
Operating lease obligations (1) .............................       251             32            57       47        115
Redeemable preferred stock, including accrued
 dividends ..................................................        65             --            --       --         65
Redeemable restricted common stock (2) ......................        34             17            17       --         --
Pension contributions (data available through 2004) .........        36             15            21       --         --
Contractual severance .......................................        11              9             2       --         --
                                                                 ------           ----         -----      ---       ----
Total contractual obligations ...............................    $1,173           $179         $ 113      $56       $825
                                                                 ======           ====         =====      ===       ====

----------
(1)   Operating lease expense is deducted to arrive at Adjusted EBITDA.


(2) Redeemable restricted common stock includes TriMas' portion, consisting of approximately 50% of total obligations, which will be reimbursed to the Company.

     At December 29, 2002, we were contingently liable for standby letters of credit totaling $34 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We believe that our product warranty exposure is immaterial; however, it is continuously monitored for potential warranty implications of new and current business.

     U.S. PENSION PLANS

     We sponsor defined benefit pension plans covering certain hourly and salaried employees in the United States. On December 31, 2001, the projected benefit obligation (calculated using a 7.625% discount rate) exceeded the market value of plan assets by $88.2 million. During 2002, we made contributions of $23.6 million to the defined benefit plans; however, these contributions have been offset by negative 2002 investment returns for Metaldyne's pension asset portfolio. The under funded status at December 29, 2002 is $112.1 million (assuming a 6.75% discount rate). Under SFAS No. 87, "Employers' Accounting for Pensions" rules, Metaldyne is required annually on September 30th to re-measure the present value of projected pension obligations as compared to plan assets at market value. Although this mark-to-market adjustment is required, we maintain a long-term outlook for developing a pension-funding plan. In addition, we are in a period of very low interest rates, which results in a higher liability estimate. Assuming interest rates increase to a historical 25-year average range of 7.75% to 8.0%, the under funded status at December 29, 2002 would improve by $30.6 million to $37.8 million, respectively.

     We have replaced our existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits will no longer accrue after 2002. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age. Our 2003 defined benefit pension expense will be approximately $5.1 million and our defined contribution (profit-sharing and 401(k) matching contribution) expense will be approximately $6.8 million. We anticipate a net benefit expense savings of $0.9 million in 2003 as a result of these changes, which are effective January 1, 2003. Additional reductions are attributable to the TriMas disposition for both 2002 and 2003.

     For our defined benefit plans, we have assumed a long-term rate of return on pension assets of 9.0%. As stated above, under this assumption our 2003 pension expense would be approximately $4.0 million and our 2004 expense would approximate $3.3 million. Assuming that the actual 2003 return on pension assets resulted in a 10% loss, our 2003 pension expense would not change, and our 2004 pension expense would increase by approximately $0.8 million. We expect to make contributions of approximately $14.5 million to the defined benefit pension plans for 2003, and approximately $21.2 million in 2004. However, if the actual 2003 return on pension assets resulted in a 10% loss, our 2003 contribution would not change, but our 2004 contribution would increase by approximately $0.5 million.

CRITICAL ACCOUNTING POLICIES

     The expenses and accrued liabilities or allowances related to certain policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual versus expected experience to mitigate the likelihood of material adjustments.

     GOODWILL. In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which was effective for us on January 1, 2002. Under SFAS No. 142, we ceased the amortization of goodwill. We completed our initial assessment of impairment for the three automotive segments, which indicated the fair value of these units exceeds their corresponding carrying value. We completed this analysis again at year-end, which indicated that the fair value of these units continues to exceed their carrying values. Fair value was determined based upon the discounted cash flows of the reporting units using a 9.5% discount. Assuming an increase in the discount rate to 12%, fair value would continue to exceed the respective carrying value of each automotive segment.

     We also completed our transitional impairment test needed to measure the amount of any goodwill impairment for our former TriMas subsidiary. A non-cash, after tax charge of $36.6 million was taken as of January 1, 2002, related to the industrial fasteners business of our former TriMas subsidiary. Sales, operating profits and cash flows for this TriMas owned business were lower than expected beginning in the first quarter of 2001, due to the overall economic downturn and cyclical declines in certain markets for industrial fastener products. Based on that trend, the earnings and cash flow forecasts for the next five years indicated the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, we recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.

     STOCK-BASED COMPENSATION. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No 123." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS No. 148 effective for the fiscal year ended December 29, 2002.

     At December 29, 2002, we have one stock-based employee compensation plan, which provides for the issuance of equity-based incentives in various forms to key employees of the Company. These options have a ten year option period and vest ratably over a three year period from date of grant. However, the options' exercisability is limited in the circumstances of a public offering whereby the shares are required to be held and exercised after the elapse of certain time periods. As of December 29, 2002, we had stock options outstanding for 2,539,000 shares at a price of $16.90 per share.

     We account for this plan under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and, accordingly, no stock option compensation expense is included in the determination of net income in the consolidated statement of operations. The weighted average fair value on the date of grant of options granted in 2002 was zero. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on our basic and diluted earnings per share would have been a reduction of approximately $0.04 and $0.05 in 2002, respectively.

     RECEIVABLES AND REVENUE RECOGNITION. Receivables are presented net of allowances for doubtful accounts. We conduct a significant amount of business with a number of individual customers in the transportation industry. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts; we do not believe that significant credit risk exists. In accordance with our accounts receivable securitization, trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MTSPC, Inc., a wholly owned subsidiary.

     In compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," we do not recognize revenue until it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price to the buyer is fixed or determinable; and collectibility is reasonably assured. We are in compliance with SAB No. 101 as of December 29, 2002.

     FIXED ASSETS AND OTHER INTANGIBLES EXCLUDING GOODWILL. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2.5% to 10%, and machinery and equipment, 6.7% to 33.3%. Amortization expense of other intangibles is approximately $28 million in 2002. The weighted average useful life of intangible assets ranges from 8.2 years to
14.9 years as of December 29, 2002. Potential impairment of these assets is evaluated by examining current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

     FOREIGN CURRENCY TRANSLATION. The financial statements of subsidiaries outside of the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part represents the local currency. Transaction gains and losses are included in net earnings. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income
(loss) in shareholders' equity. Other comprehensive income (loss), net includes a translation gain of $39.2 million in 2002 and a translation loss of $8.7 million in 2001. For subsidiaries operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates. Translation adjustments for these subsidiaries are included in net earnings.

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

     OTHER LOSS RESERVES. We have numerous other loss exposures, such as environmental claims, product liability, litigation, recoverability of deferred income tax benefits, and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. Where available, we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

     NEW ACCOUNTING PRONOUNCEMENTS. On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Under SFAS No. 144, a single accounting method was established for long-lived assets to be disposed. SFAS No. 144 requires companies to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between the carrying amount and fair value. The adoption of this Statement did not have any impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, any gain or loss from extinguishments of debt recorded in prior periods will be reclassified to income from continuing operations. We are currently reviewing the other provisions of this Statement and will adopt them effective in 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 29, 2002. We are currently reviewing the provisions of this Statement and will adopt it effective with our 2003 fiscal year.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 are effective for our 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this portion of the Interpretation will have a material effect on our financial condition or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. We are currently reviewing certain potential variable interest entities, which are lessors under some of our operating lease agreements, as well as our accounts receivable securitization facility to determine the impact of FIN No. 46. We have not yet determined the impact that this Interpretation will have on our financial position or results of operations.


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

   o Customer Concentration -- Our base of customers is concentrated and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in auto consumer preferences or regulations could materially adversely affect us.

   o Challenges of Acquisition Strategy -- We intend to actively pursue acquisitions and/or joint ventures but we may not be able to identify attractive acquisition and/or joint venture candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions and/or joint ventures.

   o Liquidity and Capital Resources -- If we are unable to meet future capital requirements, our business may be adversely affected.

   o Dependence on Third-Party Suppliers and Manufacturers -- Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could negatively affect our financial health.

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

   o Labor Stoppages Affecting OEMs -- We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.

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

   o Substantial Restrictions and Covenants -- Restrictions in our credit facility and under the indenture governing the exchange notes limit our ability to take certain actions.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General Financial Analysis" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 14 "Long-Term Debt" in the notes to the consolidated financial statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Metaldyne Corporation:

In our opinion, the consolidated balance sheets and the related statements of operations, of shareholders' equity and of cash flows listed in the index appearing under Item 15(a)(1) as `Post-acquisition Basis' present fairly, in all material respects, the financial position of Metaldyne Corporation and subsidiaries at December 29, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years ended December 29, 2002 and December 31, 2001, and the period from November 28, 2002 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) as `Post-acquisition Basis' present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, of shareholders' equity and of cash flows listed in the index appearing under Item 15(a)(1) as "Pre-acquisition Basis" present fairly, in all material respects, the results of operations and cash flows of Metaldyne Corporation and subsidiaries for the period from January 1, 2000 to November 27, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) as "Pre-acquisition Basis" present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 11, 2003

               METALDYNE CORPORATION CONSOLIDATED BALANCE SHEET
                    DECEMBER 29, 2002 AND DECEMBER 31, 2001


                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                 2002            2001
                                                                            -------------   --------------
                              ASSETS
Current Assets:
 Cash and cash investments ..............................................    $   19,130       $       --
 Receivables, net:
  Trade, net of allowance for doubtful accounts .........................       147,670           92,380
  Affiliates ............................................................        27,820               --
  Other .................................................................        11,380           11,780
                                                                             ----------       ----------
   Total receivables, net ...............................................       186,870          104,160
 Inventories ............................................................        76,820          162,660
 Deferred and refundable income taxes ...................................        23,550           13,630
 Prepaid expenses and other assets ......................................        29,140           37,390
                                                                             ----------       ----------
   Total current assets .................................................       335,510          317,840
Equity and other investments in affiliates ..............................       147,710           17,130
Property and equipment, net .............................................       697,510          898,020
Excess of cost over net assets of acquired companies ....................       552,100        1,056,920
Intangible and other assets .............................................       286,220          656,250
                                                                             ----------       ----------
   Total assets .........................................................    $2,019,050       $2,946,160
                                                                             ==========       ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable .......................................................    $  186,440       $  168,150
 Accrued liabilities ....................................................       108,330          172,580
 Current maturities, long-term debt .....................................        99,900           42,700
                                                                             ----------       ----------
   Total current liabilities ............................................       394,670          383,430
Long-term debt ..........................................................       668,960        1,358,920
Deferred income taxes ...................................................       146,510          329,810
Other long-term liabilities .............................................       143,300          164,110
                                                                             ----------       ----------
   Total liabilities ....................................................     1,353,440        2,236,270
                                                                             ----------       ----------
Redeemable preferred stock, 545,154 shares outstanding ..................        64,510           55,160
Redeemable restricted common stock, 1.7 million and 2.6 million
 shares outstanding, respectively .......................................        23,790           32,760
Less: Restricted unamortized stock awards ...............................        (3,120)         (12,060)
                                                                             ----------       ----------
   Total redeemable stock ...............................................        85,180           75,860
                                                                             ----------       ----------
Shareholders' equity:
Preferred stock (non-redeemable), $1 par, Authorized: 25 million;
 Outstanding: None ......................................................            --               --
Common stock, $1 par, Authorized: 250 million;
 Outstanding: 42.6 million ..............................................        42,650           42,570
Paid-in capital .........................................................       684,870          679,670
Accumulated deficit .....................................................      (147,100)         (76,440)
Accumulated other comprehensive income (loss) ...........................            10          (11,770)
                                                                             ----------       ----------
   Total shareholders' equity ...........................................       580,430          634,030
                                                                             ----------       ----------
   Total liabilities, redeemable stock and shareholders' equity .........    $2,019,050       $2,946,160
                                                                             ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.


                             METALDYNE CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                                PRE ACQUISITION
                                                                         POST ACQUISITION BASIS                      BASIS
                                                            ------------------------------------------------   ----------------
                                                              YEAR ENDED       YEAR ENDED      NOV 28, 2000      JAN 1, 2000 -
                                                             DEC 29, 2002     DEC 31, 2001     DEC 31, 2000      NOV 27, 2000
                                                            --------------   --------------   --------------   ----------------
Net sales ...............................................    $  1,793,350     $  2,127,830      $ 104,770        $  1,545,390
Cost of sales ...........................................      (1,494,230)      (1,735,660)       (93,610)         (1,163,550)
                                                             ------------     ------------      ---------        ------------
 Gross profit ...........................................         299,120          392,170         11,160             381,840
Selling, general and administrative expenses ............        (176,680)        (257,190)       (35,970)           (191,890)
Gain (charge) on disposition of businesses, net .........              --               --             --                 680
Legacy restricted stock award expense ...................          (4,880)          (7,930)        (1,220)             (5,330)
Restructuring charges ...................................          (3,470)              --             --                  --
                                                             ------------     ------------      ---------        ------------
 Operating profit (loss) ................................         114,090          127,050        (26,030)            185,300
                                                             ------------     ------------      ---------        ------------
Other income (expense), net:
 Interest expense .......................................         (91,060)        (148,160)       (14,440)            (78,510)
 Loss on interest rate arrangements upon early
   retirement of term loans .............................          (7,550)              --             --                  --
 Equity earnings (loss) from affiliates, net ............          (1,410)          (8,930)        (1,000)             10,820
 Gain (charge) from disposition of, or changes in,
   investments in equity affiliates .....................              --               --             --              27,520
 Income related to the termination of interest rate
   swap agreements ......................................              --               --             --              12,940
 Other, net .............................................          (9,100)         (17,890)        (1,130)             (1,400)
                                                             ------------     ------------      ---------        ------------
   Other expense, net ...................................        (109,120)        (174,980)       (16,570)            (28,630)
                                                             ------------     ------------      ---------        ------------
Income (loss) before income taxes, extraordinary
 charge and cumulative effect of change in
 accounting principle ...................................           4,970          (47,930)       (42,600)            156,670
Income taxes (credit) ...................................         (13,500)          (4,600)       (15,730)             61,370
                                                             ------------     ------------      ---------        ------------
Income (loss) before extraordinary charge and
 cumulative effect of change in accounting
 principle ..............................................          18,470          (43,330)       (26,870)             95,300
Extraordinary loss on repurchase of debentures and
 early retirement of term loan, net of taxes of
 $25,480 ................................................         (43,380)              --             --                  --
Extraordinary charge, net of taxes of $7,930 ............              --               --             --             (36,330)
Cumulative effect of change in recognition and
 measurement of goodwill impairment .....................         (36,630)              --             --                  --
                                                             ------------     ------------      ---------        ------------
Net income (loss) .......................................         (61,540)         (43,330)       (26,870)             58,970
Preferred stock dividends ...............................           9,120            5,850            390                  --
                                                             ------------     ------------      ---------        ------------
Earnings (loss) attributable to common stock ............    $    (70,660)    $    (49,180)     $ (27,260)       $     58,970
                                                             ============     ============      =========        ============


                                                               YEAR ENDED      YEAR ENDED      NOV 28, 2000 TO   JAN 1, 2000 TO
                                                             DEC 29, 2002     DEC 31, 2001      DEC 31, 2000      NOV 27, 2000
                                                            --------------   --------------   ----------------- ---------------
Basic earnings (loss) per share:
 Before extraordinary loss and cumulative effect of
   change in accounting principle less preferred
   stock dividends ......................................         $  0.22          $ (1.16)       $ (0.79)            $  2.33
 Extraordinary loss .....................................           (1.02)              --             --               (0.89)
 Cumulative effect of change in recognition and
   measurement of goodwill impairment ...................           (0.86)              --             --                  --
                                                                  -------          -------        -------             -------
 Net income (loss) attributable to common stock .........         $ (1.66)         $ (1.16)       $ (0.79)            $  1.44
                                                                  =======          =======        =======             =======
Diluted earnings (loss) per share:
 Before extraordinary loss and cumulative effect of
   change in accounting principle less preferred
   stock dividends ......................................         $  0.21          $ (1.16)       $ (0.79)            $  1.89
 Extraordinary loss .....................................           (0.97)              --             --               (0.66)
 Cumulative effect of change in recognition and
   measurement of goodwill impairment ...................           (0.83)              --             --                  --
                                                                  -------          -------        -------             -------
 Net income (loss) attributable to common stock .........         $ (1.59)         $ (1.16)       $ (0.79)            $  1.23
                                                                  =======          =======        =======             =======

The accompanying notes are an integral part of the consolidated financial statements.

                             METALDYNE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                     PRE ACQUISITION
                                                                                POST ACQUISITION BASIS                    BASIS
                                                                   ------------------------------------------------ ----------------
                                                                      YEAR ENDED     YEAR ENDED    NOV 28, 2000 TO   JAN 1, 2000 TO
                                                                     DEC 29, 2002   DEC 31, 2001     DEC 31, 2000     NOV 27, 2000
(AMOUNTS IN THOUSANDS)                                             --------------- -------------- ----------------- ----------------
Operating activities:
 Income (loss) before extraordinary charge and cumulative effect
  of change in accounting principle ............................... $      18,470    $  (43,330)     $  (26,870)      $    95,300
 Adjustments to reconcile net cash provided by (used for)
  operating activities:
  Depreciation and amortization in operating profit ...............       108,790       159,420          10,990            72,530
  Legacy stock award expense ......................................         4,880         7,930           1,220             5,330
  Debt fee amortization ...........................................         4,770        11,610             550             4,490
  Deferred income taxes ...........................................        (7,270)       13,210           6,380            18,650
  Non-cash interest expense (interest accretion) ..................        12,990        17,500           1,360                --
  Loss on interest rate arrangements ..............................         7,550            --              --                --
  Tax refund receivable ...........................................       (20,000)           --              --                --
  (Gain) charge from disposition or other changes in
   investments in equity affiliates ...............................            --            --              --           (27,520)
  Equity (earnings) losses, net of dividends ......................         1,410         8,930           1,010           (11,980)
  Gain on interest swap settlement ................................            --            --              --           (15,820)
  Other, net ......................................................          (310)      (19,000)         23,570           (21,740)
 Changes in assets and liabilities, net of acquisition/disposition of business:
  Accounts receivable .............................................       (10,770)       31,870          38,310           (11,980)
  Net proceeds from and repayments of accounts receivable sale ....      (167,360)       16,860          36,000           118,500
  Inventory .......................................................        (5,390)       36,340          (2,020)           10,090
  Prepaid expenses and other current assets .......................       (13,870)        6,670            (220)           (9,510)
  Accounts payable and accrued expenses ...........................         4,620       (76,780)        (95,160)           71,590
                                                                    -------------    ----------      ----------       -----------
   Total change in assets and liabilities .........................      (192,770)       14,960         (23,090)          178,690
                                                                    -------------    ----------      ----------       -----------
  Net cash provided by (used for) operating activities ............       (61,490)      171,230          (4,880)          297,930
                                                                    -------------    ----------      ----------       -----------
Investing activities:
  Capital expenditures ............................................      (126,670)     (118,020)         (9,160)          (97,850)
  Proceeds from disposition of business ...........................       840,000            --              --             3,200
  Acquisition of business, net of cash received ...................            --       (83,320)       (365,170)          (21,330)
  Proceeds from sale of equity investments ........................            --            --              --           123,920
  Proceeds from sale/leaseback of fixed assets ....................        52,180        84,660          43,590             7,500
  Other, net ......................................................            --         5,060              --           (14,980)
                                                                    -------------    ----------      ----------       -----------
  Net cash provided by (used for) investing activities ............       765,510      (111,620)       (330,740)              460
Financing activities:
  Proceeds from borrowings of term loan facilities ................       400,000        44,250         200,000         1,000,000
  Principal payments on borrowings of term loan facilities ........    (1,112,450)      (81,990)        (50,000)         (470,000)
  Proceeds from borrowings of revolving credit facility ...........       324,800        23,560          39,000           388,000
  Principal payments on borrowings of revolving credit facility ...      (324,800)      (48,750)        (30,000)         (890,810)
  Proceeds from borrowings of senior subordinated notes, due
   2012 ...........................................................       250,000            --              --                --
  Principal payments on borrowings of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of
   repurchase) ....................................................      (205,290)           --              --                --
  Proceeds from borrowing of other debt ...........................         7,250        59,160          62,470            43,110
  Principal payments on borrowing of other debt ...................        (5,820)      (84,760)         (2,600)         (128,160)
  Capitalization of debt refinancing fees .........................       (12,100)           --              --                --
  Prepayment costs of early extinguishment of debt ................        (6,480)           --              --                --
  Debt issuance costs .............................................            --            --              --           (41,470)
  Investment from Heartland Investment Group ......................            --            --              --           435,220
  Retirement of common stock ......................................            --            --              --          (584,830)
  Proceeds from issuance of common stock ..........................            --            --         126,110                --
  Dividends paid ..................................................            --            --            (390)          (10,740)
  Purchase accounting transaction costs ...........................            --            --              --           (39,580)
  Proceeds from interest rate swap settlement .....................            --            --              --            15,820
  Other, net ......................................................            --         2,600           3,320            (5,410)
                                                                    -------------    ----------      ----------       -----------
  Net cash provided by (used for) financing activities ............      (684,890)      (85,930)        347,910          (288,850)
                                                                    -------------    ----------      ----------       -----------
Net increase (decrease) in cash ...................................        19,130       (26,320)         12,290             9,540
Cash and cash equivalents, beginning of year ......................            --        26,320          14,030             4,490
                                                                    -------------    ----------      ----------       -----------
Cash and cash equivalents, end of year ............................ $      19,130    $       --      $   26,320       $    14,030
                                                                    =============    ==========      ==========       ===========
Supplementary cash flow information:
 Cash paid (refunded) for income taxes, net ....................... $      (2,900)   $  (15,380)     $   16,500       $     1,500
 Cash paid for interest ........................................... $     104,830    $  133,120      $   17,250       $    76,160


The accompanying notes are an integral part of the consolidated financial statements.

                              METALDYNE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 31, 2001, THE 34-DAY PERIOD
     ENDED DECEMBER 31, 2000 AND THE 331 DAY PERIOD ENDED NOVEMBER 27, 2000


                                                              PREFERRED     COMMON      PAID-IN      RETAINED
                                                                STOCK       STOCK       CAPITAL      EARNINGS
                                                             ----------- ----------- ------------ --------------
Balances, January 1, 2000 ..................................       --     $  44,640                 $  324,290
 Comprehensive income:
  Net income ...............................................                                            58,970
  Foreign currency translation .............................
  Minimum pension liability (net of tax, $(2,800) ) ........
    Total comprehensive income .............................
  Common stock dividends ...................................                                           (10,740)
  Exercise of stock options ................................                    150         650
  Retirement of shares, net ................................                (34,780)       (650)      (114,880)
                                                                 ----     ---------    --------     ----------
  Issuance of shares .......................................
Balances, November 27, 2000 ................................     $ --     $  10,010    $     --     $  257,640
                                                                 ====     =========    ========     ==========
New basis beginning equity, November 28, 2000 ..............       --     $  31,210    $496,210             --
 Comprehensive income:
  Net loss .................................................                                        $  (26,870)
  Foreign currency translation .............................
    Total comprehensive loss ...............................
  Preferred stock dividends ................................                                              (390)
  Issuance of shares .......................................                  7,460     121,570
                                                                 ----     ---------    --------     ----------
Balances, December 31, 2000 ................................       --        38,670     617,780        (27,260)
 Comprehensive income:
  Net loss .................................................                                           (43,330)
  Foreign currency translation .............................
  Interest rate arrangements ...............................
  Minimum pension liability (net of tax, $(4,290)) .........
    Total comprehensive loss ...............................
  Preferred stock dividends ................................                                            (5,850)
  Issuance of shares .......................................                  3,900      61,890
                                                                 ----     ---------    --------     ----------
Balances, December 31, 2001 ................................     $ --     $  42,570    $679,670     $  (76,440)
 Comprehensive income:
  Net loss .................................................                                           (61,540)
  Foreign currency translation .............................
  Interest rate arrangements (net of tax, $(380)) ..........
  Minimum pension liability (net of tax, $(17,960)) ........
  Impact of TriMas disposition .............................
    Total comprehensive loss ...............................
  Preferred stock dividends ................................                                            (9,120)
  Exercise of restricted stock awards ......................                              4,270
  Issuance of shares .......................................                     80         930
                                                                 ----     ---------    --------     ----------
Balances, December 31, 2002 ................................     $        $  42,650    $684,870     $ (147,100)
                                                                 ====     =========    ========     ==========

                                                                   OTHER COMPREHENSIVE INCOME
                                                           -------------------------------------------
                                                              FOREIGN                                                (IN THOUSANDS)
                                                              CURRENCY      MINIMUM                     RESTRICTED       TOTAL
                                                            TRANSLATION     PENSION     INTEREST RATE      STOCK     SHAREHOLDERS'
                                                             AND OTHER     LIABILITY     ARRANGEMENTS     AWARDS         EQUITY
                                                           ------------- ------------- --------------- ------------ ---------------
Balances, January 1, 2000 ................................   $ (14,870)    $ (10,000)                   $ (43,680)    $   300,380
 Comprehensive income:
  Net income .............................................                                                                  58,970
  Foreign currency translation ...........................     (20,690)                                                    (20,690)
  Minimum pension liability (net of tax, $(2,800) ) ......                    (4,900)                                       (4,900)
                                                                                                                       -----------
    Total comprehensive income ...........................                                                                  33,380
  Common stock dividends .................................                                                                 (10,740)
  Exercise of stock options ..............................                                                                     800
  Retirement of shares, net ..............................                                                                (150,310)
  Issuance of shares .....................................                                                   (180)            (180)
                                                             ---------     ---------      --------      ---------      -----------
Balances, November 27, 2000 ..............................   $ (35,560)    $ (14,900)     $     --      $ (43,860)     $   173,330
                                                             =========     =========      ========      =========      ===========
New basis beginning equity, November 28, 2000 ............          --            --            --             --      $   527,420
 Comprehensive income:
  Net loss ...............................................                                                                 (26,870)
  Foreign currency translation ...........................   $  10,070                                                      10,070
                                                                                                                       -----------
    Total comprehensive loss .............................                                                                 (16,800)
  Preferred stock dividends ..............................                                                                    (390)
  Issuance of shares .....................................                                                                 129,030
                                                             ---------     ---------      --------      ---------      -----------
Balances, December 31, 2000 ..............................      10,070            --            --             --          639,260
 Comprehensive income:
  Net loss ...............................................                                                                 (43,330)
  Foreign currency translation ...........................      (8,660)                                                     (8,660)
  Interest rate arrangements .............................                                  (5,870)                         (5,870)
  Minimum pension liability (net of tax, $(4,290)) .......                    (7,310)                                       (7,310)
                                                                                                                       -----------
    Total comprehensive loss .............................                                                                 (65,170)
  Preferred stock dividends ..............................                                                                  (5,850)
                                                             ---------     ---------      --------      ---------           65,790
  Issuance of shares .....................................                                                             -----------
Balances, December 31, 2001 ..............................   $   1,410     $  (7,310)     $ (5,870)     $      --      $   634,030
 Comprehensive income:
  Net loss ...............................................                                                                 (61,540)
  Foreign currency translation ...........................      39,160                                                      39,160
  Interest rate arrangements (net of tax, $(380)) ........                                   5,100                           5,100
  Minimum pension liability (net of tax, $(17,960)) ......                   (30,570)                                      (30,570)
  Impact of TriMas disposition ...........................      (1,910)                                                     (1,910)
                                                                                                                       -----------
    Total comprehensive loss .............................                                                                 (49,760)
  Preferred stock dividends ..............................                                                                  (9,120)
  Exercise of restricted stock awards ....................                                                                   4,270
  Issuance of shares .....................................                                                                   1,010
                                                             ---------     ---------      --------      ---------      -----------
Balances, December 31, 2002 ..............................   $  38,660     $ (37,880)     $   (770)     $      --      $   580,430
                                                             =========     =========      ========      =========      ===========

The accompanying notes are an integral part of the consolidated financial statements.


                             METALDYNE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. RECAPITALIZATION AND CHANGE IN ACCOUNTING BASIS


RECAPITALIZATION OF METALDYNE CORPORATION ("METALDYNE" OR THE "COMPANY")

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

     The recapitalization was completed by a merger of the Company with Riverside Acquisition Corporation, with the Company being the surviving entity. At the same time, substantially all of the assets of the Company were contributed to a new wholly owned subsidiary entity, Metalync Company, LLC (now known as Metaldyne Company, LLC) ("LLC"), including operating assets and stock in subsidiaries. In addition, the LLC assumed the obligation to pay the principal and interest on the 4.5% debentures due in 2003, although the Company remains responsible.

     In connection with the recapitalization, Heartland, Credit Suisse First Boston Equity Partners, L.P., certain legacy stockholders, their various affiliates and certain other stockholders of the Company, entered into a Shareholders' Agreement regarding their ownership of the Company's common stock. Owners of an aggregate of approximately 90% of the Company's outstanding common stock are party to the Shareholders' Agreement, which imposes certain restrictions on, and rights with respect to the transfer of, Company Common Stock. The Agreement also entitles the shareholders to certain rights regarding corporate governance of the Company.

     Prior to the completion of and in connection with the recapitalization transaction under which our common stock became privately held, the Company agreed to pay approximately $44 million of transaction related costs. These costs were recorded as an extraordinary loss of $36 million, net of $8 million tax expense for the period ended November 28, 2000.


CHANGE IN ACCOUNTING BASIS

     At the time of the recapitalization and in compliance with the provisions of Staff Accounting Bulletin 54 (Topic 5-J), we elected to account for the transaction on a carry-over basis, rather than as a purchase requiring that we establish a new basis in our assets and our liabilities, due to the continuing interest of certain of our former security holders and the continued listing of our subordinated debentures on the New York Stock Exchange (NYSE) which were registered under the Securities Exchange Act of 1934. In December 2001, our debentures were de-listed with the NYSE and de-registered under the Exchange Act. We have determined that the effect of these actions is to require that, effective November 28, 2000, we retroactively adopt purchase accounting for the recapitalization transaction during our fourth quarter 2001. The pre-acquisition basis financial information for the periods prior to November 28, 2000 are reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis.

     On November 28, 2000, the Company was acquired by Heartland and its co-investors for approximately $435 million in cash and the assumption of $1,300 million in debt. In order to effect the acquisition, new common and preferred shares valued at $125 million were issued to certain legacy stockholders and certain other continuing shareholders of the acquired company.

                             METALDYNE CORPORATION

2. ACCOUNTING POLICIES

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

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $3.1 million and $5.4 million at December 29, 2002 and December 31, 2001, respectively. The Company conducts a significant amount of business with a number of individual customers in the automotive industry. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risk exists. In accordance with the Company's accounts receivable securitization (see Note 8), trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MTSPC, Inc., a wholly owned subsidiary of the Company.

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

     Depreciation, Amortization and Impairment of Long-Lived Assets. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2.5% to 10%, and machinery and equipment, 6.7% to 33.3%. Deferred financing costs are amortized over the lives of the related debt securities. Deferred losses on sale-leasebacks are amortized over the life of the respective lease, which range from 3.5 to 20 years. Amortization expense of deferred losses on sale-leasebacks was $11.2 million and $6.1 million for the years ended December 29, 2002 and December 31, 2001, respectively, and is included in cost of sales. Unamortized deferred losses on sale-leasebacks are $31 million and $40 million at December 29, 2002 and December 31, 2001, respectively.

     Customer contracts are amortized over a period from 6 years to 40 years depending upon the nature of the underlying contract. Trademarks/trade names are amortized over a 40-year period, while

                             METALDYNE CORPORATION
technology and other intangibles are amortized over a period between 3 and 30 years. At December 29, 2002 and December 31, 2001, accumulated amortization of intangible assets was approximately $45 million and $39 million, respectively. Total amortization expense, including amortization of stock awards and deferred losses related to sale-leaseback transactions, was approximately $44 million, $89 million and $30 million in 2002, 2001 and eleven months of 2000, respectively.

     Management periodically reviews long-lived assets, including other intangible assets, for potential impairment whenever events or changes in circumstances indicate. Fair value of all other long-lived assets is determined based on useful lives, cash flows and profitability projections. An impairment loss would be recognized if the review indicates that the carrying value of the asset exceeds the fair value.

     Goodwill. Prior to 2002, the Company amortized goodwill over 40 years. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. Beginning in 2002, the Company tests goodwill for impairment on an annual basis, unless conditions exist which would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. The Company may be required to record impairment charges for goodwill if these estimates or related projections change in the future.

     Foreign Currency Translation. The financial statements of subsidiaries outside of the United States ("U.S.") located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part represents the local currency. Transaction gains and losses are included in net earnings. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income
(loss) in shareholders' equity. For subsidiaries operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates. Translation adjustments for these subsidiaries are included in net earnings.

     Pension Plans and Postretirement Benefits Other Than Pensions. Annual net periodic pension expense and benefit liabilities under defined benefit pension plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, the Company reviews the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and it is the Company's policy to pay these benefits as they become due.

     Shipping and Handling Fees and Costs. A portion of shipping and handling fees is included in the selling, general and administrative expenses category in the consolidated statement of income. Shipping and handling expenses included in selling, general and administrative accounts were $17.6 million, $23.8 million and $19.9 million in 2002, 2001, and eleven months of 2000, respectively.

     Reclassifications. Certain prior year amounts have been reclassified to reflect current year classification. These reclasses include minor adjustments between goodwill, fixed assets and deferred tax liabilities in the consolidated balance sheet and other expense and operating income in the statement of operations.

     New Accounting Pronouncements. Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Under SFAS No. 144, a single accounting method was established for long-lived assets to be disposed. SFAS No. 144 requires the

                             METALDYNE CORPORATION

Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between the carrying amount and fair value. The adoption of this Statement did not have any impact on the financial position and results of operations of the Company.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the Company's 2003 fiscal year end. Upon adoption, the $43.4 million (net of taxes of $25.5 million) loss on the early extinguishment of debt recorded for the year ended December 29, 2002, will no longer be classified as an extraordinary item.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 29, 2002. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the Company's 2003 fiscal year.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in the Company's 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of this portion of the interpretation will have a material effect on its financial condition or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The Company is currently reviewing certain potential variable interest entities, which are lessors under some of the Company's operating lease agreements as well as its accounts receivable securitization facility to determine the impact of FIN 46. The Company has not yet determined the impact FIN 46 will have on its financial position or results of operations.

     Accounting for Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require

                             METALDYNE CORPORATION
prominent disclosures in both annual and interim financial statement about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 effective for the fiscal year ended December 29, 2002.


     The following disclosure for the financial statements for the year ended December 29, 2002 assumes that the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25.


     At December 29, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 19. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.




                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             DECEMBER 29,   DECEMBER 31,   NOVEMBER 28, 2000 --   JANUARY 1, 2000 --
                                                 2002           2001         DECEMBER 31, 2000    NOVEMBER 27, 2000
                                            -------------- -------------- ---------------------- -------------------
Net income (loss) attributable to common
 stock, as reported .......................   $ (70,660)     $ (49,180)         $  (27,260)           $ 58,970

Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects ...............      (1,950)        (1,710)                 --                  --
                                              ---------      ---------          ----------            --------
Pro forma net income (loss) attributable to
 common stock .............................   $ (72,610)     $ (50,890)         $  (27,260)           $ 58,970
                                              =========      =========          ==========            ========
Earnings (loss) per share:
 Basic -- as reported .....................   $   (1.66)     $   (1.16)         $    (0.79)           $   1.44
                                              =========      =========          ==========            ========
 Basic -- pro forma for stock-based
   compensation ...........................   $   (1.70)     $   (1.20)         $    (0.79)           $   1.44
                                              =========      =========          ==========            ========
 Diluted -- as reported ...................   $   (1.59)     $   (1.16)         $    (0.79)           $   1.23
                                              =========      =========          ==========            ========
 Diluted -- pro forma for stock-based
   compensation ...........................   $   (1.64)     $   (1.20)         $    (0.79)           $   1.23
                                              =========      =========          ==========            ========

                             METALDYNE CORPORATION

3. EARNINGS PER SHARE

     The following reconciles the numerators and denominators used in the computations of basic and diluted earnings per common share:


                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               NOVEMBER 28, 2000 --   JANUARY 1, 2000 --
                                                       2002          2001        DECEMBER 31, 2000    NOVEMBER 27, 2000
                                                   ------------ ------------- ---------------------- -------------------
Weighted average number of shares
 outstanding .....................................     42,650        42,570            34,670                40,970
                                                       ======        ======            ======                ======
Income (loss) before extraordinary charge
 and cumulative effect of change in
 accounting principle ............................  $  18,470     $ (43,330)        $ (26,870)            $  95,300
Loss on early extinguishment of debt, net of
 income taxes ....................................    (43,380)           --                --               (36,330)
Cumulative effect of change in recognition
 and measurement of goodwill impairment ..........    (36,630)           --                --                    --
                                                    ---------     ---------         ---------             ---------
Net income (loss) ................................    (61,540)      (43,330)          (26,870)            $  58,970
Less: Preferred stock dividends ..................      9,120         5,850               390                    --
                                                    ---------     ---------         ---------             ---------
Income (loss) used for basic and diluted
 earnings per share computation ..................  $ (70,660)    $ (49,180)        $ (27,260)            $  58,970
                                                    =========     =========         =========             =========
Basic earnings (loss) per share:
 Before extraordinary charge and
   cumulative effect of change in accounting
   principle less preferred stock ................  $    0.22     $   (1.16)        $   (0.79)            $    2.33
 Extraordinary loss ..............................      (1.02)           --                --                 (0.89)
 Cumulative effect of change in recognition
   and measurement of goodwill
   impairment ....................................      (0.86)           --                --                    --
                                                    ---------     ---------         ---------             ---------
 Net income (loss) attributable to common
   stock .........................................  $   (1.66)    $   (1.16)        $   (0.79)            $    1.44
                                                    =========     =========         =========             =========
Total shares used for basic earnings per share
 computation .....................................     42,650        42,570            34,670                40,970
Dilutive securities:
 Stock options ...................................  $      --            --                --             $     380
 Convertible debentures ..........................         --            --                --                 9,840
Contingently issuable shares .....................      1,710            --                --                 3,740
                                                    ---------     ---------         ---------             ---------
Total shares used for diluted earnings per
 share computation ...............................  $  44,360        42,570            34,670                54,930
                                                    =========     =========         =========             =========
Earnings (loss) used for basic earnings per
 share computation ...............................  $ (70,660)    $ (49,180)        $ (27,260)            $  58,970
Add back of debenture interest ...................         --            --                --                 8,510
                                                    ---------     ---------         ---------             ---------
Earnings (loss) used for diluted earnings per
 share computation ...............................  $ (70,660)    $ (49,180)        $ (27,260)            $  67,480
                                                    =========     =========         =========             =========
Diluted earnings (loss) per share:
 Before extraordinary charge and
   cumulative effect of change in accounting
   principle less preferred stock ................  $    0.21     $   (1.16)        $   (0.79)            $    1.89
 Extraordinary loss ..............................      (0.97)           --                --                 (0.66)
 Cumulative effect of change in recognition
   and measurement of goodwill
   impairment ....................................      (0.83)           --                --                    --
                                                    ---------     ---------         ---------             ---------
 Net income (loss) attributable to common
   stock .........................................  $   (1.59)    $   (1.16)        $   (0.79)            $    1.23
                                                    =========     =========         =========             =========

                             METALDYNE CORPORATION

     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2,540,000 and 2,850,000 of common shares as they had no dilutive effect at December 29, 2002 and December 31, 2001, respectively.

     Contingency issuable shares, representing approximately 2,610,000 restricted common shares, have an anti-dilutive effect on earnings per share for the year ended December 31, 2001.


4. SUPPLEMENTARY CASH FLOW INFORMATION

     Significant transactions not affecting cash were: in 2002, the cumulative effective of change in recognition and measurement of goodwill impairment of $36.6 million, and the loss on early extinguishment of debt, net of income taxes, of $39.4 million ($43.4 million including cash portion); in 2001, the issuance of approximately $65.4 million and $18.5 of Company common stock and redeemable preferred stock, respectively, related to the acquisition of GMTI; and in 2000, the issuance of approximately $8 million of Company common stock as additional consideration related to a 1998 acquisition; the issuance of $125 million new common and redeemable preferred stock in exchange for Company common stock; the issuance of approximately $9 million of Company common stock through the conversion of restricted stock awards as part of the Heartland acquisition; the acquisition of Simpson for cash and the assumption of approximately $215 million of liabilities. Also refer to Note 6 for impact of TriMas disposition on cash flows.


5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. At December 29, 2002, the goodwill balance was approximately $552 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount. The initial assessment for the Automotive Group indicated that the fair value of these units exceeded their corresponding carrying value. This analysis was completed again for the year ended December 29, 2002, which indicated that the fair value of these units continued to exceed their carrying values.

     The assessment for the Company's former TriMas Group indicated the carrying value of these units exceeded their fair value. A non-cash, after tax charge of $36.6 million was taken as of January 1, 2002, related to the industrial fasteners business of the former TriMas subsidiary. Sales, operating profits and cash flows for this TriMas owned business were lower than expected beginning in the first quarter of 2001, due to the overall economic downturn and cyclical declines in certain markets for industrial fastener products. Based on that trend, the earnings and cash flow forecasts for the next five years indicated the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, the Company recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.

                             METALDYNE CORPORATION

     The effect of adoption of SFAS No. 142 on the Company's results of operations for the year ended December 31, 2001 is as follows. The year ended December 29, 2002 is included for comparison purposes.


                                                                                   (IN THOUSANDS)
                                                                   DECEMBER 29,     DECEMBER 31,
                                                                       2002             2001
                                                                  --------------   -------------
Income (loss) before extraordinary charge and cumulative effect
 of change in accounting principle ............................     $  18,470        $ (43,330)
Loss on early extinguishment of debt, net of taxes ............       (43,380)              --
Cumulative effect of change in accounting principle ...........       (36,630)              --
                                                                    ---------        ---------
Net loss ......................................................       (61,540)         (43,330)
Add back: goodwill amortization, net of taxes .................            --           26,580
                                                                    ---------        ---------
Net loss, as adjusted .........................................       (61,540)         (16,750)
Less: Preferred stock dividends ...............................         9,120            5,850
                                                                    ---------        ---------
Net loss attributable to common stock, as adjusted ............     $ (70,660)       $ (22,600)
                                                                    =========        =========
Basic loss per share, as adjusted .............................     $   (1.66)       $   (0.53)
                                                                    =========        =========
Diluted loss per share, as adjusted ...........................     $   (1.59)       $   (0.53)
                                                                    =========        =========

ACQUIRED INTANGIBLE ASSETS


     The change in the gross carrying amount of acquired intangible assets is primarily attributable to the disposition of the Company's TriMas Group on June 6, 2002.





                                                                           (IN THOUSANDS, EXPECT WEIGHTED
                                                                                    AVERAGE LIFE)

                                       AS OF DECEMBER 29, 2002                AS OF DECEMBER 31, 2001
                                -------------------------------------- -------------------------------------
                                   GROSS                    WEIGHTED      GROSS                    WEIGHTED
                                 CARRYING    ACCUMULATED     AVERAGE    CARRYING    ACCUMULATED    AVERAGE
                                  AMOUNT    AMORTIZATION      LIFE       AMOUNT    AMORTIZATION      LIFE
                                ---------- -------------- ------------ ---------- -------------- -----------
Amortized Intangible Assets:
Customer Contracts ............  $ 91,000    $ (20,920)    8.2 years   $291,500   $(19,680)      25.7 years
Technology and Other ..........   160,820      (23,790)   14.9 years    277,690    (18,960)      14.1 years
                                 --------    ---------    ------------ --------   --------       -----------
Total .........................  $251,820    $ (44,710)   13.6 years   $569,190   $(38,640)      18.8 years
                                 ========    =========    ============ ========   ========       ===========
Aggregate Amortization Expense
 (Included in Cost of Sales):
 For the year ended
   December 29, 2002 ..........              $  27,670

Estimated Amortization Expense:
 For the year ended
   December 31, 2003 ..........                 21,460
 For the year ended
   December 31, 2004 ..........                 21,460
 For the year ended
   December 31, 2005 ..........                 21,060
 For the year ended
   December 31, 2006 ..........                 21,060

                             METALDYNE CORPORATION

GOODWILL


     The changes in the carrying amount of goodwill for the year ended December 29, 2002 are as follows:



                                                                                                      (IN THOUSANDS)
                                                   CHASSIS     DRIVELINE      ENGINE        TRIMAS         TOTAL
                                                 -----------  -----------  -----------  -------------  -------------
Balance as of January 1, 2002 .................   $ 67,050     $345,100     $116,950     $  527,820     $1,056,920
Exchange impact from foreign currency .........         --       17,920        3,430             --         21,350
Other .........................................       (460)      (1,550)       3,660             --          1,650
FAS 142 impairment ............................         --           --           --        (36,630)       (36,630)
TriMas disposition ............................         --           --           --       (491,190)      (491,190)
                                                  --------     --------     --------     ----------     ----------
Balance as of December 29, 2002 ...............   $ 66,590     $361,470     $124,040     $       --     $  552,100
                                                  ========     ========     ========     ==========     ==========

6. DISPOSITION OF BUSINESSES


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


     As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. The equity investment in TriMas recorded at June 30, 2002 has been adjusted at December 29, 2002 to reflect the finalization of certain amounts that were estimated on the date of closing.

                             METALDYNE CORPORATION

     The assets and liabilities of TriMas at June 6, 2002 consisted of the following (in thousands):



       Current assets (principally accounts receivable of $133,050, and
        inventories of $93,520) .......................................    $  240,830
       Property and equipment, net ....................................       240,480
       Goodwill .......................................................       491,190
       Intangibles and other assets ...................................       320,300
                                                                           ----------
          Total assets ................................................    $1,292,800
       Current liabilities (principally accounts payable of $49,890 and
        accrued liabilities of $53,160) ...............................    $  120,880
       Non-current liabilities (principally deferred income taxes of
        $171,580) .....................................................       211,660
                                                                           ----------
          Total liabilities ...........................................    $  332,540
          Net assets ..................................................    $  960,260
                                                                           ==========

     TriMas is included in the Company's financial results through the date of this transaction. Effective June 6, 2002, the Company accounts for its 34% retained interest in TriMas under the equity method of accounting.

     As a result of the transaction, the Company or TriMas repaid approximately $496 million of term debt under Metaldyne's senior credit facility, repurchased approximately $206 million aggregate principal amount of its 4.5% convertible subordinated debentures due 2003 and reduced outstanding balances under the Company's receivables facility by approximately $136 million (of which approximately $86 million relates to the elimination of the TriMas receivables base).

     In 1999, management adopted a plan to sell its specialty tubing business which resulted in a pre-tax loss of approximately $7 million and an after-tax gain of approximately $5.5 million, due to the tax basis in the net assets of the businesses exceeding book carrying values. This business was sold in January 2000 for proceeds of approximately $6 million consisting of cash and notes.

7. ACQUISITIONS AND RESTRUCTURING RELATED INTEGRATION ACTIONS

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

                             METALDYNE CORPORATION

For the year ended December 31, 2000, Simpson had approximate net sales of $515 million and operating profit of $35.7 million. The acquisition was accounted for as a purchase with excess purchase price over the estimated fair value of net assets acquired of approximately $85 million.

     In 2001, the Company began to implement plans to integrate the three legacy companies into the Company's new vision, align the business units under our new operating structure and leadership team, and reformulate our cost structure to be more competitive in the marketplace. To facilitate these initiatives, the Company terminated 292 employees and closed unprofitable businesses and plants. The majority of these actions were completed in 2001, but some are ongoing as of December 29, 2002. All employees have been terminated under this integration action. The amounts reflected represent total estimated cash payments, of which $1.9 million and $6.8 million are recorded in "Other long-term liabilities" in the Company's consolidated balance sheet at December 29, 2002 and December 31, 2001, respectively. The following table summarizes the activity for the reserves established relating to the three acquisitions, as well as additional restructuring activities in 2002. Adjustments to previously recognized acquisition related severance and exit costs were reversed to goodwill.

     As discussed in Note 6, the Company completed a divestiture of its former TriMas subsidiary on June 6, 2002.

     The following table provides a rollforward of the restructuring accrual related to the above restructuring actions as of December 29, 2002.




                                                                                        (IN THOUSANDS)
                                               ACQUISITION RELATED
                                           ---------------------------
                                                            EXIT AND      2002 SEVERANCE
                                            SEVERANCE     INTEGRATION       AND OTHER
                                              COSTS          COSTS          EXIT COSTS         TOTAL
                                           -----------   -------------   ---------------   ------------
Balance at December 31, 2000 ...........    $  53,120      $ 12,000          $    --        $  65,120
Cash payments ..........................      (13,560)       (1,880)              --          (15,440)
Asset impairment .......................           --        (3,020)              --           (3,020)
                                            ---------      --------          -------        ---------
Balance at December 31, 2001 ...........    $  39,560      $  7,100          $    --        $  46,660
Cash payments ..........................      (16,380)       (1,850)            (420)         (18,650)
Charges to expense .....................           --            --            3,470            3,470
Amounts assumed by TriMas ..............      (11,800)       (3,520)              --          (15,320)
Reversal of unutilized amounts .........       (3,310)          (60)              --           (3,370)
Asset impairment .......................           --        (1,140)              --           (1,140)
                                            ---------      --------          -------        ---------
Balance at December 29, 2002 ...........    $   8,070      $    530          $ 3,050        $  11,650
                                            =========      ========          =======        =========

     In June 2002, the Company announced the reorganization of its Engine Group's European operations, to streamline the engineering, manufacturing and reporting structure of its European operations. This restructuring includes the closure of a manufacturing facility in Halifax, England and termination of approximately 25 employees. In addition, the Company announced the closure of a small manufacturing location in Memphis, Tennessee and management restructuring within its North American engine operations, which has resulted in the termination of 12 employees.


8. ACCOUNTS RECEIVABLE SECURITIZATION

     The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by

                             METALDYNE CORPORATION
an amount that approximates the purchaser's financing costs, which amounted to a total of $3.6 million and $8.1 million in 2002 and 2001, respectively, and is included in "other expense" in the Company's consolidated statement of operations. At December 29, 2002, the Company's funding under the facility was zero with $54.0 million available but not utilized. At December 31, 2001, the Company funded approximately $167 million under the facility. The discount rate at December 29, 2002 was 2.48% compared with 3.02% at December 31, 2001. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005.


9. INVENTORIES



                                                         (IN THOUSANDS)

                                 DECEMBER 29, 2002    DECEMBER 31, 2001
                                -------------------  ------------------
   Finished goods ............        $25,720             $ 81,540
   Work in process ...........         26,230               41,060
   Raw material ..............         24,870               40,060
                                      -------             --------
   Total inventories .........        $76,820             $162,660
                                      =======             ========

10. EQUITY AND OTHER INVESTMENTS IN AFFILIATES


     On November 28, 2000 as part of the Heartland transaction, the Company sold all of its equity investments, except its ownership in Saturn (Saturn Electronics & Engineering, Inc.), for approximately $124 million.


     The Company has a 36% common equity ownership in Saturn, a privately-held manufacturer of electromechanical and electronic automotive components. Although no disposition of the stock of Saturn was made prior to November 28, 2000, former holders of the Company's common stock on this date will be entitled to amounts based on net proceeds, if any, from any subsequent disposition of Saturn. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18.0 million and less than or equal to $40.0 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any proceeds in excess of $56.7 million. Any other proceeds will be retained by the Company. As a result of these agreements, Metaldyne has suspended recognition of equity income in Saturn when these limitations apply.


     On June 6, 2002, the Company sold TriMas common stock to Heartland and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. The Company retained approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase shares of TriMas common stock at a nominal exercise price. As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. Refer to Note 6 for additional information regarding this transaction.

                             METALDYNE CORPORATION

     The carrying amount of investments in affiliates at December 29, 2002 and December 31, 2001 was $147.7 million and $17.1 million, respectively. Approximate combined condensed financial data of the Company's equity affiliates accounted for under the equity method are as follows:




                                                                                            (IN THOUSANDS)

                                                                   DECEMBER 29, 2002     DECEMBER 31, 2001
                                                                  -------------------   ------------------
Current assets ................................................        $  416,810            $  87,820
                                                                       ----------            ---------
Long-term assets:
 Property and equipment, net ..................................           275,270               48,420
 Excess of cost over net assets of acquired companies .........           538,180               26,510
 Intangible and other assets ..................................           297,610               11,900
 Other assets .................................................            77,010               13,850
                                                                       ----------            ---------
Total assets ..................................................        $1,604,880            $ 188,500
                                                                       ==========            =========
Current liabilities ...........................................        $  207,810            $ 144,190
                                                                       ----------            ---------
Long-term liabilities:
 Long-term debt ...............................................           756,190                   --
 Other long-term debt .........................................           200,730                4,370
                                                                       ----------            ---------
 Total liabilities ............................................        $1,164,730            $ 148,560
                                                                       ==========            =========


                                                                              (IN THOUSANDS)

                                                   FOR THE YEARS ENDED
                              --------------------------------------------------------------
                               DECEMBER 29, 2002     DECEMBER 31, 2001     DECEMBER 31, 2000
                              -------------------   -------------------   ------------------
Net sales .................       $1,110,530             $ 347,450            $3,090,800
                                  ==========             =========            ==========
Operating profit ..........       $   94,500             $   9,170            $  186,680
                                  ==========             =========            ==========
Net income (loss) .........       $  (27,570)            $ (24,050)           $   33,220
                                  ==========             =========            ==========

     Equity and other income from affiliates consists of the following:




                                                                                                (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                --------------------------------------------------------------
                                                 DECEMBER 29, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000 (A)
                                                ------------------- ------------------- ----------------------
Equity and other investments in affiliates;
 earnings (loss) ..............................      $ (1,410)           $ (8,930)              $5,790
Operating profit ..............................            --                  --                4,020
                                                     --------            --------               ------
Equity in earnings (loss) from affiliates, net       $ (1,410)           $ (8,930)              $9,810
                                                     ========            ========               ======

----------
(a) For the period November 28-December 31, 2000, the Company recognized a $(1.0) million loss on equity in affiliate earnings.

                             METALDYNE CORPORATION

11. PROPERTY AND EQUIPMENT, NET


                                                                     (IN THOUSANDS)

                                            DECEMBER 29, 2002     DECEMBER 31, 2001
                                           -------------------   ------------------
Cost:
Land and land improvements .............         $ 18,190             $ 29,500
Buildings ..............................          204,690              282,590
Machinery and equipment ................          619,020              675,900
                                                 --------             --------
                                                  841,900              987,990
Less: Accumulated depreciation .........          144,390               89,970
                                                 --------             --------
Property and equipment, net ............         $697,510             $898,020
                                                 ========             ========

     Depreciation expense totaled approximately $68 million, $90 million and $53 million in 2002, 2001 and eleven months of 2000, respectively.


12. INTANGIBLE AND OTHER ASSETS




                                                                                   (IN THOUSANDS)

                                                          DECEMBER 29, 2002     DECEMBER 31, 2001
                                                         -------------------   ------------------
Customer contracts, net ..............................        $  70,080             $271,820
Technology and other intangibles, net ................          137,030              258,730
Deferred loss on sale-leaseback transactions .........           30,900               39,510
Deferred financing costs .............................           11,780               43,170
Other ................................................           36,430               43,020
                                                              ---------             --------
Total ................................................        $ 286,220             $656,250
                                                              =========             ========

     The technology and other intangibles category primarily represents patents and/or in-depth process knowledge embedded within the Company.


     The above long-term assets are recorded as "Intangible and other assets" in the Company's consolidated balance sheet as of December 29, 2002.


13. ACCRUED LIABILITIES




                                                                               (IN THOUSANDS)

                                                      DECEMBER 29, 2002     DECEMBER 31, 2001
                                                     -------------------   ------------------
Workers' compensation and self insurance .........         $ 17,340             $ 37,350
Reserve for plant closures .......................            9,750               32,280
Salaries, wages and commissions ..................            3,630                8,630
Legacy restricted common stock ...................           10,080               14,520
Vacation, holiday and bonus ......................           19,470               22,690
Interest .........................................            3,800               17,570
Property, payroll and other taxes ................            7,090               12,550
Pension ..........................................           15,970               13,090
Other ............................................           21,200               13,900
                                                           --------             --------
Accrued liabilities ..............................         $108,330             $172,580
                                                           ========             ========

                             METALDYNE CORPORATION

14. LONG-TERM DEBT


     In 2002, as a result of the TriMas divestiture, the Company repurchased $206 million aggregate principal amount of its 4.5% convertible subordinated debentures due 2003. These repurchases of the convertible subordinated debentures were facilitated using proceeds from the TriMas disposition transaction. As of December 29, 2002, the remaining outstanding aggregate principal amount of the 4.5% convertible subordinated debentures is $98.5 million. The carrying amount of these 4.5% convertible subordinated debentures is $91.4 million and is reported in the Company's consolidated balance sheet as of December 29, 2002. As a result of our November 2000 Recapitalization, the 4.5% convertible subordinated debentures are no longer convertible.


     On June 20, 2002, the Company entered into two arrangements to refinance its long-term debt. In the first arrangement, the Company issued $250 million of 11% senior subordinated notes due 2012 in a private placement under Rule 144A of the Securities Act of 1933, as amended. On October 15, 2002, the Company filed a registration statement with the Securities and Exchange Commission for an exchange offer of a new issue of 11% senior subordinated notes due 2012 in exchange for the outstanding 11% senior subordinated notes due 2012. The exchange offer raised no new proceeds for the Company and was made in accordance with contractual commitments arising from the June 20, 2002 issuance. The exchange offer, which closed November 20, 2002, allows the 11% senior subordinated notes to be transferred without restriction. Certain of the Company's domestic wholly owned subsidiaries, as defined in the related bond indenture, (the "Guarantors") irrevocably and unconditionally fully guarantee the 11% notes. The condensed consolidating financial information included in
Note 29 presents the financial position, results of operations and cash flows of the guarantors.


     In connection with the June 20, 2002 11% senior subordinated notes offering described above, the Company also amended and restated its credit facility to replace its original tranche A, B and C term loans with a new $400 million tranche D term loan payable in semi-annual installments of $0.5 million with the remaining outstanding balance due December 31, 2009. In addition to the term loan, the credit facility also includes a revolving credit facility with a total principal amount commitment of $250 million. At December 29, 2002, there was approximately $250 million unused and approximately $117 undrawn under the revolving credit facility. Both the senior revolving credit facility and the senior term loan facility mature December 31, 2009. The obligations under the credit facility are collateralized by substantially all of the Company's assets and are guaranteed by substantially all of the Company's domestic subsidiaries.


     As a result of the refinancing described above, the Company cancelled its $100 million subordinated loan commitment from Masco Corporation. This commitment had been established for use in the event that funds were not otherwise available to satisfy principal obligations under the 4.5% convertible subordinated debentures at maturity. As a result of the large prepayment of this obligation, the commitment from Masco Corporation was deemed unnecessary. Until the remaining 4.5% convertible subordinated debentures are repaid, availability up to $100 million on the Company's working capital revolver loan will be restricted. This restriction, however, will be tied to the outstanding unpaid balance as future repurchases are made, and is $98.5 million as of December 29, 2002.

                             METALDYNE CORPORATION

     In conjunction with the above senior subordinated debt offering and the amended credit agreement, the Company repaid the outstanding balance on its tranche A, B and C term loan facilities. The Company's debt is summarized below.




                                                                                   (IN MILLIONS)

                                                                   DECEMBER 29,     DECEMBER 31,
                                                                       2002             2001
                                                                  --------------   -------------
   Senior credit facilities:
   Tranche A term loan facility ...............................        $ --            $  412
   Tranche B term loan facility ...............................          --               478
   Tranche C term loan facility ...............................          --               185
   Tranche D term loan facility ...............................         399                --
   Revolving credit facility ..................................          --                --
                                                                       ----            ------
   Total senior credit facility ...............................        $399            $1,075
   4.5% convertible subordinated debentures, due 2003 .........          --               263
   11% senior subordinated notes, due 2012 ....................         250                --
   Other debt .................................................          20                21
                                                                       ----            ------
   Total long-term debt .......................................        $669            $1,359
   4.5% convertible subordinated debentures, due 2003 (face
    value $98.5 million) ......................................          91                --
   Other current maturities ...................................           9                43
                                                                       ----            ------
   Total debt .................................................        $769            $1,402
                                                                       ====            ======

     As of December 29, 2002, the amortization of our bank term indebtedness is as follows (in millions):



  2003 .........  $   1.0
  2004 .........      1.0
  2005 .........      1.0
  2006 .........      1.0
  2007 .........      1.0
  2008 .........      1.0
  2009 .........    394.0

     Borrowings under the credit facility will bear interest, at our option, at either:

    o A base rate used by JPMorgan Chase Bank, plus an applicable margin; or

    o A eurocurrency rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus the applicable margin.


     The applicable margin on credit facility loans is subject to change depending on the Company's leverage ratio and is presently 2.75% on base rate loans and 3.75% on eurocurrency loans. The applicable margin on the term loan is not dependent on the Company's leverage ratio and is currently 1.75% on base rate loans and 2.75% on eurocurrency loans.


     The senior credit facility contains negative and affirmative covenants and requirements affecting us and our subsidiaries, including, among other things, restrictions on incurring new debt, capital expenditures, investments and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants at December 29, 2002.

                             METALDYNE CORPORATION

     In connection with the Company's early retirement and refinancing of its prior credit facility, it incurred one-time charges totaling $76.4 million, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on the 4.5% subordinated debenture and losses realized on interest rate arrangements associated with the term loans. A loss of $7.5 million is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in the Company's consolidated statement of operations for the year ended December 29, 2002 (see Note 15). The remaining $68.9 million of costs are reflected, net of the associated tax benefit of $25.5 million, as an "Extraordinary loss on repurchase of debentures and early retirement of term loans" in the Company's consolidated statement of operations.

     The Company capitalized $9.6 million and $2.5 million of debt issuance costs associated with the 11% senior subordinated notes due 2012 and the amended and restated credit facility, respectively. These debt issuance costs consist primarily of fees paid to representatives of the initial purchasers, legal fees and facility fees paid to the lenders. The $9.6 million and $2.5 million of costs are being amortized based on the effective interest method over the 10-year term of the 11% senior subordinated notes due 2012 and the 71/2 year term of the term loan agreement, respectively. The unamortized balances of $9.1 million related to the senior subordinated notes and $2.3 million related to the amended and restated credit facility are included in "Other assets" in the Company's consolidated balance sheet as of December 29, 2002.

     Interest at a rate of 4.5% is paid semi-annually on the convertible subordinated debentures on June 15 and December 15 to record holders of the convertible subordinated debentures on the preceding June 1 or December 1, respectively. The convertible subordinated debentures mature on December 15, 2003.

     Interest at a rate of 11% is paid semi-annually on the senior subordinated notes on June 15 and December 15 to record holders of the senior subordinated notes on the preceding June 1 or December 1, respectively. The senior subordinated notes mature on June 15, 2012.

     Other debt includes borrowings by the Company's subsidiaries denominated in foreign currencies and capital lease obligations.

     The maturities of our total debt at December 29, 2002 during the next five years and beyond are as follows (in millions): 2003 -- $100; 2004 -- $8; 2005 -- $5; 2006 -- $3; 2007 -- $1; 2008 and beyond -- $652.


15. DERIVATIVE FINANCIAL INSTRUMENTS

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

     In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a three month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three-month LIBOR interest rate of 7% with a total notional amount of $333 million. As a result of the Company's early retirement of its term loans in June 2002 (see Note 14), a cumulative non-cash loss of $7.5 million was recorded in the second quarter and is reflected as a "Loss on interest rate arrangements upon early retirement of term loans" in the Company's consolidated statement of operations for the year ended December 29, 2002. The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to the Company's new term loans in June 2002, resulting in a cumulative

                             METALDYNE CORPORATION
unrealized loss of $0.8 million as of December 29, 2002, which is included in "Accumulated other comprehensive income (loss)" in the Company's consolidated balance sheet. The remaining two interest rate caps totaling $133 million no longer qualify for hedge accounting. Therefore, any unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002. As of December 29, 2002, a loss of $0.04 million has been recorded as "other expense" in the consolidated statement of operations.


     Under these agreements, the Company recognized additional interest expense of $5.2 million during the year ended December 29, 2002. The Company expects to reclassify a portion of the $0.8 million currently included in other comprehensive income into earnings as quarterly interest payments are made. Assuming interest rates remain constant, the Company expects to recognize $5.4 million as additional expense in 2003.


16. LEASES


     The Company leases certain property and equipment under operating and capital lease arrangements that expire at various dates through 2021. Most of the operating leases provide the Company with the option, after the initial lease term, either to purchase the property or renew its lease at the then fair value. Rent expense was $38.2, $27.1 and $8.0 million for the years ended December 29, 2002, December 31, 2001 and eleven months of 2000, respectively.


     The Company completed sale-leaseback financings in 2002, 2001 and 2000 relating to certain equipment and buildings, the proceeds of which were used to pay down the revolving credit and term loan facilities. Due to the sale-leaseback financings, the Company has significantly increased its commitment to future lease payments.


     In June 2001, a subsidiary of the Company sold and leased back equipment under a synthetic sale-leaseback structure. At closing, the Company provided a guarantee of all obligations of its subsidiary under the lease. At the end of the lease (including the expiration of all renewal options) the Company has the option of either purchasing all of the equipment for approximately $10 million or returning the equipment to the lessor under the lease. In the event the equipment is returned, the Company and lessor shall arrange for the disposition of the equipment. At such time the Company is obligated to pay approximately $10 million to the lessor and is entitled to receive from the lessor a residual value equal to approximately $1.4 million plus proceeds from the disposition of the equipment for the extent such proceeds exceed $1.4 million.

                             METALDYNE CORPORATION

     Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 29, 2002 are as follows:




                                                                             (IN THOUSANDS)

                                                        CAPITAL LEASES     OPERATING LEASES
                                                       ----------------   -----------------
2003 ...............................................       $  5,200           $  32,200
2004 ...............................................          4,270              30,710
2005 ...............................................          1,740              25,730
2006 ...............................................            240              23,740
2007 ...............................................             10              23,110
Thereafter .........................................             --             115,390
                                                           --------           ---------
Total minimum payments .............................       $ 11,460           $ 250,880
                                                           --------           ---------
Amount representing interest .......................       $ (1,110)
                                                           --------
Obligations under capital leases ...................         10,350
Obligations due within 1 year ......................         (4,470)
                                                           --------
Long-term obligations under capital leases .........       $  5,880
                                                           ========

17. REDEEMABLE PREFERRED STOCK

     The Company has outstanding 361,001 shares of $36.1 million in liquidation value ($33.9 million estimated carrying value for accounting purposes) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends (see Note 1, "Recapitalization and Change in Accounting Basis").

     The Company has outstanding 184,153 shares valued at $18.5 million of redeemable Series B preferred stock in exchange for interests in GMTI held by its former shareholders. The redeemable Series B preferred shares issued are mandatory redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum.

     Preferred stock dividends were $9.1 million and $5.8 million, while dividend cash payments were zero and $2.8 million, for the years ended December 29, 2002 and December 31, 2001, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $64.5 million and $55.2 million in the Company's consolidated balance sheet at December 29, 2002 and December 31, 2001, respectively.


18. SHAREHOLDERS' EQUITY

     In exchange for all of the shares held by Heartland in GMTI, the Company issued common shares valued at approximately $45.4 million, which was equal to Heartland's investment in GMTI on the date of transfer in June 2001. Also as part of the transaction the Company issued common shares valued at $20 million in exchange for interests in GMTI held by its former shareholders.

     On the basis of amounts paid (declared), cash dividends per common share were $0.24 ($0.24) in 2000 (eleven month period).

                             METALDYNE CORPORATION

19. STOCK OPTIONS AND AWARDS


     Prior to the recapitalization, the Company's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. The Company granted long-term stock awards, net, for 401,000 shares of Company common stock during 2000 (prior to the recapitalization) to key employees of the Company. The weighted average fair value per share of long-term stock awards granted during 2000 on the date of grant was $13. Compensation expense for the vesting of long-term stock awards was approximately $4.9 million, $7.9 million and $6.5 million in 2002, 2001 and eleven months of 2000, respectively. Prior to the recapitalization merger, the unamortized value of unvested stock awards were generally amortized over a ten-year vesting period and were recorded in the financial statements as a deduction from shareholders' equity.


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


     As a result of the ability of the holder to elect a partial or full cash option, the restricted shares have been classified as redeemable restricted common stock on the Company's consolidated balance sheet. There were approximately 1.7 million restricted shares outstanding at December 29, 2002. At December 29, 2002, holders of unvested awards had elected the cash option for approximately $10.1 million of the January 14, 2003 vesting. A portion of this obligation belongs to our former TriMas subsidiary, but the Company must continue to record TriMas' portion of the redeemable restricted common stock recognized on its consolidated balance sheet. The redeemable stock is recorded as "Redeemable restricted common stock" of $23.8 million and $32.8 million, net of the unamortized portion recorded as "Restricted unamortized stock awards" of $(3.1) million and $(12.1) million on the Company's consolidated balance sheet as of December 29, 2002 and December 31, 2001, respectively. An additional $10.1 million, representing the cash portion of the January 14, 2003 vesting, is recorded as accrued liabilities on the Company's consolidated balance sheet. TriMas' portion, consisting of approximately 50% of total obligations, is included in the above restricted stock amounts as of December 29, 2002.


     Holders of options with the exercise price below the merger consideration and former holders of restricted stock will also be entitled to additional cash amounts from the proceeds of the disposition of Saturn stock, if any, in accordance with the recapitalization agreement. Options with an exercise price exceeding the merger consideration were cancelled.


     Subsequent to the recapitalization, a new Long Term Equity Incentive Plan (the "Plan") was adopted in 2001, which provides for the issuance of equity-based incentives in various forms. As of December 29, 2002, the Company has stock options outstanding for 2,539,000 shares at a price of $16.90 per share to key employees of the Company. These options have a ten-year option period and vest ratably over a three year period from date of grant. However, the options' exercisability is limited in the circumstances of a public offering whereby the shares are required to be held and exercised after the elapse of certain time periods.

     The weighted average fair value of long-term stock awards is $16.90 per share at December 29, 2002.

                             METALDYNE CORPORATION

     A summary of the status of the Company's stock options granted under the new Plan or prior plans for the three years ended 2002, 2001 and 2000 (eleven month period) is as follows:




                                                                               (SHARES IN THOUSANDS)
                                                                  2002          2001          2000
                                                              -----------   -----------   -----------
Option shares outstanding, January 1 ......................       2,855            --         3,880
Weighted average exercise price ...........................    $  16.90            --      $     14
Option shares granted .....................................         153         2,855            30
Weighted average exercise price ...........................    $  16.90      $  16.90      $     12
Option shares exercised ...................................          --            --          (150)
Weighted average exercise price ...........................          --            --      $      5
Option shares cancelled due to forfeitures ................        (469)           --           (10)
Weighted average exercise price ...........................    $  16.90            --      $     11
Option shares cancelled due to recapitalization ...........          --            --        (3,750)
Option shares outstanding, December 31 ....................       2,539         2,855            --
Weighted average exercise price ...........................    $  16.90      $  16.90            --
Weighted average remaining option term (in years) .........         8.5           9.5            --
Option shares exercisable, December 31 ....................          --            --            --
Weighted average exercise price ...........................          --            --            --

     A combined total of approximately 4.9 million, 4.9 million and 7.2 million shares of Company common stock were available for the granting of options and incentive awards under the above plans in 2002, 2001 and 2000, respectively.


     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the consolidated statement of operations. The weighted average fair value on the date of grant of options granted was zero, $3.80 and not applicable in 2002, 2001 and 2000, respectively. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's basic earnings per share would have been a reduction of approximately $0.04 in 2002, $.04 in 2001 and no impact in 2000.


     The fair value of the options was estimated at the date of grant using the minimum value method for 2002 and 2001, with no assumed dividends or volatility, a weighted average risk-free interest rate of 4.1% in 2002 and 4.4% in 2001, and an expected option life of 5.5 years in both 2002 and 2001.


20. EMPLOYEE BENEFIT PLANS


     Pension and Profit-Sharing Benefits. Substantially all employees participate in noncontributory profit-sharing and/or contributory defined contribution plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under defined contribution plans were $4 million in 2002, $6 million in 2001 and $6 million in 2000 (eleven month period).

                             METALDYNE CORPORATION

     In addition, the Company sponsors defined benefit pension plans for most of its employees. Net periodic pension cost for the Company's defined benefit pension plans includes the following components for the years ended December 29, 2002, December 31, 2001 and eleven months of 2000:




                                                                                       (IN THOUSANDS)

                                                                2002           2001           2000
                                                            ------------   ------------   -----------
Service cost ............................................    $   6,410      $   7,880      $  6,460
Interest cost ...........................................       18,340         18,080        13,250
Expected return on assets ...............................      (15,710)       (15,170)       (9,450)
Amortization of transition obligation ...................           --             --           110
Amortization of prior-service cost ......................           40             10           680
Recognized loss due to curtailments/settlements .........        1,280             --            --
Amortization of net loss ................................           30             --           780
                                                             ---------      ---------      --------
Net periodic pension cost ...............................    $  10,390      $  10,800      $ 11,830
                                                             =========      =========      ========

     Major assumptions used in accounting for the Company's defined benefit pension plans at September 30 are as follows:




                                                                                    (IN THOUSANDS)

                                                                2002          2001         2000
                                                             ----------   -----------   ----------
Discount rate for obligations ............................       6.75%        7.625%        7.75%
Rate of increase in compensation levels ..................       4.00%         4.00%        4.00%
Expected long-term rate of return on plan assets .........       9.00%         9.00%        9.00%

                             METALDYNE CORPORATION

     The following provides a reconciliation of the changes in the defined-benefit pension plans' projected benefit obligations and fair value of assets for each of the two years ended December 29, 2002 and December 31, 2001, and the funded status as of December 29, 2002 and December 31, 2001:




                                                                                 (IN THOUSANDS)

                                                                     2002             2001
                                                                --------------   --------------
CHANGES IN PROJECTED BENEFIT OBLIGATIONS
 Benefit obligations at January 1 ...........................     $ (247,220)      $ (226,840)
 Acquisitions ...............................................             --           (7,130)
 Service cost ...............................................         (6,410)          (7,880)
 Interest cost ..............................................        (18,340)         (18,080)
 Employee contributions .....................................           (260)            (310)
 Plan amendments ............................................         (1,380)            (480)
 Actuarial loss .............................................        (34,820)             220
 Curtailments/settlements ...................................         34,490               --
 Benefit payments ...........................................         15,390           11,730
 Change in foreign currency .................................         (2,200)           1,550
                                                                  ----------       ----------
Projected benefit obligations at December 29, 2002 and
 December 31, 2001 ..........................................     $ (260,750)      $ (247,220)
                                                                  ==========       ==========
CHANGES IN PLAN ASSETS
Fair value of plan assets at January 1 ......................     $  159,060       $  156,510
 Acquisitions ...............................................             --            2,050
 Divestitures ...............................................         (9,650)              --
 Actual return on plan assets ...............................         (9,120)         (14,310)
 Contributions ..............................................         26,010           27,650
 Curtailments/settlements ...................................         (3,450)              --
 Benefit payments ...........................................        (15,390)         (11,730)
 Expenses/Other .............................................          1,200           (1,110)
                                                                  ----------       ----------
Fair value of plan assets at December 29, 2002 and
 December 31, 2001 ..........................................     $  148,660       $  159,060
                                                                  ==========       ==========
FUNDED STATUS
Plan assets less than projected benefits at December 29, 2002
 and December 31, 2001 ......................................     $ (112,090)      $  (88,160)
 Unamortized prior-service cost .............................            230              480
 Unamortized net loss .......................................         67,700           29,700
                                                                  ----------       ----------
Net liability recognized at December 29, 2002 and
 December 31, 2001 ..........................................     $  (44,160)      $  (57,980)
                                                                  ==========       ==========

                             METALDYNE CORPORATION

     The following provides the amounts related to the plans at December 29, 2002 and December 31, 2001:




                                                                                     (IN THOUSANDS)

                                                                             2002           2001
                                                                        -------------   ------------
Prepaid benefit cost ................................................    $    2,360      $   4,550
Accrued benefit liability (current portion of $(15,970) and $(13,090)
 included with accrued liabilities at December 29, 2002 and
 December 31, 2001, respectively) ...................................      (106,870)       (74,530)
Intangible asset ....................................................           230            400
Accumulated other comprehensive income ..............................        60,120         11,600
                                                                         ----------      ---------
Net liability recognized ............................................    $  (44,160)     $ (57,980)
                                                                         ==========      =========

     The increase in accumulated other comprehensive income to $60.1 million at December 29, 2002 primarily reflects the excess of the accumulated benefit obligation over the fair value of the plan assets.


     As a result of the disposition of TriMas on June 6, 2002, the Company is not responsible for TriMas' net periodic pension cost subsequent to this date. However, the Company must continue to record TriMas' portion of the net liability recognized on the Company's consolidated balance sheet.


     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. Net periodic postretirement benefit cost includes the following components for the years ended December 29, 2002, December 31, 2001 and eleven months of 2000:




                                                                       (IN THOUSANDS)

                                                        2002       2001        2000
                                                     ---------   --------   ---------
Service cost .....................................    $1,040      $  760     $  300
Interest cost ....................................     3,010       3,080     $1,400
Net amortization .................................       (20)         --     $  500
                                                      ------      ------     ------
Net periodic postretirement benefit cost .........    $4,030      $3,840     $2,200
                                                      ======      ======     ======

                             METALDYNE CORPORATION

     The following provides a reconciliation of the changes in the postretirement benefit plans' benefit obligations for each of the two years ended December 29, 2002 and December 31, 2001, and the status as of December 29, 2002 and December 31, 2001:




                                                                                         (IN THOUSANDS)

                                                                                2002            2001
                                                                           -------------   -------------
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at January 1 .......................................     $ (42,710)      $ (40,670)
Service cost ...........................................................        (1,040)           (760)
Interest cost ..........................................................        (3,010)         (3,080)
Actuarial gain (loss) ..................................................        (7,920)           (190)
Benefit payments .......................................................         2,360           1,990
Change due to amendment/settlement/spin-off ............................         7,180              --
Change due to curtailment/window .......................................          (270)             --
                                                                             ---------       ---------
Benefit obligations at December 29, 2002 and December 31, 2001 .........     $ (45,410)      $ (42,710)
                                                                             =========       =========
STATUS
Benefit obligations at December 29, 2002 and December 31, 2001 .........     $ (45,410)      $ (42,710)
Unrecognized prior-service cost (credit) ...............................        (1,490)             --
Unrecognized net loss ..................................................         7,470             190
                                                                             ---------       ---------
Net liability at December 29, 2002 and December 31, 2001 ...............     $ (39,430)      $ (42,520)
                                                                             =========       =========

     The discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.625% in 2002 and 2001, respectively. The assumed health care cost trend rate in 2002 was 10.5%, decreasing to an ultimate rate of 5.0% over twelve years. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligations would increase by $4.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $0.4 million. If the assumed medical cost trend rates were decreased by one percent, the accumulated postretirement benefit obligations would decrease by $3.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $0.3 million.

     As a result of the disposition of TriMas on June 6, 2002, the Company is not responsible for TriMas' net periodic postretirement benefit cost, benefit obligations and net liability subsequent to this date.

21. SEGMENT INFORMATION

     The Company has defined a segment as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker and its board of directors in determining resource allocation and assessing performance.

     The Company has established Adjusted Earnings Before Interest Taxes Depreciation and Amortization ("Adjusted EBITDA") as an indicator of our operating performance and as a measure of our cash generating capabilities. The Company defines Adjusted EBITDA as operating profit plus depreciation and amortization plus legacy stock award expense (contractual obligation from November 2000 acquisition, which will runoff completely by 2003).

     In the second quarter of 2002, the Company modified its organizational structure. As a result, the Company is now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, the Company has restated sales for all prior periods to reflect this change. However, it was not practicable to restate Adjusted EBITDA for prior periods to reflect the new segment structure, and therefore Adjusted EBITDA is presented in total for the entire Company for periods prior to 2002. Adjusted EBITDA is presented using the Company's modified segment structure beginning in 2002.

                             METALDYNE CORPORATION

     As discussed in Note 6, the Company completed a divestiture of a portion of its TriMas Group on June 6, 2002. The TriMas Group is presented at the group level, rather than by segment, for all periods presented. Subsequent to June 6, 2002, the Company's equity investment in TriMas and equity share in TriMas' earnings (loss) is included in "Automotive/centralized resources ("Corporate")."



     CHASSIS -- Manufactures components, modules and systems used in a variety of engineered chassis applications, including fittings, wheel-ends, axle shaft, knuckles and mini-corner assemblies. This segment utilizes a variety of processes including hot, warm and cold forging, powder metal forging and machinery and assembly.


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


     The Company's export sales approximated $174 million, $137 million and $131 million in 2002, 2001 and 2000, respectively.


     The Company acquired Simpson Industries, Inc. on December 15, 2000. December 31 income statement data includes Simpson activity for the period December 15, 2000 through December 31, 2000.

                             METALDYNE CORPORATION

     Segment activity for the twelve months ended December 29, 2002 and December 31, 2001 and 2000 is as follows:




                                                                                (IN THOUSANDS)
                                                                               11 MONTHS ENDED
                                                     2002          2001      NOVEMBER 27, 2000
                                                ------------- ------------- ------------------
SALES
Automotive Group
 Chassis ......................................  $  164,840    $  154,900       $   19,280
 Driveline ....................................     806,860       791,070          572,630
 Engine .......................................     493,070       455,260          221,270
                                                 ----------    ----------       ----------
   Automotive Group ...........................   1,464,770     1,401,230          813,180
TriMas Group ..................................     328,580       726,600          732,210
                                                 ----------    ----------       ----------
   Total Sales ................................  $1,793,350    $2,127,830       $1,545,390
                                                 ==========    ==========       ==========
ADJUSTED EBITDA
Automotive Group
 Chassis ......................................  $   17,860
 Driveline ....................................     101,020
 Engine .......................................      65,220
                                                 ----------
   Automotive Operating .......................     184,100    $  181,530       $  131,450
Automotive/centralized resources ("Corporate")      (18,750)      (13,600)          (5,670)
                                                 ----------    ----------       ----------
   Automotive Group ...........................     165,350    $  167,930       $  125,780
TriMas Group ..................................      62,410       126,470          137,380
                                                 ----------    ----------       ----------
Total Adjusted EBITDA .........................     227,760       294,400          263,160
Depreciation & amortization ...................    (108,790)     (159,420)         (72,530)
Legacy stock award expense ....................      (4,880)       (7,930)          (5,330)
                                                 ----------    ----------       ----------
Operating profit ..............................  $  114,090    $  127,050       $  185,300
                                                 ==========    ==========       ==========

     Note: The one-month period ended December 31, 2000 had sales of $105 million, Adjusted EBITDA of $(14) million and operating loss of $26 million.

                             METALDYNE CORPORATION

     The Company defines total net assets as total assets less current liabilities.


FINANCIAL SUMMARY BY SEGMENT:




                                                         (IN THOUSANDS)

                                   2002          2001          2000
                              ------------- ------------- -------------
NET ASSETS:
Automotive Group
 Chassis ....................  $  120,080
 Driveline ..................     772,760
 Engine .....................     554,070
                               ----------
   Automotive Group .........   1,446,910    $  889,280    $  844,530
 TriMas Group ...............          --     1,303,370     1,482,950
Corporate ...................     177,470       370,080       265,640
                               ----------    ----------    ----------
 Total ......................  $1,624,380    $2,562,730    $2,593,120
                               ==========    ==========    ==========

CAPITAL EXPENDITURES:
Automotive Group
 Chassis ....................  $   18,620
 Driveline ..................      38,250
 Engine .....................      49,210
                               ----------
   Automotive Group .........     106,080    $   96,730    $   79,910
                               ----------    ----------    ----------
 TriMas Group ...............       9,960        18,690        22,800
Corporate ...................      10,630         2,600         4,300
                               ----------    ----------    ----------
 Total ......................  $  126,670    $  118,020    $  107,010
                               ==========    ==========    ==========

DEPRECIATION & AMORTIZATION:


                                                              JAN 1 -
                                                            NOV 27, 2000
                                                           -------------
Automotive Group
 Chassis ....................    $  7,190
 Driveline ..................      46,780
 Engine .....................      31,540
                                 --------
   Automotive Group .........      85,510      $ 98,530       $34,730
 TriMas Group ...............      16,270        56,980        38,940
Corporate ...................      11,890        11,840         8,670
                                 --------      --------       -------
 Total ......................    $113,670      $167,350       $82,340
                                 ========      ========       =======

                             METALDYNE CORPORATION

     The following table presents the Company's revenues for each of the years ended December 29, 2002 and December 31, 2001 and 2000 and net assets at each year ended December 29, 2002 and December 31, 2001 and 2000 by geographic area, attributed to each subsidiary's continent of domicile (in thousands). Revenue and net assets (as defined for segment reporting purposes) from no single foreign country were material to the consolidated revenues and net assets of the Company.




                                                    2002                        2001                        2000
                                         --------------------------- --------------------------- ---------------------------
                                                            NET                         NET                         NET
                                             SALES         ASSETS        SALES         ASSETS        SALES         ASSETS
                                         ------------- ------------- ------------- ------------- ------------- -------------
Europe .................................  $  247,400    $  284,050    $  250,850    $  290,000    $  164,000    $  193,880
Australia ..............................      10,850            --        22,030        11,000        23,000        15,000
Other (non-U.S.) North America .........      62,310        48,550        71,670        57,000        24,000        56,200
                                          ----------    ----------    ----------    ----------    ----------    ----------
Total foreign ..........................  $  320,560    $  332,600    $  344,550    $  358,000    $  211,000    $  265,080
                                          ==========    ==========    ==========    ==========    ==========    ==========
United States ..........................  $1,472,790    $1,291,780    $1,783,280    $2,204,730    $1,439,160    $2,328,040
                                          ==========    ==========    ==========    ==========    ==========    ==========

     A significant percentage of the Automotive Group's revenues is from four major customers. The following is a summary of the percentage of Automotive Group revenue from these customers for the fiscal year ended:




                                       DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                           2002            2001            2000
                                      --------------  --------------  -------------
Ford Motor Company .................        17.5%           16.6%          14.6%
General Motors Corporation .........        12.0%           12.9%           3.2%
New Venture Gear ...................        11.5%           11.7%          20.7%
DaimlerChrysler ....................        12.0%           10.4%           9.8%

22. OTHER INCOME (EXPENSE), NET




                                                                                            (IN THOUSANDS)

                                                                               NOV 28 -         JAN 1 -
                                                   2002          2001        DEC 31, 2000     NOV 27, 2000
                                               -----------   ------------   --------------   -------------
Other, net:
 Interest income ...........................    $  1,140      $   1,110        $    230        $  1,310
 Debt fee amortization .....................      (4,770)       (11,620)           (550)         (4,490)
 A/R securitization financing fees .........      (3,590)        (8,140)           (940)         (3,270)
 Other, net ................................      (1,880)           760             130           5,050
                                                --------      ---------        --------        --------
   Total other, net ........................    $ (9,100)     $ (17,890)       $ (1,130)       $ (1,400)
                                                ========      =========        ========        ========

                             METALDYNE CORPORATION

23. INCOME TAXES




                                                                                     (IN THOUSANDS)

                                                                          NOV 28 -         JAN 1 -
                                          2002            2001        DEC 31, 2000     NOV 27, 2000
                                     -------------   -------------   --------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES:

 Domestic ........................     $ (30,710)      $ (82,830)      $ (41,710)       $128,030
 Foreign .........................        35,680          34,900            (890)         28,640
                                       ---------       ---------       ---------        --------
                                       $   4,970       $ (47,930)      $ (42,600)       $156,670
                                       =========       =========       =========        ========
PROVISION FOR INCOME TAXES:
Currently payable:
 Federal .........................     $ (26,920)      $ (17,290)      $ (18,580)       $ 26,500
 State and local .................           490           2,020          (1,070)          4,770
 Foreign .........................         8,830          (2,540)         (2,460)         11,450
Deferred: ........................
 Federal .........................        (3,080)         (4,220)          4,740          19,220
 Foreign .........................         7,180          17,430           1,640            (570)
                                       ---------       ---------       ---------        --------
Income taxes .....................     $ (13,500)      $  (4,600)      $ (15,730)       $ 61,370
                                       =========       =========       =========        ========

     The components of deferred taxes at December 29, 2002 and December 31, 2001:




                                                                                    (IN THOUSANDS)

                                                                             2002          2001
                                                                          ----------   -----------
DEFERRED TAX ASSETS:
 Inventories ..........................................................    $  1,600     $  4,720
 Accrued liabilities and other long-term liabilities ..................      73,290       76,860
 Expected capital loss benefit from disposition of businesses .........          --        3,610
 Net operating losses .................................................      17,890        7,000
                                                                           --------     --------
                                                                           $ 92,780     $ 92,190
                                                                           --------     --------
DEFERRED TAX LIABILIATES:
 Property and equipment ...............................................     153,300      206,170
 Intangible assets ....................................................      67,570      184,530
 Debt .................................................................       2,980       15,230
 Other, principally investments .......................................      11,390       10,390
                                                                           --------     --------
                                                                           $235,240     $416,320
                                                                           --------     --------
Net deferred tax liability ............................................    $142,460     $324,130
                                                                           ========     ========

                             METALDYNE CORPORATION

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes:




                                                                                                             (IN THOUSANDS)

                                                                                                NOV 28 -         JAN 1 -
                                                                  2002            2001        DEC 31, 2000     NOV 27, 2000
                                                              ------------   -------------   --------------   -------------
U.S. federal statutory rate ...............................           35%             35%             35%             35%
Tax at U.S. federal statutory rate ........................    $   1,740       $ (16,780)      $ (14,900)       $ 54,830
State and local taxes, net of federal tax benefit .........          320           1,310            (700)          3,100
Higher effective foreign tax rate .........................        2,600           2,670            (500)          3,060
Change in German tax rate .................................           --              --              --          (2,200)
Disposition of businesses .................................           --              --              --            (960)
Foreign dividends .........................................        1,070              --              --              --
Amortization in excess of tax, net ........................           --           7,110             500           4,680
Redemption cost ...........................................           --              --              --              --
Utilization of capital losses .............................      (20,000)             --              --              --
Other, net ................................................          770           1,090            (130)         (1,140)
                                                               ---------       ---------       ---------        --------
Income taxes ..............................................    $ (13,500)      $  (4,600)      $ (15,730)       $ 61,370
                                                               =========       =========       =========        ========

     As of December 29, 2002, the Company had unused U.S. net operating loss ("NOL") carryforwards of approximately $49 million. $32 million of these losses will expire in 2021; $17 million will expire in 2022.

     A provision has not been made at December 29, 2002 for U.S. or additional foreign withholding taxes on approximately $247 million of undistributed earnings of foreign subsidiaries, as the Company intends to permanently reinvest these earnings. Generally, such earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     Tax expense for the year ended December 29, 2002 is shown before the extraordinary charge of $43.4, net of $25.5 tax benefit, and cumulative effect of change in recognition and measurement of goodwill impairment of $36.6, for which no tax benefit is available.

     In June 2002, the Company completed its analysis of the impact related to the U.S. Department of Treasury's recently issued regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. Accordingly, a tax benefit of $20 million was recorded for the year ended December 29, 2002.

     As a result of the June 6, 2002 sale of approximately 66% of TriMas to Heartland Industrial Partners L.P., the Company no longer consolidates with TriMas and U.S. subsidiaries of TriMas on its U.S. federal tax return after such date. Under the terms of the TriMas stock purchase agreement, income of approximately $9.5 million (inclusive of interest push-down) from TriMas through June 6, 2002 will be absorbed by Metaldyne's consolidated loss and is not required to be reimbursed to the Company. In addition, approximately $7 million of the Company's NOL is required to be allocated to TriMas and utilized on its own separately filed federal tax returns. TriMas is required to reimburse the Company for this utilization as it occurs.


24. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used to estimate the fair value of each class of financial instruments:

                             METALDYNE CORPORATION

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

     The fair value of the Company's interest rate protection agreements that qualify for hedge accounting approximated $(8.3) million at December 29, 2002. The $(8.3) million has been recognized as a liability at December 29, 2002 and the change in fair value is included in other comprehensive income. $(7.3) million of the liability is classified as current based on the maturity dates of the derivatives and is included in accrued liabilities. The remaining $(1.0) million is considered long-term and is included in other long-term liabilities.


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

     The carrying amounts and fair values of the Company's financial instruments at December 29, 2002 and December 31, 2001 are as follows:




                                                                                                    (IN THOUSANDS)

                                                                     2002                        2001
                                                          -------------------------- -----------------------------
                                                             CARRYING       FAIR        CARRYING         FAIR
                                                              AMOUNT        VALUE        AMOUNT          VALUE
                                                          ------------- ------------ -------------- --------------
Cash and cash investments ...............................   $  19,130     $ 19,130             --             --
Receivables .............................................   $ 187,690     $187,690     $  105,900     $  105,900
Interest rate arrangements ..............................   $  (8,330)    $ (8,330)    $   (4,550)    $   (4,550)
Long-term debt:
 Bank debt ..............................................   $ 399,000     $399,000     $1,075,010     $1,075,010
 11% senior subordinated notes, due 2012 ................   $ 250,000     $205,000             --             --
 4.5% convertible subordinated debentures, due 2003 .....   $  91,360     $ 91,360     $  262,860     $  262,860
 Other long-term debt ...................................   $  19,960     $ 19,960     $   21,050     $   21,030

                             METALDYNE CORPORATION

25. COMMITMENTS AND CONTINGENCIES


     The commitments and contingencies specifically disclosed in the Company's 2001 Form 10-K relate to potential obligations of its former TriMas subsidiary. As a result of the June 2002 disposition of this business, these potential obligations are the responsibility of TriMas and are no longer commitments and contingencies of Metaldyne.


     The Company is subject to claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operation.


26. SUBSEQUENT EVENTS


     NC-M Chassis Systems, LLC Joint Venture. On December 8, 2002, the Company announced a Joint Venture Formation Agreement ("Agreement") with Daimler Chrysler Corporation ("Chrysler") to operate Chrysler's New Castle (Indiana) machining and forge facility. On January 2, 2003, the Company closed on this joint venture transaction, known as NC-M Chassis Systems, LLC. In connection with the closing, Chrysler contributed substantially all of the assets of the business conducted at this facility in exchange for 100% of the common and preferred interests in the joint venture. In addition, the joint venture assumed certain liabilities of the business from Chrysler. Immediately following the contribution, the Company purchased 40% of the common interests in the joint venture from Chrysler for $20 million in cash. This transaction will be accounted for under the equity method of accounting, due to the Company's investment representing greater than 20% but less than 50% of the interest in the joint venture.


     Under the terms of the Agreement, the Company will have an option to purchase Chrysler's common and preferred interests in the joint venture for $118.8 million in cash, approximately $31.7 million in principal amount of a new issue of 10-year 10% senior subordinated notes of Metaldyne and approximately $64.5 million in liquidation preference of a new series of preferred stock of Metaldyne. The Company's call option is available to be exercised assuming satisfactory collective bargaining agreement negotiations. If Chrysler does not perform its obligations under Metaldyne's call option, including obtaining satisfactory collective bargaining agreement negotiations, Metaldyne has an option to put its initial investment of $20 million, back to Chrysler. If Metaldyne does not exercise its call option within 90 days of Chrysler obtaining satisfactory collective bargaining agreement negotiations, Chrysler has a call option to purchase Metaldyne's initial investment for $1.

                             METALDYNE CORPORATION

27. INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)




                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                          FOR THE QUARTERS ENDED
                              DECEMBER 29TH     SEPTEMBER 29TH     JUNE 30TH     MARCH 31ST
                              -------------     --------------     ---------     ----------
2002:
Net sales .................    $350,870           $352,150          $530,460       $559,870
Gross profit ..............    $ 50,120           $ 48,240          $ 97,940       $102,820
Net loss ..................    $ (4,590)          $(11,390)        $(14,790)       $(30,770)
Per common share: .........
Basic Basic ...............    $  (0.16)          $  (0.35)        $  (0.39)       $  (0.76)
Diluted ...................    $  (0.16)          $  (0.35)        $  (0.37)       $  (0.73)

                              DECEMBER 31ST      SEPTEMBER 30TH     JUNE 30TH     MARCH 31ST
                              -------------      --------------     ---------     ----------
2001:
Net sales .................    $484,630           $514,290         $572,780        $556,130
Gross profit ..............    $ 67,980           $100,640         $117,880        $105,670
Net loss ..................    $(23,000)          $ (7,050)        $   (710)       $(12,570)
Per common share: .........
Basic .....................    $  (0.58)          $  (0.21)        $  (0.04)       $ (0.36)
Diluted ...................    $  (0.58)          $  (0.21)        $  (0.04)       $ (0.36)

     The 2002 net loss and loss per common share amounts reflect the January 1, 2002 retroactive adoption of SFAS No. 142 and the cumulative effect of change in recognition and measurement of goodwill impairment of $36.6 million for our former TriMas subsidiary. The 2001 loss per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year.

     During the Company's review of its financial information, $4 million of deferred financing costs related to the early extinguishment of debt recorded in the second quarter were identified. The June 30, 2002 amounts disclosed above reflect the correction of this error (net of tax) as a prior period adjustment. Amounts as originally reported for the quarter ended June 30, 2002 were gross profit of $106,350; net loss of $11,110; basic loss per share of $0.30; and diluted loss per share of $0.29.


28. RELATED PARTY TRANSACTIONS

     In November 2000, the Company was acquired by an investor group led by Heartland Industrial Partners, L.P. ("Heartland") and Credit Suisse First Boston ("CSFB") in a recapitalization transaction. Heartland is a private equity fund established to "buy, build and grow" industrial companies in sectors with attractive consolidation opportunities. In addition to TriMas (see
Note 6), Heartland has equity interests in other industrial companies. The recapitalization and Heartland's investment will allow the Company to continue to aggressively pursue internal growth opportunities and strategic acquisitions, and to increase the scale and profitability of the Company.

     The Company maintains a monitoring agreement with Heartland for an annual fee of $4 million plus additional fees for financings and acquisitions under certain circumstances. The Heartland monitoring agreement is based on a percentage of assets calculation and Heartland has the option of taking the greater of the calculated fee (which would have totaled $6.2 million for 2002) or $4 million. Total monitoring fees paid to Heartland in 2002 were $4 million. Additionally, the Company recorded $0.7 million in 2002 for expense reimbursements to Heartland in the ordinary course of business, $0.3 million of which is recorded as accounts payable in the Company's consolidated balance sheet for the year ended December 29, 2002.

                             METALDYNE CORPORATION

     Heartland is also entitled to a 1% transaction fee in exchange for negotiating, contracting and executing certain transactions on behalf of Metaldyne, including transactions for sale-leaseback arrangements and other financings. As of December 29, 2002, these fees totaled approximately $1.9 million. None of these fees have been remitted to Heartland and are recorded as accounts payable in the Company's consolidated balance sheet for the year ended December 29, 2002.

     Effective January 23, 2001, the Company changed its name to Metaldyne Corporation from MascoTech, Inc. The Company had a corporate service agreement through 2002 with Masco Corporation, which at December 29, 2002 owned approximately 5% of the Company's common stock. Under the terms of the agreement, the Company paid fees to Masco Corporation for various staff support and administrative services, research and development and facilities. Such fees aggregated $0.5 million in 2002, $0.4 million in 2001 and $2.9 million, net in 2000. The fees recorded in 2002 have not yet been remitted and are recorded as accounts payable in the Company's consolidated balance sheet for the year ended December 29, 2002.

     On June 6, 2002, the Company sold 66% of its former TriMas subsidiary to Heartland and other investors. The Company retained approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase shares of TriMas common stock at a nominal exercise price. The Company has a corporate services agreement with TriMas, which requires the Company to provide corporate staff support and administrative services to TriMas subsequent to the divestiture of TriMas. Under the terms of the agreement, the Company receives fees from TriMas, which aggregated approximately $0.3 million in 2002.


29. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF GUARANTORS OF SENIOR SUBORDINATED NOTES

     The following condensed consolidating financial information presents:

     (1) Condensed consolidating financial statements as of December 29, 2002 and December 31, 2001, and for the years ended December 29, 2002 and December 31, 2001 of (a) Metaldyne Corporation, the parent and issuer,
          (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and
          (d) the Company on a consolidated basis, and

     (2) Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

     The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company's share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                             METALDYNE CORPORATION

                            GUARANTOR/NON-GUARANTOR
           CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 29, 2002



                                                                                                            (IN THOUSANDS)

                                                      PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                  ------------- ------------- --------------- -------------- -------------
ASSETS
Current assets:
 Cash and cash investments ......................  $       --    $   14,610       $  4,520      $       --    $   19,130
 Receivables, net: ..............................
   Trade, net of allowance for doubtful
    accounts ....................................          --            --        147,670              --       147,670
   Affiliates ...................................          --        27,820             --              --        27,820
   Other ........................................          --         5,790          5,590              --        11,380
                                                   ----------    ----------       --------      ----------    ----------
    Total receivables, net ......................          --        33,610        153,260              --       186,870
 Inventories ....................................          --        55,700         21,120              --        76,820
 Deferred and refundable income taxes ...........          --        22,620            930              --        23,550
 Prepaid expenses and other assets ..............          --        23,620          5,520              --        29,140
                                                   ----------    ----------       --------      ----------    ----------
    Total current assets ........................          --       150,160        185,350              --       335,510
 Equity and other investments in affiliates .....     147,710            --             --              --       147,710
 Property and equipment, net ....................          --       496,670        200,840              --       697,510
 Excess of cost over net assets of acquired
   companies ....................................          --       355,560        196,540              --       552,100
 Investment in subsidiaries .....................     517,900       234,980             --        (752,880)           --
 Intangible and other assets ....................          --       284,320          1,900              --       286,220
                                                   ----------    ----------       --------      ----------    ----------
    Total assets ................................  $  665,610    $1,521,690       $584,630      $ (752,880)   $2,019,050
                                                   ==========    ==========       ========      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...............................  $       --    $  133,920       $ 52,520      $       --    $  186,440
 Accrued liabilities ............................          --        78,980         29,350              --       108,330
 Current maturities, long-term debt .............          --        95,030          4,870              --        99,900
                                                   ----------    ----------       --------      ----------    ----------
    Total current liabilities ...................          --       307,930         86,740              --       394,670
 Long-term debt .................................     250,000       409,190          9,770              --       668,960
 Deferred income taxes ..........................          --       126,520         19,990              --       146,510
 Long-term liabilities ..........................          --       137,810          5,490              --       143,300
 Intercompany accounts, net .....................    (250,000)       22,340        227,660              --            --
                                                   ----------    ----------       --------      ----------    ----------
    Total liabilities ...........................          --     1,003,790        349,650              --     1,353,440
                                                   ----------    ----------       --------      ----------    ----------
 Redeemable preferred stock .....................      64,510            --             --              --        64,510
 Redeemable restricted common stock .............      23,790            --             --              --        23,790
 Less: Restricted stock awards ..................      (3,120)           --             --              --        (3,120)
                                                   ----------    ----------       --------      ----------    ----------
    Total redeemable stock ......................      85,180            --             --              --        85,180
                                                   ----------    ----------       --------      ----------    ----------
 Shareholders' equity:
 Preferred stock ................................          --            --             --              --            --
 Common stock ...................................      42,650            --             --              --        42,650
 Paid-in capital ................................     684,870            --             --              --       684,870
 Accumulated deficit ............................    (147,100)           --             --              --      (147,100)
 Accumulated other comprehensive income
   (loss) .......................................          10            --             --              --            10
 Investment by Parent/Guarantor .................          --       517,900        234,980        (752,880)           --
                                                   ----------    ----------       --------      ----------    ----------
    Total shareholders' equity ..................     580,430       517,900        234,980        (752,880)      580,430
                                                   ----------    ----------       --------      ----------    ----------
    Total liabilities, redeemable stock and
     shareholders' equity .......................  $  665,610    $1,521,690       $584,630      $ (752,880)   $2,019,050
                                                   ==========    ==========       ========      ==========    ==========

                             METALDYNE CORPORATION

                            GUARANTOR/NON-GUARANTOR
           CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2001



                                                                                                              (IN THOUSANDS)

                                                     PARENT       GUARANTOR    NON-GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                                  ------------ -------------- --------------- ---------------- -------------
ASSETS
Current assets:
 Cash and cash investments ......................  $      --     $  (12,930)     $   12,930     $         --    $       --
 Receivables, net ...............................
   Trade, net of allowance for doubtful
    accounts ....................................         --          7,320          85,060               --        92,380
   Affiliates ...................................         --             --              --               --            --
   Other ........................................         --             --          11,780               --        11,780
                                                   ---------     ----------      ----------     ------------    ----------
    Total receivables, net ......................                     7,320          96,840                        104,160
 Inventories ....................................         --         44,850         117,810               --       162,660
 Deferred and refundable income taxes ...........         --         12,500           1,130               --        13,630
 Prepaid expenses and other assets ..............         --         26,910          10,480               --        37,390
                                                   ---------     ----------      ----------     ------------    ----------
    Total current assets ........................         --         78,650         239,190               --       317,840
 Equity and other investments in affiliates .....     17,130             --              --               --        17,130
 Property and equipment, net ....................         --        471,110         426,910               --       898,020
 Excess of cost over net assets of acquired
   companies ....................................         --        522,080         534,840               --     1,056,920
 Investment in subsidiaries .....................    695,220        423,070              --       (1,118,290)           --
 Intangible and other assets ....................         --        320,560         335,690               --       656,250
                                                   ---------     ----------      ----------     ------------    ----------
    Total assets ................................  $ 712,350     $1,815,470      $1,536,630     $ (1,118,290)   $2,946,160
                                                   =========     ==========      ==========     ============    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...............................  $      --     $   90,740      $   77,410     $         --    $  168,150
 Accrued liabilities ............................         --        115,980          56,600               --       172,580
 Current maturities, long-term debt .............         --          9,340          33,360               --        42,700
                                                   ---------     ----------      ----------     ------------    ----------
    Total current liabilities ...................         --        216,060         167,370               --       383,430
 Long-term debt .................................         --        935,630         423,290               --     1,358,920
 Deferred income taxes ..........................         --        140,320         189,490               --       329,810
 Other long-term liabilities ....................         --        146,050          18,060               --       164,110
 Intercompany accounts, net .....................      2,460       (317,810)        315,350               --            --
                                                   ---------     ----------      ----------     ------------    ----------
    Total liabilities ...........................      2,460      1,120,250       1,113,560               --     2,236,270
                                                   ---------     ----------      ----------     ------------    ----------
 Redeemable preferred stock .....................     55,160             --              --               --        55,160
 Redeemable restricted common stock .............     32,760             --              --               --        32,760
 Less: Restricted stock awards ..................    (12,060)            --              --               --       (12,060)
                                                   ---------     ----------      ----------     ------------    ----------
    Total redeemable stock ......................     75,860             --              --               --        75,860
                                                   ---------     ----------      ----------     ------------    ----------
 Shareholders' equity:
 Preferred stock ................................         --             --              --               --            --
 Common stock ...................................     42,570             --              --               --        42,570
 Paid-in capital ................................    679,670             --              --               --       679,670
 Accumulated deficit ............................    (76,440)            --              --               --       (76,440)
 Accumulated other comprehensive income
   (loss) .......................................    (11,770)            --              --               --       (11,770)
 Investment by Parent/Guarantor .................         --        695,220         423,070       (1,118,290)           --
                                                   ---------     ----------      ----------     ------------    ----------
    Total shareholders' equity ..................    634,030        695,220         423,070       (1,118,290)      634,030
                                                   ---------     ----------      ----------     ------------    ----------
    Total liabilities, redeemable stock and
     shareholders' equity .......................  $ 712,350     $1,815,470      $1,536,630     $ (1,118,290)   $2,946,160
                                                   =========     ==========      ==========     ============    ==========

                             METALDYNE CORPORATION

                            GUARANTOR/NON-GUARANTOR
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 29, 2002




                                                                                                                  (IN THOUSANDS)

                                                        PARENT       GUARANTOR     NON-GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                     ------------ --------------- --------------- -------------- ---------------
Net sales ..........................................  $      --    $  1,166,240     $  627,110       $     --     $  1,793,350
Cost of sales ......................................         --      (1,025,220)      (469,010)            --       (1,494,230)
                                                      ---------    ------------     ----------       --------     ------------
Gross profit .......................................         --         141,020        158,100             --          299,120
Selling, general and administrative expenses .......         --        (102,070)       (74,610)            --         (176,680)
Legacy restricted stock award expense ..............         --          (4,100)          (780)            --           (4,880)
Restructuring charges ..............................         --          (3,470)            --             --           (3,470)
                                                      ---------    ------------     ----------       --------     ------------
Operating profit ...................................         --          31,380         82,710             --          114,090
Other income (expense), net: .......................
Interest expense ...................................         --         (87,280)        (3,780)            --          (91,060)
Loss on interest rate arrangements upon early
 retirement of term loans ..........................         --          (7,550)            --             --           (7,550)
Equity and other income (loss) from affiliates .....         --              --         (1,410)            --           (1,410)
Other, net .........................................         --         (10,790)         1,690             --           (9,100)
                                                      ---------    ------------     ----------       --------     ------------
Other income (expense), net ........................         --        (105,620)        (3,500)            --         (109,120)
                                                      ---------    ------------     ----------       --------     ------------
Income (loss) before income taxes,
 extraordinary charge and cumulative effect of
 a change in accounting principle ..................         --         (74,240)        79,210             --            4,970
Income taxes (credit) ..............................         --         (29,510)        16,010             --          (13,500)
                                                      ---------    ------------     ----------       --------     ------------
Income (loss) before extraordinary charge and
 cumulative effect of a change in accounting
 principle .........................................         --         (44,730)        63,200             --           18,470
Extraordinary loss on repurchase of debentures
 and early retirement of term loans, net of tax
 of $25,480 ........................................         --         (43,380)            --             --          (43,380)
Cumulative effect of a change in recognition
 and measurement of goodwill impairment ............         --         (36,630)            --             --          (36,630)
Equity in net income of subsidiaries ...............    (61,540)         64,610             --         (3,070)              --
                                                      ---------    ------------     ----------       --------     ------------
Net income (loss) ..................................  $ (61,540)   $    (60,130)    $   63,200       $ (3,070)    $    (61,540)
Preferred stock dividends ..........................      9,120              --             --             --            9,120
                                                      ---------    ------------     ----------       --------     ------------
Earnings (loss) attributable to common stock .......  $ (70,660)   $    (60,130)    $   63,200       $ (3,070)    $    (70,660)
                                                      =========    ============     ==========       ========     ============

                             METALDYNE CORPORATION

                            GUARANTOR/NON-GUARANTOR
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 2001




                                                                                                              (IN THOUSANDS)

                                                      PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                   ------------ ------------- --------------- -------------- ---------------
Net sales ........................................  $      --    $1,137,190     $  992,130       $ (1,490)    $  2,127,830
Cost of sales ....................................         --      (995,110)      (742,040)         1,490       (1,735,660)
                                                    ---------    ----------     ----------       --------     ------------
Gross profit .....................................         --       142,080        250,090             --          392,170
Selling, general and administrative expenses .....         --      (109,400)      (147,790)            --         (257,190)
Legacy restricted stock award expense ............         --        (7,930)            --             --           (7,930)
                                                    ---------    ----------     ----------       --------     ------------
Operating profit .................................         --        24,750        102,300             --          127,050
                                                    ---------    ----------     ----------       --------     ------------
Other income (expense), net:
 Interest expense ................................         --       (76,980)       (71,180)            --         (148,160)
 Equity and other income (loss)
   from affiliates ...............................         --            --         (8,930)            --           (8,930)
 Intercompany income (expense), net ..............         --        12,670        (12,670)            --               --
 Other, net ......................................         --       (15,160)        (2,730)            --          (17,890)
                                                    ---------    ----------     ----------       --------     ------------
Other expense, net ...............................         --       (79,470)       (95,510)            --         (174,980)
                                                    ---------    ----------     ----------       --------     ------------
Income (loss) before income taxes ................         --       (54,720)         6,790             --          (47,930)
Income taxes (credit) ............................         --       (13,450)         8,850             --           (4,600)
Equity in net income of subsidiaries .............    (43,330)        6,870             --         36,460               --
                                                    ---------    ----------     ----------       --------     ------------
Net income (loss) ................................  $ (43,330)   $  (34,400)    $   (2,060)      $ 36,460     $    (43,330)
Preferred stock dividends ........................      5,850            --             --             --            5,850
                                                    ---------    ----------     ----------       --------     ------------
Earnings (loss) attributable to common stock .....  $ (49,180)   $  (34,400)    $   (2,060)      $ 36,460     $    (49,180)
                                                    =========    ==========     ==========       ========     ============

                             METALDYNE CORPORATION

                            GUARANTOR/NON-GUARANTOR
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 29, 2002




                                                                                                               (IN THOUSANDS)

                                                       PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                   ------------- ------------- --------------- -------------- ---------------
Cash flows from operating activities:
Net cash provided by (used for) operating
 activities ......................................  $       --    $  (75,600)    $   14,110          $--       $    (61,490)
                                                    ----------    ----------     ----------          ---       ------------
Cash flows from investing activities: ............
Capital expenditures .............................          --       (91,280)       (35,390)          --           (126,670)
Proceeds from disposition of business ............          --            --        840,000           --            840,000
Proceeds from sale/leaseback of fixed assets .....          --        52,180             --           --             52,180
                                                    ----------    ----------     ----------          ---       ------------
Net cash provided by (used for) investing
 activities ......................................          --       (39,100)       804,610           --            765,510
                                                    ----------    ----------     ----------          ---       ------------
Cash flows from financing activities: ............
Proceeds from borrowings of term loan
 facilities ......................................          --       400,000             --           --            400,000
Principal payments on borrowing of term loan
 facilities ......................................          --      (671,850)      (440,600)          --         (1,112,450)
Proceeds from borrowings of revolving credit
 facility ........................................          --       324,800             --           --            324,800
Principal payments on borrowings of revolving
 credit facility .................................          --      (324,800)            --           --           (324,800)
Proceeds from borrowings of senior
 subordinated notes, due 2012 ....................     250,000            --             --           --            250,000
Principal payments on borrowings of
 convertible subordinated debentures, due
 2003 (net of $1.2 million non-cash portion of
 repurchase) .....................................          --      (205,290)            --           --           (205,290)
Proceeds from borrowing of other debt ............          --         4,340          2,910           --              7,250
Principal payments on borrowing of
 other debt ......................................          --        (1,860)        (3,960)          --             (5,820)
Capitalization of debt financing fees ............          --       (12,100)            --           --            (12,100)
Prepayment costs on early extinguishment of
 debt ............................................          --        (6,480)            --           --             (6,480)
Change in intercompany accounts ..................    (250,000)      622,550       (372,550)          --                 --
                                                    ----------    ----------     ----------          ---       ------------
Net cash provided by (used for) financing
 activities ......................................          --       129,310       (814,200)          --           (684,890)
                                                    ----------    ----------     ----------          ---       ------------
Net increase (decrease) in cash ..................          --        14,610          4,520           --             19,130
Cash and cash equivalents, beginning
 of period .......................................          --            --             --           --                 --
                                                    ----------    ----------     ----------          ---       ------------
Cash and cash equivalents, end of period .........  $       --    $   14,610     $    4,520          $--       $     19,130
                                                    ==========    ==========     ==========          ===       ============

                             METALDYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                            GUARANTOR/NON-GUARANTOR
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 2001




                                                                                                            (IN THOUSANDS)

                                                      PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                   ------------ ------------- --------------- -------------- -------------
Cash flows from operating activities:
Net cash provided by (used for) operating
 activities ......................................  $  23,600    $  287,890     $ (140,260)      $      --    $  171,230
                                                    ---------    ----------     ----------       ---------    ----------
Cash flows from investing activities: ............
Capital expenditures .............................         --       (77,840)       (40,180)             --      (118,020)
Acquisitions, net of cash acquired ...............         --       (83,320)            --              --       (83,320)
Proceeds from sale/leaseback of fixed assets .....         --        73,590         11,070              --        84,660
Other, net .......................................         --         4,860            200              --         5,060
                                                    ---------    ----------     ----------       ---------    ----------
Net cash used for investing activities ...........         --       (82,710)       (28,910)             --      (111,620)
                                                    ---------    ----------     ----------       ---------    ----------
Cash flows from financing activities:
Proceeds from borrowings of term loan
 facilities ......................................         --        44,250             --              --        44,250
Principal payments on borrowings of term loan
 facilities ......................................         --       (81,990)            --              --       (81,990)
Proceeds from borrowings of revolving credit
 facility ........................................         --        23,560             --              --        23,560
Principal payments on borrowings of revolving
 credit facility .................................         --       (48,750)            --              --       (48,750)
Proceeds from borrowing of other debt ............         --        48,080         11,080              --        59,160
Principal payments on borrowing of
 other debt ......................................         --       (48,580)       (36,180)             --       (84,760)
Change in intercompany accounts ..................    (23,600)     (156,070)       179,670              --            --
Other, net .......................................         --         2,600             --              --         2,600
                                                    ---------    ----------     ----------       ---------    ----------
Net cash provided by (used for) financing
 activities ......................................    (23,600)     (216,900)       154,570              --       (85,930)
                                                    ---------    ----------     ----------       ---------    ----------
Net increase (decrease) in cash ..................         --       (11,720)       (14,600)             --       (26,320)
Cash and cash equivalents, beginning
 of period .......................................         --        (1,210)        27,530              --        26,320
                                                    ---------    ----------     ----------       ---------    ----------
Cash and cash equivalents, end of period .........  $      --    $  (12,930)    $   12,930       $      --    $       --
                                                    =========    ==========     ==========       =========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.



   Not Applicable.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.


     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES.


     Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, subject to the limitations below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


     The Company, including its CEO and CFO, does not expect that the Company's disclosure and internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonably, not absolute, assurance that the objectives of a control system are met.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.


(A) LISTING OF DOCUMENTS.

(1) FINANCIAL STATEMENTS. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 29, 2002 and December 31, 2001, and for the periods ended December 29, 2002, December 31, 2001, December 31, 2000 and November 27, 2000, consist of the following:

       Consolidated Balance Sheet

       Consolidated Statement of Income

       Consolidated Statement of Cash Flows

       Consolidated Statement of Shareholders' Equity

       Notes to Consolidated Financial Statements


(2) FINANCIAL STATEMENT SCHEDULE.

     Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 29, 2002, December 31, 2001, December 31, 2000 and November 27, 2000, consist of the following:

       Valuation and Qualifying Accounts


(3) EXHIBITS.



  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT
  ------                                        ----------------------
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

  3.1        Restated Certificate of Incorporation of MascoTech, Inc.(8)

  3.2        Bylaws of Metaldyne Corporation, as amended.(7)

  3.3        Certificate of Designation of Series A-1 Preferred Stock and Series A-2 Preferred Stock(12)

  4.1        Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as
             Metaldyne Corporation) and Morgan Guaranty Trust Company of New York, as Trustee;
             Agreement of Appointment and Acceptance of Successor Trustee dated as of August 4,
             1994 among MascoTech, Inc., (now known as Metaldyne Corporation) Morgan Guaranty
             Trust Company of New York and the First National Bank of Chicago; Supplemental
             Indenture dated as of August 5, 1994, between MascoTech, Inc. (now known as Metaldyne
             Corporation) and the First National Bank of Chicago, as Trustee; Directors' resolutions establishing the Company's 41/2% Convertible Subordinated Debentures Due 2003;(3) and
             Form of Note.(4)

  4.2        Supplemental Indenture No. 2 dated November 28, 2000 to the Indenture dated as of
             November 1, 1986 between Masco Industries (now known as Metaldyne Corporation) and
             Morgan Guaranty Trust Company of New York. (7)

  4.3        Supplemental Indenture No. 3 dated November 28, 2000 to the Indenture dated as of
             November 1, 1986 between Masco Industries (now known as Metaldyne Corporation) and
             Morgan Guaranty Trust Company of New York. (7)

  4.4        Shareholders Agreement by and among MascoTech, Inc. (now known as Metaldyne
             Corporation), Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors a party thereto, dated as of November 28, 2000. (7)

 EXHIBIT
 NUMBER                                      DESCRIPTION OF EXHIBIT
 ------                                      -----------------------
 4.5       Indenture relating to the 11% Senior Subordinated Notes due 2012, dated as of June 20,
           2002 by and among Metaldyne Corporation, each of the Guarantors named therein and
           The Bank of New York as Trustee. (11)

 4.6       Form of note (included in Exhibit 4.5). (11)

 4.7       Registration Rights Agreement relating to the notes dated as of June 20, 2002 by and among Metaldyne Corporation and the parties named therein. (11)

 4.8       Form of Indenture relating to the 10% Senior Subordinated Notes due 201 , dated as of
                 , by and among Metaldyne Corporation, the Guarantors named therein and
           [ ], as Trustee.(12)

 4.9       Form of Registration Rights Agreement. (12)

10.1       Credit Agreement dated as of November 28, 2000 among MascoTech, Inc. (now known as
           Metaldyne Corporation), Metalync Company LLC (now known as Metaldyne Company
           LLC), the subsidiary term borrowers party thereto, the foreign subsidiary borrowers party thereto, the lenders party thereto and Chase Manhattan Bank, as administrative agent. (7)

10.2       Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco
           Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation). (8)

10.3       Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc.
           (now known as Metaldyne Corporation) the Sellers named therein and MTSPC, Inc. as
           Purchaser. (7)

10.4       Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC,
           Inc., MascoTech, Inc. (now known as Metaldyne Corporation), The Chase Manhattan
           Bank, and the other parties named therein. (7)

10.5       Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 to the Receivables Transfer Agreement. (8)

10.6       Master Lease Agreement dated as of December 21, 2000 between General Electric Capital
           Corporation and Simpson Industries, Inc. (8)

10.8       Change of Control Agreement with William T. Anderson, dated September 21, 2000. (6)

10.9       Change of Control Agreement with David B. Liner, dated September 21, 2000. (6)

10.10      Change of Control Agreement with Leroy H. Runk, dated September 21, 2000. (6)

10.11      Change of Control Agreement with James F. Tompkins, dated September 21, 2000. (6)

10.12      Release and Consulting Agreement with Frank Hennessey dated November 22, 2000. (6)

10.13      Employment, Release and Consulting Agreement with Lee M. Gardner, dated November
           22, 2000. (8)

10.14      Employment, Release and Consulting Agreement with Timothy Wadhams, dated November
           22, 2000. (8)

10.15      MascoTech, Inc. (now known as Metaldyne Corporation) 1991 Long Term Stock Incentive
           Plan (Restated July 15, 1998). (3)

10.16      MascoTech, Inc. (now known as Metaldyne Corporation) Supplemental Executive
           Retirement and Disability Plan. (4)

10.17      Description of the MascoTech, Inc. (now known as Metaldyne Corporation) program for
           Estate, Financial Planning and Tax Assistance. (2)

10.18      Corporate Services Agreement and Annex dated as of January 1, 1987 between Masco
           Industries, Inc. (now known as Metaldyne Corporation) and Masco Corporation,
           Amendment No. 1 dated as of October 31, 1996 and related letter agreements dated
           January 22, 1998 and June 17, 1998. (4) Amendment No. 2 to the Corporate Services
           Agreement dated November 28, 2000. (7)

10.19      Corporate Opportunities Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation) and Amendment No. 1 dated as of October 31, 1996.(1) Amendment No. 2 to the Corporate Opportunities
           Agreement dated November 28, 2000. (7)

  EXHIBIT
   NUMBER                                        DESCRIPTION OF EXHIBIT
  -------                                        ----------------------
 10.20        Metaldyne Corporation 2001 Long Term Incentive and Share Award Plan (10)

 10.21        Amendment 2, 3 and 4 to the Receivables Transfer Agreement (9)

 10.22        Amendment 3 to the Receivables Transfer Agreement (9)

 10.23        Amendment 4 to the Receivables Transfer Agreement (9)

 10.24        Amendment No. 1 to the November 28, 2000 Credit Agreement (9)

 10.25        Amendment No. 2 to the November 29, 2000 Credit Agreement (9)

 10.26        Amended and Restated November 28, 2000 Credit Agreement (12)

 10.27        Employment Agreement between Metaldyne Corporation and William M. Lowe, Jr. dated as of June 18, 2001 (11).

 10.28        Joint Venture Formation Agreement by and among NC-M Chassis Systems, LLC,
              DaimlerChrysler Corporation and Metaldyne Corporation, dated as of December 8,
              2002. (12)

 10.29        Form of Amended and Restated Operating Agreement of NC-M Chassis Systems, LLC
              dated as of    , 200 . (12)

 10.30        Metaldyne Corporation Terms of Preferred Stock Investor Rights Agreement. (12)

 10.31        Form of Investor Rights Agreement. (13)

 12.1         Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock
              Dividends.

 21.1         Subsidiaries of Metaldyne Corporation. (8)

 23.1         Consent of PricewaterhouseCoopers LLP.

 99.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

 99.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

------------
(1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Current Report on Form 8-K filed November 14, 1996.

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

(8) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(9) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(10) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Registration Statement on Form S-8 filed April 15, 2002.

(11) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Registration Statement on Form S-4 (No. 333-99569) filed on September 10, 2002.


(12) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002.


(13) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Current Report on Form 8-K filed January 6, 2003.


     The Company will furnish any of its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.


(B) REPORTS ON FORM 8-K.


     We filed a Current Report on Form 8-K on December 9, 2002, reporting under
Item 5, Other Events, that Metaldyne Corporation and DaimlerChrysler Corporation issued a joint press release announcing that both entities have signed an agreement to form a joint venture to operate DaimlerChrysler's New Castle, Indiana machining and forge facility, and filing under Item 7, Exhibits, the press release relating to this event.


     We filed a Current Report on Form 8-K on December 11, 2002 reporting under
Item 5, Other Events, that on December 8, 2002, that Metaldyne Corporation, Daimler Chrysler and NC-M Chassis Systems, LLC, a newly formed Delaware limited liability company, entered into a Joint Venture Formation Agreement, and filing the Joint Venture Formation Agreement and certain other exhibits relating to this transaction.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Metaldyne Corporation


                                   By: /s/ William M. Lowe, Jr.
                                       ----------------------------------------
                                       William M. Lowe, Jr.
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Chief Accounting Officer and Authorized
                                       Signatory)
                                       March 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



           SIGNATURE                             TITLE                         DATE
           ---------                             -----                         ----
     /s/ Timothy D. Leuliette    Chairman of the Board of Directors,     March 14, 2003
 ----------------------------    Chief Executive Officer and Director
       Timothy D. Leuliette      (Principal Executive Officer)

        /s/ William M. Lowe      Executive Vice President and Chief      March 14, 2003
 ----------------------------    Financial Officer (Chief Accounting
        William M. Lowe          Officer)

        /s/ J. Michael Losh      Director                                March 14, 2003
 ----------------------------
        J. Michael Losh

         /s/ Gary M. Banks       Director                                March 14, 2003
 ----------------------------
         Gary M. Banks

         /s/ Charles Becker      Director                                March 14, 2003
 ----------------------------
         Charles Becker

       /s/ Marshall A. Cohen     Director                                March 14, 2003
 ----------------------------
         Marshall A. Cohen

        /s/ Cynthia L. Hess      Director                                March 14, 2003
 ----------------------------
        Cynthis L. Hess

     /s/ Richard A. Manoogian    Director                                March 14, 2003
 ----------------------------
       Richard A. Manoogian

       /s/ David A. Stockman     Director                                March 14, 2003
 ----------------------------
         David A. Stockman
      /s/ Daniel P. Tredwell     Director                                March 14, 2003
 ----------------------------
         Daniel P. Tredwell

      /s/ Samuel Valenti, III    Director                                March 14, 2003
 ----------------------------
        Samuel Valenti, III

                             METALDYNE CORPORATION


                          FINANCIAL STATEMENT SCHEDULE
                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 29, 2002


Schedule, as required for the years ended December 29, 2002, December 31, 2001 and December 31, 2000.






                                                   PAGE
                                                   ----
II. Valuation and Qualifying Accounts ..........    88

                             METALDYNE CORPORATION
                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 31, 2001
                             AND DECEMBER 31, 2000




             COLUMN A                COLUMN B               COLUMN C                  COLUMN D        COLUMN E
---------------------------------- ------------ --------------------------------- ---------------- --------------
                                                            ADDITIONS
                                                ---------------------------------
                                                                     CHARGED
                                    BALANCE AT      CHARGED        (CREDITED)
                                     BEGINNING      TO COST         TO OTHER                         BALANCE AT
            DESCRIPTION              OF PERIOD   AND EXPENSES       ACCOUNTS         DEDUCTIONS     END OF PERIOD
---------------------------------- ------------ -------------- ------------------ ---------------- --------------
                                                                      (A)               (B)
Allowance for doubtful accounts,
 deducted from accounts receivable
 in the balance sheet:
2002 .............................  $5,380,000    $2,970,000      $(2,400,000)       $2,810,000      $3,140,000
                                    ==========    ==========      ===========        ==========      ==========
2001 .............................  $5,420,000    $2,320,000      $   650,000        $3,010,000      $5,380,000
                                    ==========    ==========      ===========        ==========      ==========
2000 .............................  $4,290,000    $2,440,000      $    10,000        $1,320,000      $5,420,000
                                    ==========    ==========      ===========        ==========      ==========

----------
Notes:

(A) Allowance of companies acquired, reduction of allowance for companies divested, and other adjustments, net.


(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                                       DESCRIPTION OF EXHIBIT
 -------                                      ----------------------
 2.1       Recapitalization Agreement dated as of August 1, 2000 between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC, as amended. (7)
           Amendment No. 1 to the Recapitalization Agreement, dated October 23, 2000(7) and
           Amendment No. 2 to the Recapitalization Agreement, dated November 28, 2000. (7)

 3.1       Restated Certificate of Incorporation of MascoTech, Inc. (8)

 3.2       Bylaws of Metaldyne Corporation, as amended. (7)

 4.1       Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as
           Metaldyne Corporation) and Morgan Guaranty Trust Company of New York, as Trustee;
           Agreement of Appointment and Acceptance of Successor Trustee dated as of August 4,
           1994 among MascoTech, Inc., (now known as Metaldyne Corporation) Morgan Guaranty
           Trust Company of New York and the First National Bank of Chicago; Supplemental
           Indenture dated as of August 5, 1994, between MascoTech, Inc. (now known as Metaldyne
           Corporation) and the First National Bank of Chicago, as Trustee; Directors' resolutions establishing the Company's 41/2% Convertible Subordinated Debentures Due 2003;(3) and
           Form of Note. (4)

 4.2       Supplemental Indenture No. 2 dated November 28, 2000 to the Indenture dated as of
           November 1, 1986 between Masco Industries (now known as Metaldyne Corporation) and
           Morgan Guaranty Trust Company of New York. (7)

 4.3       Supplemental Indenture No. 3 dated November 28, 2000 to the Indenture dated as of
           November 1, 1986 between Masco Industries (now known as Metaldyne Corporation) and
           Morgan Guaranty Trust Company of New York. (7)

 4.4       Shareholders Agreement by and among MascoTech, Inc. (now known as Metaldyne
           Corporation), Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors a party thereto, dated as of November 28, 2000. (7)

 4.5       Indenture relating to the 11% Senior Subordinated Notes due 2012, dated as of June 20,
           2002 by and among Metaldyne Corporation, each of the Guarantors named therein and
           The Bank of New York as Trustee. (11)

 4.6       Form of note (included in Exhibit 4.5). (11)

 4.7       Registration Rights Agreement relating to the notes dated as of June 20, 2002 by and among Metaldyne Corporation and the parties named therein. (11)

 4.8       Form of Indenture relating to the 10% Senior Subordinated Notes due 201 , dated as of
                , by and among Metaldyne Corporation, the Guarantors named therein and
           [     ], as Trustee. (12)

 4.9       Form of Registration Rights Agreement. (12)

10.1       Credit Agreement dated as of November 28, 2000 among MascoTech, Inc. (now known as
           Metaldyne Corporation), Metalync Company LLC (now known as Metaldyne Company
           LLC), the subsidiary term borrowers party thereto, the foreign subsidiary borrowers party thereto, the lenders party thereto and Chase Manhattan Bank, as administrative agent. (7)

10.2       Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco
           Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation). (8)

10.3       Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc.
           (now known as Metaldyne Corporation) the Sellers named therein and MTSPC, Inc. as
           Purchaser. (7)

10.4       Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC,
           Inc., MascoTech, Inc. (now known as Metaldyne Corporation), The Chase Manhattan
           Bank, and the other parties named therein. (7)

10.5       Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 to the Receivables Transfer Agreement. (8)

  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT
  -------                                       ----------------------
 10.6        Master Lease Agreement dated as of December 21, 2000 between General Electric Capital
             Corporation and Simpson Industries, Inc. (8)

 10.8        Change of Control Agreement with William T. Anderson, dated September 21, 2000.(6)

 10.9        Change of Control Agreement with David B. Liner, dated September 21, 2000. (6)

 10.10       Change of Control Agreement with Leroy H. Runk, dated September 21, 2000.(6)

 10.11       Change of Control Agreement with James F. Tompkins, dated September 21, 2000. (6)

 10.12       Release and Consulting Agreement with Frank Hennessey, dated November 22, 2000. (6)

 10.13       Employment, Release and Consulting Agreement with Lee M. Gardner, dated November
             22, 2000. (8)

 10.14       Employment, Release and Consulting Agreement with Timothy Wadhams, dated November
             22, 2000. (8)

 10.15       MascoTech, Inc. (now known as Metaldyne Corporation) 1991 Long Term Stock Incentive
             Plan (Restated July 15, 1998)(3)

 10.16       MascoTech, Inc. (now known as Metaldyne Corporation) Supplemental Executive
             Retirement and Disability Plan(4)

 10.17       Description of the MascoTech, Inc. (now known as Metaldyne Corporation) program for
             Estate, Financial Planning and Tax Assistance(2)

 10.18       Corporate Services Agreement and Annex dated as of January 1, 1987 between Masco
             Industries, Inc. (now known as Metaldyne Corporation) and Masco Corporation,
             Amendment No. 1 dated as of October 31, 1996 and related letter agreements dated
             January 22, 1998 and June 17, 1998.(4) amendment No. 2 to the Corporate Services
             Agreement dated November 28, 2000.(7)

 10.19       Corporate Opportunities Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation) and Amendment No. 1 dated as of October 31, 1996(1). Amendment No. 2 to the Corporate Opportunities
             Agreement dated November 28, 2000.(7)

 10.20       Metaldyne Corporation 2001 Long Term Incentive and Share Award Plan (10)

 10.21       Amendment 2, 3 and 4 to the Receivables Transfer Agreement (9)

 10.22       Amendment 3 to the Receivables Transfer Agreement (9)

 10.23       Amendment 4 to the Receivables Transfer Agreement (9)

 10.24       Amendment No. 1 to the November 28, 2000 Credit Agreement (9)

 10.25       Amendment No. 2 to the November 29, 2000 Credit Agreement (9)

 10.26       Amended and Restated November 28, 2000 Credit Agreement (12)

 10.27       Employment Agreement between Metaldyne Corporation and William M. Lowe, Jr. dated as of June 18, 2001 (11).

 10.28       Joint Venture Formation Agreement by and among NC-M Chassis Systems, LLC,
             DaimlerChrysler Corporation and Metaldyne Corporation, dated as of December 8, 2002.
              (12)

 10.29       Form of AMENDED AND RESTATED OPERATING AGREEMENT OF NC-M
             CHASSIS SYSTEMS, LLC Dated as of [        ], 200[ ]. (12)

 10.30       Metaldyne Corporation Terms of Preferred Stock Investor Rights Agreement. (12)

 10.31       Form of Investor Rights Agreement. (13)

 12.1        Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock
             Dividends.

 21.1        Subsidiaries of Metaldyne Corporation.(8)

 23.1        Consent of PricewaterhouseCoopers LLP.

 99.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

 99.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

----------
 (1) Incorporated by reference to the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Current Report on Form 8-K filed November 14, 1996.


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


 (8) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.


 (9) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.


(10) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Registration Statement on Form S-8 filed April 15, 2002.


(11) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Registration Statement on Form S-4 (No. 333-99569) filed on September 10, 2002.


(12) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002.


(13) Incorporated by reference to the Exhibits filed with Metaldyne Corporation's Current Report on Form 8-K filed January 6, 2003.

               CERTIFICATION OF TIMOTHY D. LEULIETTE PURSUANT TO
                             RULE 13a-14 UNDER THE
                        SECURITIES EXCHANGE ACT OF 1934
                          FORM 10-K FOR THE YEAR ENDED
                              DECEMBER 29, 2002 OF
                             METALDYNE CORPORATION



I, Timothy D. Leuliette, certify that:

   1. I have reviewed this annual report on Form 10-K of Metaldyne
      Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          C. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Timothy D. Leuliette
      Date: March 14, 2003              -------------------------------------
                                        Timothy D. Leuliette
                                        Chief Executive Officer

               CERTIFICATION OF WILLIAM M. LOWE, JR. PURSUANT TO
                             RULE 13a-14 UNDER THE
                        SECURITIES EXCHANGE ACT OF 1934
                          FORM 10-K FOR THE YEAR ENDED
                              DECEMBER 29, 2002 OF
                             METALDYNE CORPORATION

I, William M. Lowe, Jr. certify that:

   1. I have reviewed this annual report on Form 10-K of Metaldyne
      Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      C. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ William M. Lowe, Jr.
      Date: March 14, 2003              -------------------------------------
                                        William M. Lowe, Jr.
                                        Chief Financial Officer