Form 10-Q
period 2003-04-30
METALDYNE CORP
filed 2003-05-08
CIK 745448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 30, 2003
                         COMMISSION FILE NUMBER 1-12068


                              METALDYNE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                    38-2513957
   -------------------------------                         ----------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


47659 HALYARD DRIVE, PLYMOUTH, MICHIGAN                    48170-2429
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)


                                 (734) 207-6200
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

There is currently no public market for the registrant's common stock.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.




                                                          SHARES OUTSTANDING AT
                     CLASS                                    APRIL 30, 2003
                     -----                                    --------------
Common stock, par value $1 per share ...........                44,643,637

================================================================================

                              METALDYNE CORPORATION

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
Part I. Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheet -- March 30, 2003 and December 29, 2002 ...........       2

           Consolidated Statement of Operations for the Three Months Ended
           March 30, 2003 and March 31, 2002 ............................................       3

           Consolidated Statement of Cash Flows for the Three Months Ended
           March 30, 2003 and March 31, 2002 ............................................       4

           Notes to Consolidated Financial Statements ...................................    5-18

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...................................................................      19

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....................      31

  Item 4.  Controls and Procedures ......................................................      31

Part II. Other Information, Signature and Certifications ................................      32

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              METALDYNE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      MARCH 30, 2003 AND DECEMBER 29, 2002
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        MARCH 30, 2003   DECEMBER 29, 2002
                                                                        --------------   -----------------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
 Cash and cash investments ...........................................    $       --        $   19,130
 Receivables, net:
   Trade, net of allowance for doubtful accounts .....................       149,050           147,670
   Affiliates ........................................................        22,710            27,820
   Other .............................................................        10,020            11,380
                                                                          ----------        ----------
    Total receivables, net ...........................................       181,780           186,870
 Inventories .........................................................        79,970            76,820
 Deferred and refundable income taxes ................................         5,640            23,550
 Prepaid expenses and other assets ...................................        34,740            29,140
                                                                          ----------        ----------
    Total current assets .............................................       302,130           335,510
Equity and other investments in affiliates ...........................       168,670           147,710
Property and equipment, net ..........................................       695,740           697,510
Excess of cost over net assets of acquired companies .................       550,160           552,100
Intangible and other assets ..........................................       281,270           286,220
                                                                          ----------        ----------
    Total assets .....................................................    $1,997,970        $2,019,050
                                                                          ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ....................................................    $  185,990        $  186,440
 Accrued liabilities .................................................        97,390           108,330
 Current maturities, long-term debt ..................................       100,710            99,900
                                                                          ----------        ----------
    Total current liabilities ........................................       384,090           394,670
Long-term debt .......................................................       669,120           668,960
Deferred income taxes ................................................       149,690           146,510
Other long-term liabilities ..........................................       139,240           143,300
                                                                          ----------        ----------
    Total liabilities ................................................     1,342,140         1,353,440
                                                                          ----------        ----------
Redeemable preferred stock, 545,154 shares outstanding ...............        66,780            64,510
Redeemable restricted common stock, 0.8 million and 1.7 million
 shares outstanding respectively .....................................        16,950            23,790
Less: Restricted unamortized stock awards ............................        (2,060)           (3,120)
                                                                          ----------        ----------
    Total redeemable stock ...........................................        81,670            85,180
                                                                          ----------        ----------
Preferred stock (non-redeemable), $1 par, Authorized: 25 million;
 Outstanding: None ...................................................            --                --
Common stock, $1 par, Authorized: 250 million;
 Outstanding: 42.7 million and 42.6 million shares, respectively .....        42,730            42,650
Paid-in capital ......................................................       686,130           684,870
Accumulated deficit ..................................................      (158,690)         (147,100)
Accumulated other comprehensive income ...............................         3,990                10
                                                                          ----------        ----------
    Total shareholders' equity .......................................       574,160           580,430
                                                                          ----------        ----------
    Total liabilities, redeemable stock and shareholders' equity .....    $1,997,970        $2,019,050
                                                                          ==========        ==========




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              METALDYNE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                               ---------------------------------
                                                                         (UNAUDITED)
                                                               MARCH 30, 2003     MARCH 31, 2002
                                                               --------------     --------------
Net sales .................................................      $  381,320        $  559,870
Cost of sales .............................................        (339,800)         (457,050)
                                                                 ----------        ----------
 Gross profit .............................................          41,520           102,820
Selling, general and administrative expenses ..............         (28,740)          (60,080)
Restructuring charges .....................................          (1,530)               --
Legacy restricted stock award expense .....................            (900)           (2,080)
                                                                 ----------        ----------
 Operating profit .........................................          10,350            40,660
Other expense, net:
 Interest expense .........................................         (17,880)          (28,120)
 Equity loss from affiliates, net .........................          (2,630)             (450)
 Other, net ...............................................          (1,460)           (2,720)
                                                                 ----------        ----------
   Other expense, net .....................................         (21,970)          (31,290)
Income (loss) before income taxes and cumulative effect of
 change in accounting principle ...........................         (11,620)            9,370
Income taxes (credit) .....................................          (2,250)            3,510
                                                                 ----------        ----------
Income (loss) before cumulative effect of change in
 accounting principle .....................................          (9,370)            5,860
Cumulative effect of change in recognition and measurement
 of goodwill impairment ...................................              --           (36,630)
                                                                 ----------        ----------
Net loss ..................................................          (9,370)          (30,770)
Preferred stock dividends .................................           2,220             1,710
                                                                 ----------        ----------
 Loss attributable to common stock ........................      $  (11,590)       $  (32,480)
                                                                 ==========        ==========
Basic earnings (loss) per share:
 Before cumulative effect of change in accounting principle
   less preferred stock dividends .........................      $    (0.27)       $     0.10
 Cumulative effect of change in recognition and measurement
   of goodwill impairment .................................              --           (  0.86)
                                                                 ----------        ----------
 Net loss attributable to common stock ....................      $    (0.27)       $    (0.76)
                                                                 ==========        ==========
Diluted earnings (loss) per share:
 Before cumulative effect of change in accounting principle
   less preferred stock dividends .........................      $    (0.27)       $     0.09
 Cumulative effect of change in recognition and measurement
   of goodwill impairment .................................              --           (  0.82)
                                                                 ----------        ----------
 Net loss attributable to common stock ....................      $    (0.27)       $    (0.73)
                                                                 ==========        ==========




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             METALDYNE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              3 MONTHS ENDED
                                                                         ------------------------
                                                                         MARCH 30,      MARCH 31,
                                                                            2003          2002
                                                                         ---------      ---------
OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change in accounting
 principle ..........................................................    $  (9,370)     $   5,860
 Adjustments to reconcile net cash provided by (used for) operating activities:
   Depreciation and amortization in operating profit ................       25,090         33,380
   Legacy stock award expense .......................................          900          2,080
   Debt fee amortization ............................................          580          2,100
   Deferred income taxes ............................................        2,130          7,390
   Non-cash interest expense (interest accretion) ...................        1,720          4,720
   Equity losses, net of dividends ..................................        2,630            450
   Other, net .......................................................          540         (6,120)
 Changes in assets and liabilities, net of acquisition/disposition of business:
   Accounts receivable ..............................................      (22,510)       (49,650)
   Net proceeds from and repayments of accounts receivable sale .....       29,000         23,430
   Inventory ........................................................       (2,660)         2,090
   Deferred and refundable income taxes .............................       16,300             --
   Prepaid expenses and other assets ................................       (5,500)        (4,350)
   Accounts payable and accrued expenses ............................      (22,410)        10,450
                                                                         ---------      ---------
    Total change in assets and liabilities ..........................       (7,780)       (18,030)
                                                                         ---------      ---------
   Net cash provided by operating activities ........................       16,440         31,830
                                                                         ---------      ---------
INVESTING ACTIVITIES:
 Capital expenditures ...............................................      (23,260)       (27,280)
 Proceeds from sale/leaseback of fixed assets .......................        8,460         33,370
 Investment in joint venture ........................................      (20,000)            --
 Other, net .........................................................           --         (2,390)
                                                                         ---------      ---------
 Net cash provided by (used for) investing activities ...............      (34,800)         3,700
                                                                         ---------      ---------
FINANCING ACTIVITIES:
 Principal payments on borrowings of term loan facilities ...........         (500)       (33,370)
 Proceeds from borrowings of revolving credit facility ..............      145,000        158,400
 Principal payments on borrowings of revolving credit facility ......     (145,000)      (158,400)
 Proceeds from borrowing of other debt ..............................        2,020             --
 Principal payments on borrowing of other debt ......................       (2,290)        (1,040)
 Other, net .........................................................           --            350
                                                                         ---------      ---------
 Net cash used for financing activities .............................         (770)       (34,060)
                                                                         ---------      ---------
Net increase (decrease) in cash .....................................      (19,130)         1,470
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................       19,130             --
                                                                         ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................    $      --      $   1,470
                                                                         =========      =========
SUPPLEMENTARY CASH FLOW INFORMATION:
 Cash paid (refunded) for income taxes, net .........................    $ (14,750)     $   1,020
 Cash paid for interest .............................................    $   8,130      $  17,130

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

    In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "2002 Form 10-K"). The results of operations for the three-month period ended March 30, 2003 are not necessarily indicative of the results for the full year.

    The Company's fiscal year ends on the Sunday nearest December 31. The Company's fiscal quarters end on the Sundays nearest March 31, June 30, and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.


2.  STOCK OPTIONS AND AWARDS

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" effective for the fiscal year ended December 29, 2002. The following disclosure for the financial statements for the period ended March 30, 2003 assumes that the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25.

    The Company has one stock-based employee compensation plan, which is accounted for under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                             METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                           AMOUNTS)
                                                               MARCH 30, 2003   MARCH 31, 2002
                                                               --------------   --------------
Net loss attributable to common stock, as reported ...........    $ (11,590)       $ (32,480)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of related tax effects .....................................         (470)            (540)
                                                                  ---------        ---------
Pro forma net loss attributable to common stock ..............    $ (12,060)       $ (33,020)
                                                                  =========        =========
Loss per share:
  Basic--as reported .........................................    $   (0.27)       $   (0.76)
                                                                  =========        =========
  Basic--pro forma for stock-based compensation ..............    $   (0.28)       $   (0.77)
                                                                  =========        =========
  Diluted--as reported .......................................    $   (0.27)       $   (0.73)
                                                                  =========        =========
  Diluted--pro forma for stock-based compensation ............    $   (0.28)       $   (0.74)
                                                                  =========        =========

                             METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  EARNINGS PER SHARE

    The following reconciles the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                               (IN THOUSANDS EXCEPT PER
                                                                    SHARE AMOUNTS)
                                                                  THREE MONTHS ENDED
                                                               ------------------------
                                                               MARCH 30,      MARCH 31,
                                                                 2003           2002
                                                               ---------      ---------
    Weighted average number of shares outstanding .........       42,720         42,650
                                                               =========      =========
    Income (loss) before cumulative effect of change
      in accounting principle .............................    $  (9,370)     $   5,860
    Cumulative effect of change in recognition and
      measurement of goodwill impairment ..................           --        (36,630)
                                                               ---------      ---------
    Net loss ..............................................       (9,370)       (30,770)
    Less: Preferred stock dividends .......................        2,220          1,710
                                                               ---------      ---------
    Loss used for basic and diluted earnings per share
      computation .........................................    $ (11,590)     $ (32,480)
                                                               =========      =========
    Basic earnings (loss) per share:
      Before cumulative effect of change in accounting
        principle and less preferred stock ................    $   (0.27)     $    0.10
      Cumulative effect of change in recognition and
        measurement of goodwill impairment ................           --          (0.86)
                                                               ---------      ---------
      Net loss attributable to common stock ...............    $   (0.27)     $   (0.76)
                                                               =========      =========
    Total shares used for basic earnings per share
      computation .........................................       42,720         42,650
    Contingently issuable shares ..........................           --          1,830
                                                               ---------      ---------
    Total shares used for diluted earnings per share
      computation .........................................       42,720         44,480
                                                               =========      =========
    Diluted earnings (loss) per share:
      Before cumulative effect of change in accounting
        principle less preferred stock ....................    $   (0.27)     $    0.09
      Cumulative effect of change in accounting for
        goodwill impairment ...............................           --          (0.82)
                                                               ---------      ---------
      Net loss attributable to common stock ...............    $   (0.27)     $   (0.73)
                                                               =========      =========

    Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2,520,000 and 2,720,000 of common shares as they had no dilutive effect at March 30, 2003 and March 31, 2002, respectively.

    Contingently issuable shares, representing approximately 990,000 restricted common shares, have an anti-dilutive effect on earnings per share for the three months ended March 30, 2003.


4.  JOINT VENTURE

    On December 8, 2002, the Company announced a Joint Venture Formation Agreement ("Agreement") with Daimler Chrysler Corporation ("Chrysler") to operate Chrysler's New Castle (Indiana) machining and forge facility. On January 2, 2003, the Company closed on this

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    joint venture, known as NC-M Chassis Systems, LLC. In connection with the closing, DaimlerChrysler contributed substantially all of the assets of the business conducted at this facility in exchange for 100% of the common and preferred interests in the joint venture. In addition, the joint venture assumed certain liabilities of the business from DaimlerChrysler. Immediately following the contribution, the Company purchased 40% of the common interests in the joint venture from DaimlerChrysler for $20 million in cash. This transaction was accounted for under the equity method of accounting, due to the Company's investment representing greater than 20% but less than 50% of the interest in the joint venture. However, the Company does not recognize losses in the joint venture to the extent that DaimlerChrysler provides funding for the joint venture's operations and capital expenditures.

    Under the terms of the Agreement, the Company will have an option to purchase DaimlerChrysler's common and preferred interests in the joint venture for $118.8 million in cash, approximately $31.7 million in principal amount of a new issue of 10-year 10% senior subordinated notes of Metaldyne and approximately $64.5 million in liquidation preference of a new series of preferred stock of Metaldyne. The Company's call option is available to be exercised assuming a satisfactory collective bargaining agreement is ratified. If Metaldyne does not exercise its call option within 20 business days of DaimlerChrysler's ratificaton of a satisfactory collective bargaining agreement or we fail to close within 120 days of the exercise because we cannot finance the acquisition, DaimlerChrysler has a call option to purchase our initial investment for $1.00. If a new collective bargaining agreement is not ratified by January 31, 2004, we have a put option on our equity in the joint venture at $20 million and DaimlerChrysler has a call option on our equity in the joint venture at $20 million.



5.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. At March 30, 2003, the goodwill balance was approximately $550 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount. The initial assessment for the Automotive Group indicated that the fair value of these units exceeded their corresponding carrying value. This analysis was completed again for the year ended December 29, 2002, which indicated that the fair value of these units continued to exceed their carrying values.

    The initial assessment for the Company's former TriMas Group indicated the carrying value of these units exceeded their fair value. A non-cash, after tax charge of $36.6 million was taken as of January 1, 2002, related to the industrial fasteners business of the former TriMas subsidiary. Sales, operating profits and cash flows for this TriMas owned business were lower than expected beginning in the first quarter of 2001, due to the overall economic downturn and cyclical declines in certain markets for industrial fastener products. Based on that trend, the earnings and cash flow forecasts for the next five years indicated the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, the Company recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    ACQUIRED INTANGIBLE ASSETS

    The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

                                                  (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE LIFE)
                                           AS OF MARCH 30, 2003                 AS OF DECEMBER 29, 2002
                                  -------------------------------------- -------------------------------------
                                     GROSS                    WEIGHTED      GROSS                    WEIGHTED
                                   CARRYING    ACCUMULATED     AVERAGE    CARRYING   ACCUMULATED      AVERAGE
                                    AMOUNT    AMORTIZATION      LIFE       AMOUNT    AMORTIZATION      LIFE
                                  ----------  ------------  ------------ ----------  ------------  -----------
 Amortized Intangible Assets:
 Customer Contracts .............  $ 92,600     $(23,450)     8.2 years    $ 91,000    $(20,920)     8.2 years
 Technology and Other ...........   164,390      (26,650)    14.9 years     160,820     (23,790)    14.9 years
                                   --------     --------                   --------    --------     ----------
   Total ........................  $256,990     $(50,100)    13.6 years    $251,820    $(44,710)    13.6 years
                                   ========     ========                   ========    ========     ==========
 Aggregate Amortization Expense
 (Included in Cost of Sales):
 For the three months ended
   March 30, 2003 ...............               $  5,390
 Estimated Amortization Expense:
 For the year ending December 28,
   2003 .........................                 21,460
 For the year ending December 26,
   2004 .........................                 21,460
 For the year ending December 25,
   2005 .........................                 21,060
 For the year ending December 31,
   2006 .........................                 21,060


    GOODWILL

    The changes in the carrying amount of goodwill for the three months ended March 30, 2003 are as follows:

                                                     CHASSIS    DRIVELINE       ENGINE        TOTAL
                                                     -------    ---------      --------      --------
 Balance as of December 29, 2002 ................    $66,590     $361,470      $124,040      $552,100
 Impact from foreign currency and other .........         90        2,260        (4,290)       (1,940)
                                                     -------     --------      --------      --------
 Balance as of March 30, 2003 ...................    $66,680     $363,730      $119,750      $550,160
                                                     =======     ========      ========      ========


6.  DISPOSITION OF BUSINESS

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

                             METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

    As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. Going forward, the Company will account for its retained interest in TriMas under the equity method of accounting.

    As a result of acquisitions performed by TriMas in 2003, Metaldyne's ownership interest in TriMas decreased from approximately 34% to approximately 31% as of March 30, 2003.


7.  RESTRUCTURING ACTIONS

    In 2001, the Company began to implement plans to integrate the three legacy companies into the Company's new vision, align the business units under the Company's new operating structure and leadership team, and reformulate a cost structure to be more competitive in the marketplace. To facilitate these initiatives, the Company terminated 292 employees and closed unprofitable businesses and plants. The majority of these actions were completed in 2001 and 2002, but some are ongoing as of March 30, 2003. All employees have been terminated under this integration action. The amounts reflected below represent total estimated cash payments, of which $0.7 million and $1.9 million are recorded in "other long-term liabilities" in the Company's consolidated balance sheet at March 30, 2003 and December 29, 2002, respectively. The majority of the restructuring charges will be paid by the end of the 2003 fiscal year

    The following table provides a rollforward of the restructuring accrual related to the above restructuring actions as of March 30, 2003. Adjustments to previously recognized acquisition related severance and exit costs were reversed to goodwill.

                                 (IN THOUSANDS)
                               ACQUISITION RELATED

                                                                              2002           2003
                                                                          ------------   ------------
                                                                           ADDITIONAL     ADDITIONAL
                                                             EXIT AND       SEVERANCE      SEVERANCE
                                             SEVERANCE     INTEGRATION      AND OTHER      AND OTHER
                                               COSTS          COSTS        EXIT COSTS     EXIT COSTS       TOTAL
                                            -----------   -------------   ------------   ------------   ----------
    Balance at December 29, 2002 .........   $  9,480         $ 530          $ 1,640        $   --       $ 11,650
    Cash payments ........................     (5,170)          (40)              --          (540)        (5,750)
    Charges to expense ...................         --            --               --         1,530          1,530
                                             --------         -----          -------        ------       --------
    Balance at March 30, 2003 ............   $  4,310         $ 490          $ 1,640        $  990       $  7,430
                                             ========         =====          =======        ======       ========

    In June 2002, the Company announced the reorganization of its Engine Group's European operations, to streamline the engineering, manufacturing and reporting structure of its European operations. This restructuring included the closure of a manufacturing facility in Halifax, England and termination of approximately 25 employees. In addition, the Company closed a small manufacturing location in Memphis, Tennessee and restructured management within its North American engine operations, resulting in the termination of 12 employees. In the first quarter of 2003, the Company recorded additional restructuring charges, resulting in the termination of an additional 8 employees and the completion of the European operations' reorganization.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  ACCOUNTS RECEIVABLE SECURITIZATION

    The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.7 million for the three months ended March 30, 2003 and March 31, 2002, and is included in "other expense, net" in the Company's consolidated statement of operations. At March 30, 2003, the Company's funding under the facility was $29 million with an additional $64 million available but not utilized. The discount rate at March 30, 2003 was 2.31% compared to 2.48% at December 29, 2002. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005.


9.  INVENTORIES

    Inventories by component are as follows:

                                        (IN THOUSANDS)
                               MARCH 30, 2003   DECEMBER 29, 2002
                               --------------   -----------------
    Finished goods ..........      $22,830           $25,720
    Work in process .........       30,610            26,230
    Raw materials ...........       26,530            24,870
                                   -------           -------
                                   $79,970           $76,820
                                   =======           =======


10. DERIVATIVE FINANCIAL INSTRUMENTS

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

    In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a three month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three-month LIBOR interest rate of 7% with a total notional amount of $333 million. The two interest rate collars and two of the interest rate caps totaling $200 million were redesignated to the Company's new term note in June 2002. The remaining two interest rate caps totaling $133 million no longer qualify for hedge accounting. Therefore, any unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002.

    Under these agreements, the Company recognized additional interest expense of $1.5 million during the three months ended March 30, 2003. The Company expects to reclassify a portion of the $0.5 million currently included in other comprehensive income into earnings as quarterly interest payments are made.

                              METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  COMPREHENSIVE INCOME

     The Company's total comprehensive loss for the period was as follows:

                                                                    (IN THOUSANDS)
                                                                  THREE MONTHS ENDED
                                                            -------------------------------
                                                            MARCH 30, 2003   MARCH 31, 2002
                                                            --------------   --------------
       Income (loss) before cumulative effect of change in
        accounting principle .............................     $ (9,370)       $   5,860
       Cumulative effect of change in recognition and
        measurement of goodwill impairment ...............           --          (36,630)
                                                               --------        ---------
       Net loss ..........................................       (9,370)         (30,770)
       Other comprehensive income (loss):
        Foreign currency translation adjustment and other
          miscellaneous ..................................        3,690           (7,970)
        Interest rate agreements .........................          300            1,650
                                                               --------        ---------
        Total other comprehensive income (loss) ..........        3,990           (6,320)
                                                               --------        ---------
       Total comprehensive loss ..........................     $ (5,380)       $ (37,090)
                                                               ========        =========


12. COMMITMENTS AND CONTINGENCIES

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

    The Company has established Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as an indicator of our operating performance and as a measure of our cash generating capabilities. The Company defines Adjusted EBITDA as operating profit plus depreciation and amortization plus legacy stock award expense (contractual obligation from November 2000 acquisition, which will runoff completely by
    2003).

    In the second quarter of 2002, the Company modified its organizational structure. As a result, the Company is now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, the Company has restated sales for all prior periods to reflect this change. Adjusted EBITDA is presented using the Company's modified segment structure beginning in 2002. In addition, in 2003 the Company moved one of its European operations that had historically been part of the Chassis segment to the Engine segment. Both periods have been adjusted to reflect this change.

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

                             METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

    Segment activity for the three months ended March 30, 2003 and March 31, 2002 is as follows:

                                                                       (IN THOUSANDS)
                                                                     THREE MONTHS ENDED
                                                              ---------------------------------
                                                              MARCH 30, 2003     MARCH 31, 2002
                                                              --------------     --------------
   SALES
   Automotive Group
     Chassis ..............................................      $  32,500          $  36,880
     Driveline ............................................        200,650            203,330
     Engine ...............................................        148,170            128,720
                                                                 ---------          ---------
      Automotive Group ....................................        381,320            368,930

   TriMas Group ...........................................             --            190,940
                                                                 ---------          ---------
      Total Sales .........................................      $ 381,320          $ 559,870
                                                                 =========          =========
   ADJUSTED EBITDA
   Automotive Group
     Chassis ..............................................      $   1,760          $   3,280
     Driveline ............................................         18,890             23,210
     Engine ...............................................         20,840             18,330
                                                                 ---------          ---------
      Automotive Operating ................................         41,490          $  44,820
   Automotive/centralized resources ("Corporate") .........         (5,150)            (4,880)
                                                                 ---------          ---------
      Automotive Group ....................................         36,340             39,940
   TriMas Group ...........................................             --             36,180
                                                                 ---------          ---------
   Total Adjusted EBITDA ..................................         36,340             76,120
   Depreciation & amortization ............................        (25,090)           (33,380)
   Legacy stock award expense .............................           (900)            (2,080)
                                                                 ---------          ---------
   Operating profit .......................................      $  10,350          $  40,660
                                                                 =========          =========


14. NEW ACCOUNTING PRONOUNCEMENTS

    On December 30, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 are classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of the Company's adoption of SFAS No. 145, the $43.4 million (net of taxes of $25.5 million) extraordinary loss on early extinguishment of debt recorded for the year ended December 29, 2002 will be reclassified to income from continuing operations.

                             METALDYNE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    On December 30, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. Accordingly, all costs associated with exit or disposal activities will be recognized when they are incurred effective with the Company's 2003 fiscal year. This Statement did not have a material effect on the Company's financial condition or results of operations.

    On December 30, 2002, the Company also adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. FIN No. 45 did not have any impact on the Company's financial condition, results of operations or required disclosures.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The Company is currently reviewing certain potential variable interest entities, which are lessors under some of the Company's operating lease agreements, as well as the Company's accounts receivable securitization facility to determine the impact of FIN No. 46. The Company has not yet determined the impact that this Interpretation will have on the Company's financial position or results of operations. It is possible this pronouncement could require us to consolidate any variable interest entities for which we are the primary beneficiary.


15. SUBSEQUENT EVENTS

    On April 2, 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company at $20 per share, the same price as it was valued on June 6, 2002. This sale decreased Metaldyne's ownership percentage in TriMas from approximately 31% to approximately 27%.


16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF GUARANTORS OF
    SENIOR SUBORDINATED NOTES

    The following condensed consolidating financial information presents:

    Condensed consolidating financial statements as of March 30, 2003 and December 29, 2002, and for the three months ended March 30, 2003 and March 31, 2002 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

    Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

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

                              METALDYNE CORPORATION

                             GUARANTOR/NON-GUARANTOR
              CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 30, 2003

                                                                                                               (IN THOUSANDS)
                                                        PARENT       GUARANTOR    NON-GUARANTOR   ELIMINATIONS  CONSOLIDATED
                                                     ------------  ------------- --------------- -------------- ------------
ASSETS
Current assets:
 Cash and cash investments .........................  $       --    $       --       $     --      $       --    $       --
 Receivables, net:
  Trade, net of allowance for doubtful
  accounts .........................................          --            --        149,050              --       149,050
  Affiliates .......................................          --        22,710             --              --        22,710
  Other ............................................          --         4,660          5,360              --        10,020
                                                      ----------    ----------       --------      ----------    ----------
   Total receivables, net ..........................          --        27,370        154,410              --       181,780
 Inventories .......................................          --        59,110         20,860              --        79,970
 Deferred and refundable income taxes ..............          --         4,740            900              --         5,640
 Prepaid expenses and other assets .................          --        28,710          6,030              --        34,740
                                                      ----------    ----------       --------      ----------    ----------
  Total current assets .............................          --       119,930        182,200              --       302,130
 Equity and other investments in affiliates ........     168,670            --             --              --       168,670
 Property and equipment, net .......................          --       490,140        205,600              --       695,740
 Excess of cost over net assets of acquired
  companies ........................................          --       428,820        121,340              --       550,160
 Investment in subsidiaries ........................     487,160       234,040             --        (721,200)           --
 Intangible and other assets .......................          --       261,220         20,050              --       281,270
                                                      ----------    ----------       --------      ----------    ----------
   Total assets ....................................  $  655,830    $1,534,150       $529,190      $ (721,200)   $1,997,970
                                                      ==========    ==========       ========      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..................................  $       --    $  149,180       $ 36,810      $       --    $  185,990
 Accrued liabilities ...............................          --        70,330         27,060              --        97,390
 Current maturities, long-term debt ................          --        97,320          3,390              --       100,710
                                                      ----------    ----------       --------      ----------    ----------
  Total current liabilities ........................          --       316,830         67,260              --       384,090
 Long-term debt ....................................     250,000       408,170         10,950              --       669,120
 Deferred income taxes .............................          --       128,730         20,960              --       149,690
 Long-term liabilities .............................          --       132,990          6,250              --       139,240
 Intercompany accounts, net ........................    (250,000)       60,270        189,730              --            --
                                                      ----------    ----------       --------      ----------    ----------
  Total liabilities ................................          --     1,046,990        295,150              --     1,342,140
                                                      ==========    ==========       ========      ==========    ==========
 Redeemable preferred stock ........................      66,780            --             --              --        66,780
 Redeemable restricted common stock ................      16,950            --             --              --        16,950
 Less: Restricted stock awards .....................      (2,060)           --             --              --        (2,060)
                                                      ----------    ----------       --------      ----------    ----------
  Total redeemable stock ...........................      81,670            --             --              --        81,670
                                                      ==========    ==========       ========      ==========    ==========
 Shareholders' equity:
 Preferred stock ...................................          --            --             --              --            --
 Common stock ......................................      42,730            --             --              --        42,730
 Paid-in capital ...................................     686,130            --             --              --       686,130
 Accumulated deficit ...............................    (158,690)           --             --              --      (158,690)
 Accumulated other comprehensive income (loss) .....       3,990            --             --              --         3,990
 Investment by Parent/Guarantor ....................          --       487,160        234,040        (721,200)           --
                                                      ----------    ----------       --------      ----------    ----------
  Total shareholders' equity .......................     574,160       487,160        234,040        (721,200)      574,160
                                                      ==========    ==========       ========      ==========    ==========
  Total liabilities, redeemable stock and
   shareholders' equity ............................  $  655,830    $1,534,150       $529,190      $ (721,200)   $1,997,970
                                                      ==========    ==========       ========      ==========    ==========

                              METALDYNE CORPORATION

                             GUARANTOR/NON-GUARANTOR
            CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 29, 2002

                                                                                                                (IN THOUSANDS)
                                                         PARENT       GUARANTOR    NON-GUARANTOR   ELIMINATIONS  CONSOLIDATED
                                                      ------------  ------------- --------------- -------------- ------------
ASSETS
Current assets:
 Cash and cash investments ..........................  $       --    $   14,610       $  4,520      $       --    $   19,130
 Receivables, net:
  Trade, net of allowance for doubtful accounts .....          --            --        147,670              --       147,670
  Affiliates ........................................          --        27,820             --              --        27,820
                                                       ----------    ----------       --------      ----------    ----------
  Other .............................................          --         5,790          5,590              --        11,380
   Total receivables, net ...........................          --        33,610        153,260              --       186,870
 Inventories ........................................          --        55,700         21,120              --        76,820
 Deferred and refundable income taxes ...............          --        22,620            930              --        23,550
 Prepaid expenses and other assets ..................          --        23,620          5,520              --        29,140
                                                       ----------    ----------       --------      ----------    ----------
   Total current assets .............................          --       150,160        185,350              --       335,510
 Equity and other investments in affiliates .........     147,710            --             --              --       147,710
 Property and equipment, net ........................          --       496,670        200,840              --       697,510
 Excess of cost over net assets of acquired
  companies .........................................          --       355,560        196,540              --       552,100
 Investment in subsidiaries .........................     517,900       234,980             --        (752,880)           --
 Intangible and other assets ........................          --       284,320          1,900              --       286,220
                                                       ----------    ----------       --------      ----------    ----------
   Total assets .....................................  $  665,610    $1,521,690       $584,630      $ (752,880)   $2,019,050
                                                       ==========    ==========       ========      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...................................  $       --    $  133,920       $ 52,520      $       --    $  186,440
 Accrued liabilities ................................          --        78,980         29,350              --       108,330
 Current maturities, long-term debt .................          --        95,030          4,870              --        99,900
                                                       ----------    ----------       --------      ----------    ----------
  Total current liabilities .........................          --       307,930         86,740              --       394,670
 Long-term debt .....................................     250,000       409,190          9,770              --       668,960
 Deferred income taxes ..............................          --       126,520         19,990              --       146,510
 Long-term liabilities ..............................          --       137,810          5,490              --       143,300
 Intercompany accounts, net .........................    (250,000)       22,340        227,660              --            --
                                                       ----------    ----------       --------      ----------    ----------
  Total liabilities .................................          --     1,003,790        349,650              --     1,353,440
                                                       ==========    ==========       ========      ==========    ==========
 Redeemable preferred stock .........................      64,510            --             --              --        64,510
 Redeemable restricted common stock .................      23,790            --             --              --        23,790
 Less: Restricted stock awards ......................      (3,120)           --             --              --        (3,120)
                                                       ----------    ----------       --------      ----------    ----------
  Total redeemable stock ............................      85,180            --             --              --        85,180
                                                       ==========    ==========       ========      ==========    ==========
 Shareholders' equity:
 Preferred stock ....................................          --            --             --              --            --
 Common stock .......................................      42,650            --             --              --        42,650
 Paid-in capital ....................................     684,870            --             --              --       684,870
 Accumulated deficit ................................    (147,100)           --             --              --      (147,100)
 Accumulated other comprehensive income (loss) ......          10            --             --              --            10
 Investment by Parent/Guarantor .....................          --       517,900        234,980        (752,880)           --
                                                       ----------    ----------       --------      ----------    ----------
  Total shareholders' equity ........................     580,430       517,900        234,980        (752,880)      580,430
                                                       ==========    ==========       ========      ==========    ==========
  Total liabilities, redeemable stock and
   shareholders' equity .............................  $  665,610    $1,521,690       $584,630      $ (752,880)   $2,019,050
                                                       ==========    ==========       ========      ==========    ==========

                              METALDYNE CORPORATION

                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 30, 2003

                                                                                                               (IN THOUSANDS)
                                                        PARENT       GUARANTOR    NON-GUARANTOR   ELIMINATIONS  CONSOLIDATED
                                                     ------------  ------------- --------------  -------------- ------------
Net sales ..........................................   $      --    $  295,710      $  85,610        $   --      $  381,320
Cost of sales ......................................          --      (271,790)       (68,010)           --        (339,800)
                                                       ---------    ----------      ---------        ------      ----------
Gross profit .......................................          --        23,920         17,600            --          41,520
Selling, general and administrative expenses .......          --       (25,100)        (3,640)           --         (28,740)
Restructuring charges ..............................          --            --         (1,530)           --          (1,530)
Legacy restricted stock award expense ..............          --          (720)          (180)           --            (900)
                                                       ---------    ----------      ---------        ------      ----------
Operating profit ...................................          --        (1,900)        12,250            --          10,350
Other income (expense), net:
Interest expense ...................................          --       (17,430)          (450)           --         (17,880)
Equity and other income (loss) from affiliates .....      (2,630)           --             --            --          (2,630)
Other, net .........................................          --          (860)          (600)           --          (1,460)
                                                       ---------    ----------      ---------        ------      ----------
Other income (expense), net ........................      (2,630)      (18,290)        (1,050)           --         (21,970)
                                                       ---------    ----------      ---------        ------      ----------
Income (loss) before income taxes ..................      (2,630)      (20,190)        11,200            --         (11,620)
Income taxes (credit) ..............................          --        (7,380)         5,130            --          (2,250)
Equity in net income of subsidiaries ...............      (6,740)        6,910             --          (170)             --
                                                       ---------    ----------      ---------        ------      ----------
Net income (loss) ..................................   $  (9,370)   $   (5,900)     $   6,070        $ (170)     $   (9,370)
Preferred stock dividends ..........................       2,220            --             --            --           2,220
                                                       ---------    ----------      ---------        ------      ----------
Earnings (loss) attributable to common stock .......   $ (11,590)   $   (5,900)     $   6,070        $ (170)     $  (11,590)
                                                       =========    ==========      =========        ======      ==========

                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                                                                   (IN THOUSANDS)
                                                            PARENT       GUARANTOR    NON-GUARANTOR   ELIMINATIONS  CONSOLIDATED
                                                          -----------  ------------- --------------  -------------- ------------
Net sales ...............................................  $      --    $  302,270     $  257,770        $ (170)     $  559,870
Cost of sales ...........................................         --      (272,030)      (185,190)          170        (457,050)
                                                           ---------    ----------     ----------        ------      ----------
Gross profit ............................................         --        30,240         72,580            --         102,820
Selling, general and administrative expenses ............         --       (20,450)       (39,630)           --         (60,080)
Legacy restricted stock award expense ...................         --        (2,080)            --            --          (2,080)
                                                           ---------    ----------     ----------        ------      ----------
Operating profit ........................................         --         7,710         32,950            --          40,660
Other income (expense), net:
Interest expense ........................................         --       (27,740)          (380)           --         (28,120)
Equity and other income (loss) from affiliates ..........       (450)           --             --            --            (450)
Other, net ..............................................         --        (3,800)         1,080            --          (2,720)
                                                           ---------    ----------     ----------        ------      ----------
Other income (expense), net .............................       (450)      (31,540)           700            --         (31,290)
                                                           ---------    ----------     ----------        ------      ----------
Income (loss) before income taxes and cumulative
 effect of a change in accounting principle .............       (450)      (23,830)        33,650            --           9,370
Income taxes (credit) ...................................         --        (9,360)        12,870            --           3,510
                                                           ---------    ----------     ----------        ------      ----------
Income (loss) before cumulative effect of a change in
 accounting principle ...................................       (450)      (14,470)        20,780            --           5,860
Cumulative effect of a change in recognition and
 measurement of goodwill impairment .....................         --       (36,630)            --            --         (36,630)
Equity in net income of subsidiaries ....................    (30,320)       21,230             --         9,090              --
                                                           ---------    ----------     ----------        ------      ----------
Net income (loss) .......................................  $ (30,770)   $  (29,870)    $   20,780        $9,090      $  (30,770)
Preferred stock dividends ...............................      1,710            --             --            --           1,710
                                                           ---------    ----------     ----------        ------      ----------
Earnings (loss) attributable to common stock ............  $ (32,480)   $  (29,870)    $   20,780        $9,090      $  (32,480)
                                                           =========    ==========     ==========        ======      ==========

                              METALDYNE CORPORATION

                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 30, 2003

                                                                                                                  (IN THOUSANDS)
                                                             PARENT    GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                            -------- ------------- --------------- -------------- -------------
Cash flows from operating activities:
Net cash provided by (used for) operating activities ......  $  --    $   48,650      $ (32,210)         $--       $   16,440
                                                             -----    ----------      ---------          ---       ----------
Cash flows from investing activities:
Capital expenditures ......................................     --       (18,010)        (5,250)          --          (23,260)
Proceeds from sale/leaseback of fixed assets ..............     --         8,460             --                         8,460
Investment in joint venture ...............................     --       (20,000)            --                       (20,000)
                                                             -----    ----------      ---------          ---       ----------
Net cash provided by (used for) investing activities ......     --       (29,550)        (5,250)          --          (34,800)
                                                             -----    ----------      ---------          ---       ----------
Cash flows from financing activities:
Principal payments on borrowing of term loan
 facilities ...............................................     --          (500)            --           --             (500)
Proceeds from borrowings of revolving credit facility .....     --       145,000             --           --          145,000
Principal payments on borrowings of revolving credit
 facility .................................................     --      (145,000)            --           --         (145,000)
Proceeds from borrowing of other debt .....................     --           930          1,090           --            2,020
Principal payments on borrowing of other debt .............     --          (880)        (1,410)          --           (2,290)
Change in intercompany accounts ...........................     --       (33,260)        33,260           --               --
                                                             -----    ----------      ---------          ---       ----------
Net cash provided by (used for) financing activities ......     --       (33,710)        32,940           --             (770)
                                                             -----    ----------      ---------          ---       ----------
Net increase (decrease) in cash ...........................     --       (14,610)        (4,520)          --          (19,130)
Cash and cash equivalents, beginning of period ............     --        14,610          4,520           --           19,130
                                                             -----    ----------      ---------          ---       ----------
Cash and cash equivalents, end of period ..................  $  --    $       --      $      --          $--       $       --
                                                             =====    ==========      =========          ===       ==========

                             GUARANTOR/NON-GUARANTOR
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                                                              (IN THOUSANDS)
                                                         PARENT    GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                        -------- ------------- --------------- -------------- -------------
Cash flows from operating activities:
Net cash provided by (used for) operating activities ..  $  --    $   23,430      $   8,400          $--       $   31,830
                                                         -----    ----------      ---------          ---       ----------
Cash flows from investing activities:
Capital expenditures ..................................     --       (10,940)       (16,340)          --          (27,280)
Proceeds from sale/leaseback of fixed assets ..........     --        33,370             --           --           33,370
Other, net ............................................     --          (940)        (1,450)          --           (2,390)
                                                         -----    ----------      ---------          ---       ----------
Net cash provided by (used for) investing activities ..     --        21,490        (17,790)          --            3,700
                                                         -----    ----------      ---------          ---       ----------
Cash flows from financing activities:
Principal payments on borrowing of term loan
 facilities ...........................................     --       (20,150)       (13,220)          --          (33,370)
Proceeds from borrowings of revolving credit facility .     --       158,400             --           --          158,400
Principal payments on borrowings of revolving credit
 facility .............................................     --      (158,400)            --           --         (158,400)
Principal payments on borrowing of other debt .........     --          (260)          (780)          --           (1,040)
Change in intercompany accounts .......................     --       (20,390)        20,390           --               --
Other, net ............................................     --           350             --           --              350
                                                         -----    ----------      ---------          ---       ----------
Net cash provided by (used for) financing activities ..     --       (40,450)         6,390           --          (34,060)
                                                         -----    ----------      ---------          ---       ----------
Net increase (decrease) in cash .......................     --         4,470         (3,000)          --            1,470
Cash and cash equivalents, beginning of period ........     --            --             --           --               --
                                                         -----    ----------      ---------          ---       ----------
Cash and cash equivalents, end of period ..............  $  --    $    4,470      $  (3,000)         $--       $    1,470
                                                         =====    ==========      =========          ===       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to net income and other financial measures, the Company uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as an indicator of our operating performance and as a measure of our cash generating capabilities. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. The Company defines Adjusted EBITDA as operating profit plus depreciation and amortization plus legacy stock award expense (representing contractual obligations from the November 2000 acquisition, which will runoff completely in
2003).

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


RESULTS OF OPERATIONS


QUARTER ENDED MARCH 30, 2003 VERSUS MARCH 31, 2002

                                                                   THREE MONTHS ENDED
                                                            ---------------------------------
                                                            MARCH 30, 2003     MARCH 31, 2002
                                                            --------------     --------------
                                                                     (IN THOUSANDS)
SALES
-----
Automotive Group
 Chassis ...............................................      $  32,500          $  36,880
 Driveline .............................................        200,650            203,330
 Engine ................................................        148,170            128,720
                                                              ---------          ---------
   Automotive Group ....................................        381,320            368,930
TriMas Group (1) .......................................             --            190,940
                                                              ---------          ---------
   Total Company .......................................      $ 381,320          $ 559,870
                                                              =========          =========
ADJUSTED EBITDA AND OPERATING PROFIT (2)
----------------------------------------
Automotive Group
 Chassis ...............................................      $   1,760          $   3,280
 Driveline .............................................         18,890             23,210
 Engine ................................................         20,840             18,330
                                                              ---------          ---------
   Automotive Operating Adjusted EBITDA ................         41,490             44,820
Automotive/centralized resources ("Corporate") .........         (5,150)            (4,880)
                                                              ---------          ---------
Automotive Group
 Adjusted EBITDA .......................................         36,340             39,940
 Depreciation and amortization .........................        (25,090)           (23,450)
 Legacy stock award expense ............................           (900)            (1,700)
                                                              ---------          ---------
   Automotive Group operating profit ...................         10,350             14,790
TriMas Group
 Adjusted EBITDA (1) ...................................             --             36,180
 Depreciation and amortization (1) .....................             --             (9,930)
 Legacy stock award expense (1) ........................             --               (380)
                                                              ---------          ---------
   Total Company operating profit ......................      $  10,350          $  40,660
                                                              =========          =========
   Total Company Adjusted EBITDA .......................      $  36,340          $  76,120
                                                              =========          =========

                                                                         THREE MONTHS ENDED
                                                                 ----------------------------------
                                                                  MARCH 30, 2003     MARCH 31, 2002
                                                                 ----------------   ---------------
                                                                           (IN THOUSANDS)
OTHER INCOME AND EXPENSE AND NET LOSS
-------------------------------------
Other expense, net:
   Interest expense ..........................................      $ (17,880)         $ (28,120)
   Equity loss from affiliates, net ..........................         (2,630)              (450)
   Other, net ................................................         (1,460)            (2,720)
                                                                    ---------          ---------
    Other expense, net .......................................        (21,970)           (31,290)
                                                                    ---------          ---------
Income (loss) before income taxes and cumulative effect of
 change in accounting principle ..............................        (11,620)             9,370
Income taxes (credit) ........................................         (2,250)             3,510
                                                                    ---------          ---------
Income (loss) before cumulative effect of change in accounting
 principle ...................................................         (9,370)             5,860
Cumulative effect of change in recognition and measurement of
 goodwill impairment .........................................             --            (36,630)
                                                                    ---------          ---------
Net loss .....................................................      $  (9,370)         $ (30,770)
                                                                    =========          =========

----------
(1) TriMas Group is included in our financial results through June 6, 2002, the date of our divestiture of control.

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

                                                                  THREE MONTHS ENDED
                                                           ---------------------------------
                                                           MARCH 30, 2003     MARCH 31, 2002
                                                           --------------     --------------
                                                                     (IN THOUSANDS)
 RECONCILIATION OF OPERATING PROFIT TO ADJUSTED EBITDA
 -----------------------------------------------------
AUTOMOTIVE GROUP
 CHASSIS
 Operating profit .....................................       $    310          $  1,370
 Depreciation and amortization ........................          1,450             1,910
                                                              --------          --------
 Adjusted EBITDA ......................................          1,760             3,280

 DRIVELINE
 Operating profit .....................................          6,300            12,670
 Depreciation and amortization ........................         12,590            10,540
                                                              --------          --------
 Adjusted EBITDA ......................................         18,890            23,210

 ENGINE
 Operating profit .....................................         11,700             8,850
 Depreciation and amortization ........................          9,140             9,480
                                                              --------          --------
 Adjusted EBITDA ......................................         20,840            18,330

 AUTOMOTIVE
 Operating profit .....................................         18,310            22,890
 Depreciation and amortization ........................         23,180            21,930
                                                              --------          --------
 Adjusted EBITDA ......................................         41,490            44,820

 AUTOMOTIVE/CENTRALIZED RESOURCES ("CORPORATE")
 Operating loss .......................................         (7,960)           (8,100)
 Depreciation and amortization ........................          1,910             1,520
 Legacy stock award expense ...........................            900             1,700
                                                              --------          --------
 Adjusted EBITDA ......................................         (5,150)           (4,880)

TOTAL AUTOMOTIVE GROUP
 Operating profit .....................................         10,350            14,790
 Depreciation and amortization ........................         25,090            23,450
 Legacy stock award expense ...........................            900             1,700
                                                              --------          --------
 Adjusted EBITDA ......................................         36,340            39,940

TRIMAS GROUP
 Operating profit .....................................             --            25,870
 Depreciation and amortization ........................             --             9,930
 Legacy stock award expense ...........................             --               380
                                                              --------          --------
 Adjusted EBITDA ......................................             --            36,180

TOTAL COMPANY
 Operating profit .....................................         10,350            40,660
 Depreciation and amortization ........................         25,090            33,380
 Legacy stock award expense ...........................            900             2,080
                                                              --------          --------
 Adjusted EBITDA ......................................       $ 36,340          $ 76,120
                                                              ========          ========

Due to the divestiture of our TriMas subsidiary in June 2002, the consolidated results for the first three months of 2003 and 2002 are not comparable. For purposes of the following discussion, TriMas results are excluded, where applicable and quantifiable, and discuss the performance of our Automotive Group operations on a comparable basis between periods.

Our Automotive Group sales for the first quarter of 2003 were $381.3 million, an increase of approximately $12.4 million or 3.4% versus the comparable period of 2002. The primary drivers of this increase were new business launches in the Engine segment and an $11.0 million increase related to the relative strength of the euro versus the dollar in the first quarter of 2003 compared to the first quarter of 2002. Offsetting this increase was an approximate 1.0% and 5.6% decline in North American production of our two largest customers, combined with a 2.2% decline in our customers' European vehicle production. Additionally, 2003 sales were negatively impacted by obsolescence of a specific product and the related closure of a manufacturing facility in the Chassis segment, customer pricing concessions and the loss of certain customer contracts in our Driveline segment.

Gross profit was $41.5 million in the first quarter of 2003 versus $102.8 million in the comparable period in 2002. Excluding our former TriMas subsidiary, gross profit was $41.5 million or 10.9% of net sales in the first quarter of 2003 versus an approximate $45.8 million or 12.4% of net sales for the first quarter of 2002. The $4.3 million decrease is the net combination of several offsetting factors, but primarily represents price increases for our steel and aluminum purchases offset by currency exchange gains and slightly higher production volumes. Also impacting gross profit during the quarter was an incremental $1.5 million in depreciation expense, $1.0 million in expense related to leases completed in the last year to finance capital expenditures supporting the Company's large volume of future business, and approximately $2.0 million of operational issues in our Driveline segment related to a launch of a new product and unexpected maintenance on certain high volume production machines.

Selling, general and administrative expenses were $28.7 million for the first quarter of 2003 versus $60.1 million in the comparable period in 2002. Excluding TriMas from the first quarter 2002 numbers, selling, general and administrative charges approximated $28.7 million in the first quarter of 2003, or 7.5% of Automotive Group sales, versus an approximate $29.3 million in the first quarter of 2002, or 8.0% of Automotive Group sales. The net decrease in selling, general and administrative expenses is primarily related to net cost saving initiatives such as the Engine segment restructuring and the movement towards shared/centralized services.

Operating profit for the Automotive Group decreased to $10.4 million, or 2.7% of sales, in the first quarter of 2003 versus $14.8 million, or 4.0% of sales, in the first quarter of 2002. In addition to the above discussion, the Engine segment's restructuring expense of $1.5 million negatively impacted 2003 results.

Adjusted EBITDA for the Automotive Group decreased from $39.9 million in the first quarter of 2002 to $36.3 million in the first quarter of 2003. The Engine segment's restructuring of $1.5 million, incremental lease expense of $1.0 million, and the approximate $2.0 million in operational issues in our Driveline segment explained above were the primary contributors to the decline. Other factors such as cost increases for steel and aluminum and price concessions to customers were mostly offset by currency exchange gains, slightly higher production, and reductions in our selling, general and administrative expenses.

Interest expense was approximately $17.9 million for the first quarter of 2003 versus $28.1 million for the comparable period in 2002. This decrease is primarily due to a reduction in interest resulting from a lower average debt balance for the comparable quarters in 2003 and 2002, an approximate 1% reduction in average LIBOR for the comparable periods in 2003 and 2002, and a smaller applicable spread over LIBOR (from 4.5% to 2.75%) on our senior bank credit facility versus the prior year. See "Liquidity and Capital Resources" section below for additional discussion of the reduction in debt levels from fiscal 2002.

Equity loss from affiliates was approximately $2.6 million for the first quarter of 2003 versus $0.5 million for the comparable period in 2002. This decrease reflects a loss of approximately $2.6 million recorded for our former TriMas subsidiary for the quarter ended March 30, 2003.

Other, net was approximately $1.5 million in the first quarter of 2003 versus $2.7 million in the comparable period of 2002. This is the result of a decrease in debt fee amortization due to our debt refinancing in 2002 and a decrease in accounts receivable securitization financing fees due to decreased usage of our securitization facility in the first quarter of 2003 compared with the same period of 2002.

The provision for income taxes for the first quarter of 2003 was a benefit of $2.3 million as compared with an expense of $3.5 million for the same period of 2002. The provision for both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income taxes payable, even though the Company incurred a loss for U.S. tax purposes.

Net loss before cumulative effect of change in accounting principle was approximately $9.4 million for the first quarter of 2003 compared with a net income of approximately $5.9 million for the same period of 2002, or a $15.3 million decrease. This decrease is primarily due to the factors discussed above.

A non-cash, after-tax charge of $36.6 million was taken as of January 1, 2002 resulting from our transitional impairment test required to measure the amount of any goodwill impairment of our former TriMas subsidiary, as required by SFAS No. 142, "Goodwill and Other Intangible Assets." Consistent with the requirements of SFAS No. 142, we recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.


SEGMENT INFORMATION

Sales for our Chassis segment decreased 11.9% in the first quarter of 2003 versus the comparable period of 2002, primarily driven by the closure in June 2002 of one of its manufacturing facilities which resulted in a $4 million decrease in sales quarter over quarter. Excluding the effect of this closed facility, the Chassis segment's revenue remained consistent quarter over quarter. Operating profit for the Chassis segment declined from $1.4 million in the first quarter of 2002 to $0.3 million for the same period in 2003, while Adjusted EBITDA declined from $3.3 million to $1.8 million for the same period. The vast majority of the decrease related to the closure of the manufacturing facility. Additionally, incremental lease expense of $0.2 million negatively impacted performance in 2003 relative to 2002.

Our Engine segment revenue increased approximately 15.1% over the prior year due principally to new product launches. Adjusting for the impact of currency fluctuations, the Engine segment's revenues increased by approximately 11.9% over the same period in 2002. Operating profit for the segment increased from $8.9 million in the first quarter of 2002 to $11.7 million for the same period in 2003, while Adjusted EBITDA increased from $18.3 million to $20.8 million for the same period. The increase is primarily attributable to the increase in sales but is offset by the $1.5 million charge related to the completion of its restructuring actions initiated in mid-2002 and approximately $0.4 million of incremental leasing expense.

Our Driveline segment revenue decreased 1.3% versus the comparable period of 2002, or approximately 4.8% after adjusting for currency fluctuations. In addition to the decrease in North American vehicle build for our largest two customers, the loss of certain customer contracts and continued pricing pressure from our core North American customer base contributed to the decline. The Driveline segment is rapidly working to replace these sales and has received contracts beginning in 2003 that are expected to help mitigate the effect of the lost business. Operating profit for the segment decreased from $12.7 million in the first quarter of 2002 to $6.3 million in the first quarter of 2003, while Adjusted EBITDA decreased from $23.2 million to $18.9 million in the first quarter of 2002 and 2003, respectively. In addition to volume declines, the primary drivers of this decrease relate to material price increases for steel and aluminum combined with price concessions to customers outweighing the manufacturing cost reductions and efficiencies we were able to achieve during the quarter. Historically, price concessions to customers have been offset by advancements in engineering or manufacturing processes that allow us to take costs out of the system and pass them along to customers. However, in 2003 the impact of the Section 201 steel tariffs and increases in our cost to procure aluminum negatively impacted this historical relationship and negatively impacted our 2003 performance. Further impacting our Driveline segment were several operational issues experienced during the quarter ended March 30, 2003, including difficulty in launching two new products, unexpected maintenance issues in one of its high volume manufacturing facilities and the consolidation of two of its manufacturing facilities. These issues were mostly resolved by the quarter ended March 30, 2003, but negatively affected the quarterly results by approximately $2 million.

Automotive/centralized resources ("Corporate") operating loss was $8.0 million in the first quarter of 2003 versus $8.1 million for the comparable period in 2002, while Adjusted EBITDA was $(5.2) million and $(4.9) million for the first quarter of 2003 and 2002, respectively. The decrease in Adjusted EBITDA is primarily attributed to the write-off of $0.4 million of costs associated with the termination of the VCST acquisition occurring in the first quarter of 2003. We are beginning to realize the benefits of our shared services initiatives to centralize standard processes and reduce redundant costs throughout our Company (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc.). The majority of shared services initiatives were completed in the fourth quarter of 2002, and as a result, we have started to see a decrease in selling, general and administrative costs in the Automotive segments in 2003.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity. We had $93 million and $64 million of undrawn commitments under our revolving credit facility and accounts receivable securitization facility, respectively. Thus, total available liquidity exceeded $157 million as of March 30, 2003. The undrawn commitment level on the working capital revolver was reduced to $50.0 million on March 31, 2003 due to increased restriction under our credit facility. At March 30, 2003, our funding under the accounts receivable securitization facility and revolving credit facility was $29 million.

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

Debt, Capitalization and Available Financing Sources. In 2002, we entered into two arrangements to refinance our long-term debt. In the first arrangement, we issued $250 million aggregate principal amount of 11% senior subordinated notes due 2012. In connection with the 11% senior subordinated notes offering described above, we also amended and restated our credit facility to replace the original tranche A, B and C term loans with a new $400 million tranche D term loan payable in semi-annual installments of $0.5 million with the remaining outstanding balance due December 31, 2009. In addition to the term loan, the credit facility also includes a revolving credit facility with a principal commitment of $250 million. Both the revolving credit facility and the term loan facility mature on December 31, 2009. The obligations under the credit facility are collateralized by substantially all of our assets and are guaranteed by substantially all of our domestic subsidiaries.

Our debt as of March 30, 2003 and December 29, 2002 is summarized below.

                                                                              (IN MILLIONS)
                                                                         MARCH 30,   DECEMBER 29,
                                                                            2003         2002
                                                                         ---------   ------------
Senior credit facilities:
 Tranche D term loan facility .........................................     $399         $399
 Revolving credit facility ............................................       --           --
                                                                            ----         ----
Total senior credit facility ..........................................     $399         $399
11% senior subordinated notes, due 2012 ...............................      250          250
Other debt ............................................................       20           20
                                                                            ----         ----
Total long-term debt ..................................................      669          669
4.5% subordinated debentures, due 2003 (face value $98.5 million) .....       93           91
Other current maturities ..............................................        8            9
                                                                            ----         ----
Total debt ............................................................     $770         $769
                                                                            ====         ====

Our working capital revolver facility has a blocked availability amount sufficient to meet our 2003 maturity of the $98.5 million face value 4.5% subordinated debentures, which will be retired utilizing the proceeds of this offering, thereby freeing up the blocked availability. Further, we expect to have available liquidity from our revolver and accounts receivable securitization facility to repay our current debt maturities.

At March 30, 2003, we were contingently liable for standby letters of credit totaling $35 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.


CASH FLOWS

Operating activities -- Operating activities provided $16.4 million of cash for the first three months of 2003 as compared with $31.8 million in the comparable period of 2002. This decrease is primarily due to the $15.2 million decrease in net income and $11.0 million decrease in depreciation and amortization, offset by a $10.3 million improvement in working capital.

Investing activities -- Investing activities resulted in a use of cash of $34.8 million for the first three months of 2003 as compared with a source of cash of $3.7 million for the comparable period of 2002. This decrease is primarily the result of our investment of $20 million in NC-M Chassis Systems, LLC joint venture and a reduction in sale-leaseback transactions in the first three months of 2003 as compared with 2002. Proceeds from sale-leaseback transactions were $8.5 million for the first three months of 2003 as compared with $33.4 million for the comparable period in 2002. Capital expenditures were $23.3 million for the first three months of 2003 as compared with $27.3 million for the comparable period of 2002, or a decrease of $4 million.

Financing activities -- Financing activities were a use of cash of $0.7 million for the first three months of 2003 as compared to $34.1 million in the comparable period of 2002. The decreased use of cash is primarily the result of principal repayments on our term loan debt of $33.4 million for the first three months of 2002, compared with $0.5 million for the comparable period in 2003.


INTEREST RATE HEDGING ARRANGEMENTS

In February 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and a three month LIBOR interest rate cap and floor of 7% and 4.5%, respectively, and four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $333 million. The two interest rate collars and two of the interest rate caps totaling $200 million were redesignated to our new term loan borrowings in June 2002. The remaining two interest rate caps totaling $133 million no longer qualify for hedge accounting. Therefore, the unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002.


OFF-BALANCE SHEET ARRANGEMENTS

Our Receivables Facility. We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary, or MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $1.7 million for the first three months of 2003.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At March 30, 2003, $29 million of our $225 million receivables facility was utilized, with an additional $64 million available based upon the amount of our outstanding eligible receivables. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

Sale-Leaseback Arrangements. We have engaged in a number of sale-leaseback transactions since 2001. In March 2003, we entered into a sale-leaseback transaction with respect to certain manufacturing equipment for proceeds of approximately $8.5 million. All of our sale-leasebacks are accounted for as operating leases and the associated rent expense is included in our financial results on a straight-line basis.

Certain Other Commitments. We have other cash commitments not relating to debt as well, such as those in respect to leases, preferred stock and restricted stock awards.

In November 2000, a group of investors led by Heartland and CSFB Private Equity acquired control of Metaldyne. Immediately following the November 2000 acquisition, we made restricted stock awards to certain employees of shares of our common stock. Under their terms, 25% of those shares became free of restriction, or vested upon the closing of the November 2000 acquisition and one quarter of the shares were due to vest on each January 14, 2002, 2003, and 2004. Holders of restricted stock are entitled to elect cash in lieu of 40% of their restricted stock which vested at closing and 100% of their restricted stock on each of the other dates with the shares valued at $16.90 per share, together with cash accruing at approximately 6% per annum; to the extent that cash is not elected, additional common stock valued at $16.90 per share is issuable in lieu of the 6% accretion. As a result of the elections made for the January 14, 2003 payment and restrictions under our credit facility, we paid approximately $16.3 million in cash to vested holders of restricted stock in January 2003. We are entitled to reimbursement of certain amounts from our former subsidiary TriMas, representing approximately 50% of our obligations related to these restricted stock awards and, accordingly, a receivable from TriMas is included in our consolidated balance sheet at March 30, 2003.

We also have outstanding $66.8 million in aggregate liquidation value of Series A and Series B preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% and 11.5%, respectively, per annum initially and to effect a mandatory redemption in December 2012 and June 2013, respectively. For periods that we do not pay cash dividends on the Series A preferred stock, an additional 2% per annum of dividends is accrued. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

In the November 2000 recapitalization of the Company, our shares were converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. Although no disposition of the stock of Saturn was made prior to the merger or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. All other amounts of the proceeds will be retained by us. We may seek to monetize our share of this investment in the future.


     Contractual Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations related to our recent acquisitions. The following table summarizes our fixed cash obligations over various future periods as of March 30, 2003.

                                                                                          (IN MILLIONS)
                                                                                     PAYMENTS DUE BY PERIODS
                                                                             LESS THAN      1-3       3-5      AFTER
                                                                  TOTAL       ONE YEAR     YEARS     YEAR     5 YEARS
                                                                 -------     ---------    -------   ------    -------
Long-term debt ..............................................    $  399         $  1        $ 2      $ 2       $394
11% Senior subordinated notes ...............................       250           --         --       --        250
4.5% Convertible subordinated debentures ....................        98           98         --       --         --
Other debt ..................................................        17            2          8        7         --
Capital lease obligations ...................................        11            4          7       --         --
Operating lease obligations(1) ..............................       243           32         57       47        107
Redeemable preferred stock, including accrued dividends .....        67           --         --       --         67
Redeemable restricted common stock(2) .......................        15           15         --       --         --
Pension contributions (data available through 2004) .........        36           15         21       --         --
Contractual severance .......................................         6            4          2       --         --
                                                                 ------         ----        ---      ---       ----
Total contractual obligations ...............................    $1,142         $171        $97      $56       $818

----------
(1)   Operating lease expense is deducted to arrive at operating profit.

(2) Redeemable restricted common stock includes TriMas' portion, consisting of approximately 50% of total obligations, which will be reimbursed to the Company.

At March 30, 2003, we were contingently liable for standby letters of credit totaling $35 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We believe that our product warranty exposure is immaterial; however, it is continuously monitored for potential warranty implications of new and current business.


     U.S. Pension Plans

We have replaced our existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits will no longer accrue after 2002. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age. Our 2003 defined benefit pension expense will be approximately $5.1 million and our defined contribution (profit-sharing and 401(k) matching contribution) expense will be approximately $6.8 million. We anticipate a net benefit expense savings of $0.9 million in 2003 as a result of these changes, which were effective January 1, 2003. Additional reductions are attributable to the TriMas disposition for both 2002 and 2003.


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

Goodwill. In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which was effective for us on January 1, 2002. Under SFAS No. 142, we ceased the amortization of goodwill. We completed our initial assessment of impairment for the three Automotive segments in 2002, which indicated the fair value of these units exceeds their corresponding carrying value. We completed this analysis again at December 29, 2002, which indicated that the fair value of these units continues to exceed their carrying values. Fair value was determined based upon the discounted cash flows of the reporting units using a 9.5% discount. Assuming an increase in the discount rate to 12%, fair value would continue to exceed the respective carrying value of each automotive segment.

We also completed our transitional impairment test needed to measure the amount of any goodwill impairment for our former TriMas subsidiary. A non-cash, after tax charge of $36.6 million was taken as of January 1, 2002, related to the industrial fasteners business of our former TriMas subsidiary. Sales, operating profits and cash flows for this TriMas owned business were lower then expected beginning in the first quarter of 2001, due to the overall economic downturn and cyclical declines in certain markets for industrial fastener products. Based on that trend, the earnings and cash flow forecasts for the next five years indicated the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, we recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.

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

At March 30, 2003, we have one stock-based employee compensation plan, which provides for the issuance of equity-based incentives in various forms to key employees of the Company. These options have a ten year option period and vest ratably over a three year period from date of grant. However, the options' exercisability is limited in the circumstances of a public offering whereby the shares are required to be held and exercised after the elapse of certain time periods. As of March 30, 2003, we had stock options outstanding for 2,520,000 shares at a price of $16.90 per share.

We account for this plan under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and, accordingly, no stock option compensation expense is included in the determination of net income in the consolidated statement of operations. No additional stock options were granted for the three months ended March 30, 2003. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on our basic and diluted earnings per share would have been a reduction of approximately $0.01 for the three months ended March 30, 2003.

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

In compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," we do not recognize revenue until it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price to the buyer is fixed or determinable; and collectibility is reasonably assured. We are in compliance with SAB No. 101 as of March 30, 2003.

Fixed Assets and Other Intangibles Excluding Goodwill. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2.5% to 10%, and machinery and equipment, 6.7% to 33.3%. Amortization expense of other intangibles is approximately $5 million for the period ended March 30, 2003. The weighted average useful life of intangible assets ranges from 8.2 years to 14.9 years as of March 30, 2003. Potential impairment of these assets is evaluated by examining current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

Foreign Currency Translation. The financial statements of subsidiaries outside of the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic evironment in which they operate as the functional currency, which for the most part represents the local currency. Transaction gains and losses are included in net earnings. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in shareholders' equity. Other comprehensive income (loss), net includes a translation gain of $3.7 million for the period ended March 30, 2003. For subsidiaries operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates. Translation adjustments for these subsidiaries are included in net earnings.

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

New Accounting Pronouncements. On December 30, 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 are classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of our adoption of SFAS No. 145 an approximate $43.4 million, after tax, extraordinary loss on early extinguishment of debt recorded in fiscal year ended December 29, 2002 will be reclassified to income from continuing operations.

On December 30, 2002, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. Accordingly, all costs associated with exit or disposal activities will be recognized when they are incurred effective with our 2003 fiscal year. This Statement did not have a material effect on our financial condition or results of operations

On December 30, 2002, we also adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. FIN No. 45 did not have any impact on our financial condition, results of operations or required disclosures.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. We are currently reviewing certain potential variable interest entities, which are lessors under some of our operating lease agreements, as well as our accounts receivable securitization facility to determine the impact of FIN No. 46. We have not yet determined the impact that this Interpretation will have on our financial position or results of operations. It is possible this pronouncement could require us to consolidate any variable interest entities for which we are the primary beneficiary.


OUTLOOK

The recent war in the Middle East and the general economic uncertainty in the marketplace have made it difficult to predict the economic outlook for the remainder of the year. Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

Our largest raw material requirement is special bar quality steel. In response to the imposed tariffs on imported steel and growing instability in the domestic steel industry, Metaldyne has been negotiating with steel vendors and customers, petitioning the government to repeal the steel tariffs and designing re-sourcing strategies to mitigate the effect of the steel price increases.


OTHER MATTERS


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

All statements, other than statements of historical fact included in this quarterly report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this quarterly report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks.


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


ITEMS 1, 2, 3, 4 AND 5.

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

        (A) EXHIBITS:
            ---------

            Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

            Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (B) REPORTS ON FORM 8-K:
            --------------------

            We filed a current report on Form 8-K on January 6, 2003, reporting under Item 5, Other Events, that on January 2, 2003, Metaldyne Corporation issued a press release announcing the closing of the transactions contemplated by the Joint Venture Formation Agreement, dated as of December 8, 2002, by and among NC-M Chassis Systems, LLC, a newly formed Delaware limited liability company, DaimlerChrysler Corporation and Metaldyne Corporation.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          METALDYNE CORPORATION
                                          ---------------------
                                          (REGISTRANT)




                                          BY:  /s/ William M. Lowe, Jr.
DATE: May 7, 2003                              ---------------------------------
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



Date:  May 7, 2003                             /s/ Timothy D. Leuliette
                                               ------------------------
                                               Timothy D. Leuliette
                                               Chief Executive Officer

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



Date:  May 7, 2003                              /s/ William M. Lowe, Jr.
                                                ------------------------
                                                William M. Lowe, Jr.
                                                Chief Financial Officer

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