Form 10-Q
period 2003-06-29
METALDYNE CORP
filed 2003-08-13
CIK 745448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 29, 2003
COMMISSION FILE NUMBER 1-12068

METALDYNE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2513957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47659 Halyard Drive, Plymouth, Michigan	48170-2429
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes            No    X

There is currently no public market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Shares outstanding at July 31, 2003
Common stock, par value $1 per share	43,871,745

METALDYNE CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets — June 29, 2003 and December 29, 2002	2
	Consolidated Statements of Operations for the Three and Six Months Ended June 29, 2003 and June 30, 2002	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2003 and June 30, 2002	4
	Notes to Consolidated Financial Statements	5-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-39
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39
Item 4.	Controls and Procedures	39-40
Part II.	Other Information and Signature	41-206

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
June 29, 2003 and December 29, 2002
(Dollars in thousands except per share amounts)

	June 29, 2003	December 29, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,080	$19,130
Receivables, net:
Trade, net of allowance for doubtful accounts	168,720	147,670
Affiliates	19,810	27,820
Other	8,930	11,380
Total receivables, net	197,460	186,870
Inventories	80,850	76,820
Deferred and refundable income taxes	4,510	23,550
Prepaid expenses and other assets	34,170	29,140
Total current assets	324,070	335,510
Equity investments in affiliates	149,510	147,710
Property and equipment, net	710,370	697,510
Excess of cost over net assets of acquired companies	552,230	552,100
Intangible and other assets	274,230	286,220
Total assets	$2,010,410	$2,019,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$185,270	$186,440
Accrued liabilities	113,670	108,330
Current maturities, long-term debt	101,840	99,900
Total current liabilities	400,780	394,670
Long-term debt	669,000	668,960
Deferred income taxes	117,200	146,510
Other long-term liabilities	139,530	143,300
Total liabilities	1,326,510	1,353,440

Redeemable preferred stock, 545,154 shares outstanding	69,110	64,510
Redeemable restricted common stock, 0.8 million and 1.7 million shares outstanding, respectively	17,020	23,790
Less: Restricted unamortized stock awards	(1,150)	(3,120)
Total redeemable stock	84,980	85,180

Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.7 million and 42.6 million shares, respectively	42,730	42,650
Paid-in capital	692,430	684,870
Accumulated deficit	(160,490)	(147,100)
Accumulated other comprehensive income	24,250	10
Total shareholders' equity	598,920	580,430
Total liabilities, redeemable stock and shareholders' equity	$2,010,410	$2,019,050

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	(Unaudited)		(Unaudited)
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales	$390,290	$530,460	$771,610	$1,090,330
Cost of sales	(339,780)	(432,520)	(679,580)	(889,570)
Gross profit	50,510	97,940	92,030	200,760
Selling, general and administrative expenses	(27,050)	(53,170)	(55,790)	(113,250)
Restructuring charges	(2,330)	—	(3,860)	—
Legacy restricted stock award expense	(580)	(1,080)	(1,480)	(3,160)
Operating profit	20,550	43,690	30,900	84,350
Other expense, net: Interest expense	(17,240)	(28,500)	(35,120)	(56,620)
Loss on repurchase of debentures and early retirement of term loans	—	(62,000)	—	(62,000)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)	—	(7,550)
Equity earnings (loss) from affiliates, net	(80)	2,780	(2,710)	2,330
Other, net	(3,760)	(4,960)	(5,220)	(7,680)
Other expense, net	(21,080)	(100,230)	(43,050)	(131,520)
Loss before income taxes and cumulative effect of change in accounting principle	(530)	(56,540)	(12,150)	(47,170)
Income tax expense (benefit)	(1,010)	(41,750)	(3,260)	(38,240)
Income (loss) before cumulative effect of change in accounting principle	480	(14,790)	(8,890)	(8,930)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(36,630)
Net income (loss)	480	(14,790)	(8,890)	(45,560)
Preferred stock dividends	2,280	1,700	4,500	3,410
Loss attributable to common stock	$(1,800)	$(16,490)	$(13,390)	$(48,970)

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock dividends	$(0.04)	$(0.39)	$(0.31)	$(0.29)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(0.86)
Net loss attributable to common stock	$(0.04)	$(0.39)	$(0.31)	$(1.15)
Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock dividends	$(0.04)	$(0.39)	$(0.31)	$(0.29)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(0.86)
Net loss attributable to common stock	$(0.04)	$(0.39)	$(0.31)	$(1.15)

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	6 Months Ended
	(Unaudited)
	June 29, 2003	June 30, 2002
Operating activities:
Net loss	$(8,890)	$(45,560)
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation and amortization	52,710	63,550
Legacy stock award expense	1,480	3,160
Debt fee amortization	1,100	3,410
Deferred income taxes	(30,170)	3,040
Non-cash interest expense (interest accretion)	3,500	8,900
Loss on interest rate arrangements	—	7,550
Equity (earnings) losses, net of dividends	2,710	(2,330)
Tax refund receivable	—	(20,000)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	36,630
Loss on repurchase of debentures and early retirement of term loans	—	62,000
Other, net	(5,790)	(1,430)
Changes in assets and liabilities, net of acquisition/disposition of business:
Accounts receivable	(4,270)	(71,230)
Net repayments of accounts receivable sale	—	(167,360)
Inventory	(3,570)	(3,400)
Refundable income taxes	16,300	—
Prepaid expenses and other assets	(5,980)	(3,090)
Accounts payable and accrued expenses	4,770	8,410
Total change in assets and liabilities	7,250	(236,670)
Net cash provided by (used for) operating activities	23,900	(117,750)
Investing activities:
Capital expenditures	(57,790)	(57,210)
Proceeds from sale/leaseback of fixed assets	8,460	33,370
Disposition of businesses to a related party	22,570	840,000
Proceeds from sale of TriMas shares	20,000	—
Acquisition of business, net	(7,650)	—
Investment in joint venture	(20,000)	—
Other, net	—	(500)
Net cash provided by (used for) investing activities	(34,410)	815,660
Financing activities:
Proceeds of term loan facilities	—	400,000
Principal payments of term loan facilities	(500)	(1,112,450)
Proceeds of revolving credit facility	180,000	275,400
Principal payments of revolving credit facility	(180,000)	(275,400)
Proceeds of senior subordinated notes due 2012	—	250,000
Principal payments of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of repurchase)	—	(128,280)
Proceeds of other debt	3,110	—
Principal payments of other debt	(4,150)	(3,820)
Restricted cash related to the convertible subordinated notes	—	(77,000)
Capitalization of debt refinancing fees	—	(11,590)
Issuance of common stock	—	1,270
Penalties on early extinguishment of debt	—	(6,480)
Other, net	—	1,200
Net cash used for financing activities	(1,540)	(687,150)
Net increase (decrease) in cash	(12,050)	10,760
Cash and cash equivalents, beginning of period	19,130	—
Cash and cash equivalents, end of period	$7,080	$10,760
Supplementary cash flow information:
Cash paid (refunded) for income taxes, net	$(12,440)	$9,200
Cash paid for interest	$31,570	$56,520

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Other Information

We ("Metaldyne" or the "Company") are a leading global manufacturer of highly engineered metal components for the global light vehicle market. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications.

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "2002 Form 10-K"). The results of operations for the period ended June 29, 2003 are not necessarily indicative of the results for the full year.

The Company's fiscal year ends on the Sunday nearest December 31. The Company's fiscal quarters end on the Sundays nearest March 31, June 30, and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

2.	Stock Options and Awards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" effective for the fiscal year ended December 29, 2002. The following disclosure for the financial statements for the period ended June 29, 2003 assumes that the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 and related interpretations.

The Company has one stock-based employee compensation plan. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net loss attributable to common stock, as reported	$(1,800)	$(16,490)	$(13,390)	$(48,970)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(470)	(400)	(940)	(940)
Pro forma net loss attributable to common stock	$(2,270)	$(16,890)	$(14,330)	$(49,910)
Loss per share:
Basic — as reported	$(0.04)	$(0.39)	$(0.31)	$(1.15)
Basic — pro forma for stock-based compensation	$(0.05)	$(0.40)	$(0.33)	$(1.17)

Diluted — as reported	$(0.04)	$(0.39)	$(0.31)	$(1.15)
Diluted — pro forma for stock-based compensation	$(0.05)	$(0.40)	$(0.33)	$(1.17)

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Earnings Per Share

The following reconciles the numerators and denominators used in the computations of basic and diluted earnings per common share:

	(In thousands except per share amounts)
	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Weighted average number of shares outstanding	42,730	42,650	42,730	42,650
Income (loss) before cumulative effect of change in accounting principle	$480	$(14,790)	$(8,890)	$(8,930)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(36,630)
Net income (loss)	480	(14,790)	(8,890)	(45,560)
Less: Preferred stock dividends	2,280	1,700	4,500	3,410
Loss used for basic and diluted earnings per share computation	$(1,800)	$(16,490)	$(13,390)	$(48,970)
Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock	$(0.04)	$(0.39)	$(0.31)	$(0.29)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(0.86)
Net loss attributable to common stock	$(0.04)	$(0.39)	$(0.31)	$(1.15)
Total shares used for basic earnings per share computation	42,730	42,650	42,730	42,650
Contingently issuable shares	920	—	—	—
Total shares used for diluted earnings per share computation	43,650	42,650	42,730	42,650
Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock	$(0.04)	$(0.39)	$(0.31)	$(0.29)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(0.86)
Net loss attributable to common stock	$(0.04)	$(0.39)	$(0.31)	$(1.15)

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2,570,000 and 2,490,000 of common shares as they are anti-dilutive at June 29, 2003 and June 30, 2002, respectively.

Contingently issuable shares, representing approximately 920,000 restricted common shares, have an anti-dilutive effect on earnings per share for the six months ended June 29, 2003. Contingently issuable shares, representing approximately 1,760,000 restricted common shares, have an anti-dilutive effect on earnings per share for the three and six months ended June 30, 2002.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Joint Venture

On December 8, 2002, the Company announced a Joint Venture Formation Agreement ("Agreement") with DaimlerChrysler Corporation ("DaimlerChrysler") to operate DaimlerChrysler's New Castle (Indiana) machining and forge facility. On January 2, 2003, the Company closed on this joint venture, known as NC-M Chassis Systems, LLC. In connection with the closing, DaimlerChrysler contributed substantially all of the assets of the business conducted at this facility in exchange for 100% of the common and preferred interests in the joint venture. In addition, the joint venture assumed certain liabilities of the business from DaimlerChrysler. Immediately following the contribution, the Company purchased 40% of the common interests in the joint venture from DaimlerChrysler for $20 million in cash. This investment is accounted for under the equity method of accounting, due to the Company's investment representing greater than 20% but less than 50% of the interest in the joint venture. However, the Company does not recognize losses in the joint venture to the extent that DaimlerChrysler provides funding for the joint venture's operations and capital expenditures.

Under the terms of the Agreement, the Company will have an option to purchase DaimlerChrysler's common and preferred interests in the joint venture for $118.8 million in cash, approximately $31.7 million in principal amount of a new issue of 10-year 10% senior subordinated notes of Metaldyne and approximately $64.5 million of a new series of preferred stock of Metaldyne with liquidation preferences. The Company's call option is available to be exercised assuming a satisfactory collective bargaining agreement is ratified. If Metaldyne does not exercise its call option within 20 business days of DaimlerChrysler's ratification of a satisfactory collective bargaining agreement or the Company fails to close within 120 days of the exercise because it cannot finance the acquisition, DaimlerChrysler has a call option to purchase the Company's initial investment for $1.00. If a new collective bargaining agreement is not ratified by January 31, 2004, the Company has a put option on its equity in the joint venture at $20 million and DaimlerChrysler has a call option on the Company's equity in the joint venture at $20 million.

5.	Acquisition

On May 30, 2003, the Company acquired a facility in Greensboro, North Carolina, from Dana Corporation ("Dana") for approximately $7.7 million. The Greensboro facility became part of the Driveline Group's Transmission and Program Management division. The Greensboro operation, which employs approximately 150 people, machines cast iron and aluminum castings, including various steering knuckles and aluminum carriers for light truck applications.

As part of the agreement with Dana, the Company agreed to obtain a third party buyer of the Greensboro facility, and agreed to sign a lease agreement with this party. If the Company failed to obtain a third party buyer for this property within 60 days of the acquisition, it agreed to pay Dana $10 million to purchase the facility. To secure this arrangement, the Company gave Dana a letter of credit for $10 million. On July 14, 2003, the Company subsequently entered into a long-term lease agreement with a third party, thereby releasing the Company from the $10 million letter of credit.

6.	Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. At June 29, 2003, the goodwill balance was approximately $552 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate. The initial assessment for the Automotive Group indicated that the fair value of the reporting units within the Automotive Group exceeded their corresponding carrying value. This analysis was completed again for the year ended December 29, 2002, which indicated that the fair value of these units continued to exceed their carrying values.

The initial assessment for the Company's former TriMas Group indicated the carrying value of these units exceeded their fair value. A non-cash, after tax charge of $36.6 million was taken as of January 1,

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2002, related to the industrial fasteners business of TriMas. Sales, operating profits and cash flows for this TriMas owned business were lower than expected beginning in the first quarter of 2001, due to the overall economic downturn and cyclical declines in certain markets for industrial fastener products. Based on that trend, the earnings and cash flow forecasts for the next five years indicated the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, the Company recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of June 29, 2003			As of December 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$93,470	$(25,500)	8.2 years	$91,000	$(20,920)	8.2 years
Technology and Other	163,620	(29,010)	14.9 years	160,820	(23,790)	14.9 years
Total	$257,090	$(54,510)	13.6 years	$251,820	$(44,710)	13.6 years

Aggregate Amortization Expense (Included in Cost of Sales):
For the six months ended June 29, 2003		$10,800

Estimated Amortization Expense:
For the year ending December 28, 2003		21,460
For the year ending December 31, 2004		21,460
For the year ending December 31, 2005		21,060
For the year ending December 31, 2006		21,060

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 29, 2003 are as follows:

	Chassis	Driveline	Engine	Total

Balance as of December 29, 2002	$66,590	$361,470	$124,040	$552,100
Disposition of Fittings	(5,210)	—	—	(5,210)
Impact from foreign currency	—	3,390	1,950	5,340
Balance as of June 29, 2003	$61,380	$364,860	$125,990	$552,230

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Disposition of Businesses

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

As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. Since the date of disposition, the Company has accounted for its retained interest in TriMas under the equity method of accounting.

On April 2, 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company at $20 per share, the same price as it was valued on June 6, 2002. As a result of this sale, and as a result of acquisitions performed by TriMas in 2003, Metaldyne's ownership percentage in TriMas decreased from approximately 31% to approximately 28% as of June 29, 2003.

On May 9, 2003, the Company sold its Chassis Group's Fittings division to TriMas for $22.6 million. This transaction was accounted for as a sale of entities under common control. Therefore, the proceeds in excess of the book value of $6.3 million were recorded as additional paid-in capital in the Company's consolidated balance sheet. The Fittings division, which is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications, became part of the TriMas Fastening Systems Group.

8.	Restructuring Actions

In 2001, the Company began to implement plans to integrate the three legacy companies into the Company's new vision and align the business units under the Company's new operating structure and leadership team in an effort to reformulate a cost structure more competitive in the marketplace. To facilitate these initiatives, the Company terminated 292 employees and closed unprofitable businesses and plants. The majority of these actions were completed in 2001 and 2002, but some are ongoing as of June 29, 2003. All employees have been terminated under this integration action. The amounts reflected below represent total estimated cash payments, of which $2.5 million and $1.9 million are recorded in "other long-term liabilities" in the Company's consolidated balance sheet at June 29, 2003 and December 29, 2002, respectively. The remaining $5.6 million and $10.9 million are recorded in "accrued liabilities" in the Company's consolidated balance sheet at June 29, 2003 and December 29, 2002, respectively.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a rollforward of the restructuring accrual related to the above restructuring actions as of June 29, 2003.

	(In thousands)
	Acquisition Related		2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	Total
	Severance Costs	Exit and Integration Costs
Balance at December 29, 2002	$9,880	$540	$2,380	$—	$12,800
Cash payments	(5,320)	(270)	(1,750)	(1,180)	(8,520)
Charges to expense	—	—	—	3,860	3,860
Balance at June 29, 2003	$4,560	$270	$630	$2,680	$8,140

In June 2002, the Company announced the reorganization of its Engine Group's European operations, to streamline the engineering, manufacturing and reporting structure of its European operations. This restructuring included the closure of a manufacturing facility in Halifax, England and termination of approximately 25 employees. In addition, the Company closed a small manufacturing location in Memphis, Tennessee and restructured management within its North American engine operations, resulting in the termination of 12 employees. In the first six months of 2003, the Company recorded additional restructuring charges relating to the termination of an additional 20 employees and the completion of the European operations' reorganization.

9.	Accounts Receivable Securitization

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $2.0 million and $3.3 million for the six months ended June 29, 2003 and June 30, 2002, respectively, and is included in "other expense, net" in the Company's consolidated statement of operations. At June 29, 2003, the Company's funding under the facility was zero with an additional $89 million available but not utilized. The discount rate at June 29, 2003 was 2.19% compared to 2.48% at December 29, 2002. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005.

10.	Inventories

Inventories by component are as follows:

	(In thousands)
	June 29, 2003	December 29, 2002

Finished goods	$22,170	$25,720
Work in process	31,330	26,230
Raw materials	27,350	24,870
	$80,850	$76,820

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Derivative Financial Instruments

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

In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a three-month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three-month LIBOR interest rate of 7% with a total notional amount of $314 million. The two interest rate collars and two of the interest rate caps totaling $200 million were redesignated to the Company's new term note in June 2002. The remaining two interest rate caps totaling $114 million no longer qualify for hedge accounting. Therefore, any unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002.

Under these agreements, the Company recognized additional interest expense of $3.2 million during the six months ended June 29, 2003. The Company expects to recognize a portion of the $0.4 million currently included in other comprehensive income into earnings as quarterly interest payments are made.

12.	Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the period was as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Income (loss) before cumulative effect of change in accounting principle	$480	$(14,790)	$(8,890)	$(8,930)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(36,630)
Net income (loss)	480	(14,790)	(8,890)	(45,560)
Other comprehensive income (loss):
Impact of TriMas disposition on foreign currency translation	—	(1,910)	—	(1,910)
Foreign currency translation adjustment	20,160	47,630	23,850	39,660
Interest rate agreements	90	5,200	390	6,850
Total other comprehensive income	20,250	50,920	24,240	44,600
Total comprehensive income (loss)	$20,730	$36,130	$15,350	$(960)

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Commitments and Contingencies

The Company is subject to claims and litigation in the ordinary course of our business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operation.

14.	Segment Information

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

CHASSIS — Manufactures components, modules and systems used in a variety of engineered chassis applications, including wheel-ends, axle shaft, knuckles and mini-corner assemblies. This segment utilizes a variety of processes including hot, warm and cold forging, powder metal forging and machinery and assembly.

DRIVELINE — Manufactures components, modules and systems, including precision shafts, hydraulic controls, hot and cold forgings and integrated program management used in a broad range of transmission applications. These applications include transmission and transfer case shafts, transmission valve bodies, cold extrusion and Hatebur hot forgings.

ENGINE — Manufactures a broad range of engine components, modules and systems, including sintered metal, powder metal, forged and tubular fabricated products used for a variety of applications. These applications include balance shaft modules and front cover assemblies.

As discussed in Note 7, the Company completed a divestiture of a portion of its TriMas Group on June 6, 2002. The TriMas Group is presented at the group level, rather than by segment, for all periods presented.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment activity for the three and six months ended June 29, 2003 and June 30, 2002 is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 29, 2003	June 29, 2002	June 29, 2003	June 30, 2002
Sales
Automotive Group
Chassis	$30,550	$42,010	$63,050	$78,890
Driveline	203,110	217,940	403,760	421,270
Engine	156,630	132,870	304,800	261,590
Automotive Group	390,290	392,820	771,610	761,750

TriMas Group	—	137,640	—	328,580
Total sales	$390,290	$530,460	$771,610	$1,090,330
Adjusted EBITDA
Automotive Group
Chassis	$2,360	$4,600	$4,120	$7,880
Driveline	22,950	28,450	41,850	51,660
Engine	27,200	19,760	48,040	38,090
Automotive Operating	52,510	52,810	94,010	97,630
Automotive/centralized resources ("Corporate")	(3,760)	(4,100)	(8,920)	(8,980)
Automotive Group	48,750	48,710	85,090	88,650
TriMas Group	—	26,230	—	62,410
Total Adjusted EBITDA	48,750	74,940	85,090	151,060
Depreciation & amortization	(27,620)	(30,170)	(52,710)	(63,550)
Legacy stock award expense	(580)	(1,080)	(1,480)	(3,160)
Operating profit	$20,550	$43,690	$30,900	$84,350

15.	New Accounting Pronouncements

On December 30, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 are classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of the Company's adoption of SFAS No. 145, $62 million ($38 million, net of taxes of $24 million) extraordinary loss on early extinguishment of debt recorded for the six months ended June 30, 2002 has been reclassified as "loss on repurchase of debentures and early retirement of term loans" in other expense, net.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The Company completed its review of certain potential variable interest entities, which are lessors under some of its operating lease agreements, as well as the accounts receivable securitization facility, to determine the impact of FIN No. 46. The Company has determined that there will be no impact on the financial position or results of operations due to the adoption of this Interpretation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 (with exceptions) and for hedging relationships designated after June 30, 2003. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the quarter ending September 28, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the quarter ending September 28, 2003.

16.	Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of June 29, 2003 and December 29, 2002, and for the three and six months ended June 29, 2003 and June 30, 2002 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and
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

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets June 29, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$3,460	$3,620	$—	$7,080
Total receivables, net	—	26,270	171,190	—	197,460
Inventories	—	55,710	25,140	—	80,850
Deferred and refundable income taxes	—	3,550	960	—	4,510
Prepaid expenses and other assets	—	27,880	6,290	—	34,170
Total current assets	—	116,870	207,200	—	324,070
Equity investments in affiliates	149,510	—	—	—	149,510
Property and equipment, net	—	491,640	218,730	—	710,370
Excess of cost over net assets of acquired companies	—	423,600	128,630	—	552,230
Investment in subsidiaries	534,390	233,270	—	(767,660)	—
Intangible and other assets	—	253,460	20,770	—	274,230
Total assets	$683,900	$1,518,840	$575,330	$(767,660)	$2,010,410

Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$140,170	$45,100	$—	$185,270
Accrued liabilities	—	93,980	19,690	—	113,670
Current maturities, long-term debt	—	99,050	2,790	—	101,840
Total current liabilities	—	333,200	67,580	—	400,780
Long-term debt	250,000	407,960	11,040	—	669,000
Deferred income taxes	—	94,580	22,620	—	117,200
Long-term liabilities	—	133,290	6,240	—	139,530
Intercompany accounts, net	(250,000)	15,420	234,580	—	—
Total liabilities	—	984,450	342,060	—	1,326,510

Total redeemable stock	84,980	—	—	—	84,980

Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,730	—	—	—	42,730
Paid-in capital	692,430	—	—	—	692,430
Accumulated deficit	(160,490)	—	—	—	(160,490)
Accumulated other comprehensive income	24,250	—	—	—	24,250
Investment by Parent/Guarantor	—	534,390	233,270	(767,660)	—
Total shareholders' equity	598,920	534,390	233,270	(767,660)	598,920

Total liabilities, redeemable stock and shareholders' equity	$683,900	$1,518,840	$575,330	$(767,660)	$2,010,410

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets December 29, 2002

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,610	$4,520	$—	$19,130
Total receivables, net	—	33,610	153,260	—	186,870
Inventories	—	55,700	21,120	—	76,820
Deferred and refundable income taxes	—	22,620	930	—	23,550
Prepaid expenses and other assets	—	23,620	5,520	—	29,140
Total current assets	—	150,160	185,350	—	335,510
Equity investments in affiliates	147,710	—	—	—	147,710
Property and equipment, net	—	496,670	200,840	—	697,510
Excess of cost over net assets of acquired companies	—	355,560	196,540	—	552,100
Investment in subsidiaries	517,900	234,980	—	(752,880)	—
Intangible and other assets	—	284,320	1,900	—	286,220
Total assets	$665,610	$1,521,690	$584,630	$(752,880)	$2,019,050
Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$133,920	$52,520	$—	$186,440
Accrued liabilities	—	78,980	29,350	—	108,330
Current maturities, long-term debt	—	95,030	4,870	—	99,900
Total current liabilities	—	307,930	86,740	—	394,670
Long-term debt	250,000	409,190	9,770	—	668,960
Deferred income taxes	—	126,520	19,990	—	146,510
Long-term liabilities	—	137,810	5,490	—	143,300
Intercompany accounts, net	(250,000)	22,340	227,660	—	—
Total liabilities	—	1,003,790	349,650	—	1,353,440
Total redeemable stock	85,180	—	—	—	85,180
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,650	—	—	—	42,650
Paid-in capital	684,870	—	—	—	684,870
Accumulated deficit	(147,100)	—	—	—	(147,100)
Accumulated other comprehensive income	10	—	—	—	10
Investment by Parent/Guarantor	—	517,900	234,980	(752,880)	—
Total shareholders' equity	580,430	517,900	234,980	(752,880)	580,430
Total liabilities, redeemable stock and shareholders' equity	$665,610	$1,521,690	$584,630	$(752,880)	$2,019,050

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended June 29, 2003

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$300,250	$90,040	$—	$390,290
Cost of sales	—	(268,300)	(71,480)	—	(339,780)
Gross profit	—	31,950	18,560	—	50,510
Selling, general and administrative expenses	—	(25,470)	(1,580)	—	(27,050)
Restructuring charges	—	(2,330)	—	—	(2,330)
Legacy restricted stock award expense	—	(460)	(120)	—	(580)
Operating profit	—	3,690	16,860	—	20,550
Other income (expense), net:
Interest expense	—	(16,910)	(330)	—	(17,240)
Equity earnings (loss) from affiliates	(80)	—	—	—	(80)
Other, net	—	(1,850)	(1,910)	—	(3,760)
Other expense, net	(80)	(18,760)	(2,240)	—	(21,080)
Income (loss) before income taxes	(80)	(15,070)	14,620	—	(530)
Income tax expense (benefit)	—	(5,140)	4,130	—	(1,010)
Equity in net income of subsidiaries	560	(560)	—	—	—
Net income (loss)	$480	$(10,490)	$10,490	$—	$480
Preferred stock dividends	2,280	—	—	—	2,280
Earnings (loss) attributable to common stock	$(1,800)	$(10,490)	$10,490	$—	$(1,800)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended June 30, 2002

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$318,490	$212,180	$(210)	$530,460
Cost of sales	—	(275,170)	(157,560)	210	(432,520)
Gross profit	—	43,320	54,620	—	97,940
Selling, general and administrative expenses	—	(28,560)	(24,610)	—	(53,170)
Legacy restricted stock award expense	—	(1,080)	—	—	(1,080)
Operating profit	—	13,680	30,010	—	43,690
Other income (expense), net:
Interest expense	—	(28,220)	(280)	—	(28,500)
Loss on repurchase of debentures and early retirement of term loans	—	(62,000)	—	—	(62,000)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)	—	—	(7,550)
Equity earnings (loss) from affiliates	2,780	—	—	—	2,780
Other, net	—	(2,620)	(2,340)	—	(4,960)
Other income (expense), net	2,780	(100,390)	(2,620)	—	(100,230)
Income (loss) before income taxes	2,780	(86,710)	27,390	—	(56,540)
Income tax expense (benefit)	—	(53,380)	11,630	—	(41,750)
Equity in net income of subsidiaries	(17,570)	17,570	—	—	—
Net income (loss)	$(14,790)	$(15,760)	$15,760	$—	$(14,790)
Preferred stock dividends	1,700	—	—	—	1,700
Earnings (loss) attributable to common stock	$(16,490)	$(15,760)	$15,760	$0	$(16,490)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Six Months Ended June 29, 2003

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$595,960	$175,650	$—	$771,610
Cost of sales	—	(540,090)	(139,490)	—	(679,580)
Gross profit	—	55,870	36,160	—	92,030
Selling, general and administrative expenses	—	(50,570)	(5,220)	—	(55,790)
Restructuring charges	—	(2,560)	(1,300)	—	(3,860)
Legacy restricted stock award expense	—	(1,180)	(300)	—	(1,480)
Operating profit	—	1,560	29,340	—	30,900
Other income (expense), net:
Interest expense	—	(34,340)	(780)	—	(35,120)
Equity earnings (loss) from affiliates	(2,710)	—	—	—	(2,710)
Other, net	—	(2,710)	(2,510)	—	(5,220)
Other expense, net	(2,710)	(37,050)	(3,290)	—	(43,050)
Income (loss) before income taxes	(2,710)	(35,490)	26,050	—	(12,150)
Income tax expense (benefit)	—	(12,520)	9,260	—	(3,260)
Equity in net income of subsidiaries	(6,180)	6,350	—	(170)	—
Net income (loss)	$(8,890)	$(16,620)	$16,790	$(170)	$(8,890)
Preferred stock dividends	4,500	—	—	—	4,500
Earnings (loss) attributable to common stock	$(13,390)	$(16,620)	$16,790	$(170)	$(13,390)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Six Months Ended June 30, 2002

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$620,760	$469,950	$(380)	$1,090,330
Cost of sales	—	(547,200)	(342,750)	380	(889,570)
Gross profit	—	73,560	127,200	—	200,760
Selling, general and administrative expenses	—	(49,010)	(64,240)	—	(113,250)
Legacy restricted stock award expense	—	(3,160)	—	—	(3,160)
Operating profit	—	21,390	62,960	—	84,350
Other income (expense), net:
Interest expense	—	(55,960)	(660)	—	(56,620)
Loss on repurchase of debentures and early retirement of term loans	—	(62,000)	—	—	(62,000)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)	—	—	(7,550)
Equity earnings (loss) from affiliates	2,330	—	—	—	2,330
Other, net	—	(6,420)	(1,260)	—	(7,680)
Other income (expense), net	2,330	(131,930)	(1,920)	—	(131,520)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	2,330	(110,540)	61,040	—	(47,170)
Income tax expense (benefit)	—	(62,740)	24,500	—	(38,240)
Income (loss) before cumulative effect of a change in accounting principle	2,330	(47,800)	36,540	—	(8,930)
Cumulative effect of a change in recognition and measurement of goodwill impairment	—	(36,630)	—	—	(36,630)
Equity in net income of subsidiaries	(47,890)	38,800	—	9,090	—
Net income (loss)	$(45,560)	$(45,630)	$36,540	$9,090	$(45,560)
Preferred stock dividends	3,410	—	—	—	3,410
Earnings (loss) attributable to common stock	$(48,970)	$(45,630)	$36,540	$9,090	$(48,970)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Six Months Ended June 29, 2003

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$39,550	$(15,650)	$—	$23,900
Cash flows from investing activities:
Capital expenditures	—	(45,460)	(12,330)	—	(57,790)
Proceeds from sale/leaseback of fixed assets	—	8,460	—		8,460
Disposition of business	—	—	22,570		22,570
Proceeds from sale of TriMas shares	20,000	—	—		20,000
Acquisition of business, net	—	(7,650)	—		(7,650)
Investment in joint venture	—	(20,000)	—	—	(20,000)
Net cash provided by (used for) investing activities	20,000	(64,650)	10,240	—	(34,410)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(500)	—	—	(500)
Proceeds of revolving credit facility	—	180,000	—	—	180,000
Principal payments of revolving credit facility	—	(180,000)	—	—	(180,000)
Proceeds of other debt	—	1,690	1,420	—	3,110
Principal payments of other debt	—	(1,850)	(2,300)	—	(4,150)
Change in intercompany accounts	(20,000)	14,610	5,390	—	—
Net cash provided by (used for) financing activities	(20,000)	13,950	4,510	—	(1,540)
Net increase (decrease) in cash	—	(11,150)	(900)	—	(12,050)
Cash and cash equivalents, beginning of period	—	14,610	4,520	—	19,130
Cash and cash equivalents, end of period	$—	$3,460	$3,620	$—	$7,080

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Six Months Ended June 30, 2002

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used for operating activities	$—	$(3,970)	$(113,780)	$—	$(117,750)
Cash flows from investing activities:
Capital expenditures	—	(34,640)	(22,570)	—	(57,210)
Proceeds from sale/leaseback of fixed assets	—	33,370	—	—	33,370
Disposition of business		—	840,000		840,000
Other, net	—	(2,010)	1,510	—	(500)
Net cash provided by (used for) investing activities	—	(3,280)	818,940	—	815,660
Cash flows from financing activities:
Proceeds of term loan facilities	—	400,000	—	—	400,000
Principal payments of term loan facilities	—	(671,850)	(440,600)	—	(1,112,450)
Proceeds of revolving credit facility	—	275,400	—	—	275,400
Principal payments of revolving credit facility	—	(275,400)	—	—	(275,400)
Proceeds of senior subordinated notes due 2012	250,000	—	—	—	250,000
Principal payments of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of repurchase)	—	(128,280)	—	—	(128,280)
Principal payments of other debt	—	(2,720)	(1,100)	—	(3,820)
Restricted cash related to the convertible subordinated notes	—	(77,000)	—	—	(77,000)
Capitalization of debt refinancing fees	—	(11,590)	—	—	(11,590)
Penalties on early extinguishment of debt	—	(6,480)	—	—	(6,480)
Other, net	—	(2,710)	5,180	—	2,470
Change in intercompany accounts	(250,000)	518,390	(268,390)	—	—
Net cash provided by (used for) financing activities	—	17,760	(704,910)	—	(687,150)
Net increase (decrease) in cash	—	10,510	250	—	10,760
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$10,510	$250	$—	$10,760

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Quarter Ended June 29, 2003 Versus June 30, 2002

	(In thousands) Three Months Ended
	June 29, 2003	June 30, 2002
Sales
Automotive Group
Chassis	$30,550	$42,010
Driveline	203,110	217,940
Engine	156,630	132,870
Automotive Group	390,290	392,820
TriMas Group (1)	—	137,640
Total Company	$390,290	$530,460
Adjusted EBITDA and Operating Profit (2)
Automotive Group
Chassis	$2,360	$4,600
Driveline	22,950	28,450
Engine	27,200	19,760
Automotive Operating Adjusted EBITDA	52,510	52,810
Automotive/centralized resources ("Corporate")	(3,760)	(4,100)
Automotive Group Adjusted EBITDA	48,750	48,710
Depreciation and amortization	(27,620)	(24,090)
Legacy stock award expense	(580)	(1,200)
Automotive Group operating profit	20,550	23,420
TriMas Group Adjusted EBITDA (1)	—	26,230
Depreciation and amortization (1)	—	(6,080)
Legacy stock award expense (1)	—	120
Total Company operating profit	$20,550	$43,690
Total Company Adjusted EBITDA	$48,750	$74,940
Other Income and Expense and Net Loss
Other expense, net:
Interest expense	$(17,240)	$(28,500)
Loss on repurchase of debentures and early retirement of term loans	—	(62,000)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)
Equity gain (loss) from affiliates, net	(80)	2,780
Other, net	(3,760)	(4,960)
Other expense, net	(21,080)	(100,230)

Loss before income taxes	(530)	(56,540)
Income taxes (credit)	(1,010)	(41,750)
Net income (loss)	$480	$(14,790)

(1)	TriMas Group is included in our financial results through June 6, 2002, the date of our divestiture.
(2)	Adjusted EBITDA is defined as operating profit before depreciation, amortization and legacy restricted stock award expense. Adjusted EBITDA-related information is presented in the manner as defined herein because we believe it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. Operating profit is the most closely applicable financial measure calculated based on generally accepted accounting principles. However, Adjusted EBITDA-related information should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Because Adjusted EBITDA-related information is not calculated identically by all companies, the presentation in this report is not likely to be comparable to those disclosed by other companies.

Reconciliation of Operating Profit to Adjusted EBITDA

	Three Months Ended
	June 29, 2003	June 30, 2002
Automotive Group
Chassis
Operating profit	$1,040	$3,450
Depreciation and amortization	1,320	1,150
Adjusted EBITDA	2,360	4,600

Driveline
Operating profit	10,180	16,140
Depreciation and amortization	12,770	12,310
Adjusted EBITDA	22,950	28,450

Engine
Operating profit	15,590	13,390
Depreciation and amortization	11,610	6,370
Engine Adjusted EBITDA	27,200	19,760

Automotive
Operating profit	26,810	32,980
Depreciation and amortization	25,700	19,830
Adjusted EBITDA	52,510	52,810

Automotive/centralized resources ("Corporate")
Operating loss	(6,260)	(9,560)
Depreciation and amortization	1,920	4,260
Legacy stock award expense	580	1,200
Adjusted EBITDA	(3,760)	(4,100)

Total Automotive Group
Operating profit	20,550	23,420
Depreciation and amortization	27,620	24,090
Legacy stock award expense	580	1,200
Adjusted EBITDA	48,750	48,710

TriMas Group
Operating profit	—	20,270
Depreciation and amortization	—	6,080
Legacy stock award expense	—	(120)
Adjusted EBITDA	—	26,230

Total Company
Operating profit	20,550	43,690
Depreciation and amortization	27,620	30,170
Legacy stock award expense	580	1,080
Adjusted EBITDA	$48,750	$74,940

Due to the divestiture of our TriMas subsidiary in June 2002, the consolidated results for the second quarter of 2003 and 2002 are not comparable. For purposes of the following discussion, TriMas results are excluded, where applicable and quantifiable, and the performance of our Automotive Group operations is discussed on a comparable basis between periods.

Our Automotive Group sales for the second quarter of 2003 were $390.3 million, a decrease of approximately $2.5 million or 0.6% versus the comparable period of 2002. The primary drivers of this decrease were an approximate 13.0% and 11.3% decline in North American production for our two largest customers, combined with a 2.7% decline in European vehicle production. Additionally, 2003 sales were negatively impacted by customer pricing concessions and, in the Chassis segment, the sale of our Fitting's business of $3.0 million in May 2003. Offsetting this decrease were new business launches in the Engine segment of approximately $18.0 million, $6.3 million incremental sales associated with the acquisition of the Greensboro facility and a $12.7 million increase related to the relative strength of the euro versus the dollar in the second quarter of 2003 compared to the second quarter of 2002.

Gross profit was $50.5 million in the second quarter of 2003 versus $97.9 million in the comparable period in 2002. Excluding our former TriMas subsidiary, gross profit was $50.5 million or 12.9% of net sales in the second quarter of 2003 versus an approximate $54.4 million or 13.8% of net sales for the second quarter of 2002. The $3.9 million decrease is the net result of the sale of Fittings and pricing concessions discussed above, and $3.5 million of incremental depreciation expense.

Selling, general and administrative expenses were $27.1 million for the second quarter of 2003 versus $53.2 million in the comparable period in 2002. Excluding TriMas, selling, general and administrative charges approximated $29.7 million in the second quarter of 2002, or 7.6% of Automotive Group sales, versus an approximate $27.1 million in the second quarter of 2003, or 6.9% of Automotive Group sales. The net decrease in selling, general and administrative expenses is primarily related to net cost saving initiatives such as the Engine segment restructuring and the movement towards shared/centralized services.

Operating profit for the Automotive Group decreased to $20.6 million, or 5.3% of sales, in the second quarter of 2003 versus $23.4 million, or 6.0% of sales, in the second quarter of 2002. The primary drivers of the decrease were a $3.2 million increase in depreciation expense, $0.9 million of incremental lease expense and a $2.3 million restructuring charge related to headcount reductions.

Adjusted EBITDA for the Automotive Group was $48.8 million for the second quarter of 2003 versus $48.7 million for the second quarter of 2002. Restructuring efforts of $2.3 million and incremental lease expense of $0.9 million explained above were the primary contributors to the decline. Other factors such as cost increases for steel and aluminum and price concessions to customers were mostly offset by operational efficiencies and reductions in our selling, general and administrative expenses.

Interest expense was approximately $17.2 million for the second quarter of 2003 versus $28.5 million for the comparable period in 2002. This decrease is primarily due to a reduction in interest resulting from a lower average debt balance due to the sale of TriMas and an approximate 0.5% reduction in average LIBOR for the comparable periods in 2003 as compared to 2002. See "Liquidity and Capital Resources" section below for additional discussion of the reduction in debt levels from fiscal 2002.

Equity loss from affiliates was approximately $0.1 million for the second quarter of 2003 versus a gain of $2.8 million for the comparable period in 2002. Other, net was approximately $3.8 million in the second quarter of 2003 versus $5.0 million in the comparable period of 2002. This is the result of a decrease in debt fee amortization due to our debt refinancing in 2002 and a decrease in accounts receivable securitization financing fees due to decreased usage of our securitization facility in the second quarter of 2003 compared with the same period of 2002.

The provision for income taxes for the second quarter of 2003 was a benefit of $1.0 million as compared with a benefit of $41.8 million for the same period of 2002. The 2002 tax amount includes a tax benefit of $24.0 million for the loss on repurchase of debentures and early retirement of term loans as a result of our debt restructuring efforts in the second quarter of 2002. The provision for both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income taxes payable, even though the Company incurred a loss for U.S. tax purposes.

Net income was approximately $0.5 million for the second quarter of 2003 compared with a net loss of approximately $14.8 million for the same period of 2002, or a $15.3 million increase. This increase is due to the factors discussed above.

Segment Information

Sales for our Chassis segment decreased 27.3% in the second quarter of 2003 versus the comparable period of 2002, primarily driven by the closure in June 2002 of one of its manufacturing facilities and the sale in May 2003 of its Fittings business, which resulted in a $4.4 million and $3.0 million decrease in sales period over period, respectively. Excluding the effect of this closed facility and sale of business, the Chassis segment's revenue decreased slightly quarter over quarter. The remaining decrease is due to lower volumes in both the heavy truck and brake bracket business and customer pricing concessions. Operating profit for the Chassis segment declined from $3.4 million in the second quarter of 2002 to $1.0 million for the same period in 2003, while Adjusted EBITDA declined from $4.6 million to $2.4 million for the same period. The vast majority of this decrease related to the closure of the manufacturing facility, the 2003 sale of the Fittings business, customer pricing concessions and decrease in volumes for the quarter.

Our Engine segment revenue increased approximately 17.9% over the prior year due principally to new product launches. Adjusting for the impact of currency fluctuations, the Engine segment's revenues increased by approximately 14.1% over the same period in 2002. Operating profit for the segment increased from $13.4 million in the second quarter of 2002 to $15.6 million for the same period in 2003, while Adjusted EBITDA increased from $19.8 million to $27.2 million for the same period. The increase is primarily attributable to the increase in sales and cost reduction efforts but is offset by customer pricing concessions, increased launch and development costs and approximately $0.5 million of incremental leasing expense.

Our Driveline segment revenue decreased 6.8% versus the comparable period of 2002, or approximately 10.4% after adjusting for currency fluctuations. In addition to the decrease in North American vehicle build for our largest two customers, the loss of certain customer contracts and continued pricing pressure from our core North American customer base contributed to the decline. Offsetting this decrease was the incremental sales associated with the acquisition of the Greensboro facility in May 2003.

The Driveline segment is rapidly working to replace the lost sales and has received contracts beginning in 2003 that are expected to help mitigate the effect of the lost business. Operating profit for the segment decreased from $16.1 million in the second quarter of 2002 to $10.2 million in the second quarter of 2003, while Adjusted EBITDA decreased from $28.5 million to $23.0 million in the first quarter of 2002 and 2003, respectively. In addition to volume declines, the primary drivers of this decrease relate to material price increases for steel and aluminum combined with price concessions to customers outweighing the manufacturing cost reductions and efficiencies we were able to achieve during the quarter. Historically, price concessions to customers have been offset by advancements in engineering or manufacturing processes that allow us to reduce costs and selling prices. However, in 2003 the impact of the Section 201 steel tariffs and increases in our cost to procure aluminum negatively impacted this historical relationship and negatively impacted our 2003 performance.

Automotive/centralized resources ("Corporate") operating loss was $6.3 million in the second quarter of 2003 versus $9.6 million for the comparable period in 2002, while Adjusted EBITDA was $(3.8) million and $(4.1) million for the second quarter of 2003 and 2002, respectively. We are beginning to realize the benefits of our shared services initiatives to centralize standard processes and reduce redundant costs throughout our Company (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc.). The majority of shared services initiatives were completed in the fourth quarter of 2002, and as a result, we have started to see a decrease in selling, general and administrative costs in the Automotive segments in 2003.

Six Months Ended June 29, 2003 Versus June 30, 2002

	(In thousands) Six Months Ended
	June 29, 2003	June 30, 2002
Sales
Automotive Group
Chassis	$63,050	$78,890
Driveline	403,760	421,270
Engine	304,800	261,590
Automotive Group	771,610	761,750
TriMas Group (1)	—	328,580
Total Company	$771,610	$1,090,330
Adjusted EBITDA and Operating Profit (2)
Automotive Group
Chassis	$4,120	$7,880
Driveline	41,850	51,660
Engine	48,040	38,090
Automotive Operating Adjusted EBITDA	94,010	97,630
Automotive/centralized resources ("Corporate")	(8,920)	(8,980)
Automotive Group Adjusted EBITDA	85,090	88,650
Depreciation and amortization	(52,710)	(47,540)
Legacy stock award expense	(1,480)	(2,900)
Automotive Group operating profit	30,900	38,210
TriMas Group Adjusted EBITDA (1)	—	62,410
Depreciation and amortization (1)	—	(16,010)
Legacy stock award expense (1)	—	(260)
Total Company operating profit	$30,900	$84,350
Total Company Adjusted EBITDA	$85,090	$151,060
Other Income and Expense and Net Loss
Other expense, net:
Interest expense	$(35,120)	$(56,620)
Loss on repurchase of debentures and early retirement of term loans	—	(62,000)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)
Equity gain (loss) from affiliates, net	(2,710)	2,330
Other, net	(5,220)	(7,680)
Other expense, net	(43,050)	(131,520)

Loss before income taxes	(12,150)	(47,170)
Income taxes (credit)	(3,260)	(38,240)
Net income (loss)	$(8,890)	$(8,930)

(1)	TriMas Group is included in our financial results through June 6, 2002, the date of our divestiture.
(2)	Adjusted EBITDA is defined as operating profit before depreciation, amortization and legacy restricted stock award expense. Adjusted EBITDA-related information is presented in the manner as defined herein because we believe it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. Operating profit is the most closely applicable financial measure calculated based on generally accepted accounting principles. However, Adjusted EBITDA-related information should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Because Adjusted EBITDA-related information is not calculated identically by all companies, the presentation in this report is not likely to be comparable to those disclosed by other companies.

Reconciliation of Operating Profit to Adjusted EBITDA

	Six Months Ended
	June 29, 2003	June 30, 2002
Automotive Group
Chassis
Operating profit	$1,350	$4,820
Depreciation and amortization	2,770	3,060
Adjusted EBITDA	4,120	7,880

Driveline
Operating profit	16,480	28,820
Depreciation and amortization	25,370	22,840
Adjusted EBITDA	41,850	51,660

Engine
Operating profit	27,290	22,140
Depreciation and amortization	20,750	15,950
Engine Adjusted EBITDA	48,040	38,090

Automotive
Operating profit	45,120	55,780
Depreciation and amortization	48,890	41,850
Adjusted EBITDA	94,010	97,630

Automotive/centralized resources ("Corporate")
Operating loss	(14,220)	(17,570)
Depreciation and amortization	3,820	5,690
Legacy stock award expense	1,480	2,900
Adjusted EBITDA	(8,920)	(8,980)

Total Automotive Group
Operating profit	30,900	38,210
Depreciation and amortization	52,710	47,540
Legacy stock award expense	1,480	2,900
Adjusted EBITDA	85,090	88,650

TriMas Group
Operating profit	—	46,140
Depreciation and amortization	—	16,010
Legacy stock award expense	—	260
Adjusted EBITDA	—	62,410

Total Company
Operating profit	30,900	84,350
Depreciation and amortization	52,710	63,550
Legacy stock award expense	1,480	3,160
Adjusted EBITDA	$85,090	$151,060

Due to the divestiture of our TriMas subsidiary in June 2002, the consolidated results for the first six months of 2003 and 2002 are not comparable. For purposes of the following discussion, TriMas results are excluded, where applicable and quantifiable, and the performance of our Automotive Group operations is discussed on a comparable basis between periods.

Our Automotive Group sales for the first six months of 2003 were $771.6 million, an increase of approximately $9.9 million or 1.3% versus the comparable period of 2002. The primary drivers of this increase were new business launches in the Engine segment, incremental sales associated with the acquisition of the Greensboro facility in May 2003 and a $23.9 million increase related to the relative strength of the euro versus the dollar in the first six months of 2003 compared to the same period in 2002. Offsetting this increase was an approximate 7.2% and 7.3% decline in North American production of our two largest customers, combined with a 1.5% decline in our customers' European vehicle production. Additionally, 2003 sales were negatively impacted by customer pricing concessions and the loss of certain customer contracts in our Driveline segment.

Gross profit was $92.0 million in the first six months of 2003 versus $200.8 million in the comparable period in 2002. Excluding our former TriMas subsidiary, gross profit was $92.0 million or 11.9% of net sales in the first six months of 2003 versus an approximate $100.2 million or 13.2% of net sales for the first six months of 2002. The $8.2 million decrease is the net combination of several offsetting factors, but primarily represents an incremental $5.2 million in depreciation expense and $1.7 million of incremental lease expense for the period.

Selling, general and administrative expenses were $55.8 million for the first six months of 2003 versus $113.3 million in the comparable period in 2002. Excluding TriMas, selling, general and administrative charges approximated $59.1 million in the first six months of 2002, or 7.8% of Automotive Group sales, versus an approximate $55.8 million in the first six months of 2003, or 7.2% of Automotive Group sales. The net decrease in selling, general and administrative expenses is primarily related to net cost saving initiatives such as the Engine segment restructuring and the movement towards shared/centralized services.

Operating profit for the Automotive Group decreased to $30.9 million, or 4.0% of sales, in the first six months of 2003 versus $38.2 million, or 5.0% of sales, in the first six months of 2002. In addition to the above discussion, incremental depreciation expense of $5.2 million, incremental lease expense of $1.7 million and restructuring efforts of $3.9 million negatively impacted 2003 results offset by operational efficiencies.

Adjusted EBITDA for the Automotive Group was $85.1 million in the first six months of 2003 versus $88.7 million in the comparable period of 2002. Restructuring efforts of $3.9 million and incremental lease expense of $1.7 million were mostly made up with improvements in our Engine segment. Other factors such as cost increases for steel and aluminum and price concessions to customers were mostly offset by operational efficiencies and reductions in our selling, general and administrative expenses.

Interest expense was approximately $35.1 million for the first six months of 2003 versus $56.6 million for the comparable period in 2002. This decrease is primarily due to a reduction in interest resulting from a lower average debt balance and an approximate 0.5% reduction in average LIBOR for the comparable periods in 2003 as compared to 2002. See "Liquidity and Capital Resources" section below for additional discussion of the reduction in debt levels from fiscal 2002.

Equity loss from affiliates was approximately $2.7 million for the first six months of 2003 versus a gain of $2.3 million for the comparable period in 2002. Other, net expense was approximately $5.2 million in the first six months of 2003 versus $7.7 million in the comparable period of 2002. This is the result of a decrease in debt fee amortization due to our debt refinancing in 2002 and a decrease in accounts receivable securitization financing fees due to decreased usage of our securitization facility in the first six months of 2003 compared with the same period of 2002.

The provision for income taxes for the first six months of 2003 was a benefit of $3.3 million as compared with a benefit of $38.2 million for the same period of 2002. The 2002 tax amount includes a tax benefit of $24.0 million for the loss on repurchase of debentures and early retirement of term loans as a result of our debt restructuring efforts in the second quarter of 2002. The provision for both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income taxes payable, even though the Company incurred a loss for U.S. tax purposes.

Net loss before cumulative effect of change in accounting principle was approximately $8.9 million for the first six months of 2003, which is consistent with the same period of 2002. These results are due to the factors discussed above.

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

Segment Information

Sales for our Chassis segment decreased 20.1% in the first six months of 2003 versus the comparable period of 2002, primarily driven by the closure in June 2002 of one of its manufacturing facilities and sale of the Fittings business in May 2003 which resulted in a $8.5 million and $3.0 million decrease in sales period over period, respectively. Excluding the effect of this closed facility and sale of business, the Chassis segment's revenue decreased $4.3 million period over period due to volume reductions and customer pricing concessions. Operating profit for the Chassis segment declined from $4.8 million in the first six months of 2002 to $1.4 million for the same period in 2003, while Adjusted EBITDA declined from $7.9 million to $4.1 million for the same period. The vast majority of the decrease related to the closure of the manufacturing facility and sale of business.

Our Engine segment revenue increased approximately 16.5% over the prior year due principally to new product launches. Adjusting for the impact of currency fluctuations, the Engine segment's revenues increased by approximately 13.1% over the same period in 2002. Operating profit for the segment increased from $22.1 million in the first six months of 2002 to $27.3 million for the same period in 2003, while Adjusted EBITDA increased from $38.1 million to $48.0 million for the same period. The increase is primarily attributable to the increase in sales and cost reduction efforts in the first six months of 2003 but is offset by customer pricing concessions, increased launch and development costs, $1.5 million of charges related to the completion of its restructuring actions initiated in mid-2002 and approximately $1.0 million of incremental leasing expense.

Our Driveline segment revenue decreased 4.2% versus the comparable period of 2002, or approximately 7.7% after adjusting for currency fluctuations. In addition to the decrease in North American vehicle build for our largest two customers, the loss of certain customer contracts and continued pricing pressure from our core North American customer base contributed to the decline. Offsetting this decrease was the incremental sales associated with the acquisition of the Greensboro facility in May 2003.

The Driveline segment is rapidly working to replace the lost sales and has received contracts beginning in 2003 that are expected to help mitigate the effect of the lost business. Operating profit for the segment decreased from $28.8 million in the first six months of 2002 to $16.5 million in the first six months of 2003, while Adjusted EBITDA decreased from $51.7 million to $41.9 million in the first six months of 2002 and 2003, respectively. In addition to volume declines, the primary drivers of this decrease relate to material price increases for steel and aluminum combined with price concessions to customers outweighing the manufacturing cost reductions and efficiencies we were able to achieve during the quarter. Historically, price concessions to customers have been offset by advancements in engineering or manufacturing processes that allow us to reduce costs and selling prices. However, in 2003 the impact of the Section 201 steel tariffs and increases in our cost to procure aluminum negatively impacted this historical relationship and negatively impacted our 2003 performance. Further impacting our Driveline segment were several operational issues experienced during the quarter ended March 30, 2003, including difficulty in launching two new products, unexpected maintenance issues in one of its high volume manufacturing facilities and the consolidation of two of its manufacturing facilities.

Automotive/centralized resources ("Corporate") operating loss was $14.2 million in the first six months of 2003 versus $17.6 million for the comparable period in 2002, while Adjusted EBITDA was $(8.9) million and $(9.0) million for the first six months of 2003 and 2002, respectively. However, we are beginning to realize the benefits of our shared services initiatives to centralize standard processes and reduce redundant costs throughout our Company (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc.). The majority of shared services initiatives were completed in the fourth quarter of 2002, and as a result, we have started to see a decrease in selling, general and administrative costs in the Automotive segments in 2003.

Liquidity and Capital Resources

Liquidity.    On July 15, 2003, our credit agreement was amended, resulting in an increase in future available liquidity. In accordance with the amended credit agreement, liquidity is anticipated to increase to approximately $140 million in the third quarter. At June 29, 2003, we had $7.1 million in cash and our funding under the accounts receivable securitization facility and revolving credit facility was zero.

Principal Sources of Liquidity.    Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility. We have significant unutilized capacity under our revolving credit facility and accounts receivable facility that may be utilized for acquisitions, investments or capital expenditure needs. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

Debt, Capitalization and Available Financing Sources.    In 2002, we entered into two arrangements to refinance our long-term debt. In the first arrangement, we issued $250 million aggregate principal amount of 11% senior subordinated notes due 2012. In connection with the 11% senior subordinated notes offering described above, we also amended and restated our credit facility to replace the original tranche A, B and C term loans with a new $400 million tranche D term loan payable in semi-annual installments of $0.5 million with the remaining outstanding balance due December 31, 2009. In addition to the term loan, the credit facility also includes a revolving credit facility with a principal commitment of $250 million. The revolving credit facility matures on May 28, 2007. The obligations under the credit facility are collateralized by substantially all of our assets and are guaranteed by substantially all of our domestic subsidiaries.

Our debt as of June 29, 2003 and December 29, 2002 is summarized below.

	(In millions)
	June 29, 2003	December 29, 2002
Senior credit facilities:
Tranche D term loan facility	$399	$399
Revolving credit facility	—	—
Total senior credit facility	$399	$399
11% senior subordinated notes, due 2012	250	250
Other debt	20	20
Total long-term debt	669	669
4.5% subordinated debentures, due 2003 (face value $98.5 million)	95	91
Other current maturities	7	9
Total debt	$771	$769

Our working capital revolver facility has a blocked availability amount sufficient to meet our 2003 maturity of the $98.5 million face value 4.5% subordinated debentures. Further, we expect to have available liquidity from our revolver and accounts receivable securitization facility to repay our current debt maturities.

At June 29, 2003, we were contingently liable for standby letters of credit totaling $43 million (including $10 million related to the acquisition of the Greensboro facility) issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

Cash Flows

Operating activities — Operating activities provided $23.9 million of cash for the first six months of 2003 as compared with a use of cash of $117.8 million in the comparable period of 2002. In 2002, we had a net payback of $167.4 million on the accounts receivable facility. Excluding this payment, operating activities decreased by $25.7 million over the comparable period, primarily due to the June 6, 2002 divestiture of TriMas. Additionally, cash flows for both periods were negatively impacted by the restricted stock award program of which final payment for this program will be made in the first quarter of 2004.

Investing activities — Investing activities resulted in a use of cash of $34.4 million for the first six months of 2003 as compared with a source of cash of $815.7 million for the comparable period of 2002. Our 2002 results are impacted by our disposition of TriMas for $840 million. Our 2003 results include the investment of $20 million in NC-M Chassis Systems, LLC joint venture, the acquisition of the Greensboro facility from Dana Corporation of $7.7 million and a reduction in sale-leaseback transactions in the first six months of 2003 as compared with 2002. These activities were offset by the disposition of our Fittings division for $22.6 million and proceeds from the sale of part of our equity investment in TriMas for $20 million. Proceeds from sale-leaseback transactions were $8.5 million for the first six months of 2003 as compared with $33.4 million for the comparable period in 2002. Capital expenditures were $57.8 million for the first six months of 2003 as compared with $57.2 million for the comparable period of 2002, or an increase of $0.6 million. 2002 capital expenditures include approximately $10 million related to TriMas prior to its disposition.

Financing activities — Financing activities resulted in a use of cash of $1.5 million for the first six months of 2003 as compared to $687.1 million in the comparable period of 2002. Our 2002 results were impacted by our disposition of TriMas, repayment of term debt, issuance of senior subordinated debt and a $38 million (net of taxes of $24 million) loss on the repurchase of the debentures and early retirement of the term loans. Cash of $77 million held in part to repay a portion of the 4.5% convertible subordinated debentures was restricted as to its use at June 30, 2002 and was reflected as an outflow of cash for the period presented. Our 2003 results reflect a net repayment of debt of $1.5 million for the first six months of the period.

Interest Rate Hedging Arrangements.    In February 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and a three month LIBOR interest rate cap and floor of 7% and 4.5%, respectively, and four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $314 million. The two interest rate collars and two of the interest rate caps totaling $200 million were redesignated to our new term loan borrowings in June 2002. The remaining two interest rate caps totaling $114 million no longer qualify for hedge accounting. Therefore, the unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002.

Off-Balance Sheet Arrangements

Our Receivables Facility.    We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to our wholly owned bankruptcy-remote, special purposes subsidiary, or MTSPC. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $2.0 million for the first six months of 2003.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At June 29, 2003, none of our $225 million receivables facility was utilized, with $89 million available based upon the amount of our outstanding eligible receivables. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

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

In November 2000, a group of investors led by Heartland and CSFB Private Equity acquired control of Metaldyne. Immediately following the November 2000 acquisition, we made restricted stock awards to certain employees of shares of our common stock. Under their terms, 25% of those shares became free of restriction, or vested upon the closing of the November 2000 acquisition and one quarter of the shares were due to vest on each January 14, 2002, 2003, and 2004. Holders of restricted stock are entitled to elect cash in lieu of 40% of their restricted stock which vested at closing and 100% of their restricted stock on each of the other dates with the shares valued at $16.90 per share, together with cash accruing at approximately 6% per annum; to the extent that cash is not elected, additional common stock valued at $16.90 per share is issuable in lieu of the 6% accretion. As a result of the elections made for the January 14, 2003 payment and restrictions under our credit facility, we paid approximately $16.3 million in cash to vested holders of restricted stock in January 2003. We are entitled to reimbursement of certain amounts from our former subsidiary TriMas, representing approximately 50% of our obligations related to these restricted stock awards and, accordingly, a receivable from TriMas is included in our consolidated balance sheet at June 29, 2003.

We also have outstanding $69.1 million in aggregate liquidation value of Series A and Series B preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% and 11.5%, respectively, per annum initially and to effect a mandatory redemption in December 2012 and June 2013, respectively. For periods that we do not pay cash dividends on the Series A preferred stock, an additional 2% per annum of dividends is accrued. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

In the November 2000 recapitalization of the Company, our shares were converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. Although no disposition of the stock of Saturn was made prior to the merger or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount, which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. All other amounts of the proceeds will be retained by us. We may seek to monetize our share of this investment in the future.

Contractual Cash Obligations.    Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations related to our recent acquisitions. The following table summarizes our fixed cash obligations over various future periods as of June 29, 2003.

	(In millions)
	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$399	$1	$2	$2	$394
11% Senior subordinated notes	250	—	—	—	250
4.5% Convertible subordinated debentures	98	98	—	—	—
Other debt	18	3	7	8	—
Capital lease obligations	9	4	5	—	—
Operating lease obligations (1)	240	31	59	49	101
Redeemable preferred stock, including accrued dividends	69	—	—	—	69
Redeemable restricted common stock (2)	16	16	—	—	—
Pension contributions (data available through 2004)	32	11	21	—	—
Contractual severance	4	2	2	—	—
Total contractual obligations	$1,135	$166	$96	$59	$814

(1)	Operating lease expense is deducted to arrive at operating profit.
(2)	Redeemable restricted common stock includes TriMas' portion, consisting of approximately 50% of total obligations, which will be reimbursed to the Company.

At June 29, 2003, we were contingently liable for standby letters of credit totaling $43 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We believe that our product warranty exposure is immaterial; however, it is continuously monitored for potential warranty implications of new and current business.

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

Critical Accounting Policies

Management has determined the following as critical accounting policies:

Use of Estimates.    The expenses and accrued liabilities or allowances related to certain policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual versus expected experience to mitigate the likelihood of material adjustments.

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

Stock-Based Compensation.    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No 123." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this

Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS No. 148 effective for the fiscal year ended December 29, 2002.

At June 29, 2003, we have one stock-based employee compensation plan, which provides for the issuance of equity-based incentives in various forms to key employees of the Company. These options have a ten-year option period and vest ratably over a three-year period from date of grant. However, the options' exercisability is limited in the circumstances of a public offering whereby the shares are required to be held and exercised after the elapse of certain time periods. As of June 29, 2003, we had stock options outstanding for 2,570,000 shares at a price of $16.90 per share.

We account for this plan under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and, accordingly, no stock option compensation expense is included in the determination of net income in the consolidated statement of operations. The weighted average fair value on the date of grant of options granted for the six months ended June 29, 2003 was zero. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on our basic and diluted earnings per share would have been a reduction of approximately $0.01 and $0.02 for the three and six months ended June 29, 2003, respectively.

Receivables and Revenue Recognition.    Receivables are presented net of allowances for doubtful accounts. We conduct a significant amount of business with a number of individual customers in the transportation industry. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts; we do not believe that significant credit risk exists. In accordance with our accounts receivable securitization, trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MTSPC, Inc., a wholly owned subsidiary. In compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," we do not recognize revenue until it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price to the buyer is fixed or determinable; and collectibility is reasonably assured. We are in compliance with SAB No. 101 as of June 29, 2003.

Fixed Assets and Other Intangibles Excluding Goodwill.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2.5% to 10%, and machinery and equipment, 6.7% to 33.3%. Amortization expense of other intangibles is approximately $10 million for the period ended June 29, 2003. The weighted average useful life of intangible assets ranges from 8.2 years to 14.9 years as of June 29, 2003. Potential impairment of these assets is evaluated by examining current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

Foreign Currency Translation.    The financial statements of subsidiaries outside of the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part represents the local currency. Transaction gains and losses are included in net earnings. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in shareholders' equity. Other comprehensive income (loss), net includes a translation gain of $20.2 million and $23.9 million for the three and six months ended June 29, 2003, respectively. For subsidiaries operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates. Translation adjustments for these subsidiaries are included in net earnings.

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

Other Loss Reserves.    We have other loss exposures, such as environmental claims, product liability, litigation, recoverability of deferred income tax benefits, and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. Where available, we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

New Accounting Pronouncements.    On December 30, 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 are classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of our adoption of SFAS No. 145, $62 million ($38 million, net of taxes of $24 million) extraordinary loss on early extinguishment of debt recorded for the six months ended June 30, 2002 has been reclassified as "loss on repurchase of debentures and early retirement of term loans" in other expense, net.

On December 30, 2002, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. Accordingly, all costs associated with exit or disposal activities will be recognized when they are incurred effective with our 2003 fiscal year. This Statement did not have a material effect on our financial condition or results of operations.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. We have completed our review of certain potential variable interest entities, which are lessors under some of our operating lease agreements, as well as our accounts receivable securitization facility, to determine the impact of FIN No. 46. We have determined that there will be no impact on our financial position or results of operations due to the adoption of this Interpretation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 (with exceptions) and for hedging relationships designated after June 30, 2003. We are currently reviewing the provisions of this Statement and will adopt it effective with the quarter ending September 28, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently reviewing the provisions of this Statement and will adopt it effective with the quarter ending September 28, 2003.

Outlook

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

Other Matters

Forward-Looking Statements

This discussion and other sections of this report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ significantly from the results discussed in such forward-looking statements. Readers should consider that various factors may affect our ability to attain the projected performance, including:

•	Dependence on Automotive Industry and Industry Cyclicality — The industries in which we operate depend upon general economic conditions and are highly cyclical.
•	Customer Concentration — Our base of customers is concentrated and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in auto consumer preferences or regulations could materially adversely affect us.
•	Challenges of Acquisition Strategy — We intend to actively pursue acquisitions and/or joint ventures but we may not be able to identify attractive acquisition and/or joint venture candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions and/or joint ventures.
•	Liquidity and Capital Resources — If we are unable to meet future capital requirements, our business may be adversely affected.
•	Dependence on Third-Party Suppliers and Manufacturers — Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could negatively affect our financial health.

•	Customer Pricing Pressures — As a result of the current market downturn and the highly competitive nature of the industries that we serve, the current trend among many of our customers is to demand significant price reductions. The commodity sections of our business, such as our forging operations, continue to receive the greatest pressure to reduce their prices.
•	Changing Technology — Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors.
•	Dependence on Key Personnel and Relationships — We depend on the services of key individuals and relationships, the loss of which would materially harm us.
•	Labor Stoppages Affecting OEMs — We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.
•	Outsourcing Trend — Our strategy may not succeed if anticipated outsourcing fails to occur due to union considerations.
•	International Sales — A growing portion of our revenue may be derived from international sources, which exposes us to certain risks.
•	Product Liability — We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.
•	Environmental Matters — Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.
•	Control by Principal Stockholder — We are controlled by Heartland, whose interests in our business may be different than yours.
•	Terms of Shareholders Agreement — Provisions of the shareholders agreement impose significant operating and financial restrictions on our business.
•	Leverage; Ability to Service Debt — We may not be able to manage our business as we might otherwise do so due to our high degree of leverage.
•	Substantial Restrictions and Covenants — Restrictions in our credit facility and under the indenture governing the exchange notes limit our ability to take certain actions.

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

Item 4.    Controls and Procedures

(a)	An evaluation was carried out by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.
(b)	There have not been any changes in our internal control over financial reporting during the last fiscal quarter to which this report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

METALDYNE CORPORATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits And Reports On Form 8-K

(A) Exhibits:

Exhibit 10.1	Amendment No. 1 to the Amended and Restated Credit Agreement.
Exhibit 10.2	Asset Purchase Agreement by and among TriMas Corporation, Metaldyne Corporation and Metalydyne Company LLC, dated May 9, 2003.
Exhibit 10.3	Fittings Facility Sublease by and between Metaldyne Company LLC and Fittings Products Co., LLC, dated May 9, 2003.
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports On Form 8-K:

We filed a current report on Form 8-K/A on March 31, 2003, reporting under Item 5, Other Events, that on December 8, 2002, Metaldyne Corporation filed a Form 8-K (the "Original 8-K") to report that it had entered into a Joint Venture Formation Agreement (the "Formation Agreement"), by and among NC-M Chassis Systems, LLC, a newly formed Delaware limited liability company, DaimlerChrysler Corporation and Metaldyne Corporation. A copy of the Formation Agreement, with certain confidential information omitted, was filed as Exhibit 10.1 to the Original 8-K. The Form 8-K/A amends the Original 8-K to provide a copy of the Formation Agreement, filed as Exhibit 10.1 to Form 8-K/A, that reflects the Company's revised confidential treatment request filed separately with the Securities and Exchange Commission.

We filed a current report on Form 8-K on May 8, 2003, reporting under Item 5, Other Events, that on January 2, 2003, Metaldyne Corporation entered into a joint venture with DaimlerChrysler Corporation, that was contemplated by the Joint Venture Formation Agreement, dated as of December 8, 2002, by and among NC-M Chassis Systems, LLC, a newly formed Delaware limited liability company, DaimlerChrysler Corporation and Metaldyne Corporation. The Form 8-K filed on May 8, 2003 provides a New Castle Pro Forma Statement of Direct Revenues and Expenses for the year ended December 31, 2002.

We filed a current report on Form 8-K on June 26, 2003, reporting under Item 4, Changes in Registrant's Certifying Accountant, that on June 20, 2003, the Audit Committee of the Board of Directors of Metaldyne Corporation approved the appointment of KPMG LLP as the Company's independent accountants, and the dismissal of PricewaterhouseCoopers LLP, which had previously served in this capacity.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALDYNE CORPORATION
Registrant
Date: August 12, 2003
	BY:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil Executive Vice President, and Chief Financial Officer (Chief Accounting Officer and Authorized Signatory)

METALDYNE CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10.1	Amendment No. 1 to the Amended and Restated Credit Agreement.
Exhibit 10.2	Asset Purchase Agreement by and among TriMas Corporation, Metaldyne Corporation and Metalydyne Company LLC, dated May 9, 2003.
Exhibit 10.3	Fittings Facility Sublease by and between Metaldyne Company LLC and Fittings Products Co., LLC, dated May 9, 2003.
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.