Form 10-Q
period 2003-09-28
METALDYNE CORP
filed 2003-11-10
CIK 745448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes                 No      X

There is currently no public market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Shares outstanding at October 31, 2003
Common stock, par value $1 per share	43,871,745

METALDYNE CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets – September 28, 2003 and December 29, 2002	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2003 and September 29, 2002	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2003 and September 29, 2002	4
	Notes to Consolidated Financial Statements	5-23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-40
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	40
Item 4.	Controls and Procedures	41
Part II.	Other Information and Signature	42-43

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
September 28, 2003 and December 29, 2002
(Dollars in thousands except per share amounts)

	September 28, 2003	December 29, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$19,130
Receivables, net:
Trade, net of allowance for doubtful accounts	159,940	147,670
Affiliates	19,190	27,820
Other	9,980	11,380
Total receivables, net	189,110	186,870
Inventories	80,670	76,820
Deferred and refundable income taxes	1,590	23,550
Prepaid expenses and other assets	38,750	29,140
Total current assets	310,120	335,510
Equity investments in affiliates	144,580	147,710
Property and equipment, net	717,260	697,510
Excess of cost over net assets of acquired companies	552,530	552,100
Intangible and other assets	268,370	286,220
Total assets	$1,992,860	$2,019,050
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$167,870	$186,440
Accrued liabilities	131,310	108,330
Current maturities, long-term debt	7,140	99,900
Total current liabilities	306,320	394,670
Long-term debt	765,440	668,960
Deferred income taxes	117,970	146,510
Other long-term liabilities	132,580	143,300
Total liabilities	1,322,310	1,353,440
Redeemable preferred stock, 545,154 shares outstanding	71,510	64,510
Redeemable restricted common stock, 0.8 million and 1.7 million shares outstanding, respectively	17,360	23,790
Less: Restricted unamortized stock awards	(530)	(3,120)
Total redeemable stock	88,340	85,180
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.7 million and 42.6 million shares, respectively	42,730	42,650
Paid-in capital	686,130	684,870
Accumulated deficit	(172,400)	(147,100)
Accumulated other comprehensive income	25,750	10
Total shareholders' equity	582,210	580,430
Total liabilities, redeemable stock and shareholders' equity	$1,992,860	$2,019,050

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net sales	$346,280	$352,150	$1,117,890	$1,442,480
Cost of sales	(311,160)	(303,910)	(990,740)	(1,193,480)
Gross profit	35,120	48,240	127,150	249,000
Selling, general and administrative expenses	(26,070)	(32,590)	(81,860)	(145,840)
Restructuring charges	(3,220)	(1,120)	(7,080)	(1,120)
Legacy restricted stock award expense	(950)	(1,050)	(2,430)	(4,210)
Operating profit	4,880	13,480	35,780	97,830
Other expense, net:
Interest expense	(18,690)	(17,780)	(53,810)	(74,400)
Loss on repurchase of debentures and early retirement of term loans	—	(6,860)	—	(68,860)
Loss on interest rate arrangements upon early retirement of term loans	—	—	—	(7,550)
Equity earnings (loss) from affiliates, net	1,130	(2,240)	(1,580)	90
Other, net	(1,250)	(1,010)	(6,470)	(8,690)
Other expense, net	(18,810)	(27,890)	(61,860)	(159,410)
Loss before income taxes and cumulative effect of change in accounting principle	(13,930)	(14,410)	(26,080)	(61,580)
Income tax benefit	(4,360)	(3,020)	(7,620)	(41,260)
Loss before cumulative effect of change in accounting principle	(9,570)	(11,390)	(18,460)	(20,320)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(36,630)
Net loss	(9,570)	(11,390)	(18,460)	(56,950)
Preferred stock dividends	2,340	3,570	6,840	6,980
Loss attributable to common stock	$(11,910)	$(14,960)	$(25,300)	$(63,930)
Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock dividends	$(0.28)	$(0.35)	$(0.59)	$(0.64)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(0.86)
Net loss attributable to common stock	$(0.28)	$(0.35)	$(0.59)	$(1.50)
Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock dividends	$(0.28)	$(0.35)	$(0.59)	$(0.64)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(0.86)
Net loss attributable to common stock	$(0.28)	$(0.35)	$(0.59)	$(1.50)

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	(Unaudited)
	September 28, 2003	September 29, 2002
Operating activities:
Net loss	$(18,460)	$(56,950)
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation and amortization	78,790	88,380
Legacy stock award expense	2,430	4,210
Debt fee amortization	1,540	4,040
Deferred income taxes	(27,220)	2,060
Non-cash interest expense (interest accretion)	5,340	11,320
Loss on interest rate arrangements	—	7,550
Equity (earnings) losses from affiliates, net of dividends	1,580	(90)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	36,630
Loss on repurchase of debentures and early retirement of term loans	—	68,860
Other, net	(6,080)	2,130
Changes in assets and liabilities, net of acquisition/disposition of business:
Accounts receivable	4,210	(60,260)
Net repayments of accounts receivable sale	—	(138,360)
Inventory	(3,940)	4,370
Deferred and refundable income taxes	32,430	(20,000)
Prepaid expenses and other assets	(10,350)	(5,510)
Accounts payable and accrued liabilities	(16,270)	(42,300)
Net cash provided by (used for) operating activities	44,000	(93,920)
Investing activities:
Capital expenditures	(82,630)	(78,970)
Proceeds from sale/leaseback of fixed assets	8,460	33,370
Disposition of businesses to a related party	22,570	840,000
Proceeds from sale of TriMas shares	20,000	—
Acquisition of business, net	(7,650)	—
Investment in joint venture	(20,000)	—
Other, net	—	(3,810)
Net cash provided by (used for) investing activities	(59,250)	790,590
Financing activities:
Proceeds of term loan facilities	—	400,000
Principal payments of term loan facilities	(1,000)	(1,112,450)
Proceeds of revolving credit facility	180,000	319,800
Principal payments of revolving credit facility	(180,000)	(319,800)
Proceeds of senior subordinated notes due 2012	—	250,000
Principal payments of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of repurchase)	—	(205,290)
Proceeds of other debt	6,690	1,120
Principal payments of other debt	(7,320)	(4,540)
Capitalization of debt refinancing fees	(2,250)	(11,590)
Penalties on early extinguishment of debt	—	(6,480)
Net cash used for financing activities	(3,880)	(689,230)
Net increase (decrease) in cash	(19,130)	7,440
Cash and cash equivalents, beginning of period	19,130	—
Cash and cash equivalents, end of period	$—	$7,440
Supplementary cash flow information:
Cash paid (refunded) for income taxes, net	$(27,700)	$(5,160)
Cash paid for interest	$39,590	$78,190

See accompanying notes to the consolidated financial statements.

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

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "2002 Form 10-K"), as amended by Item 7 of the Company's Current Report on Form 8-K filed August 25, 2003. The results of operations for the period ended September 28, 2003 are not necessarily indicative of the results for the full year.

The Company's fiscal year ends on the Sunday nearest December 31. The Company's fiscal quarters end on the Sundays nearest March 31, June 30, and September 30. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

2.    Stock Options and Awards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" effective for the fiscal year ended December 29, 2002. The following disclosure for the financial statements for the period ended September 28, 2003 assumes that the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 and related interpretations.

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

	(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net loss attributable to common stock, as reported	$(11,910)	$(14,960)	$(25,300)	$(63,930)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(400)	(470)	(1,340)	(1,410)
Pro forma net loss attributable to common stock	$(12,310)	$(15,430)	$(26,640)	$(65,340)
Loss per share:
Basic — as reported	$(0.28)	$(0.35)	$(0.59)	$(1.50)
Basic — pro forma for stock-based compensation	$(0.29)	$(0.36)	$(0.62)	$(1.53)
Diluted — as reported	$(0.28)	$(0.35)	$(0.59)	$(1.50)
Diluted — pro forma for stock-based compensation	$(0.29)	$(0.36)	$(0.62)	$(1.53)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

3.    Earnings per Share

The following reconciles the numerators and denominators used in the computations of basic and diluted earnings per common share:

	(In thousands except per share amounts)
	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Weighted average number of shares outstanding	42,730	42,650	42,730	42,650
Loss before cumulative effect of change in accounting principle	$(9,570)	$(11,390)	$(18,460)	$(20,320)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(36,630)
Net loss	(9,570)	(11,390)	(18,460)	(56,950)
Less: Preferred stock dividends	2,340	3,570	6,840	6,980
Loss used for basic and diluted earnings per share computation	$(11,910)	$(14,960)	$(25,300)	$(63,930)
Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock	$(0.28)	$(0.35)	$(0.59)	$(0.64)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(0.86)
Net loss attributable to common stock	$(0.28)	$(0.35)	$(0.59)	$(1.50)
Total shares used for basic earnings per share computation	42,730	42,650	42,730	42,650
Contingently issuable shares	—	—	—	—
Total shares used for diluted earnings per share computation	42,730	42,650	42,730	42,650
Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock	$(0.28)	$(0.35)	$(0.59)	$(0.64)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(0.86)
Net loss attributable to common stock	$(0.28)	$(0.35)	$(0.59)	$(1.50)

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2,470,000 and 2,490,000 of common shares as they are anti-dilutive at September 28, 2003 and September 29, 2002, respectively.

Contingently issuable shares, representing approximately 890,000 and 1,730,000 restricted common shares, have an anti-dilutive effect on earnings per share for the three and nine months ended September 28, 2003 and September 29, 2002, respectively.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

4.    Joint Venture

On December 8, 2002, the Company announced a Joint Venture Formation Agreement ("Agreement") with DaimlerChrysler Corporation ("DaimlerChrysler") to operate DaimlerChrysler's New Castle (Indiana) machining and forge facility. On January 2, 2003, the Company closed on this joint venture, known as NC-M Chassis Systems, LLC. In connection with the closing, DaimlerChrysler contributed substantially all of the assets of the business conducted at this facility in exchange for 100% of the common and preferred interests in the joint venture. In addition, the joint venture assumed certain liabilities of the business from DaimlerChrysler. Immediately following the contribution, the Company purchased 40% of the common interests in the joint venture from DaimlerChrysler for $20 million in cash. This investment is accounted for under the equity method of accounting, due to the Company's investment representing greater than 20% but less than 50% of the interest in the joint venture. However, with respect to the Agreement, the Company does not recognize losses in the joint venture to the extent that DaimlerChrysler provides funding for the joint venture's operations and capital expenditures.

Under the terms of the Agreement, the Company has an option to purchase DaimlerChrysler's common and preferred interests in the joint venture for $118.8 million in cash, approximately $31.7 million in principal amount of a new issue of 10-year 10% senior subordinated notes of Metaldyne and approximately $64.5 million in liquidation preference of a new series of preferred stock of Metaldyne. The Company's call option is available to be exercised once a satisfactory collective bargaining agreement regarding the new Metaldyne employees is ratified and a satisfactory collective bargaining agreement is reached with the DaimlerChrysler employees that will be leased to Metaldyne after the final stock purchase date. If Metaldyne does not exercise its call option within 20 business days of DaimlerChrysler's ratification of a satisfactory collective bargaining agreement or the Company fails to close within 120 days of the exercise because it cannot finance the acquisition, DaimlerChrysler has a call option to purchase the Company's initial investment for $1.00. If a new satisfactory collective bargaining agreement is not ratified by January 31, 2004, the Company has a put option on its equity in the joint venture at $20 million and DaimlerChrysler has a call option on the Company's equity in the joint venture at $20 million. In addition, the Company's current credit agreement requires that the Company exercise its purchase option by January 14, 2004, and that certain credit statistics are met. The Company is currently planning to exercise its purchase option prior to that date.

5.    Acquisition

On May 30, 2003, the Company acquired a facility in Greensboro, North Carolina, from Dana Corporation ("Dana") for approximately $7.7 million at closing and agreed to pay an additional $1.4 million in cash over a period of time ending on December 31, 2004. The Company may also be obligated to pay up to an additional $1.4 million in cash on December 31, 2004 depending upon the extent of new business awards at the facility. The Greensboro facility became part of the Driveline Group's Transmission and Program Management division. The Greensboro operation, which employs approximately 150 people, machines cast iron and aluminum castings, including various steering knuckles and aluminum carriers for light truck applications.

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

In addition, the Company signed a seven-year supply agreement with Dana covering all existing business at Greensboro, including right of last refusal on successor programs, as well as a commitment to award $20 million of new forging business to the Company. Dana has also issued purchase orders, to be satisfied at other of our facilities, for incremental other tube, gear and carrier business for a number of platforms.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

6.    Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. At September 28, 2003, the goodwill balance was approximately $553 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate. The initial assessment for the Automotive Group indicated that the fair value of the reporting units within the Automotive Group exceeded their corresponding carrying value. This analysis was completed again for the year ended December 29, 2002, which indicated that the fair value of these units continued to exceed their carrying values.

The initial assessment for the Company's former TriMas Group indicated the carrying value of these units exceeded their fair value. A non-cash, after tax charge of $36.6 million was taken as of January 1, 2002, related to the industrial fasteners business of TriMas. Sales, operating profits and cash flows for this TriMas owned business were lower than expected beginning in the first quarter of 2001, due to the overall economic downturn and cyclical declines in certain markets for industrial fastener products. Based on that trend, the earnings and cash flow forecasts for the next five years indicated the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, the Company recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of September 28, 2003			As of December 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$93,200	$(27,670)	8.2 years	$91,000	$(20,920)	8.2 years
Technology and Other	163,160	(31,470)	14.9 years	160,820	(23,790)	14.9 years
Total	$256,360	$(59,140)	13.6 years	$251,820	$(44,710)	13.6 years

Aggregate Amortization Expense (Included in Cost of Sales):
For the nine months ended September 28, 2003		$16,200

Estimated Amortization Expense:
For the year ending December 28, 2003		21,460
For the year ending December 31, 2004		21,460
For the year ending December 31, 2005		21,060
For the year ending December 31, 2006		21,060

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 28, 2003 are as follows:

	Chassis	Driveline	Engine	Total
Balance as of December 29, 2002	$66,590	$361,470	$124,040	$552,100
Disposition of Fittings	(5,210)	—	—	(5,210)
Impact from foreign currency	—	3,610	2,030	5,640
Balance as of September 28, 2003	$61,380	$365,080	$126,070	$552,530

7.    Disposition of Business

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

On April 2, 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company at $20 per share, the same price as it was valued on June 6, 2002. As a result of this sale, and as a result of acquisitions performed by TriMas in 2003, Metaldyne's ownership percentage in TriMas decreased to approximately 28% as of September 28, 2003.

On May 9, 2003, the Company sold its Chassis Group's Fittings division to TriMas for $22.6 million plus the assumption of an operating lease. This transaction was accounted for as a sale of entities under common control. Therefore, the proceeds in excess of the book value of $6.3 million were recorded as additional paid-in capital in the Company's consolidated balance sheet. The Fittings division, which is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications, became part of the TriMas Fastening Systems Group.

8.    Restructuring Actions

In 2001, the Company began to implement plans to integrate the three legacy companies into the Company's new vision and align the business units under the Company's new operating structure and leadership team in an effort to reformulate a cost structure more competitive in the marketplace. To facilitate these initiatives, the Company terminated 292 employees and closed unprofitable businesses and

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

plants. The majority of these actions were completed in 2001 and 2002, but some are ongoing as of September 28, 2003. All employees have been terminated under this integration action. The amounts reflected below represent total estimated cash payments, of which $3.2 million and $1.9 million are recorded in "other long-term liabilities" in the Company's consolidated balance sheet at September 28, 2003 and December 29, 2002, respectively. The remaining $4.3 million and $9.8 million are recorded in "accrued liabilities" in the Company's consolidated balance sheet at September 28, 2003 and December 29, 2002, respectively.

In June 2002, the Company announced the reorganization of its Engine Group's European operations, to streamline the engineering, manufacturing and reporting structure of its European operations. This restructuring included the closure of a manufacturing facility in Halifax, England and termination of approximately 25 employees. In addition, the Company closed a small manufacturing location in Memphis, Tennessee and restructured management within its North American engine operations, resulting in the termination of 12 employees. In the first nine months of 2003, the Company recorded additional restructuring charges relating to the termination of an additional 75 employees at certain facilities and the completion of the European operations' reorganization.

The following table provides a rollforward of the restructuring accrual related to the above restructuring actions as of September 28, 2003.

	Acquisition Related		(In thousands) 2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	Total
	Severance Costs	Exit and Integration Costs
Balance at December 29, 2002	$9,880	$540	$2,380	$—	$12,800
Cash payments	(6,690)	(330)	(1,860)	(3,490)	(12,370)
Charges to expense	—	—	—	7,080	7,080
Balance at September 28, 2003	$3,190	$210	$520	$3,590	$7,510

9.    Accounts Receivable Securitization

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $2.4 million and $3.4 million for the nine months ended September 28, 2003 and September 29, 2002, respectively, and is included in "other expense, net" in the Company's consolidated statement of operations. At September 28, 2003, the Company's funding under the facility was zero with $76 million available but not utilized. The discount rate at September 28, 2003 was 2.23% compared to 2.48% at December 29, 2002. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

10.    Inventories

Inventories by component are as follows:

	(In thousands)
	September 28, 2003	December 29, 2002

Finished goods	$24,180	$25,720
Work in process	30,370	26,230
Raw materials	26,120	24,870
	$80,670	$76,820

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

Under these agreements, the Company recognized additional interest expense of $4.9 million during the nine months ended September 28, 2003. The Company expects to recognize a portion of the $0.6 million currently included in other comprehensive income into earnings as quarterly interest payments are made.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

12.    Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the period was as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Loss before cumulative effect of change in accounting principle	$(9,570)	$(11,390)	$(18,460)	$(20,320)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(36,630)
Net loss	(9,570)	(11,390)	(18,460)	(56,950)
Other comprehensive income (loss):
Impact of TriMas disposition on foreign currency translation	—	—	—	(1,910)
Foreign currency translation adjustment	520	(3,040)	24,370	36,620
Interest rate agreements fair value adjustments	980	(1,090)	1,370	5,760
Total other comprehensive income (loss)	1,500	(4,130)	25,740	40,470
Total comprehensive income (loss)	$(8,070)	$(15,520)	$7,280	$(16,480)

13.    Commitments and Contingencies

The Company is subject to claims and litigation in the ordinary course of our business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operations.

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

In the second quarter of 2002, the Company modified its organizational structure. As a result, the Company is now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, the Company has restated sales for all prior periods to reflect this change. Adjusted EBITDA is presented using the Company's modified segment structure beginning in 2002. In addition, in 2003 the Company moved one of its European operations that had historically been part of the Chassis segment to the Engine segment, and moved one of its domestic operations that had historically been part of the Driveline segment to the Engine segment. Both periods have been adjusted to reflect these changes.

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

Segment activity for the three and nine months ended September 28, 2003 and September 29, 2002 is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Sales
Automotive Group
Chassis	$24,850	$32,600	$87,900	$111,490
Driveline	186,710	197,260	590,470	618,520
Engine	134,720	122,290	439,520	383,890
Automotive Group	346,280	352,150	1,117,890	1,113,900

TriMas Group	—	—	—	328,580
Total sales	$346,280	$352,150	$1,117,890	$1,442,480
Adjusted EBITDA
Automotive Group
Chassis	$1,710	$3,090	$5,830	$10,970
Driveline	18,020	26,630	59,860	78,290
Engine	17,920	15,790	65,960	53,890
Automotive Operating	37,650	45,510	131,650	143,150
Automotive/centralized resources ("Corporate")	(5,740)	(6,140)	(14,650)	(15,140)
Automotive Group	31,910	39,370	117,000	128,010
TriMas Group	—	—	—	62,410
Total Adjusted EBITDA	31,910	39,370	117,000	190,420
Depreciation & amortization	(26,080)	(24,840)	(78,790)	(88,380)
Legacy stock award expense	(950)	(1,050)	(2,430)	(4,210)
Operating profit	$4,880	$13,480	$35,780	$97,830

15.    New Accounting Pronouncements

On December 30, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 are classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of the Company's adoption of SFAS No. 145, $68.9 million ($43.4 million, net of taxes of $25.5 million) extraordinary loss on early extinguishment of debt recorded for the nine months ended September 29, 2002 has been reclassified as "loss on repurchase of debentures and early retirement of term loans" in other expense, net.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 (with exceptions) and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have any impact on the Company's financial condition, results of operations or required disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 15, 2003. The Company is currently reviewing the provisions of this Statement. Due to the Company being a nonpublic entity as defined in SFAS No. 150, it will adopt this Statement effective with the quarter ending March 28, 2004.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

16.    Subsequent Events

On October 20, 2003, the Company issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The Company will use the net proceeds from this offering to redeem the balance of the $98.5 million aggregate principal amount of its outstanding 4.5% subordinated debentures due in December 2003, and has repaid approximately $46.6 million of term loan debt under its credit facility.

On October 1, 2003, the Company entered into a sale-leaseback transaction for machinery and equipment with a third-party lessor. The Company received $8.5 million cash as part of this transaction.

17.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of September 28, 2003 and December 29, 2002, and for the three and nine months ended September 28, 2003 and September 29, 2002 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and
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

All investments in non-domestic subsidiaries are held directly at Metaldyne Company LLC, a wholly-owned subsidiary of Metaldyne Corporation and the guarantor subsidiaries. Equity in non-domestic subsidiary investees is included in the guarantor column of the accompanying consolidating financial information.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets September 28, 2003

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Total receivables, net	—	25,580	163,530	—	189,110
Inventories	—	52,910	27,760	—	80,670
Deferred and refundable income taxes	—	620	970	—	1,590
Prepaid expenses and other assets	—	31,310	7,440	—	38,750
Total current assets	—	110,420	199,700	—	310,120
Equity investments in affiliates	144,580	—	—	—	144,580
Property and equipment, net	—	497,430	219,830	—	717,260
Excess of cost over net assets of acquired companies	—	423,630	128,900	—	552,530
Investment in subsidiaries	525,970	232,410	—	(758,380)	—
Intangible and other assets	—	248,160	20,210	—	268,370
Total assets	$670,550	$1,512,050	$568,640	$(758,380)	$1,992,860
Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$128,130	$39,740	$—	$167,870
Accrued liabilities	—	112,530	18,780	—	131,310
Current maturities, long-term debt	—	4,680	2,460	—	7,140
Total current liabilities	—	245,340	60,980	—	306,320
Long-term debt	250,000	504,600	10,840	—	765,440
Deferred income taxes	—	95,320	22,650	—	117,970
Long-term liabilities	—	131,450	1,130	—	132,580
Intercompany accounts, net	(250,000)	9,370	240,630	—	—
Total liabilities	—	986,080	336,230	—	1,322,310
Total redeemable stock	88,340	—	—	—	88,340
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,730	—	—	—	42,730
Paid-in capital	686,130	—	—	—	686,130
Accumulated deficit	(172,400)	—	—	—	(172,400)
Accumulated other comprehensive income	25,750	—	—	—	25,750
Investment by Parent/Guarantor	—	525,970	232,410	(758,380)	—
Total shareholders' equity	582,210	525,970	232,410	(758,380)	582,210
Total liabilities, redeemable stock and shareholders' equity	$670,550	$1,512,050	$568,640	$(758,380)	$1,992,860

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended September 28, 2003

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$264,520	$81,760	$—	$346,280
Cost of sales	—	(244,110)	(67,050)	—	(311,160)
Gross profit	—	20,410	14,710	—	35,120
Selling, general and administrative expenses	—	(19,230)	(6,840)	—	(26,070)
Restructuring charges	—	(2,990)	(230)	—	(3,220)
Legacy restricted stock award expense	—	(840)	(110)	—	(950)
Operating profit	—	(2,650)	7,530	—	4,880
Other income (expense), net:
Interest expense	—	(16,130)	(2,560)	—	(18,690)
Equity earnings (loss) from affiliates, net	1,130	—	—	—	1,130
Other, net	—	(2,600)	1,350	—	(1,250)
Other expense, net	1,130	(18,730)	(1,210)	—	(18,810)
Income (loss) before income taxes	1,130	(21,380)	6,320	—	(13,930)
Income tax expense (benefit)	—	(460)	(3,900)	—	(4,360)
Equity in net income of subsidiaries	(10,700)	10,220	—	480	—
Net income (loss)	$(9,570)	$(10,700)	$10,220	$480	$(9,570)
Preferred stock dividends	2,340	—	—	—	2,340
Earnings (loss) attributable to common stock	$(11,910)	$(10,700)	$10,220	$480	$(11,910)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended September 29, 2002

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$276,260	$75,940	$(50)	$352,150
Cost of sales	—	(241,810)	(62,150)	50	(303,910)
Gross profit	—	34,450	13,790	—	48,240
Selling, general and administrative expenses	—	(27,230)	(5,360)	—	(32,590)
Restructuring charges	—	(1,120)	—	—	(1,120)
Legacy restricted stock award expense	—	(1,050)	—	—	(1,050)
Operating profit	—	5,050	8,430	—	13,480
Other income (expense), net:
Interest expense	—	(17,610)	(170)	—	(17,780)
Loss on repurchase of debentures and early retirement of term loans	—	(6,860)	—	—	(6,860)
Equity earnings (loss) from affiliates, net	(2,240)	—	—	—	(2,240)
Other, net	—	(120)	(890)	—	(1,010)
Other income (expense), net	(2,240)	(24,590)	(1,060)	—	(27,890)
Income (loss) before income taxes	(2,240)	(19,540)	7,370	—	(14,410)
Income tax expense (benefit)	—	(5,630)	2,610	—	(3,020)
Equity in net income of subsidiaries	(9,150)	4,760	—	4,390	—
Net income (loss)	$(11,390)	$(9,150)	$4,760	$4,390	$(11,390)
Preferred stock dividends	3,570	—	—	—	3,570
Earnings (loss) attributable to common stock	$(14,960)	$(9,150)	$4,760	$4,390	$(14,960)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Nine Months Ended September 28, 2003

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$860,480	$257,410	$—	$1,117,890
Cost of sales	—	(784,200)	(206,540)	—	(990,740)
Gross profit	—	76,280	50,870	—	127,150
Selling, general and administrative expenses	—	(69,800)	(12,060)	—	(81,860)
Restructuring charges	—	(5,780)	(1,300)	—	(7,080)
Legacy restricted stock award expense	—	(2,020)	(410)	—	(2,430)
Operating profit	—	(1,320)	37,100	—	35,780
Other income (expense), net:
Interest expense	—	(50,470)	(3,340)	—	(53,810)
Equity earnings (loss) from affiliates, net	(1,580)	—	—	—	(1,580)
Other, net	—	(5,310)	(1,160)	—	(6,470)
Other expense, net	(1,580)	(55,780)	(4,500)	—	(61,860)
Income (loss) before income taxes	(1,580)	(57,100)	32,600	—	(26,080)
Income tax expense (benefit)	—	(12,980)	5,360	—	(7,620)
Equity in net income of subsidiaries	(16,880)	27,240	—	(10,360)	—
Net income (loss)	$(18,460)	$(16,880)	$27,240	$(10,360)	$(18,460)
Preferred stock dividends	6,840	—	—	—	6,840
Earnings (loss) attributable to common stock	$(25,300)	$(16,880)	$27,240	$(10,360)	$(25,300)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Nine Months Ended September 29, 2002

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$897,020	$545,890	$(430)	$1,442,480
Cost of sales	—	(789,010)	(404,900)	430	(1,193,480)
Gross profit	—	108,010	140,990	—	249,000
Selling, general and administrative expenses	—	(76,240)	(69,600)	—	(145,840)
Restructuring charges	—	(1,120)	—	—	(1,120)
Legacy restricted stock award expense	—	(4,210)	—	—	(4,210)
Operating profit	—	26,440	71,390	—	97,830
Other income (expense), net:
Interest expense	—	(73,570)	(830)	—	(74,400)
Loss on repurchase of debentures and early retirement of term loans	—	(68,860)	—	—	(68,860)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)	—	—	(7,550)
Equity earnings (loss) from affiliates, net	90	—	—	—	90
Other, net	—	(6,540)	(2,150)	—	(8,690)
Other income (expense), net	90	(156,520)	(2,980)	—	(159,410)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	90	(130,080)	68,410	—	(61,580)
Income tax expense (benefit)	—	(68,370)	27,110	—	(41,260)
Income (loss) before cumulative effect of a change in accounting principle	90	(61,710)	41,300	—	(20,320)
Cumulative effect of a change in recognition and measurement of goodwill impairment	—	(36,630)	—	—	(36,630)
Equity in net income of subsidiaries	(57,040)	41,300	—	15,740	—
Net income (loss)	$(56,950)	$(57,040)	$41,300	$15,740	$(56,950)
Preferred stock dividends	6,980	—	—	—	6,980
Earnings (loss) attributable to common stock	$(63,930)	$(57,040)	$41,300	$15,740	$(63,930)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Nine Months Ended September 28, 2003

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$54,390	$(10,390)	$—	$44,000
Cash flows from investing activities:
Capital expenditures	—	(64,450)	(18,180)	—	(82,630)
Proceeds from sale/leaseback of fixed assets	—	8,460	—	—	8,460
Disposition of business	—	—	22,570	—	22,570
Proceeds from sale of TriMas shares	20,000	—	—	—	20,000
Acquisition of business, net	—	(7,650)	—	—	(7,650)
Investment in joint venture	—	(20,000)	—	—	(20,000)
Net cash provided by (used for) investing activities	20,000	(83,640)	4,390	—	(59,250)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(1,000)	—	—	(1,000)
Proceeds of revolving credit facility	—	180,000	—	—	180,000
Principal payments of revolving credit facility	—	(180,000)	—	—	(180,000)
Proceeds of other debt	—	3,730	2,960	—	6,690
Principal payments of other debt	—	(3,000)	(4,320)	—	(7,320)
Capitalization of debt refinancing fees	—	(2,250)	—	—	(2,250)
Change in intercompany accounts	(20,000)	17,160	2,840	—	—
Net cash provided by (used for) financing activities	(20,000)	14,640	1,480	—	(3,880)
Net increase (decrease) in cash	—	(14,610)	(4,520)	—	(19,130)
Cash and cash equivalents, beginning of period	—	14,610	4,520	—	19,130
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Nine Months Ended September 29, 2002

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used for operating activities	$—	$106,740	$(200,660)	$—	$(93,920)
Cash flows from investing activities:
Capital expenditures	—	(53,240)	(25,730)	—	(78,970)
Proceeds from sale/leaseback of fixed assets	—	33,370	—	—	33,370
Disposition of business	—	—	840,000	—	840,000
Other, net	—	(3,810)	—	—	(3,810)
Net cash provided by (used for) investing activities	—	(23,680)	814,270	—	790,590
Cash flows from financing activities:
Proceeds of term loan facilities	—	400,000	—	—	400,000
Principal payments of term loan facilities	—	(671,850)	(440,600)	—	(1,112,450)
Proceeds of revolving credit facility	—	319,800	—	—	319,800
Principal payments of revolving credit facility	—	(319,800)	—	—	(319,800)
Proceeds of senior subordinated notes due 2012	250,000	—	—	—	250,000
Principal payments of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of repurchase)	—	(205,290)	—	—	(205,290)
Proceeds of other debt	—	830	290	—	1,120
Principal payments of other debt	—	(3,050)	(1,490)	—	(4,540)
Capitalization of debt refinancing fees	—	(11,590)	—	—	(11,590)
Penalties on early extinguishment of debt	—	(6,480)	—	—	(6,480)
Change in intercompany accounts	(250,000)	425,300	(175,300)	—	—
Net cash provided by (used for) financing activities	—	(72,130)	(617,100)	—	(689,230)
Net increase (decrease) in cash	—	10,930	(3,490)	—	7,440
Cash and cash equivalents, beginning of period	—	(12,930)	12,930	—	—
Cash and cash equivalents, end of period	$—	$(2,000)	$9,440	$—	$7,440

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Quarter Ended September 28, 2003 Versus September 29, 2002

	(In thousands) Three Months Ended
	September 28, 2003	September 29, 2002
Sales
Chassis	$24,850	$32,600
Driveline	186,710	197,260
Engine	134,720	122,290
Total Company	$346,280	$352,150
Adjusted EBITDA and Operating Profit (1)
Chassis	$1,710	$3,090
Driveline	18,020	26,630
Engine	17,920	15,790
Automotive Operating Adjusted EBITDA	37,650	45,510
Automotive/centralized resources ("Corporate")	(5,740)	(6,140)
Total Company Adjusted EBITDA	31,910	39,370
Depreciation and amortization	(26,080)	(24,840)
Legacy stock award expense	(950)	(1,050)
Total Company operating profit	$4,880	$13,480
Other Income and Expense and Net Loss
Other expense, net:
Interest expense	$(18,690)	$(17,780)
Loss on repurchase of debentures and early retirement of term loans	—	(6,860)
Equity gain (loss) from affiliates, net	1,130	(2,240)
Other, net	(1,250)	(1,010)
Other expense, net	(18,810)	(27,890)

Loss before income taxes	(13,930)	(14,410)
Income tax benefit	(4,360)	(3,020)
Net loss	$(9,570)	$(11,390)

(1)	Adjusted EBITDA is defined as operating profit before depreciation, amortization and legacy restricted stock award expense. Adjusted EBITDA-related information is presented in the manner as defined herein because we believe it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. Operating profit is the most closely applicable financial measure calculated based on generally accepted accounting principles. However, Adjusted EBITDA-related information should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Because Adjusted EBITDA-related information is not calculated identically by all companies, the presentation in this report is not likely to be comparable to those disclosed by other companies.

Reconciliation of Operating Profit to Adjusted EBITDA

	Three Months Ended
	September 28, 2003	September 29, 2002
Automotive Group
Chassis
Operating profit	$500	$1,660
Depreciation and amortization	1,210	1,430
Adjusted EBITDA	1,710	3,090

Driveline
Operating profit	4,980	14,350
Depreciation and amortization	13,040	12,280
Adjusted EBITDA	18,020	26,630

Engine
Operating profit	8,410	7,270
Depreciation and amortization	9,510	8,520
Engine Adjusted EBITDA	17,920	15,790

Automotive/centralized resources ("Corporate")
Operating loss	(9,010)	(9,800)
Depreciation and amortization	2,320	2,610
Legacy stock award expense	950	1,050
Adjusted EBITDA	(5,740)	(6,140)

Total Company
Operating profit	4,880	13,480
Depreciation and amortization	26,080	24,840
Legacy stock award expense	950	1,050
Adjusted EBITDA	$31,910	$39,370

Our sales for the third quarter of 2003 were $346.3 million, a decrease of approximately $5.9 million or 1.7% versus the comparable period of 2002. The primary drivers of this decrease were an approximate 9% decline in North American production for General Motors, Ford and Chrysler (the "Big 3"), combined with a 3% decline in European vehicle production. Additionally, 2003 sales were negatively impacted by customer pricing concessions and the sale of our Fitting's business in May 2003, which generated $3.8 million of sales in the third quarter of 2002. Offsetting this decrease were new business launches in the Engine segment of approximately $11.1 million, $12.4 million incremental sales associated with the acquisition of the Greensboro facility and a $7.9 million increase related to foreign currency exchange.

Gross profit was $35.1 million, or 10.1% of net sales, for the third quarter of 2003 versus $48.2 million, or 13.7% of net sales, for the comparable period in 2002. The $13.1 million decrease is the net result of the reduced volumes in both North America and Europe, pricing concessions discussed above, approximately $2.0 million of launch costs, $1.3 million in costs associated with the August power outage in the Midwest and Northeast, $1.5 million in incremental lease costs, $2.0 million in steel increases and $1.3 million of incremental depreciation expense.

Selling, general and administrative expenses were $26.1 million, or 7.5% of net sales, for the third quarter of 2003 versus $32.6 million, or 9.3% of net sales, for the comparable period in 2002. The net decrease in selling, general and administrative expenses is primarily related to net cost saving initiatives such as restructuring activities and the movement towards shared/centralized services.

Operating profit for the Automotive Group decreased to $4.9 million, or 1.4% of net sales, in the third quarter of 2003 versus $13.5 million, or 3.8% of net sales, in the third quarter of 2002. In addition to the factors discussed above, the primary driver of the net decrease was $2.1 million of incremental restructuring charges related to headcount reduction actions.

Adjusted EBITDA was $31.9 million for the third quarter of 2003 versus $39.4 million for the third quarter of 2002. The decrease results from the reduced volumes, pricing concessions discussed above, approximately $2.0 million of launch costs, $1.3 million in costs associated with the August power outage in the Midwest and Northeast, $1.5 million in incremental lease costs and $2.0 million in steel increases. These factors were partially offset by operational efficiencies and reductions in our selling, general and administrative expenses.

Interest expense was approximately $18.7 million for the third quarter of 2003 versus $17.8 million for the comparable period in 2002. The $0.9 million increase is primarily due to a 1.5% higher interest rate on our bank debt resulting from the amendment completed on our credit facility in July 2003. See "Liquidity and Capital Resources" section below for additional discussion of debt in 2003 compared with 2002.

Equity earnings from affiliates was approximately $1.1 million for the third quarter of 2003 versus a loss of $2.2 million for the comparable period in 2002. Other, net was approximately $1.3 million in the third quarter of 2003 versus $1.0 million in the comparable period of 2002.

The provision for income taxes for the third quarter of 2003 was a benefit of $4.4 million as compared with a benefit of $3.0 million for the same period of 2002. The benefit for both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income taxes payable, even though the Company incurred a loss for U.S. tax purposes.

Net loss was approximately $9.6 million for the third quarter of 2003 compared with a net loss of approximately $11.4 million for the same period of 2002, or a $1.8 million decrease. This decrease is due to the factors discussed above.

Segment Information

Sales for our Chassis segment decreased 23.8% in the third quarter of 2003 versus the comparable period of 2002, primarily driven by the sale in May 2003 of its Fittings business, which resulted in a $3.8 million decrease in sales period over period. Excluding the effect of the sale of the Fittings business, the Chassis segment's revenue decreased quarter over quarter. The remaining decrease is due to lower volumes in both our heavy truck and brake bracket business driven by lower production from our customers year over year. Operating profit for the Chassis segment declined from $1.7 million in the third quarter of 2002 to $0.5 million for the same period in 2003, while Adjusted EBITDA declined from $3.1 million to $1.7 million for the same period. This decrease is primarily related to the decrease in sales, a $0.2 million of incremental leasing expense and the 2003 sale of the Fittings business.

Our Engine segment revenue increased approximately 10.2% over the prior year due principally to new product launches. Adjusting for the impact of currency fluctuations, the Engine segment's revenues increased by approximately 7.7% over the same period in 2002. Operating profit for the segment increased from $7.3 million in the third quarter of 2002 to $8.4 million for the same period in 2003, while Adjusted EBITDA increased from $15.8 million to $17.9 million for the same period. The increase is primarily attributable to the increase in sales and cost reduction efforts but is offset by customer pricing concessions, increased launch and development costs and approximately $0.6 million of incremental leasing expense.

Our Driveline segment revenue decreased 5.3% versus the comparable period of 2002, or approximately 7.8% after adjusting for currency fluctuations. In addition to the decrease in North American vehicle build for our three largest customers, the loss of certain customer contracts and continued pricing pressure from our core North American customer base contributed to the decline. Offsetting this decrease was the incremental sales associated with the acquisition of the Greensboro facility in May 2003.

The Driveline segment is rapidly working to replace the lost sales and has received contracts beginning in 2003 that are expected to mitigate the effect of the lost business. Operating profit for the segment decreased from $14.4 million in the third quarter of 2002 to $5.0 million in the third quarter of

2003, while Adjusted EBITDA decreased from $26.6 million to $18.0 million in the third quarter of 2002 and 2003, respectively. In addition to volume declines, the primary drivers of this decrease relate to material price increases combined with price concessions to customers outweighing the manufacturing cost reductions and efficiencies we were able to achieve during the quarter. Historically, price concessions to customers have been offset by advancements in engineering or manufacturing processes that allow us to reduce costs and selling prices. However, in 2003 the impact of the Section 201 steel tariffs negatively impacted this historical relationship and negatively impacted our 2003 performance. Steel price increases have contributed approximately $2 million of additional costs per quarter versus 2002 costs.

Automotive/centralized resources ("Corporate") operating loss was $9.0 million in the third quarter of 2003 versus $9.8 million for the comparable period in 2002, while Adjusted EBITDA was $(5.7) million and $(6.1) million for the third quarter of 2003 and 2002, respectively. We are continuing to realize the benefits of our shared services initiatives to centralize standard processes and reduce redundant costs throughout our Company (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc.). The majority of shared services initiatives were completed in the fourth quarter of 2002, and as a result, we have started to see a decrease in selling, general and administrative costs in the Company in 2003.

Nine Months Ended September 28, 2003 Versus September 29, 2002

	(In thousands) Nine Months Ended
	September 28, 2003	September 29, 2002
Sales
Automotive Group
Chassis	$87,900	$111,490
Driveline	590,470	618,520
Engine	439,520	383,890
Automotive Group	1,117,890	1,113,900
TriMas Group (1)	—	328,580
Total Company	$1,117,890	$1,442,480
Adjusted EBITDA and Operating Profit (2)
Automotive Group
Chassis	$5,830	$10,970
Driveline	59,860	78,290
Engine	65,960	53,890
Automotive Operating Adjusted EBITDA	131,650	143,150
Automotive/centralized resources ("Corporate")	(14,650)	(15,140)
Automotive Group Adjusted EBITDA	117,000	128,010
Depreciation and amortization	(78,790)	(72,370)
Legacy stock award expense	(2,430)	(3,950)
Automotive Group operating profit	35,780	51,690
TriMas Group Adjusted EBITDA (1)	—	62,410
Depreciation and amortization (1)	—	(16,010)
Legacy stock award expense (1)	—	(260)
Total Company operating profit	$35,780	$97,830
Total Company Adjusted EBITDA	$117,000	$190,420
Other Income and Expense and Net Loss
Other expense, net:
Interest expense	$(53,810)	$(74,400)
Loss on repurchase of debentures and early retirement of term loans	—	(68,860)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)
Equity gain (loss) from affiliates, net	(1,580)	90
Other, net	(6,470)	(8,690)
Other expense, net	(61,860)	(159,410)
Loss before income taxes	(26,080)	(61,580)
Income tax benefit	(7,620)	(41,260)
Loss before cumulative effect of change in accounting principle	(18,460)	(20,320)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(36,630)
Net loss	$(18,460)	$(56,950)

(1)	TriMas Group is included in our financial results through June 6, 2002, the date of our divestiture.
(2)	Adjusted EBITDA is defined as operating profit before depreciation, amortization and legacy restricted stock award expense. Adjusted EBITDA-related information is presented in the manner as defined herein because we believe it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. Operating profit is the most closely applicable financial measure calculated based on generally accepted accounting principles. However, Adjusted EBITDA-related information should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Because Adjusted EBITDA-related information is not calculated identically by all companies, the presentation in this report is not likely to be comparable to those disclosed by other companies.

Reconciliation of Operating Profit to Adjusted EBITDA

	Nine Months Ended
	September 28, 2003	September 29, 2002
Automotive Group
Chassis
Operating profit	$1,850	$6,470
Depreciation and amortization	3,980	4,500
Adjusted EBITDA	5,830	10,970

Driveline
Operating profit	21,450	43,170
Depreciation and amortization	38,410	35,120
Adjusted EBITDA	59,860	78,290

Engine
Operating profit	35,700	29,420
Depreciation and amortization	30,260	24,470
Engine Adjusted EBITDA	65,960	53,890

Automotive
Operating profit	59,000	79,060
Depreciation and amortization	72,650	64,090
Adjusted EBITDA	131,650	143,150

Automotive/centralized resources ("Corporate")
Operating loss	(23,220)	(27,370)
Depreciation and amortization	6,140	8,280
Legacy stock award expense	2,430	3,950
Adjusted EBITDA	(14,650)	(15,140)

Total Automotive Group
Operating profit	35,780	51,690
Depreciation and amortization	78,790	72,370
Legacy stock award expense	2,430	3,950
Adjusted EBITDA	117,000	128,010

TriMas Group
Operating profit	—	46,140
Depreciation and amortization	—	16,010
Legacy stock award expense	—	260
Adjusted EBITDA	—	62,410

Total Company
Operating profit	35,780	97,830
Depreciation and amortization	78,790	88,380
Legacy stock award expense	2,430	4,210
Adjusted EBITDA	$117,000	$190,420

Due to the divestiture of our TriMas subsidiary in June 2002, the consolidated results for the first nine months of 2003 and 2002 are not comparable. For purposes of the following discussion, TriMas results are excluded, where applicable and quantifiable, and the performance of our Automotive Group operations is discussed on a comparable basis between periods.

Our Automotive Group sales for the first nine months of 2003 were $1,117.9 million, an increase of approximately $4 million or 0.4% versus the comparable period of 2002. The primary drivers of this increase were new business launches in the Engine segment, incremental sales associated with the acquisition of the Greensboro facility in May 2003 and a $32.3 million benefit related to currency exchange. Offsetting this increase was an approximate 6.3% reduction in North American production for the "Big 3". Additionally, 2003 sales were negatively impacted by customer pricing concessions and the loss of certain customer contracts in our Driveline segment.

Gross profit was $127.2 million in the first nine months of 2003 versus $249 million in the comparable period in 2002. Excluding our former TriMas subsidiary, gross profit was $127.2 million or 11.4% of net sales in the first nine months of 2003 versus an approximate $148.2 million or 13.3% of net sales for the first nine months of 2002. The $21.0 million decrease is the net combination of several offsetting factors, but primarily represents approximately $6 million in increased steel costs, an incremental $4.9 million in depreciation expense and $3.4 million of incremental lease expense for the period.

Selling, general and administrative expenses were $81.9 million for the first nine months of 2003 versus $145.8 million in the comparable period in 2002. Excluding TriMas, selling, general and administrative charges approximated $91.5 million in the first nine months of 2002, or 8.2% of Automotive Group sales, versus an approximate $81.9 million in the first nine months of 2003, or 7.3% of Automotive Group sales. The net decrease in selling, general and administrative expenses is primarily related to net cost saving initiatives such as the Engine segment restructuring and the movement towards shared/centralized services.

Operating profit for the Automotive Group decreased to $35.8 million, or 3.2% of sales, in the first nine months of 2003 versus $51.7 million, or 3.6% of sales, in the first nine months of 2002. In addition to the factors discussed above, operating profit was negatively impacted by $6 million of incremental restructuring efforts.

Adjusted EBITDA for the Automotive Group was $117.0 million in the first nine months of 2003 versus $128.0 million in the comparable period of 2002. The incremental restructuring efforts of $6.0 million, incremental lease expense of $3.4 million and the $6 million in increased steel costs were the primary contributors to the decline. Other factors such as price concessions to customers were more than offset by operational efficiencies and reductions in our selling, general and administrative expenses.

Interest expense was approximately $53.8 million for the first nine months of 2003 versus $74.4 million for the comparable period in 2002. This decrease is primarily due to a reduction in interest resulting from a lower average debt balance and an approximate 0.6% reduction in average LIBOR for the year-to-date period in 2003 as compared to 2002. See "Liquidity and Capital Resources" section below for additional discussion of the reduction in debt levels from fiscal 2002.

Equity from affiliates was approximately a $1.6 million loss for the first nine months of 2003 versus a gain of $0.1 million for the comparable period in 2002. Other, net expense was approximately $6.5 million in the first nine months of 2003 versus $8.7 million in the comparable period of 2002. This is the result of a decrease in debt fee amortization due to our debt refinancing in 2002 and a decrease in accounts receivable securitization financing fees due to decreased usage of our securitization facility in the first nine months of 2003 compared with the same period of 2002.

The provision for income taxes for the first nine months of 2003 was a benefit of $7.6 million as compared with a benefit of $41.3 million for the same period of 2002. The 2002 tax amount includes a tax benefit of $25.5 million for the loss on repurchase of debentures and early retirement of term loans as a result of our debt restructuring efforts in the second quarter of 2002. The provision for both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income taxes payable, even though the Company incurred a loss for U.S. tax purposes. The 2003 tax benefit is primarily attributable to the U.S. net operating loss ("NOL"). This loss must be carried forward and utilized over the next 20 years. It is anticipated that this NOL will be fully utilized before expiration. All but $4.2 million of the entire 2002 NOL was carried back to prior years, resulting in a refund of approximately $37.5 million. $20 million of the tax benefit recorded in 2002 related to a change in tax law and should be refunded by the IRS in 2004.

Net loss before cumulative effect of change in accounting principle was approximately $18.5 million for the first nine months of 2003, versus $20.3 million for the same period of 2002. These results are due to the factors discussed above.

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

Segment Information

Sales for our Chassis segment decreased 21.2% in the first nine months of 2003 versus the comparable period of 2002, primarily driven by the closure in June 2002 of one of its manufacturing facilities and sale of the Fittings business in May 2003 which resulted in a $8.7 million and $6.8 million decrease in sales period over period, respectively. Excluding the effect of this closed facility and sale of business, the Chassis segment's revenue decreased $8.1 million period over period primarily due to the production decline of our domestic "Big 3" customers. Operating profit for the Chassis segment declined from $6.5 million in the first nine months of 2002 to $1.9 million for the same period in 2003, while Adjusted EBITDA declined from $11 million to $5.8 million for the same period. This decrease is related to the reduction in volumes, the closure of the Troy, Ohio manufacturing facility and sale of business.

Our Engine segment revenue increased approximately 14.5% over the prior year due principally to new product launches. Adjusting for the impact of currency fluctuations, the Engine segment's revenues increased by approximately 11.2% over the same period in 2002. Operating profit for the segment increased from $29.4 million in the first nine months of 2002 to $35.7 million for the same period in 2003, while Adjusted EBITDA increased from $53.9 million to $66.0 million for the same period. The increase is primarily attributable to the increase in sales and cost reduction efforts in the first nine months of 2003 but is offset by customer pricing concessions, increased launch and development costs, charges related to the completion of its restructuring actions initiated in mid-2002 and approximately $1.6 million of incremental leasing expense.

Our Driveline segment revenue decreased 4.5% versus the comparable period of 2002, or approximately 7.7% after adjusting for currency fluctuations. In addition to the decrease in North American vehicle build for our "Big 3" customers, the loss of certain customer contracts and continued pricing pressure from our core North American customer base contributed to the decline. Offsetting this decrease was the incremental sales of $18.7 million associated with the acquisition of the Greensboro facility in May 2003.

The Driveline segment is rapidly working to replace the lost sales and has received contracts beginning in 2003 that are expected to mitigate the effect of the lost business. Operating profit for the segment decreased from $43.2 million in the first nine months of 2002 to $21.5 million in the first nine months of 2003, while Adjusted EBITDA decreased from $78.3 million to $59.9 million in the first nine months of 2002 and 2003, respectively. In addition to volume declines, the primary drivers of this decrease relate to material price increases combined with price concessions to customers outweighing the manufacturing cost reductions and efficiencies we were able to achieve during the first nine months of 2003. Historically, price concessions to customers have been offset by advancements in engineering or manufacturing processes that allow us to reduce costs and selling prices. However, in 2003 the impact of the Section 201 steel tariffs (approximately $6 million cost increase through September in 2003 versus 2002) and increases in our cost to procure aluminum negatively impacted this historical relationship and negatively impacted our 2003 performance. Further impacting our Driveline segment were several operational issues experienced during the quarter ended March 30, 2003, including difficulty in launching two new products, unexpected maintenance issues in one of its high volume manufacturing facilities and the consolidation of two of its manufacturing facilities. These operational issues were primarily corrected in the second quarter.

Automotive/centralized resources ("Corporate") operating loss was $23.2 million in the first nine months of 2003 versus $27.4 million for the comparable period in 2002, while Adjusted EBITDA was $(14.7) million and $(15.1) million for the first nine months of 2003 and 2002, respectively. However, we are beginning to realize the benefits of our shared services initiatives to centralize standard processes and reduce redundant costs throughout our Company (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc.). The majority of shared services initiatives were completed in the fourth quarter of 2002, and as a result, we have started to see a decrease in selling, general and administrative costs in the Automotive segments in 2003.

Liquidity and Capital Resources

Liquidity.    We had $92.5 million of available funds as of September 28, 2003. Our funding under the accounts receivable securitization facility and revolving credit facility was zero.

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

Debt, Capitalization and Available Financing Sources.    In 2002, we entered into two arrangements to refinance our long-term debt. In the first arrangement, we issued $250 million aggregate principal amount of 11% senior subordinated notes due 2012. In connection with the 11% senior subordinated notes offering described above, we also amended and restated our credit facility to replace the original tranche A, B and C term loans with a new $400 million tranche D term loan payable in semi-annual installments of $0.5 million with the remaining outstanding balance due December 31, 2009. In addition to the term loan, the credit facility also includes a revolving credit facility with a principal commitment of $200 million. The revolving credit facility matures on May 28, 2007. The obligations under the credit facility are collateralized by substantially all of our assets and are guaranteed by substantially all of our domestic subsidiaries.

On October 20, 2003, we issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. We plan to use the net proceeds from this offering to redeem the balance of the $98.5 million aggregate principal amount of the outstanding 4.5% subordinated debentures due in December 2003, and have repaid $46.6 million of term loan debt under our credit facility.

Our debt as of September 28, 2003 and December 29, 2002 is summarized below.

	(In millions)
	September 28, 2003	December 29, 2002
Senior credit facilities:
Tranche D term loan facility	$399	$399
Revolving credit facility	—	—
Total senior credit facility	$399	$399
11% senior subordinated notes, due 2012	250	250
4.5% subordinated debentures, due 2003 (face value $98.5 million)	97	—
Other debt	20	20
Total long-term debt	766	669
4.5% subordinated debentures, due 2003 (face value $98.5 million)	—	91
Other current maturities	7	9
Total debt	$773	$769

Our working capital revolver facility has a blocked availability amount sufficient to meet our 2003 maturity of the $98.5 million face value 4.5% subordinated debentures. After we apply the proceeds of our recent bond offering to retire the 4.5% subordinated debentures, the blocked availability will be reduced to zero and the principal commitment on our revolving credit facility will be reduced to $200 million.

At September 28, 2003, we were contingently liable for standby letters of credit totaling $30 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

Cash Flows

Operating activities — Operating activities provided $44.0 million of cash for the first nine months of 2003 as compared with a use of cash of $93.9 million in the comparable period of 2002. In 2002, we had a net payback of $138.4 million on the accounts receivable facility. Excluding this payment, operating activities decreased by $0.4 million over the comparable period, primarily due to the June 6, 2002 divestiture of TriMas. Additionally, cash flows for both periods were negatively impacted by the restricted stock award program, of which final payment for this program will be made in the first quarter of 2004.

Investing activities — Investing activities resulted in a use of cash of $59.3 million for the first nine months of 2003 as compared with a source of cash of $790.6 million for the comparable period of 2002. Our 2002 results are impacted by our disposition of TriMas for $840 million. Our 2003 results include the investment of $20 million in NC-M Chassis Systems, LLC joint venture, the acquisition of the Greensboro facility from Dana Corporation of $7.7 million and a reduction in sale-leaseback transactions in the first nine months of 2003 as compared with 2002. These activities were offset by the disposition of our Fittings division for $22.6 million and proceeds from the sale of part of our equity investment in TriMas for $20 million. Proceeds from sale-leaseback transactions were $8.5 million for the first nine months of 2003 as compared with $33.4 million for the comparable period in 2002. Capital expenditures were $82.6 million for the first nine months of 2003 as compared with $79 million for the comparable period of 2002, or an increase of $3.6 million. 2002 capital expenditures include approximately $10 million related to TriMas prior to its disposition.

Financing activities — Financing activities resulted in a use of cash of $3.9 million for the first nine months of 2003 as compared to $689.2 million in the comparable period of 2002. Our 2002 results were impacted by our disposition of TriMas, repayment of term debt, issuance of senior subordinated debt and a $43.4 million (net of taxes of $25.5 million) loss on the repurchase of the debentures and early retirement of the term loans. Our 2003 results reflect a net repayment of debt of $1.6 million for the first nine months of the period.

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

Off-Balance Sheet Arrangements

Our Receivables Facility.    We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to our wholly owned bankruptcy-remote, special purposes subsidiary, or MTSPC. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $2.4 million for the first nine months of 2003.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At September 28, 2003, none of our $225 million receivables facility was utilized, with $76 million available based upon the amount of our outstanding eligible receivables. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

We have entered into various third party non-recourse factoring arrangements on behalf of our foreign subsidiaries.

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

In November 2000, a group of investors led by Heartland and CSFB Private Equity acquired control of Metaldyne. Immediately following the November 2000 acquisition, we made restricted stock awards to certain employees of shares of our common stock. Under their terms, 25% of those shares became free of restriction, or vested upon the closing of the November 2000 acquisition and one quarter of the shares were due to vest on each January 14, 2002, 2003, and 2004. There will be no further payments required after January 14, 2004. Holders of restricted stock are entitled to elect cash in lieu of 40% of their restricted stock which vested at closing and 100% of their restricted stock on each of the other dates with the shares valued at $16.90 per share, together with cash accruing at approximately 6% per annum; to the extent that cash is not elected, additional common stock valued at $16.90 per share is issuable in lieu of the 6% accretion. As a result of the elections made for the January 14, 2003 payment and restrictions under our credit facility, we paid approximately $16.3 million in cash to vested holders of restricted stock in January 2003. We are entitled to reimbursement of certain amounts from our former subsidiary TriMas, representing approximately 50% of our obligations related to these restricted stock awards and, accordingly, a receivable from TriMas is included in our consolidated balance sheet at September 28, 2003.

We also have outstanding $71.5 million in aggregate liquidation value of Series A and Series B preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% and 11.5%, respectively, per annum initially and to effect a mandatory redemption in December 2012 and June 2013, respectively. For periods that we do not pay cash dividends on the Series A preferred stock, an additional 2% per annum of dividends is accrued. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations.

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

Contractual Cash Obligations.    Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations related to our recent acquisitions. The following table summarizes our fixed cash obligations over various future periods as of September 28, 2003.

	(In millions) Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$399	$1	$2	$2	$394
11% Senior subordinated notes	250	—	—	—	250
4.5% Convertible subordinated debentures	98	—	—	—	98
Other debt	18	3	4	3	8
Capital lease obligations	9	4	3	2	—
Operating lease obligations(1)	230	26	58	48	98
Redeemable preferred stock, including accrued dividends	72	—	—	—	72
Redeemable restricted common stock(2)	17	17	—	—	—
Pension contributions (data available through 2004)	23	11	12	—	—
Contractual severance	7	5	2	—	—
Total contractual obligations	$1,123	$67	$81	$55	$920

(1)	Operating lease expense is deducted to arrive at operating profit.
(2)	Redeemable restricted common stock includes TriMas' portion, consisting of approximately 50% of total obligations, which will be reimbursed to the Company.

At September 28, 2003, we were contingently liable for standby letters of credit totaling $30 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We believe that our product warranty exposure is immaterial; however, it is continuously monitored for potential warranty implications of new and current business.

U.S. Pension Plans

We have replaced our existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits will no longer accrue after 2002. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age. Our 2003 defined benefit pension expense will be approximately $5.6 million and our defined contribution (profit-sharing and 401(k) matching contribution) expense will be approximately $6.8 million.

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

Goodwill.    In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which was effective for us on January 1, 2002. Fair value was determined based upon the discounted cash flows of the reporting units using a 9.5% discount. Assuming an increase in the discount rate to 12%, fair value would continue to exceed the respective carrying value of each segment.

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

At September 28, 2003, we have one stock-based employee compensation plan, which provides for the issuance of equity-based incentives in various forms to key employees of the Company. These options have a ten-year option period and vest ratably over a three-year period from date of grant. However, the options' exercisability is limited in the circumstances of a public offering whereby the shares are required to be held and exercised after the elapse of certain time periods. As of September 28, 2003, we had stock options outstanding for 2,470,000 shares at a price of $16.90 per share.

We account for this plan under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and, accordingly, no stock option compensation expense is included in the determination of net income in the consolidated statement of operations. The weighted average fair value on the date of grant of options granted for the nine months ended September 28, 2003 was zero. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on our basic and diluted earnings per share would have been a reduction of approximately $0.01 and $0.03 for the three and nine months ended September 28, 2003, respectively.

Receivables and Revenue Recognition.    Receivables are presented net of allowances for doubtful accounts. We conduct a significant amount of business with a number of individual customers in the transportation industry. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts; we do not believe that significant credit risk exists. In accordance with our accounts receivable securitization, trade accounts receivable of substantially all domestic business operations are available for sale, on an ongoing and as needed financing basis, to MTSPC, Inc., a wholly owned subsidiary. In compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," we do not recognize revenue until it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price to the buyer is fixed or determinable; and collectibility is reasonably assured. We are in compliance with SAB No. 101 as of September 28, 2003.

Fixed Assets and Other Intangibles Excluding Goodwill.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2.5% to 10%, and machinery and equipment, 6.7% to 33.3%. Amortization expense of other intangibles is approximately $16 million for the period ended September 28, 2003. The weighted average useful life of intangible assets ranges from 8.2 years to 14.9 years as of September 28, 2003. Potential impairment of these assets is evaluated by examining current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

Foreign Currency Translation.    The financial statements of subsidiaries outside of the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part represents the local currency. Transaction gains and losses are included in net earnings. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in shareholders' equity. Other comprehensive income (loss), net includes a translation gain of $0.5 million and $24.4 million for the three and nine months ended September 28, 2003, respectively. For subsidiaries operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates. Translation adjustments for these subsidiaries are included in net earnings.

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

New Accounting Pronouncements.    On December 30, 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 are classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of our adoption of SFAS No. 145, $68.9 million ($43.4 million, net of taxes of $25.5 million) extraordinary loss on early extinguishment of debt recorded for the nine months ended September 29, 2002 has been reclassified as "loss on repurchase of debentures and early retirement of term loans" in other expense, net.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 (with exceptions) and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have any impact on our financial condition, results of operations or required disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 15, 2003. We are currently reviewing the provisions of this Statement. Due to the Company being a nonpublic entity as defined in SFAS No. 150, we will adopt it effective with the quarter ending March 28, 2003.

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

Other Matters

Forward-Looking Statements

This discussion and other sections of this report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ significantly from the results discussed in such forward-looking statements. Readers should consider that various factors may affect our ability to attain the projected performance, including:

•	Dependence on Automotive Industry and Industry Cyclicality — The industries in which we operate depend upon general economic conditions and are highly cyclical.
•	Customer Concentration — Our base of customers is concentrated and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in auto consumer preferences or regulations could materially adversely affect us.
•	Challenges of Acquisition Strategy — We intend to actively pursue acquisitions and/or joint ventures but we may not be able to identify attractive acquisition and/or joint venture candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions and/or joint ventures.
•	Liquidity and Capital Resources — If we are unable to meet future capital requirements, our business may be adversely affected.
•	Dependence on Third-Party Suppliers and Manufacturers — Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could negatively affect our financial health.

•	Customer Pricing Pressures — As a result of the current market downturn and the highly competitive nature of the industries that we serve, the current trend among many of our customers is to demand significant price reductions. The commodity sections of our business, such as our forging operations, continue to receive the greatest pressure to reduce their prices.
•	Changing Technology — Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors.
•	Dependence on Key Personnel and Relationships — We depend on the services of key individuals and relationships, the loss of which would materially harm us.
•	Labor Stoppages Affecting OEMs — We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.
•	Outsourcing Trend — Our strategy may not succeed if anticipated outsourcing fails to occur due to union considerations.
•	International Sales — A growing portion of our revenue may be derived from international sources, which exposes us to certain risks.
•	Product Liability — We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.
•	Environmental Matters — Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.
•	Control by Principal Stockholder — We are controlled by Heartland, whose interests in our business may be different than yours.
•	Terms of Shareholders Agreement — Provisions of the shareholders agreement impose significant operating and financial restrictions on our business.
•	Leverage; Ability to Service Debt — We may not be able to manage our business as we might otherwise do so due to our high degree of leverage.
•	Substantial Restrictions and Covenants — Restrictions in our credit facility, under the indenture governing the exchange notes and under the indenture governing our 10% senior notes due 2013 limit our ability to take certain actions.

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

PART II. OTHER INFORMATION

METALDYNE CORPORATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits And Reports On Form 8-K

(A) Exhibits:

Exhibit 3.1	Restated Certificate of Incorporation of MascoTech, Inc.(1)
Exhibit 3.2	Bylaws of Metaldyne Corporation.(2)
Exhibit 10.1	Employment Agreement with Executive Vice President and Chief Financial Officer dated July 16, 2003.
Exhibit 10.2	Release Agreement with Former Executive Vice President and Chief Financial Officer dated July 15, 2003.
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
(2)	Incorporated by reference from the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Registration Statement on Form S-1 filed December 27, 2000.

(B) Reports On Form 8-K:

We filed a current report on Form 8-K on August 25, 2003, reporting under Item 5, Other Events, to reissue Metaldyne Corporation's financial statements and related notes for the fiscal year ended December 29, 2002, to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, among other things, requires the Company to reclassify the loss on repurchase of debentures and early retirement of term loan of $68.9 million (or $43.4 million, net of tax) originally recorded as an extraordinary loss in the December 29, 2002 financial statements to other income/expense.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALDYNE CORPORATION
(Registrant)
Date: November 10, 2003
	BY:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil Executive Vice President and Chief Financial Officer (Chief Accounting Officer and Authorized Signatory)

METALDYNE CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 3.1	Restated Certificate of Incorporation of MascoTech, Inc.(1)
Exhibit 3.2	Bylaws of Metaldyne Corporation.(2)
Exhibit 10.1	Employment Agreement with Executive Vice President and Chief Financial Officer dated July 16, 2003.
Exhibit 10.2	Release Agreement with Former Executive Vice President and Chief Financial Officer dated July 15, 2003.
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year December 31, 2000.
(2)	Incorporated by reference from the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Registration Statement on Form S-1 filed December 27, 2000.