Form 10-K
period 2003-12-28
METALDYNE CORP
filed 2004-11-12
CIK 745448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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
Title of each class
Common Stock, $1.00 par Value

Name of each exhange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer.    Yes        No

There is currently no public market for the Registrant's Common Stock.

Number of shares outstanding of the Registrant's Common Stock at November 1, 2004: 42,844,760, par value $1.00 per share.

Documents incorporated by reference: None.

PART I

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company — Safe Harbor Statements

This report contains statements reflecting the Company's views about its future performance, its financial condition, its markets and many other matters that constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this annual report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this annual report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

•	Dependence on Automotive Industry and Industry Cyclicality — The industries in which we operate depend upon general economic conditions and are highly cyclical. Our performance is affected particularly by new vehicle sales, which can be highly sensitive to changes in interest rates, consumer confidence and fuel costs. We experience sales declines during the third calendar quarter as a result of scheduled OEM shutdowns.

•	Customer Concentration — Our base of customers is concentrated among original equipment manufacturers in North America, particularly the large automotive manufacturers, and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect us.

•	Ability to Finance Capital Requirements — Our business is capital intensive. We have made substantial capital investments to improve capacity and productivity and to meet customer requirements. More investment is required to maintain and expand our future business awards. If we are unable to meet future capital requirements, our business may be materially adversely affected.

•	Increases in Costs Due to Our Supply Base and Raw Materials — Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could negatively affect our financial health and results. In particular, we have been recently adversely impacted by steel costs, which we have been unable to wholly mitigate. In addition, certain of our suppliers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for interrupted supply, unfavorable payment terms and/or higher prices. Specifically, two of our largest suppliers have recently declared bankruptcy, and are in the process of reorganizing. The effect on the Company from these bankruptcies is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

•	Our Industries are Highly Competitive — Continuing trends among our customers will increase competitive pressures in our businesses. Certain of our competitors have greater financial resources and, in some cases, we compete with our own customers. The continuing trend towards limiting outside suppliers involves significant risks, as well as opportunities, and has increased competition. We have experienced and may continue to experience adverse pricing pressures as a result.

•	Changing Technology — Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. We may require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive.

•	Challenges of Acquisition Strategy — We intend to actively pursue acquisitions and/or joint ventures but we may not be able to identify attractive acquisition and/or joint venture candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions and/or joint ventures, particularly with respect to any acquisitions outside North America.

•	Dependence on Key Personnel and Relationships — We depend on the services of key individuals, particularly our executive officers, and our relationship with our controlling stockholder. The loss of any key individual or change in our relationship with our controlling stockholder could materially and adversely harm us.

•	Labor Stoppages Affecting OEMs — We may be subject to work stoppages at our facilities or those of our principal customers or suppliers, which could materially and adversely harm us.

•	Outsourcing Trend — Our strategies may not succeed if anticipated outsourcing among automotive manufacturers fails to materialize to the extent we have assumed. Principal risks to continued outsourcing are union/labor considerations and objections.

•	International Sales — A growing portion of our revenue may be derived from international sources, which exposes us to certain risks, such as foreign trade restrictions, government embargoes, tariffs, foreign currency risks, expatriation risks and political instability.

•	Product Liability and Warranty Claims — We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage. In addition, claims may be asserted against us in respect of formerly owned operations, such as TriMas, for which we are indemnified. In the event of financial difficulties, TriMas may be unable to satisfy indemnification claims.

•	Environmental Matters — Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

•	Control by Principal Stockholder — We are controlled by Heartland, whose interests in our business may be different than other investors in the Company.

•	Terms of Stockholders Agreement — Provisions of a stockholders agreement among the majority of our stockholders impose significant operating and financial restrictions on our business without certain stockholder agreement. In the event our significant stockholders are unable to agree on certain actions, we may be materially and adversely impacted.

•	Leverage; Ability to Service Debt — We may not be able to manage our business as we might otherwise do so due to our high degree of leverage. Our high degree of leverage means that we must dedicate significant cash flow to debt service. By doing so, we will have greater difficulty in meeting other important commercial and financial obligations or in pursuing various strategies and opportunities.

•	Substantial Restrictions and Covenants — Restrictions in our debt instruments limit our ability to take certain actions, including to incur further debt, finance capital expenditures, pay dividends and sell or acquire assets or businesses. These restrictions may prevent us from taking actions in the interests of our securityholders. In addition, our ability to comply with our financial covenants in our debt instruments may be impacted by numerous matters, including matters beyond our control. In the event we are unable to satisfy these covenants in the future, we will be in default and may be materially and adversely impacted.

•	Implementation of Control Improvements — We have not yet completed implementation of our current plans to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our independent auditors and take other actions to meet our 2005 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002.

•	Impact of Restatement — The disclosure of the restatement and weaknesses in our internal control over financial reporting may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to the restatement and our control weaknesses is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosures or otherwise. In addition, as described further in Item 6 of this Form 10-K, the Company has not presented certain information for periods prior to the acquisition of the Company in November 2000 in the "Selected Financial Data" tables. We have requested a waiver from the Securities and Exchange Commission for relief from this requirement. However, it is possible that the Staff may not grant such relief, in which case the Company may be required to amend this report to include such information. Because the necessary financial information for the periods prior to the Company's recapitalization date is not available, it is uncertain whether the Company could comply with such a requirement. Should that be the case, our filing would continue to be deficient and we would not have access to the public debt and equity markets.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

There are few published independent sources for data related to the markets for many of our products. To the extent we are able to obtain or derive data from independent sources, we have done so. In particular, we used a report produced by the Ducker Research Company, Inc. profiling North American Forging, Foundry and Machinery Industries prepared in 2000 for Heartland Industrial Partners, L.P., our largest shareholder. To the extent information in the Ducker Report is dated, we have expressed our belief by extrapolating data from the Ducker Report using other publicly available information about the competitors and products addressed in the Ducker Report. To the extent information is otherwise not obtained or derived from independent sources, we have expressed our belief based on our own internal analyses and estimates of our and our competitors' products and capabilities. We note that many of the industries in which we compete are characterized by competition among a small number of large suppliers. Industry publications and surveys and forecasts that we have used generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying assumptions or bases for any such information. In general, when we say we are a "leader" or a "leading" manufacturer or make similar statements about ourselves, we are expressing our belief that we formulated principally from our estimates and experiences in, and knowledge of, the markets in which we compete. In some cases, we possess independent data to support our position, but that data may not be sufficient in isolation for us to reach the conclusions that we have reached without our knowledge of our markets and businesses.

In addition to the foregoing, readers of this annual report are cautioned that, prior to the announcement of the Independent Investigation referred to herein, the Commission provided the Company with comments in the ordinary course on its filings under the Securities Exchange Act of 1934 as amended. The Company believes that it has supplementally or in this report adequately responded to the Staff's comments on the Company's filings. However, it is entirely possible that disclosure may change as a result of the Commission's review of this filing and the Company's responses to those comments. In addition, the Company has not included certain historical selected financial data, as discussed under Item 6 of this annual report, and the Commission may comment that this Form 10-K must be amended for the inclusion of such information.

Item 1.    Business.

Metaldyne Corporation ("Metaldyne" or "the Company") is a leading global manufacturer of highly engineered metal components for the global light vehicle market. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications. We serve approximately 200 automotive and industrial customers, with our top ten customers representing approximately 65% of our total 2003 sales.

Our products are sold primarily to both North American and international light vehicle original equipment manufacturers, or OEMs, and Tier I component assemblers and provide content for approximately 90% of the top 40 NAFTA light vehicles produced in 2003. Tier I component assemblers are direct suppliers to OEMs of integrated modules, such as a complete engine assembly or drivetrain assembly. Our metal forming processes include cold, warm and hot forging, forged and conventional powder metal, tubular fabrications and precision-aluminum die castings. In addition, we perform design, engineering, machining, finishing and assembly functions. At December 28, 2003, we had approximately 7,000 employees and more than 40 owned or leased manufacturing facilities worldwide.

In North America, we believe that we have leading market shares in several of our products. We are the largest independent forming company, the second largest independent "machining and assembly" supplier, and one of the largest powder metal manufacturers for light vehicle applications. We believe our scale and combined capabilities represent a significant competitive advantage over our competitors, many of which are smaller and do not have the ability to combine metal forming with machining and sub-assembly capabilities. Our customers include BMW, Dana, DaimlerChrysler, Ford, General Motors, Delphi, Honda, New Venture Gear, Nissan, Renault, Toyota, TRW and Visteon.

We have organized our businesses into three principal product segments: Driveline, Engine and Chassis segments.

Driveline Segment.    Driveline is a leading independent manufacturer of components, modules and systems, including precision shafts, hydraulic controls, hot and cold forgings and integrated program management used in a broad range of transmission applications. We believe that we have leading market shares in several product areas, including transmission and transfer case shafts, transmission valve bodies, cold extrusion and Hatebur hot forgings.

Engine Segment.    Engine is a leading supplier of a broad range of engine components, modules and systems. The segment manufactures powder metal, forged and tubular fabricated products used for a variety of applications, including balance shaft modules and front cover assemblies. We believe that we have leading market shares in forged powder metal connecting rods.

Chassis Segment.    Chassis is a leading supplier of components, modules and systems used in a variety of engineered chassis applications, including wheel-ends, knuckles and mini-corner assemblies. This segment utilizes a variety of machining and assembly processes and technologies. We apply full-service integrated machining and assembly capabilities to an array of chassis components.

Recent Developments

Restatement of Financial Statements and Completion of Independent Investigation — In September 2004, the Company announced the completion of an Independent Investigation into certain accounting matters (the "Independent Investigation") and management and the audit committee's determination that certain previously issued financial statements required restatement. The Company's financial statements for fiscal years 2001 and 2002 included in this Form 10-K have been restated to reflect adjustments to previously reported information on Form 10-K, as described herein. In addition, we will be filing amendments to our quarterly reports on Form 10-Q for the first three quarters of fiscal 2003 concurrent with the filing of our 2004 Form 10-Q's. While certain of the matters that are the subject of the restatement would affect periods prior to 2001, the Company has not presented such periods prior to the acquisition of the Company in November 2000 in "Selected Financial Data" in this Form 10-K for reasons discussed under Item 6. In the interest of filing this Form 10-K as promptly as possible, the Company has omitted such financial data due to the material difficulties the Company has encountered in determining the adjustments necessary to prepare the financial statements for these periods. The Company has requested a waiver of the requirement for such information from the Securities and Exchange Commission. The restatement adjustments address [1] inappropriate actions taken at the Sintered Division by correcting overstated balances for property, plant and equipment and recognizing lower depreciation expense and recognizing the continuing effect of adjustments made in prior periods on previously reported balances of other accounts such as accounts payable and accounts receivable; [2] the correction of certain journal entries, primarily relating to the "smoothing" of earnings through adjustments to certain tooling, accrual and allowance accounts, identified by the Independent Investigation; and [3] other adjustments identified during the Company's review. Reference is made to Item 8, Note 2 to the Company's audited consolidated financial statements included herein for greater detail on these restatement adjustments.

The following table presents the impact of the restatement adjustment for the nine months ended September 28, 2003 and the years ended December 29, 2002 and December 31, 2001.

	(In millions, all amounts before taxes)
	Nine Months Ended September 28, 2003
		2002	Year Ended 2001	Total
Sintered restatement	$(2.2)	$(4.7)	$0.9	$(6.0)
Tooling, accrual and allowance analysis	(0.2)	(0.6)	0.2	(0.6)
Other adjustments	(0.7)	—	(0.2)	(0.9)
Income tax effect	1.1	2.0	(0.4)	2.7
Net adjustments	$(2.0)	$(3.3)	$0.5	$(4.8)

In addition, the Company has recorded a restatement adjustment to increase goodwill by approximately $22 million as of the November 2000 acquisition date of the Company. The goodwill adjustment primarily reflects a correction to decrease fixed assets and increase accounts payable balances, net of related tax effects, at the date of November 2000 recapitalization of the Company.

The Company has been in contact with the Securities and Exchange Commission concerning the status of the Independent Investigation. The Company has not been advised that the Commission will conduct a formal investigation into the facts and circumstances giving rise to the restatement. If such an investigation is conducted, the Company cannot predict the outcome of such an inquiry.

The restatement arose primarily out of information obtained through an investigation conducted by an independent director of the Company, with the assistance of an independent counsel, Sidley Austin Brown & Wood LLP, and the forensic accounting group of Deloitte & Touche LLP. The investigation was initiated as a result of certain admissions made by an employee of the Company and information obtained by the Company's internal audit staff. This investigation expanded beyond its initial focus on overstatements and understatements of income at the Company's Sintered Division into accounting practices in other areas of the Company concerning the smoothing of earnings through use of accrual and allowance accounts and the recognition of tooling income. The Independent Investigation covered the period from 2001 through 2003, although certain activites and practices in question were initiated during, or related to, periods prior to the acquisition of the Company by its current controlling stockholders in November 2000. As discussed further in Item 9A of this Form 10-K, the Independent Investigation revealed a number of weaknesses with financial controls and the Company has implemented, or adopted plans to implement, a number of measures intended to address these matters of weakness and will continue to consider further measures. Remedial measures to compensate for the weaknesses identified by the Independent Investigation include additional oversight, centralized reconciliations and personnel realignments.

Recent Bank Waivers and Amendment — In connection with obtaining recent waivers under our senior credit facility pertaining to our inability to provide audited financial statements during the course of the Independent Investigation and the restatement discussed above, the Company obtained a waiver through November 15, 2004, of the default of a covenant caused by the delay in filing of our first and second quarter 2004 financial statements and our audited financial statements for 2003. We also requested and received a modification to increase our leverage covenant from 4.50x to 4.75x for the fourth quarter of 2004.

Effect of Independent Investigation on Covenants and Liquidity — Due to the delay in filing our financial statements as a result of the Independent Investigation and the restatement, we were required to seek waivers from our senior bank group, accounts receivable financing providers and certain lessors under sale-leaseback arrangements. Furthermore, prior to this filing, we did not comply with a covenant related to the delivery of financial statements for our 11% senior subordinated notes due in 2012 and the 10% senior notes due in 2013. However, we have not received a notice of default from either the trustee or the holders of such notes for either of these two securities. During this time period, we have continued to have adequate access to our accounts receivable securitization and revolving credit facilities. Upon completion and delivery of our financial statements to the SEC (Form 10-K for 2003 and Form 10-Q for the first two quarters of 2004), we will no longer require extensions of these waivers, or be in violation of any covenants on our notes discussed above.

New Castle Acquisition — We completed a transaction with DaimlerChrysler Corporation ("DaimlerChrysler") that transferred full ownership of the New Castle Machining and Forge ("New Castle") manufacturing operations to Metaldyne on December 31, 2003. Throughout 2003, New Castle was managed as a joint venture between Metaldyne and DaimlerChrysler, known as NC-M Chassis Systems, LLC. The New Castle facility manufactures suspension and powertrain components for Chrysler, Jeep and Dodge vehicles. In addition, Metaldyne has launched initiatives to expand the customer base beyond DaimlerChrysler. The New Castle manufacturing operations are part of our Chassis segment. This facility has over 900 employees, with annual revenue of approximately $400 million in 2003. This acquisition considerably expanded the Company's technical capacity, manufacturing capacity and vehicle content in its Chassis segment.

Divestiture — On February 1, 2004, we completed the sale of two aluminum die casting facilities and the associated businesses within our Driveline segment to Lester PDC, Limited. These two facilities had 2003 combined sales of approximately $60 million and an operating loss of approximately $9 million.

Restructuring Activity — In the fourth quarter of 2003, we initiated several restructuring plans to realign our cost base at corporate headquarters and within the Driveline segment. The total charge incurred as a result of these actions was $6.8 million, and represents primarily severance actions for redundant employees. Specifically, our corporate human resources, information technology and sales forces were restructured to reduce salary headcount. Our Driveline segment reduced staffing at its forging operations and administrative departments to eliminate redundant positions and realign its cost base to reflect the pending sale of the two aluminum die casting facilities and reduced sales volume in the forging business.

Market Opportunities and Growth Strategies

In order to reduce costs and consolidate volume with full scale suppliers, we believe OEMs and Tier I suppliers will continue to seek to outsource the design, manufacture and assembly of fully integrated, modular assemblies of metal parts in engine, transmission and chassis. We believe that the following favorable market factors have driven and will continue to drive the domestic OEM's desire to continue outsourcing:

•	in many cases, full-scale suppliers have lower production costs than OEMs and are able to provide significant cost reduction opportunities;

•	OEMs are consolidating their supply base among global, full service suppliers capable of meeting the OEM's needs uniformly across their geographic production base; and

•	emissions, fuel economy and customer preferences are driving the design of a new generation of components for engine, transmission and chassis applications to increase efficiency and performance and to reduce weight.

Our strategy is to take advantage of our leading market position in the manufacture of highly engineered metal components to (i) expand our leadership as a supplier of high-quality, low-cost metal formed components, and (ii) become one of the leading suppliers of high-quality low-cost metal formed assemblies and modules, to the global light vehicle industry. Key elements of our strategy include the following:

•	Focus on Full-Service, Integrated Supply Opportunities. By offering a full complement of metal solutions, we believe we provide OEMs with "one-stop" shopping to optimize weight, cost, stress, durability, fatigue resistance and other metal component attributes of products. We believe that our capabilities in engineering, design, machining and assembly position us to capture a greater share of the "value chain" and deliver to customers finished assemblies and modules rather than independent parts. Currently, OEMs satisfy a significant portion of their metal forming and assembly requirements with in-house production and assembly of purchased components. We believe that, as OEMs seek to outsource the design and manufacture of parts, they will choose suppliers with expertise in multiple metal-forming technologies and the ability to design, engineer and assemble components rather than supply independent parts. We believe that it is widely accepted within our industry that OEM's and Tier 1 suppliers will continue to seek to outsource the design, manufacture and assembly of metal parts in engine, transmission and chassis. For example, the principal purpose of our recent acquisition of the New Castle, Indiana facility from DaimlerChrysler was to allow DaimlerChrysler to outsource to us items previously manufactured in-house. We intend to enhance our strengths in forged steel, powder metal and precision-aluminum die cast components by adding additional engineering design and machining and assembly capabilities.

•	Increase Content Per Vehicle. We are aggressively pursuing new business opportunities to supply a large portion of value-added content utilizing our integrated capabilities. These opportunities can result in significant increases in content per vehicle on related programs. For example, where we used to produce and sell a balance shaft for approximately $15 per unit, we have now been awarded the entire balance shaft module for approximately $70 per unit on the future model of this same vehicle.

In 2003, our content per vehicle in North America was approximately $75 and we expect to materially increase our content per vehicle as a result of new business awards that we are pursuing. Prior to our acquisitions of Simpson Industries in late 2000 and GMTI in early 2001, we primarily marketed single components, such as individual gears or shafts. As a result of these acquisitions and significant additional investment in our engineering and design groups, we have enhanced our capabilities in process technology which allows us to make entire sub assemblies and modules that may, for example, be composed of many component gears or shafts. We have been actively marketing these increased capabilities over the last several years and have been successful in increasing our content on future Drivetrain, Chassis and Engine platforms.

•	Leverage Our Engineering, Design and Information Technology Capabilities. We believe that in order to effectively develop total metal component and assembly solutions, research, development and design elements must be integrated with product fabrication, machining, finishing and assembly. We believe that our scale and product line relative to most of our competitors enable us to efficiently invest in engineering, design and information capabilities. For example, we designed and developed a front engine module that integrates multiple components into one fully tested end item that increased the products' performance and durability while reducing noise/vibration effects and overall system costs.

•	Continue To Pursue Cost Savings Opportunities And Operating Synergies. We have pursued, and will continue to pursue, cost savings that enhance our competitive position in serving OEMs and Tier I suppliers. In 2002 and 2003, we implemented a comprehensive shared services platform for a range of overhead functions including finance, information technology, procurement and human resources. We believe the shared services program will improve management information and result in significant future cost savings. We also believe that shared services will allow us to better utilize our working capital due to centralized management of accounts payable, accounts receivable and payroll activities. We believe we have additional opportunities to improve our margins as we achieve operating synergies with increased volumes and continue to vertically integrate our machining and assembly capacity with our metal forming abilities.

•	Pursue Strategic Combinations And Global Expansion Opportunities. We plan to continue to pursue acquisitions that strategically expand our metal and process capabilities and contribute to our geographic diversity and market share. Global expansion is an important component of our growth strategy since a significant portion of the global market for engineered metal parts is outside of North America. Furthermore, as OEMs continue to consolidate their supply base, we believe they are seeking global suppliers that can provide seamless product delivery across their geographic production regions. Our ability to execute this strategy may be limited by restrictions within our credit agreement.

Operating Segments

The following table sets forth for the three years ended and as of December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), the net sales, operating profit, Adjusted EBITDA and net assets for our operating segments. GMTI results have been included since January 4, 2001, and TriMas results are included up to its divestiture on June 6, 2002.

	Net Sales (In thousands)
	2003	2002	2001
		(Restated)(1)	(Restated)(1)
Automotive Group
Chassis	$117,080	$143,650	$137,050
Driveline	790,750	807,010	789,720
Engine	600,370	512,960	474,020
Automotive Group	1,508,200	1,463,620	1,400,790
TriMas Group (2)	—	328,580	726,600
Total Sales	$1,508,200	$1,792,200	$2,127,390

	Operating Profit (In thousands)
	2003	2002	2001(3)
		(Restated)(1)	(Restated)(1)
Automotive Group
Chassis	$820	$8,190
Driveline	12,740	54,730
Engine	49,700	32,740
Automotive Operating	$63,260	$95,660	$83,890
Automotive/centralized resources ("Corporate")	(42,960)	(33,090)	(25,440)
Automotive Group	20,300	62,570	58,450
TriMas Group (2)	—	46,140	69,490
Total operating profit	$20,300	$108,710	$127,940

	Adjusted EBITDA(4) (In thousands)
	2003	2002	2001(3)
		(Restated)(1)	(Restated)(1)
Automotive Group
Chassis	$6,650	$13,520
Driveline	71,590	100,590
Engine	87,480	63,370
Automotive Operating Adjusted EBITDA	$165,720	$177,480	$180,750
Automotive/centralized resources ("Corporate")	(31,720)	(17,250)	(11,730)
Automotive Group	$134,000	$160,230	$169,020
TriMas Group (2)	—	62,400	126,470
Total Adjusted EBITDA	$134,000	$222,630	$295,490

	Total Assets (In thousands)
	2003	2002	2001
		(Restated)(1)	(Restated)(1)(2)(3)
Automotive Group
Chassis	$121,260	$148,260
Driveline	953,520	865,120
Engine	733,920	653,700
Automotive Group	1,808,700	1,667,080	$1,193,390
TriMas Group	—	—	1,087,990
Corporate	203,160	350,910	665,380
Total	$2,011,860	$2,017,990	$2,946,760

(1)	See Item 8, "Financial Statements and Supplementary Data" Note 2 to the Company's audited consolidated financial statements regarding the restatement of the Company's previously issued financial statements for the fiscal years ended December 29, 2002 and December 31, 2001.

(2)	TriMas Group is included in our financial results through June 6, 2002, the date of its divestiture. Subsequent to June 6, 2002, our equity share in TriMas' earnings (loss) is included in "Automotive/centralized resources ("Corporate")."

(3)	Due to an organizational change that occurred in the beginning of 2002, it is impracticable to present operating profit and Adjusted EBITDA for each of our segments in prior periods. During this reorganization, we moved from a process organization (forgings, machining, castings) to a product line organization. As a result, we restructured our overhead expenses to fit this new organization and moved some products between facilities to accommodate the new product line focus.

(4)	See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete reconciliation of Adjusted EBITDA to net loss. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairments, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

Our three segments seek to provide innovative, cost-effective solutions by using a range of metals and processes. By having a range of metals and processes, we are not committed to a single solution and we are able to optimize the range of functionality, durability, quality, cost and weight for our customers. Various metals and processes that we utilize are described below:

Forging.    This operation is part of our Driveline segment. We offer expertise in all forging processes, including hot, warm and cold forging. At our Royal Oak, Michigan facility, we have North America's largest concentration of Hatabur/Hotmatics hot forging machines. These state-of-the-art machines forge concentric parts using the full range of carbon and alloy steels into finished shapes at rates from 70 to 120 pieces per minute. Hot forging processes deliver high-volume products, including transmission and transfer case components such as gear blanks and bearing races, as well as wheel-end components such as wheel hubs and spindles. For parts requiring a higher degree of precision than hot forging, we offer complete warm forging capabilities. Warm forging is ideal for producing complex shapes with desirable grain flow, refined surface finishes and tighter dimensional controls. Some examples of current production include net-formed differential side gear and pinions, CV-Joint races and "spiders" and differential stem pinions. Warm forging eliminates the need for heat treat normalizing, allowing near-net to net-shaped components to be produced without a structural change in the raw material. We are capable of processing 300 million precision cold forged parts annually using low carbon through medium carbon and alloy steels. Examples of precision cold forged components produced with near-net and net tolerances include transmissions, turbine shafts and transfer case shafts with internal and external splines. Our cold forging processes yield products that deliver near-net and net tolerances to minimize additional machining, yet offer enhanced physical properties and a refined surface finish.

Powder Metal.    This operation is part of our Engine segment. We manufacture a wide range of both forged powder metal and conventional, processed, powder metal products for the transportation industry. In addition, we believe we have an 80% share of the NAFTA market for forged powder metal engine connecting rods, and we manufacture a full range of conventionally sintered powder metal components, including engine bearing caps, transfer case sprockets, rocker arm fulcrums and torque converter hubs. Certain forged and casted steel processes are being replaced by powder metal technology because of its superior performance, lighter weight and value. By offering tight tolerances plus net and near-net capabilities, our powder metal components can significantly reduce the need for machining.

Tubular Fabrications.    This operation is part of our Engine segment. We supply high quality tubular products for exhaust, engine and fuel systems. Our extensive engineering and manufacturing technologies include CNC bending, laser cutting and robotic welding. These capabilities enable us to fabricate a wide range of tubular products, including exhaust manifolds, downpipes, crossover pipes, turbo exhaust tubes, fluid lines and specialty tubular products. The advantages of our tubular fabrications are found in the use of stainless steel versus cast iron, which allow for reductions in weight and heat absorption, while enhancing performance and durability.

Machining and Assembly.    We have machining and assembly operations in each of our three segments. We design and manufacture precision-engineered components and modular systems for passenger and sport utility vehicles, light- and heavy-duty trucks and diesel engines. We believe that we provide cost effective, quality assured assemblies and modules that allow the customer to build engines and vehicles faster and more efficiently.

•	Engine Segment. We design and manufacture torsional crankshaft dampers, which reduce and eliminate engine and drivetrain noise and vibration. We produce integrated front engine cover assemblies that combine items such as the oil and water pumps. This integrated solution provides OEMs with a simplified process by which to attach the water and oil pumps to the front engine cover subsystem thereby lowering the assembly costs. Modular engine products include oil pumps, balance shaft modules, front engine modular assemblies and water pumps, all of which impact engine durability, reliability and life expectancy.

•	Chassis Segment. We produce wheel spindles, steering knuckles and hub assemblies, all of which are key components affecting the smoothness of a driver's ride and the handling and safety of an automobile. We apply full-service integrated machining and assembly capabilities to metal-based components to provide the customer with value-added complete components, assemblies and modules.

•	Driveline Segment. We design, machine and assemble a variety of products including transfer case subassemblies, gear machining and assemblies, transmission modules and differential cases.

Customers

In 2003, approximately 51% of our sales were direct to OEMs. Sales to various divisions and subsidiaries of Ford Motor Company, DaimlerChrysler Corporation, General Motor Corporation and New Venture Gear accounted for a significant portion of our net sales, summarized below. Except for these sales, no material portion of our business is dependent upon any one customer, although we are generally subject to those risks inherent in having a focus on automotive products.

	2003		(In thousands) 2002*		2001*
			(Restated)		(Restated)
Customer	$	%	$	%	$	%
Ford Motor Company	$254	16.9%	$257	17.5%	$232	16.6%
DaimlerChrysler Corporation	158	10.5%	175	12.0%	145	10.4%
General Motors Corporation	156	10.3%	176	12.0%	181	12.9%
New Venture Gear	124	8.2%	168	11.5%	164	11.7%
Automotive Group largest customers	692	45.9%	776	53.0%	722	51.6%
Automotive Group other net sales	816	54.1%	688	47.0%	679	48.4%
Total Automotive Group net sales	$1,508	100.0%	$1,464	100.0%	$1,401	100.0%

*	Excludes net sales to TriMas prior to our June 6, 2002 divestiture.

We typically pursue new business opportunities that feature long-term, high-volume commitments to produce highly engineered components with extensive machining and assembly requirements that are ready for installation when they reach our customers' production lines. We work closely with our customers to facilitate meaningful communication that helps our engineers identify product needs and anticipate design development. We distribute and sell our products principally to domestic and transplant OEMs and Tier 1 suppliers in North America and Europe through our own sales force. In connection with our December 2003 acquisition of New Castle, we entered into a multi-year supply agreement with DaimlerChrysler that provides us with pricing protection on products as of the date of acquisition, and special rights on bidding for additional new business with DaimlerChrysler.

New Business

From January 2001 through December 2003, we received over 220 new business awards that support future product programs beginning from 2001 through 2008. The awards extend for up to 10 years, and include metal-formed components, assemblies and modules for OEMs and Tier I customers' chassis, driveline and engine applications. Based on the sales forecast for our customers, as of December 28, 2003, our forecasted cumulative backlog approximates $900 million through 2008, which is the combination of approximately $460 million of awarded programs and approximately $440 million of programs we have identified as highly probable of being awarded but for which we have not yet received a firm purchase order.

Materials and Supply Arrangements

Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. The primary goods and materials that we procure are various forms of steel and steel processing (e.g. bar, stainless, flat roll, heat-treating), powder metal, secondary and processed aluminum, castings, forgings and energy.

We are sensitive to price movements in our raw material supply base and have therefore secured one-year or longer-term supply contracts for most of our major raw material purchases to protect against inflation and to reduce our raw material cost structure. We purchase 100% of our steel pursuant to one-year or longer-term agreements. These agreements set forth the projected amount of steel that we will buy in the next one to two-year periods. These contracts are established based upon an estimated usage amount for the term of the agreement and do not contain volume commitments. Only a significant usage variation to the contractual amount prior to the end of the contract would require the Company or our supplier to renegotiate the supply agreement. The contracts generally contain a pass through provision to reflect price movements of certain steel ingredient or alloy prices such as steel scrap, nickel and Molybdenum. This pass through is generally based on an average price for these commodities and, for the majority of our steel suppliers, is on a three-month lag (i.e. current average price movements are not reflected in the price until three months forward). We expect 2004 purchases of steel to approximate $180 million (principally Driveline segment), and aluminum (principally Driveline segment) and powder metal (principally Engine segment) to approximate between $40 and $50 million each.

For material purchases other than steel, suppliers have typically agreed to price reductions between 0% and 5% of the total purchase price, which are negotiated annually. This price reduction is based upon the quote price as agreed with the supplier. This quote price represents the current market price as determined by the supplier.

The automotive industry has historically experienced cost savings from year-over-year decreases in material costs and increased operational efficiency. These cost savings are necessary to enable us, and our competitors, to offer price reductions to our customers and thereby remain competitive with the market. In a typical year, the materials cost savings and operational efficiency savings are offset by customer price reductions so that automotive suppliers maintain consistent operating margins period over period. In 2003, however, we incurred increases in our steel costs that we were not able to offset elsewhere with increased productivity or increased end prices from our customers. The effect of the steel price increases had an approximate $7 million negative impact on our 2003 profitability. The Section 201 steel tariffs were eliminated in December 2003, but despite the tariff repeal, steel prices have increased significantly over the last year and will negatively impact our 2004 performance. We describe the anticipated impact under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook."

In order to take advantage of the internet technology in the marketplace, in 2002 we implemented electronic processes for procurement of indirect materials and vendor managed inventory (VMI). Additionally, we are integrating electronic-request for quotes (e-RFQ). These processes, coupled with our global supply strategies and cost saving engineering design practices, provide us with various tools to effectively manage the supply chain and manage our working capital.

In addition, we purchase approximately $0.4 million of product annually from our former TriMas subsidiary.

Competition

The major domestic and foreign markets for our products are highly competitive. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with respect to more than a few of our product lines and services. We compete primarily on the basis of product engineering, performance, technology, price and quality of service. Our major U.S. competitors in North America among the Engine segment's products include Hillsdale Tool, GKN, Palsis, Stackpole, Sinterstahl, Tesma, Favrecia, Benteler and internal "metal-forming" operations at General Motors, Ford, DaimlerChrysler and Toyota. Among the Driveline segment's products, we compete with a variety of independent suppliers, including Linamar, Tesma, Delphi, Visteon, Amcam, JL French, American Axle, Impact Forge, Tyssen-BLW, Hirschvogel, Meadville, TechFor and internal "metal-forming" operations at General Motors, Ford and DaimlerChrysler. Among our Chassis segment's products, we compete with a variety of independent suppliers, including Hayes Lemmerz, Hillsdale Tool, SMW and internal "metal-forming" operations at General Motors, Ford and DaimlerChrysler. We may also compete with some of our Tier I customers on occasion in seeking to supply the OEMs. In addition, there are several foreign companies, including Palsis, Mitec, MagnaSteyr and Brockhaus that have niche businesses supplying foreign OEMs. We believe that OEMs are likely to continue to reduce their number of suppliers and develop long term, closer relationships with their remaining suppliers. For many of our products, competitors include suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, various government subsidies.

Employees and Labor Relations

As of December 28, 2003, we employed approximately 7,000 people, of which approximately 52% were unionized. We do not have national agreements in place with any union, and our facilities are represented by a variety of different union organizations. At such date, approximately 27% of our employees were located outside the U.S. Employee relations have generally been satisfactory. The New Castle acquisition, completed on December 31, 2003, added an approximate 900 additional employees to the Company.

Our labor contracts expire on dates between June 2005 and September 2007. From time to time, unions such as the United Auto Workers and United Steelworkers of America have sought or may seek to organize at our various facilities. We cannot predict the impact of any further unionization of our workplace.

Variability of Business

Sales are mildly seasonal, reflecting the OEM industry standard two-week production shutdown in July and one-week production shutdown in December. In addition, our OEM customers tend to incur lower production rates in the third quarter as model changes enter production. As a result, our third and fourth quarter results reflect these shutdowns and lower production rates.

Our products are typically sourced exclusively by us and future production schedules largely depend on the underlying vehicle builds. However, as our production schedule is dictated by weekly production release schedules from our customers and inventory is generally kept at low levels, production backlog orders are generally immaterial.

Environmental, Health and Safety Matters

Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. Some of our subsidiaries have been named as potentially responsible parties under the Federal Superfund law or similar state laws at several sites requiring cleanup based on disposal of wastes they generated. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. Our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property, including those properties made the subject of sale-leaseback transactions since late 2000 for which we have provided environmental indemnities to the lessor. We may acquire facilities with both known and unknown environmental conditions. Although we may be entitled to indemnification from the seller or other responsible party for costs incurred as a result of such conditions, we cannot assure you that such indemnity will be satisfied. We may also be held accountable for liabilities associated with former and current properties of our former TriMas businesses, which include two California sites in respect of which TriMas' subsidiaries have entered into consent decrees with many other co-defendants. We are entitled to indemnification by TriMas for such matters, but there can be no assurance that this indemnity will be satisfied.

We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Based on information presently known to us and accrued environmental reserves, we do not expect environmental costs or contingencies to have a material adverse effect on us. The operation of manufacturing plants entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities in the future which could adversely affect us. Potential material expenditures could be required in the future. For example, we may be required to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response.

Patents and Trademarks

We hold a number of U.S. and foreign patents, patent applications, licenses and trademarks. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. We continue to invest in the design, development and testing of proprietary technologies that we believe will set our products apart from those of our competitors. Many of our patents cover products that relate to noise reduction (NVH), improved efficiency (increased fuel economy) and lower warranty costs for our customers driven primarily by machining technology that provides leading edge specification tolerances and thus decreases product defects caused by parts not meeting specifications. We consider our patents, patent applications, licenses, trademarks and trade names to be valuable, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our operating segments or on us. However, we are often required to license certain intellectual property rights to our customers in order to obtain new program awards.

International Operations

In addition to the United States, we have a global presence with operations in Brazil, Canada, the Czech Republic, France, Germany, India, Italy, Mexico, South Korea, Spain and the United Kingdom. An important element of our strategy is to be able to provide our customers with global capabilities and solutions that can be utilized across their entire geographic production base. Products manufactured outside of the United States include Engine, Driveline and Chassis products. Engine products include isolation pulleys, viscous dampers and powder metal connecting rods. Driveline products include cold and warm forged parts such as transmission gears, and Chassis products include various wheel end products such as machined knuckles.

The following table presents our revenues for each of the years ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), and net assets (defined as total assets less current liabilities) and long lived assets (defined as net fixed assets, intangible and other assets and excess of cost over net assets of acquired companies) at each year ended December 28, 2003 and December 29, 2002 (as restated) by geographic area, attributed to each subsidiary's continent of domicile (as restated). Revenue and net assets from no single foreign country were material to the consolidated revenues and net assets of the Company.

	(In thousands)
	2003			2002			2001
	Sales	Total Assets	Long Lived Assets	Sales	Total Assets	Long Lived Assets	Sales
				(Restated)	(Restated)	(Restated)	(Restated)
Europe	$296,540	$561,120	$343,300	$247,370	$363,930	$293,500	$250,850
Australia	—	—	—	10,850	—	—	22,030
Other North America	58,090	76,910	44,670	62,310	60,400	43,150	71,670
Total foreign	$354,630	$638,030	$387,970	$320,530	$424,330	$336,650	$344,550
United States	$1,153,570	$1,373,830	$1,299,880	$1,471,670	$1,593,600	$1,349,900	$1,782,840

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

TriMas Investment

We have a fully diluted interest of approximately 28% in the common stock of TriMas. The following is a brief description of TriMas. A discussion of certain terms of the stock purchase agreement providing for the TriMas divestiture and our shareholders agreement with Heartland and the other investors relating to our continuing interest in TriMas is included in Note 19,Disposition of Businesses, and Note 29, Related Party Transactions, to the Company's audited consolidated financial statements included herein.

TriMas is a manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. While serving diverse markets, most of TriMas' businesses share important characteristics, including leading market shares, strong brand names, established distribution networks, high operating margins and relatively low capital investment requirements. For the year ended December 31, 2003, TriMas' net sales were approximately $905.4 million.

TriMas operated as an independent public company from 1989 through 1997. During such period, its sales increased through acquisitions and organic growth from $221 million to $668 million and it experienced average EBITDA margins in excess of 20% and average capital expenditure levels of less than 5% of net sales. In 1998, TriMas was acquired by Metaldyne. In early 2001, TriMas hired a new senior management team to increase its operating efficiency and develop a focused growth strategy. We believe that as an independent company, TriMas will be better able to capitalize on its core manufacturing strengths and significant cash flow generation capacity to exploit growth opportunities.

TriMas' businesses are organized into four operating segments: Rieke Packaging Systems, Cequent Transportation Accessories, Industrial Specialties and Fastening Systems.

Rieke Packaging Systems.    Rieke is a leading designer and manufacturer of specialty, highly engineered closures and dispensing systems for a range of niche end-markets, including steel and plastic industrial and consumer packaging applications. TriMas believes that Rieke is one of the largest manufacturers of steel and plastic industrial container closures and dispensing products in North America and also has a significant presence in Europe and other international markets. Rieke Packaging Systems' brand names include Rieke®, TOV®, EnglassTM and StolzTM. TriMas believes that Rieke's market position is the result of proprietary engineering and manufacturing technologies, patent protections and strong customer relationships. Approximately 50% of Rieke's 2003 net sales and 70% of Rieke's operating profit relate to products utilizing its patented processes or technology. TriMas believes that Rieke has significant opportunities to introduce its industrial design technologies to a range of consumer products and pharmaceutical applications.

Cequent Transportation Accessories.    Cequent is a leading designer, manufacturer, marketer and distributor of a wide range of accessories and cargo management products used to outfit and accessorize light trucks, sport utililty vehicles, or SUV's, recreational vehicles, passenger cars and trailers for commercial and recreational use. Cequent's products include towing and hitch systems, trailer components, electrical products, brake systems, cargo racks, and additional towing and trailering components and accessories. Cequent owns and benefits from strong brand names, including Draw-Tite®, Reese®, Hidden Hitch®, Tekonsha®, Fulton®, Wesbar®, Bulldog®, Bargman®, Hayman-ReeseTM and ROLATM. Cequent is also a leading supplier of cargo management and vehicle protection products sold under trade names such as Highland The Pro's Brand®. We believe Cequent's competitive strengths, relative to others in the fragmented industry in which it operates, include products with leading market positions, strong brand names, a diverse product portfolio, multiple distribution channels, and a vertically integrated manufacturing capability. Cequent is pursuing growth through new product introductions, selling products across distribution channels, or cross-selling, providing bundled cargo management solutions and organic and acquisition cost savings opportunities.

Industrial Specialties.    The Industrial Specialties segment companies design and manufacture a range of products, including cylinders, flame-retardant facings and jacketings, specialty tape products, industrial gaskets, precision tools, specialty industrial engines, military shell casings and other products for use primarily in niche industrial end-markets, including the construction, commercial, energy, medical and defense markets. The companies and brands include CompacTM Corporation, Lamons® Gasket, Norris Cylinder, Arrow® Engine, NI Industries and Precision Tool Company which sells products under the Keo® Cutters, Richards Micro-Tool and Reska brands. Each of the companies within this diversified segment supplies highly engineered and customer-specific products, provides value-added design and other services and serves niche markets supplied by a limited number of companies. TriMas believes the Industrial Specialties segment has opportunities to make strategic acquisitions, expand its product and customer portfolio and generate savings from the recent rationalization of certain operations.

Fastening Systems.    The Fastening Systems segment companies manufacture a wide range of engineered fasteners utilized by thousands of end-users in diverse markets such as agricultural,

construction and transportation equipment and fabricated metal products, commercial and industrial maintenance and aerospace. We operate two lines of business in Fastening Systems. They are Lake Erie Products, which produces a variety of products and is a leading manufacturer of large diameter bolts, and Monogram Aerospace Fasteners, which is a leader in the development of blind bolt fasteners for the aerospace industry. We believe this segment has opportunities to grow through new product introductions in our Monogram Aerospace business and improving general economic activity, and as a result of recent restructuring activities at Lake Erie Products.

Access to Company Information

We make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and all amendments to those reports through our website, www.metaldyne.com. This information is available as soon as reasonably practicable after such material is electronically filed with the U.S. Securities and Exchange Commission.

Item 2.    Properties.

Our principal manufacturing facilities range in size from approximately 10,000 square feet to 420,000 square feet, approximately half of which are owned by us. The leases for our manufacturing facilities have initial terms that expire from 2003 through 2023 and are all renewable, at our option, for various terms, provided that we are not in default thereunder. Substantially all of our owned U.S. real properties are subject to liens under our credit facility or industrial revenue bonds. Our executive and business unit headquarter offices are located in various buildings in Plymouth, Michigan and are leased under separate leases that expire at various dates through 2020. Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements.

Since December 2000, we have entered into a number of sale-leaseback transactions with respect to 17 real properties in the United States. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property locations to a purchaser and, in turn, entered into separate leases with the purchasers having various lease terms. With respect to the purchaser of all except for four of these properties, the renewal option must be exercised with respect to all, and not less than all, of the property locations. As to the other four properties, which include our Plymouth, Michigan headquarters, each renewal option may be exercised separately. Rental payments are due monthly. All of the foregoing leases are being accounted for as operating leases. As a result of the Livonia Fittings business disposition to TriMas, we are subleasing our Livonia, Michigan facility to TriMas. We anticipate sublease payments will equal our cash obligations in respect of such facility but we will remain responsible for payments to the lessor. A failure by TriMas to meet its obligations would adversely impact us.

Since December 2000, we have entered into a number of sale-leaseback arrangements with respect to equipment located at various of our manufacturing facilities. The term of each lease ranges from 3.5 years to 8 years with rental payments due monthly. In some cases, we have options to renew our leases once for two years and, in other cases, we have three renewal option periods of one year each. Upon expiration of the term or any applicable renewal term of each lease, we have the option to purchase the equipment for its fair market value at the time of the expiration of the lease. The equipment sale-leaseback transactions with GECC, Merrill Lynch Capital, Key Bank, Renaissance Capital Alliance and GMAC have been accounted for as operating lease.

The following list sets forth the location of our principal owned and leased manufacturing facilities (except where noted as otherwise) and identifies the principal operating segment utilizing such facilities. We have identified the operating segments for which we conduct business at these facilities as follows: (1) Chassis, (2) Driveline and (3) Engine.

North America
Illinois	Niles* (2)
Indiana	Bluffton* (2), Fort Wayne (2), Fremont* (3) and North Vernon* (3)
Georgia	Rome* (2)
Michigan	Detroit (2), Farmington Hills (2), Fraser* (2), Green Oak Township* (3), Hamburg (3), Litchfield (3), Middleville* (3), Royal Oak (2), Troy (2) and Warren* (3)
North Carolina	Greenville (1), Greensboro* (2)
Ohio	Bedford Heights (2), Canal Fulton* (2), Edon* (1), Minerva* (2),
Solon* (2) and Twinsburg* (2)
Pennsylvania	Ridgway (3) and St. Mary's (3)

Foreign
Brazil	Indaiatuba* (3)
Canada	Thamesville (3)
China	Shanghai (Sales Location)* (3)
Czech Republic	Oslavany (2)
United Kingdom	Halifax (3) and Wolverhampton (2)
France	Lyon (3)
Germany	Dieburg (3), Nuremberg (2) and Zell am Harmersbach (2)
India	Jamshedpur** (3)
Italy	Poggio Rusco (2)
Japan	Yokohama (Sales Location)* (3)
Mexico	Iztapalapa (3), and Ramos Arizpe (3)
South Korea	Pyongtaek** (3)
Spain	Barcelona (3) and Valencia (3)

*	Denotes a leased facility.

**	Denotes a facility representing a joint venture.

Additionally, following December 28, 2003, we acquired a facility in New Castle, Indiana in connection with our acquisition from DaimlerChrysler. In February 2004, we sold our Bedford Heights, Ohio and Rome, Georgia businesses to an independent investor. We continue to hold title to the Bedford Heights facility and also remain the primary lessee on the Rome facility. As part of the sale of these two businesses, the Company is paid a rental fee of approximately $0.6 million annually from the buyer.

Item 3.    Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party, or of which any of our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market for the Company's common stock exists. We did not pay dividends in 2003 or 2002 on our common stock and it is current policy to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" included in Item 7 of this report and Note 11, Long-Term Debt, to the Company's audited consolidated financial statements, included in Item 8 of this report.

On March 29, 2004 and October 15, 2004, there were approximately 660 holders of record of our common stock.

The table below sets forth information as of December 28, 2003 with respect to compensation plans under which Metaldyne Corporation equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column A	Weighted-average exercise price of outstanding options, warrants and rights Column B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) Column C
Equity compensation plans approved by security holders	2,661,150	$16.90	2,298,850

None of our equity securities which were not registered under the Securities Act have been issued or sold by us within the past three years except as previously reported in filings on Forms 10-K, 10-Q and 8-K. The most recent such issuance was in June 2001.

The issuance of any such equity securities were exempt from registration under the Securities Act in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about us at the time of their investment decision.

Item 6.    Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated. As discussed elsewhere in this report, an Independent Investigation into certain accounting matters at the Company was completed in late September 2004. The Company's financial statements for fiscal 2001 and 2002 have been restated to reflect adjustments to the Company's previously reported financial information on Form 10-K for fiscal years 2001 and 2002. While certain of the matters that are the subject of the restatement would affect periods prior to 2001, the Company has not investigated or presented certain periods prior to the acquisition of the Company in November 2000 in the "Selected Financial Data" tables in this Form 10-K below, as required by Regulation S-K of the Commission under the Securities Act. Specifically, these periods are fiscal 1999 and the first 11 months of 2000. In the interest of filing this Form 10-K as promptly as possible, the Company has omitted such financial data due to the material difficulties the Company has encountered in determining the adjustments necessary to prepare the financial statements for this period. The Company has requested a waiver of the requirement for such information from the Securities and Exchange Commission. While the Company believes information for such pre-acquisition periods would be less relevant due to changes in the Company's basis of accounting following the acquisition, the non-comparability of such information as a consequence of subsequent transactions and different strategies and management, and the passage of time, readers are cautioned that such information is required by the Commission's rules and regulations. Moreover, readers are cautioned that the Company has requested relief from the Commission from this requirement and it is possible that the Staff may not grant such relief, in which case the Company may be required to amend this report to include such information. However, because the necessary financial information from these periods prior to the Company's recapitalization date are not available, it is uncertain whether the Company could comply with such a requirement. Reference is made to Note 2 to the Company's audited consolidated financial statements for greater detail on the restatement adjustments.

	(In thousands except per share amounts)
	2003	2002	2001	11/28/00 - 12/31/00
		(Restated)	(Restated)	(Restated)
Net sales	$1,508,200	$1,792,200	$2,127,390	$104,770
Net loss	$(75,330)	$(64,760)	$(42,780)	$(27,090)
Loss per share before cumulative effect of change in accounting principle	$(1.98)	$(0.87)	$(1.14)	$(0.78)
Loss per share	$(1.98)	$(1.73)	$(1.14)	$(0.78)
Dividends declared per common share	—	—	—	—
At December 28, 2003, December 29, 2002 (Restated) and December 31, 2001 (Restated) and 2000 (Restated):
Total assets	$2,011,860	$2,017,990	$2,946,760	$2,991,280
Long-term debt, net (a)	$766,930	$669,020	$1,359,250	$1,426,570
Redeemable preferred stock	$73,980	$64,510	$55,160	$33,370

(a)	See Note 11, Long-Term Debt, to the Company's audited consolidated financial statements (net of current portion).

Results in 2003 include the Fittings division through May 9, 2003, at which time it was sold to TriMas for $22.6 million plus the assumption of an operating lease.

Results in 2002 (as restated) reflect a net loss of $64.8 million, which includes the cumulative effect of a change in recognition and measurement of goodwill impairment related to TriMas. A loss of $28.1 million was recorded before this change in accounting principle.

As more fully described in Note 19 to the Company's audited consolidated financial statements, we sold TriMas Corporation common stock to Heartland and other investors on June 6, 2002. TriMas is included in our financial results through the date of this transaction. Effective June 6, 2002, we account for our investment in TriMas under the equity method of accounting. Our present ownership interest in TriMas is 28%.

Results in 2001 (as restated) and for the one-month period ended December 31, 2000 (as restated) include the retroactive adoption of purchase accounting for our acquisition by Heartland and its co-investors. The predecessor company information for the periods prior to November 28, 2000 are not provided due to the reasons identified above.

We have restated our previously reported annual financial statements for 2002 and 2001 to reflect the adjustments discussed in Note 2 to the consolidated financial statements in this Form 10-K. The financial information as of and for the one-month period ended December 31, 2000 presented above has also been restated to reflect the impact of these matters. The effect of these adjustments increased net loss for the one-month period ended December 31, 2000 by $0.2 million and reduced total assets at December 31, 2000 by $0.6 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2003 sales of approximately $1.5 billion. We operate three segments focused on the global light vehicle market. The Chassis, Driveline and Engine segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 65% of total 2003 sales. Prior to November 2000, we were a public company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions — Simpson in December 2000, GMTI effective January 2001, Dana Corporation's Greensboro, NC operation in May 2003, and DaimlerChrysler's New Castle operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally, we split off our non-automotive operations, divesting our former TriMas subsidiary in June 2002 and our Fittings operation in April 2003.

As discussed elsewhere in this report, an independent investigation into certain accounting matters at the Company was completed in late September 2004. The Company's financial statements for fiscal 2001 and 2002 have been restated to reflect adjustments to the Company's previously reported financial information on Form 10-K for fiscal years 2001 and 2002. In addition, the Company's quarterly financial information for the first three fiscal quarters of 2003 also has been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the first three fiscal quarters of 2003. The restatement arose primarily out of information obtained through an independent investigation. The investigation was initiated as a result of certain admissions made by an employee of the Company and information obtained by the Company's internal audit staff. This investigation expanded beyond its initial focus on this employee's admission of intentional overstatements and understatements of income at the Company's Sintered division into accounting practices in other areas of the Company which allegedly smoothed earnings through the use of accrual and allowance accounts and the recognition of tooling income. See Item 9 for a discussion of the investigation, its findings and actions taken and to be taken by the Company in response thereto.

In each of the last three years we have experienced significant net losses. Our net losses for 2003, 2002, and 2001 were $75.3 million, $64.8 million (as restated), and $42.8 million (as restated), respectively. In addition to the 6.4% decline in production from our three largest customers and the $7 million negative impact from steel price increases described above, 2003 results were negatively impacted by $13 million of restructuring charges, a $5 million non-cash asset impairment charge, a $21 million non-cash loss from our equity affiliates, and a $15 million loss related to fixed asset disposals and write offs. For additional discussion of these factors, see the "Results of Operations" discussion.

Key Factors Affecting our Reported Results

We operate in highly competitive markets. Our customers select us based upon numerous factors discussed under Item 1, Business - Competition. Supplier selection is generally finalized several years prior to the start of vehicle production and as a result, business that we win will generally not start production for two years or beyond. In addition, our results are heavily dependent on global vehicle production, and in particular the North American vehicle production of the Big 3 domestic manufacturers (GM, Ford, and DaimlerChrysler). Our customers generally require that we offer annual productivity and efficiency related price decreases on products we sell them. Critical factors to be successful in this market include global low cost production facilities, leading service and parts quality, and differentiated product and process technology. Accordingly, we focus on managing our global manufacturing footprint in line with our customer needs and local market manufacturing cost differences, improving operating efficiency and production quality of our plants, fixing or eliminating unprofitable facilities and reducing our overall material costs. In addition, we spend considerable time and resources developing new technology and products to enhance performance and/or decrease cost of the products we sell to our customers. See "Results of Operations" for more details as to the factors that affect period over period performance.

Our strategy is centered on growth through new business awards and acquisitions. As discussed in Item 1, Business, we have a significant new project backlog and have completed several recent acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns for our stockholders. In order to finance a large portion of this activity, we incurred significant new debt. As such, we are highly leveraged and are constrained by various covenant limitations (see "—Financial Covenants" for more details surrounding these covenants). As we continue to invest in the resources to produce our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through "Adjusted EBITDA." See the discussion below in "Key Performance Indicators (Non GAAP Financial Measures)" for further explanation), and working capital and fixed asset efficiency to assess our ability to favorably finance our new business backlog.

Our 2003 net sales were $1,508 million versus 2002 net sales of $1,792 million (as restated). After adjusting for our 2002 TriMas divestiture, 2002 automotive sales were $1,464 (as restated), or $44 million less than 2003. The primary drivers of the increase in our 2003 automotive sales was $44 million in foreign exchange gain, approximately $21 million net benefit from acquisitions versus divestitures, and several new product launches in our Engine segment. However, these increases were partially offset by a 6.4% decrease in North American vehicles production from our three largest customers (Ford, GM and DaimlerChrysler). Operating profit decreased from $109 million in 2002 (as restated) to $20 million in 2003. Excluding TriMas results, 2002 operating profit was $63 million (as restated), or $43 million higher than 2003. The decrease in 2003 operating profit is primarily the result of a $42 million decline in our Driveline segment. Our forging operations (within Driveline) were subject to several worldwide competitive studies from our customers, which resulted in both lost volume and significant price reductions to our customers. In addition, our Driveline segment incurred restructuring charges of approximately $5 million, asset impairments and disposals of approximately $11 million, $8 million of incremental depreciation and amortization and approximately $7 million in increased costs associated with its steel purchases.

Key Indicators of Performance (Non-GAAP Financial Measures)

In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairment, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

By selecting Adjusted EBITDA, management believes that it is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, as a measure of segment performance, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, rating agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	It does not reflect our cash expenditures for capital equipment or contractual commitments;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	It does not reflect changes in, or cash requirements for, our working capital needs;

•	It does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	It includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	Other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. We carefully review our operating profit margins (operating profit as a percentage of net sales) at a segment level, which are discussed in detail in our year-to-year comparison of operating results.

The following is a reconciliation of our Adjusted EBITDA to net income (loss) for the three years ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated):

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
Net loss	$(75,330)	$(64,760)	$(42,780)
Income tax benefit	(8,660)	(40,960)	(4,260)
Interest expense	75,510	91,000	148,160
Depreciation and amortization in operating profit	106,350	107,430	157,750
Non-cash stock award expense	3,090	4,880	7,930
Loss on repurchase of debentures and early retirement of term loans	—	68,860	—
Loss on interest rate arrangements upon early retirement of term loans	—	7,550	—
Asset impairment	4,870	—	—
Cumulative effect of accounting change	—	36,630	—
Equity loss from affiliates, net	20,700	1,410	8,930
Certain items within Other, Net (1)	7,470	10,590	19,760
Total Company Adjusted EBITDA	$134,000	$222,630	$295,490

(1)	Reconciliation of Other Expense

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$7,470	$10,590	$19,760
Items in Adjusted EBITDA (includes foreign currency, royalties and interest income)	610	(1,610)	(1,870)
Total other, net	$8,080	$8,980	$17,890

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
Restructuring charges	$(13,130)	$(3,470)	$—
Fixed asset disposal losses	(14,870)	(750)	(1,850)
Foreign currency gain (losses)	(1,010)	(200)	720

Functional and Divisional Realignments

During the first quarter of 2003, we made a decision to realign our European facilities into two distinct groups operating within the Driveline and Engine segments. As part of this realignment, we moved one facility from the Chassis segment into the Engine segment thereby streamlining both the operational and financial management of the facility. In addition, a small tooling facility previously residing in the Driveline Segment was transferred into the Engine Segment as the Engine Segment represented the largest portion of the tooling facilities business. Since these transfers occurred in 2003, we have reflected the transfer of the facilities to the new segments in the comparative 2003 and 2002 (as restated) amounts as well as the comparative 2002 (as restated) and 2001 (as restated) amounts.

Results of Operations

2003 Versus 2002

Due to the divestiture of our former TriMas subsidiary in June 2002, the 2002 (as restated) and 2003 consolidated results are not comparable. Thus, for purposes of our discussion, we will exclude TriMas results, where applicable and quantifiable, and discuss the performance of our Automotive Group operations.

Net Sales.    Net Sales by segment and in total for the years ended December 28, 2003 and December 29, 2002 (as restated) were:

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Chassis Segment	$117,080	$143,650
Driveline Segment	790,750	807,010
Engine Segment	600,370	512,960
Automotive Group	$1,508,200	$1,463,620
TriMas Group	—	328,580
Total Company	$1,508,200	$1,792,200

Despite a 6.4% decrease in NAFTA production, sales increased $45 million, but were essentially flat after adjusting for a $44 million impact of exchange rate movement. The specific differences are further explained in the segment information section.

Gross profit.    Gross profit by segment and in total for the years ended December 28, 2003 and December 29, 2002 (as restated) were:

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Chassis Segment	$7,120	$16,850
Driveline Segment	68,860	104,340
Engine Segment	91,860	75,770
Corporate/centralized resources	(12,310)	(4,100)
Automotive Group	$155,530	$192,860
TriMas Group	—	100,780
Total Company	$155,530	$293,640

Our gross profit was $155.5 million or 10.3% of net sales for 2003 compared to $192.9 million or 13.2% of net sales for 2002 (as restated) after adjustment for TriMas. The decrease of $37.4 million was primarily due to incremental depreciation and amortization expense of approximately $14.9 million, increased steel prices of approximately $7 million, incremental losses on the sale and disposal of fixed assets of approximately $15 million and incremental lease expense of approximately $5 million associated with additional sale-leaseback transactions entered into in late 2002 and 2003. Offsetting these decreases was approximately $10.6 million of positive exchange movement primarily due to the appreciation of the euro relative to the dollar. The remaining difference is primarily explained by a reduction in our Driveline margin. This margin reduction is primarily explained by aggressive pricing given to our customers in response to their global sourcing initiatives.

Selling, General and Administrative.    Selling, general and administrative expense was $117.2 million, 7.8% of net sales for 2003, compared to $126.9 million, 8.7% of total net sales for 2002 (as restated) after adjustment of TriMas. Approximately $4 million of the decrease in selling, general and administrative costs include a $2.5 million curtailment gain recognized in conjunction with a pension plan amendment for our Bedford Heights, Ohio plant which was sold in February 2004 and $1.6 million in reduced restricted stock award amortization. The remaining decrease in 2003 reflects the reduction in costs resulting from our shared services initiative that we undertook to centralize standardized processes and reduce redundant costs throughout 2001 and 2002 (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc), the restructuring benefits recognized from the Engine segment's 2002 and 2003 European and North American reorganization and 2003 restructuring activities in our Driveline segment. These initiatives have enabled us to streamline and better manage our administrative functions from a consolidated perspective.

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the years ended December 28, 2003 and December 29, 2002 (as restated) was:

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Chassis Segment	$5,830	$$5,330
Driveline Segment	53,540	45,480
Engine Segment	37,780	30,630
Corporate/centralized resources	9,200	9,990
Automotive Group	$106,350	$91,430
TriMas Group	—	16,000
Total Company	$106,350	$107,430

The net increase of Automotive Group depreciation and amortization of approximately $14.9 million is due to depreciation expense recorded on capital expenditures for the periods presented of $130.7 million for 2003 and $116.5 million for 2002 (as restated). In the past several years, we have incurred capital spending in excess of our depreciation expense. Thus, the additional capital spending accounts for the increase in depreciation expense.

Restructuring Charges.    In fiscal 2003, we entered into several restructuring actions whereby we incurred approximately $13.1 million of costs associated with severance and facility closures. These actions include the completion of the Engine segment's European operation reorganization that was initiated in fiscal 2002 and completed in the first quarter of 2003 ($2.0 million charge), and actions within our Driveline segment's forging operations and administrative departments to eliminate duplicative headcount and adjust costs to reflect the decline in our forging revenue in 2003 ($5.3 million charge). Also included in this charge are the severance costs to replace certain members of our executive management team, and the costs to restructure several departments in our corporate office including the sales, human resources and information technology departments ($5.8 million charge). We expect to realize additional savings from these restructuring actions in 2004, as reductions in employee related expenses are recognized in both cost of goods sold and selling, general and administrative expense.

	(In thousands)
	Acquisition Related
	Severance Costs	Exit Costs	2002 Severance and Other Exit Costs	2003 Severance and Other Exit Costs	Total
Balance at December 29, 2002 (Restated)	$9,880	$540	$2,380	$—	$12,800
Charges to expense	—	—	—	13,130	13,130
Cash payments	(8,110)	(540)	(2,020)	(5,820)	(16,490)
Reversal of unutilized amounts	(390)	—	—	—	(390)
Balance at December 28, 2003	$1,380	$—	$360	$7,310	$9,050

Asset Impairment.    As a result of our impairment analysis performed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recorded a $4.9 million charge in our Driveline segment associated with two plants with negative operating performance. Subsequent to December 28, 2003, these two facilities were sold to an independent third party. The sales price to this third party was used to determine the fair market value of the facilities for the SFAS No. 144 impairment analysis.

Operating Profit.    Operating profit was $20.3 million for 2003 compared to $62.6 million in 2002 (as restated) after adjustment for TriMas. The $42.3 million reduction in operating profit is the result of the $37 million reduction to gross profit, $10 million improvement in selling general and administrative expenses, the $4.9 million asset impairment charge and $10 million in incremental restructuring charges. The elements of each of these variations are discussed in greater detail above.

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Chassis Segment	$820	$8,190
Driveline Segment	12,740	54,730
Engine Segment	49,700	32,740
Corporate/centralized resources	(42,960)	(33,090)
Automotive Group	$20,300	$62,570
TriMas Group	—	46,140
Total Company	$20,300	$108,710

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. The primary drivers of this decline are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, and as explained earlier, 2003 is negatively impacted by an increase of approximately $15 million in fixed asset losses versus 2002. The "Segment Information" below provides a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Chassis Segment	$6,650	$13,520
Driveline Segment	71,590	100,590
Engine Segment	87,480	63,370
Corporate/centralized resources	(31,720)	(17,250)
Automotive Group	$134,000	$160,230
TriMas Group	—	62,400
Total Company	$134,000	$222,630

Interest Expense.    Interest expense decreased by $15.5 million due to lower average debt levels in 2003 compared to 2002 (as restated). See the "Liquidity and Capital Resources" section below for additional discussion of our capital structure. In addition, we incurred a $68.9 million loss on the repurchase and retirement of debentures and term debt and a $7.5 million non-cash loss on interest rate arrangements in connection with the early retirement of our term loans in the second quarter of 2002 (as restated). These losses are reflected as a "loss on repurchase of debentures and early retirement of term loans" and a "loss on interest rate arrangements upon early retirement of term loans" in our consolidated statement of operations incorporated herein.

Equity (Loss) from Affiliates.    Equity (loss) from affiliates increased by approximately $19.3 million due to the operating results of our equity affiliates. As a result of the divestiture (as described in Item 1) of our former TriMas subsidiary in June 2002, we recorded six months of equity in earnings (loss) from affiliates in 2002 (as restated) versus twelve months of activity in 2003. In addition, our equity affiliate Saturn Electronics recorded a SFAS No. 142 intangible asset impairment resulting in an increase of approximately $12 million in equity loss in 2003 versus 2002.

Other, Net.    Other, net decreased by $0.9 million to a loss of $8.1 million in 2003 compared to a loss of $9.0 million in 2002 (as restated). This decrease is primarily due to the reduction of amortization of prepaid debt expense of approximately $2.3 million in 2003, which was offset by an increase in other miscellaneous expenses. For more detail of this expense see Note 20, Other Income (Expense), Net, to the Company's audited consolidated financial statements.

Taxes.    The provision for income taxes for 2003 was a benefit of $8.7 million as compared to a benefit of $41.0 million for 2002 (as restated). Our effective tax rate for 2003 was a benefit of 10% compared to a benefit of 59% for 2002 (as restated). The lower effective tax rate of 10% results mostly from the inclusion of foreign dividends, partial repatriation of foreign earnings and the taxation of income in foreign jurisdictions at rates greater than the U.S. statutory rate. Federally taxable income inclusion items typically serve to increase a company's effective tax rate; however, since the Company incurred a pre-tax loss, the inclusion of foreign earnings results in a lesser U.S. tax benefit, which when compared to the pre-tax loss, results in a lower effective tax rate. Excluding the impact of these items, the Company's effective tax rate would have been approximately 33%.

Preferred Stock Dividends.    Preferred stock dividends were $9.3 million in 2003 as compared to $9.1 million in 2002 (as restated). This increase is due to the compounded interest of previous year dividends not yet remitted to the shareholders.

Segment Information

Chassis Segment.    Sales for our Chassis Segment decreased 18.5% or approximately $26.6 million in 2003 compared to 2002 (as restated). The primary factors of this decrease were the closure of a manufacturing facility in June 2002 resulting in approximately an $8.7 million sales reduction and the sale of our Fittings business in May 2003 resulting in a $10.9 million reduction. The remaining decrease is primarily explained by the 6.4% reduction in North American vehicle production. Operating income decreased by approximately $7.4 million primarily due to the closure of the manufacturing facility resulting in approximately a $1.2 million reduction, the sale of our Fittings business that resulted in approximately a $2.4 million reduction, $1.2 million in additional losses on fixed assets and incremental lease expense related to sale-leasebacks of approximately $1 million. The remaining decrease is primarily attributable to the $0.5 million increase in depreciation and amortization expense and to the decline in sales revenue relating to the decrease in North American vehicle production. Adjusted EBITDA decreased by approximately $6.9 million in 2003 compared to 2002 (as restated ) due to the aforementioned explanations.

	(In thousands)
Chassis Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Sales	$117,080	$143,650
Operating profit	$820	$8,190
Depreciation and amortization	5,830	5,330
Adjusted EBITDA	$6,650	$13,520
Memo: Fixed asset (gains) losses included in calculation of both operating profit and Adjusted EBITDA	$1,200	$—

Driveline Segment.    Sales for our Driveline Segment decreased 2% or approximately $16.3 million in 2003 compared to 2002 (as restated). Adjusting for the positive impact of currency movements of approximately $26 million, sales for our Driveline Segment decreased 5.3% or approximately $42 million. Additionally, removing the incremental effect of our Dana Greensboro, North Carolina acquisition in 2003, sales declined an additional $32 million, or 4%. This decrease is due to the 6.4% reduction in North American vehicle production and the loss of both volume and significant price reductions granted to several of our forging customers in response to a global sourcing initiatives from two of our largest customers.

	(In thousands)
Driveline Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Sales	$790,750	$807,010
Operating profit	$12,740	$54,730
Asset impairment	4,870	—
Depreciation and amortization	53,540	45,480
Legacy stock award expense	440	380
Adjusted EBITDA	$71,590	$100,590
Memo: Fixed asset (gains) losses included in calculation of both operating profit and Adjusted EBITDA	$6,550	$—

Operating profit decreased by approximately $42 million primarily due to significant margin reduction within our North American forging operations. Our forging operations were subject to several global sourcing initiatives undertaken by our customers, which resulted in both lost volume and significant price reductions. In addition to the lost volume and price reductions, our Driveline segment's operating margins were negatively impacted by increased steel prices of approximately $7 million, a non-cash $4.9 million asset impairment charge, incremental fixed asset losses of $6.6 million, incremental restructuring charges of $5.3 million, and incremental depreciation and amortization charges of approximately $8.1 million. These unfavorable variations from the prior year were offset by the positive impact of currency movements of $6.1 million, a $2.5 million curtailment gain associated with a pension plan amendment for our Bedford Heights plant that was sold in February 2004 and additional income associated with the Greensboro facility acquisition of approximately $5.4 million. Adjusted EBITDA decreased by approximately $29 million in 2003 compared to 2002 (as restated) due to the above reasons but excluding the non-cash asset impairment charge recorded in 2003 and the incremental depreciation and amortization discussed above.

Engine Segment.    Sales for our Engine Segment increased 17% or approximately $87.4 million in 2003 compared to 2002 (as restated). Adjusting for the change in exchange rates of approximately $17.8 million, sales for our Engine Segment increased by 13.5% or $69.6 million primarily attributable to increased sales for new programs. Operating profit increased by $17.0 million due primarily to the increased sales on new programs, the positive impact of currency movements of $4.5 million and the recognition of costs savings resulting from restructuring efforts initiated in 2002. These increases were offset by incremental depreciation and amortization of approximately $7 million and incremental losses incurred on the disposal of fixed assets in 2003 of approximately $5 million. Adjusted EBITDA increased by approximately $24.1 million in 2003 compared to 2002 (as restated) due to the aforementioned reasons but excluding the non-cash charges related to incremental depreciation and amortization.

	(In thousands)
Engine Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Sales	$600,370	$512,960
Operating profit	$49,700	$32,740
Depreciation and amortization	37,780	30,630
Adjusted EBITDA	$87,480	$63,370
Memo: Fixed asset (gains) losses included in calculation of both operating profit and Adjusted EBITDA	$4,950	$640

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $31.7 million in 2003, or an increase of approximately $14.5 million over the loss in 2002 (as restated). This increase in expense is primarily attributable to approximately $5.8 million of restructuring costs associated with an employee reduction and changes in management. In addition, we incurred approximately $1.8 million in costs to establish our Asian sales offices, and recognized an increase in professional fees associated with our acquisition, divestiture and audit activity, as well as an additional investment in our Corporate center to support our shared services effort that have allowed us to remove costs from our operations. Further, we incurred approximately $2 million more in non-cash fixed asset losses and over $2 million of reductions in other income and expense (primarily related to foreign currency fluctuations).

	(In thousands)
Corporate/Centralized Resources	Year Ended December 28, 2003	Year Ended December 29, 2002
		(Restated)
Operating profit	$(42,960)	$(33,090)
Depreciation and amortization	9,200	9,990
Legacy stock award expense	2,650	4,240
Other, net	(610)	1,610
Adjusted EBITDA	$(31,720)	$(17,250)
Memo: Fixed asset (gains) losses included in calculation of both operating profit and Adjusted EBITDA	$2,170	$110
Memo: Other, Net (income) loss included in calculation of Adjusted EBITDA	$610	$(1,610)

2002 Versus 2001

Due to the divestiture of our former TriMas subsidiary in June 2002, the 2001 (as restated) and 2002 (as restated) consolidated results are not comparable. Thus, for purposes of our discussion, we will exclude TriMas results, where applicable and quantifiable, and discuss the performance of our Automotive Group operations.

In the second quarter of 2002 (as restated), we modified our organizational structure. As a result, we are now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, we have restated sales for all prior periods to reflect this change. However, it was not practicable to restate operating income or Adjusted EBITDA for prior periods to reflect the new segment structure, and therefore operating income and Adjusted EBITDA are presented in total for the entire Company for periods prior to 2002. Operating income and Adjusted EBITDA are presented using our modified segment structure beginning in 2002.

Net Sales.    Net sales by segment and in total for the years ended December 29, 2002 (as restated) and December 31, 2001 (as restated) were:

	(In thousands)
Segment	Year Ended December 29, 2002	Year Ended December 31, 2001
	(Restated)	(Restated)
Chassis Segment	$143,650	$137,050
Driveline Segment	807,010	789,720
Engine Segment	512,960	474,020
Automotive Group	$1,463,620	$1,400,790
TriMas Group	328,580	726,600
Total Company	$1,792,200	$2,127,390

Our Automotive Group sales for 2002 (as restated) were $1,464 million, an increase of approximately $63 million or 4.5% as compared with 2001 (as restated). This increase was primarily due to a 5.9% increase in North American vehicle production and an $18 million increase related to the relative strength of the euro versus the dollar in 2002 compared to 2001. Offsetting these increases were an approximately $7 million decrease relating to the loss of a contract in the Chassis segment and the loss of some customer contracts in our Driveline segment.

Gross Profit.    Gross profit by segment and in total for the years ended December 29, 2002 (as restated) and December 31, 2001 (as restated) were:

	(In thousands)
Segment	Year Ended December 29, 2002	Year Ended December 31, 2001
	(Restated)	(Restated)
Chassis Segment	$16,850
Driveline Segment	104,340
Engine Segment	75,770
Corporate/centralized resources	(4,100)
Automotive Group	$192,860	$198,030
TriMas Group	100,780	195,030
Total Company	$293,640	$393,060

Gross profit was $294 million in 2002 (as restated) versus $393 in 2001 (as restated). Excluding TriMas, gross profit was $193 million or 13.2% of net sales in 2002 (as restated) versus $198 million or 14.1% of net sales in 2001 (as restated). Offsetting factors resulted in somewhat lower gross margin (as restated). Margins decreased by approximately $4.7 million (as restated), representing approximately $3 million increase associated with the sales increase and the net currency gain of $4 million. Negatively impacting 2002 gross margin was an additional $11 million of operating lease payments related to sale-leasebacks completed in 2001 and early 2002. The sale-leasebacks primarily relate to several leases completed in June 2001 associated with the acquisition of GMTI and subsequent transactions completed in the beginning of 2002, the proceeds of which were used to decrease our outstanding bank debt.

Selling, General and Administrative.    Selling, general and administrative expenses were $182 million for 2002 (as restated) compared with $265 million in 2001 (as restated). Excluding TriMas, selling, general and administrative charges approximated $127 million in 2002 (as restated), or 8.7% of Automotive Group sales, versus an approximate $138 million in 2001 (as restated), or 9.9% of Automotive Group sales. The net decrease in selling, general and administrative expenses is primarily related to a change in accounting rules relative to the recording of goodwill amortization expense and an approximate $3.1 million reduction in legacy restricted stock award expense. In 2002, no goodwill amortization was incurred whereas in 2001 (as restated), there was $14 million of goodwill amortization. The net of the above activities leaves a remaining increase of $6 million (as restated). This $6 million increase is primarily attributable to our investment in a new management team for the combined companies and cost saving initiatives surrounding shared services. The objective of shared services is to manage the administrative functions more efficiently and cost effectively. The majority of shared services initiatives were completed in the fourth quarter of 2002 in anticipation of realizing a decrease in costs in 2003. However, the initial build-up of program and management resources to implement the shared services program resulted in unfavorable costs during the 2002 implementation process.

Depreciation and Amortization.    Depreciation and amortization expense reflected at the Corporate and TriMas levels. Expense by segment and in total for the years ended December 29, 2002 (as restated) and December 31, 2001 (as restated) were:

	(In thousands)
Segment	Year Ended December 29, 2002	Year Ended December 31, 2001
	(Restated)	(Restated)
Chassis Segment	$5,330
Driveline Segment	45,480
Engine Segment	30,630
Corporate/centralized resources	9,990
Automotive Group	$91,430	$103,970
TriMas Group	16,000	53,780
Total Company	$107,430	$157,750

The net decrease in the Automotive Group depreciation and amortization expenses is primarily related to a change in accounting rules relative to the recording of goodwill amortization. In 2002, no goodwill amortization was incurred whereas in 2001 (as restated), there was $14 million of goodwill amortization. This decrease was offset by an increase in the Automotive Group's depreciation expense recorded on capital expenditures of $116.5 million for 2002 (as restated) and $111.1 million for 2001 (as restated).

Restructuring Charges.    In June 2002, we announced the reorganization of our Engine segment to streamline the engineering, manufacturing and reporting structure of both its European and North American operations. This restructuring included the closure of a manufacturing facility in Halifax, England. We also closed a small manufacturing location in Memphis, Tennessee and restructured management within its North American operations. The aggregate amount of this restructuring charge for 2002 was approximately $3.5 million and enabled the Engine segment to reduce unnecessary overhead within the new simplified structure. In addition, the reduction in headcount resulted in lower employee costs going forward.

	(In thousands)
	Acquisition Related
	Severance Costs	Exit Costs	2002 Severance and Other Exit Costs	Total
Balance at January 1, 2002 (Restated)	$39,560	$7,100	$—	$46,660
Charges to expense	—	—	3,470	3,470
Cash payments	(14,570)	(1,840)	(1,090)	(17,500)
Amounts assumed by TriMas	(11,800)	(3,520)	—	(15,320)
Reversal of unutilized amounts	(3,310)	(60)	—	(3,370)
Asset impairment	—	(1,140)	—	(1,140)
Balance at December 29, 2002 (Restated)	$9,880	$540	$2,380	$12,800

Operating Profit.    Operating profit for the Automotive Group increased to $62.6 million, or 4.3% of sales, in 2002 (as restated) versus $58.5 million, or 4.2% of sales, in 2001 (as restated). The $4.1 million increase in operating income is principally the result of $11 million improvement in selling general and administrative expenses, offset by the $4.7 decrease in gross profit and $3 million in restructuring charges. The makeup of each of these differences is discussed in greater detail above.

	(In thousands)
Segment	Year Ended December 29, 2002	Year Ended December 31, 2001
	(Restated)	(Restated)
Chassis Segment	$8,190
Driveline Segment	54,730
Engine Segment	32,740
Corporate/centralized resources	(33,090)	(25,440)
Automotive Group	$62,570	$58,450
TriMas Group	46,140	69,490
Total Company	$108,710	$127,940

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as reported. Accordingly, we have separately presented such amounts in the table below:

	(In thousands)
Segment	Year Ended December 29, 2002	Year Ended December 31, 2001
	(Restated)	(Restated)
Chassis Segment	$13,520
Driveline Segment	100,590
Engine Segment	63,370
Corporate/centralized resources	(17,250)	(11,730)
Automotive Group	$160,230	$169,020
TriMas Group	62,400	126,470
Total Company	$222,630	$295,490

The primary factors of this decline are explained above in the operating profit and depreciation and amortization discussions.

Interest Expense.    Interest expense was approximately $91 million for 2002 (as restated) versus $148 million for 2001 (as restated). This decrease is primarily due to a reduction in interest resulting from a lower average debt balance in 2002, an approximate 2% reduction in average LIBOR for the comparable periods in 2002 (as restated) and 2001 (as restated), and a smaller applicable spread over LIBOR (from 4.5% to 2.75%) on our senior bank credit facility versus 2001. See the "Liquidity and Capital Resources" section below for additional discussion of our capital structure.

In addition, we incurred a $68.9 million loss on the repurchase and retirement of debentures and term debt and a $7.5 million non-cash loss on interest rate arrangements in connection with the early retirement of our term loans in the second quarter of 2002 (as restated). These losses are reflected as a "Loss on repurchase of debentures and early retirement of term loans" and a "Loss on interest rate arrangements upon early retirement of term loans" in our consolidated statement of operations.

Equity Earnings (Loss) from Affiliates.    Equity earnings (loss) from affiliates decreased by approximately $7.5 million in 2002 (as restated) versus 2001 (as restated), due to the operating results of our equity affiliates.

Other, Net.    Other, net was a loss of approximately $9 million in 2002 (as restated) compared to a loss of approximately $18 million in 2001 (as restated). This is primarily the result of a decrease in debt fee amortization of $7 million and a decrease in accounts receivable securitization fees of approximately $5 million. Offsetting these decreases was an increase of approximately $3 million in other miscellaneous expense (as restated). Additional information related to this balance can be found in Note 20, Other Income (Expense), Net, to the Company's audited consolidated financial statements.

Taxes.    The provision for income taxes for 2002 (as restated) was a benefit of $41.0 million as compared with a benefit of $4.3 million for 2001 (as restated). During 2002, the U.S. Department of Treasury issued new regulations that replace the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit the Company to utilize a previously disallowed capital tax loss that primarily resulted from the sale of subsidiary in 2000. Accordingly, the Company recorded a tax benefit of $20 million in the quarter ended June 30, 2002. The provision for both years reflects the impact of foreign income taxed at rates greater than U.S. statutory rates, as well as state income taxes payable, even though we incurred a loss for U.S. tax purposes. The tax provision for 2001 (as restated) also reflects the impact of non-deductible goodwill.

Goodwill Impairment.    As of September 30, 2002, we completed our transitional impairment test needed to measure the amount of any goodwill impairment of our former TriMas subsidiary, as required by SFAS No. 142, "Goodwill and Other Intangible Assets." A non-cash, after-tax charge of $36.6 million was taken as of January 1, 2002. Consistent with the requirements of SFAS No. 142, we recognized this impairment charge as the cumulative effect of change in accounting principle as of January 1, 2002.

Preferred Dividends.    Preferred stock dividends were $9.1 million in 2002 (as restated) as compared to $5.9 million in 2001 (as restated). This increase is due to several factors. Our Series B preferred stock was issued in June of 2001 resulting in a half year of dividends accrued for that year. The full year impact of this dividend amounted to an increase of approximately $1 million in 2002 (as restated). Additionally, in 2001 we made cash payments for dividends accrued for the first two quarters associated with our Series A preferred stock. Therefore the remaining increase in preferred dividends is due to the accumulation of the 2002 dividends for payment to our shareholders as well as the compounded interest of previous year dividends not yet remitted to the shareholders.

Segment Information

Chassis Segment.    Sales for our Chassis Segment increased 4.8% in 2002 (as restated) versus 2001 (as restated), primarily driven by the overall increase in North American vehicle production and new product launches. However, the closure earlier in 2002 of one of their manufacturing facilities resulted in a $7 million decrease in sales year over year (as restated), or approximately 4.8% of the Chassis segment's sales for 2001 (as restated). Excluding the effect of this closed facility, the Chassis segment's revenue increased approximately 9.9% (as restated).

Driveline Segment.    Sales for our Driveline Segment increased 2.2% versus 2001 (as restated), or approximately 1% after adjusting for currency fluctuations. Offsetting the increase in North American vehicle build was the loss of certain customer contracts in late 2001, weakness in the overall hydraulic controls market and price concessions granted in 2002.

Engine Segment.    Sales for our Engine Segment increased 8.2% over the prior year (as restated), due principally to the increased North American vehicle production and new product launches. Adjusting for the impact of currency fluctuations, the Engine segments revenues increased by approximately 6.2% over the prior year (as restated).

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was $17.3 million for 2002 (as restated), an increase of approximately $5.5 million over 2001 (as restated). This increase is primarily attributed to our shared services initiatives to centralize standard processes and reduce redundant costs throughout the Company as described above in Selling, General and Administrative. Additionally, the increase is also attributable to a one-time $2.4 million expense reimbursement received in 2001 (as restated) (see Note 29, Related Party Transactions, to the Company's audited consolidated financial statements).

	(In thousands)
Corporate/Centralized Resources	Year Ended December 29, 2002	Year Ended December 31, 2001
	(Restated)	(Restated)
Operating loss	$(33,090)	$(25,440)
Depreciation and amortization	9,990	7,220
Legacy stock award expense	4,240	4,620
Other, net	1,610	1,870
Adjusted EBITDA	$(17,250)	$(11,730)

Liquidity and Capital Resources

Overview.    Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility. As of December 28, 2003, we have significant unutilized capacity under our revolving credit facility and accounts receivable facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a shutdown in our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with our largest customers. If these additional liquidity sources were to become unavailable or limited by customer concentration, credit quality or otherwise, we would require additional borrowing capacity through similar means or other lines of credit. We were informed that certain of the accelerated payment collection programs will be discontinued at various times during 2004 and 2005. At December 28, 2003, we accelerated approximately $40 million outstanding under these programs. We have been notified that a portion of this program will expire in 2004, with the majority of the program expiring in 2005. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we are examining other alternative programs in the marketplace, as well as enhanced terms directly from our customers. However, we may not be able to reach a favorable resolution in a timely manner, and the new arrangements may be less advantageous to the Company. If we are unable to replace these arrangements, it could adversely affect our liquidity and future covenant compliance under our senior secured credit facility. In addition, if we fail to renew our accounts receivable securitization agreement, which expires in November 2005, we could have adverse effects on our liquidity and future covenant compliance.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In 2003, we used our cash primarily to service our debt obligations and to fund our capital expenditure requirements.

Effect of Independent Investigation on Covenants and Liquidity.    Due to the delay in filing our financial statements as a result of the Independent Investigation and the restatement, we were required to seek waivers from our senior bank group, accounts receivable financing providers and certain lessors under sale-leaseback arrangements. Furthermore, prior to this filing, we did not comply with a covenant related to the delivery of financial statements for our 11% senior subordinated notes due in 2012 and the 10% senior notes due in 2013. However, we have not received a notice of default from either the trustee or the holders of such notes for either of these two securities. During this time period, we have continued to have adequate access to our accounts receivable securitization and revolving credit facilities. Upon completion and delivery of our financial statements to the SEC (Form 10-K for 2003 and Form 10-Q for the first two quarters of 2004), we will no longer require extensions of these waivers, or be in violation of any covenants on our notes discussed above.

Liquidity.    We had approximately $14 million of cash and cash equivalents at December 28, 2003. Additionally, we had $163 million and $73 million of undrawn and available commitments from our revolving credit facility and accounts receivable securitization facility, respectively. Thus, total liquidity including cash deposits and the revolving credit facility was approximately $250 million at December 28, 2003. The accounts receivable securitization facility and the revolving credit facility were unutilized at December 28, 2003. Our access to these two facilities, though, is limited by certain covenant restrictions (see "Debt, Capitalization and Available Financing Sources" section following for further discussion on our debt covenants). As a result, we could have drawn up to approximately $50 million on our revolving credit facility and accounts receivable facility together as of December 28, 2003. Additionally, based on contractual language within our credit agreement related to the New Castle acquisition, our available liquidity increased upon the December 31, 2003 transfer of full ownership of the New Castle joint venture. Thus, based on the covenant limitations discussed above and the contractual language in our credit agreement related to New Castle, our total availability from these facilities is approximately $150 million in the first quarter of 2004 (after accounting for the approximate $58 million drawn on our accounts receivable securitization facility to finance the acquisition).

TriMas Common Stock.    On April 2, 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company at $20 per share, the same price that it was valued on June 6, 2002, the date of our sale of TriMas. As a result of this repurchase by TriMas, and as a result of acquisitions performed by TriMas in 2003, our ownership percentage in TriMas decreased to approximately 28% as of December 28, 2003. There are 5.75 million remaining shares outstanding, representing a book value of $120 million, that are recorded as "equity and other investments in affiliates" in the Company's consolidated balance sheet as of December 28, 2003.

Debt, Capitalization and Available Financing Sources.    In July 2003, we obtained an amendment of our credit facility to, among other things, permit the $150 million offering of 10% senior notes and the use of proceeds therefrom, modify certain negative and financial covenants and permit us to complete the acquisition of DaimlerChrysler's common and preferred interest in the New Castle joint venture under certain conditions. Under such amendment, the applicable interest rate spreads on our term loan obligations increased from 2.75% to 4.25% over the current LIBOR.

On October 20, 2003, we issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. As these notes were not registered within 210 days from the closing date, the annual interest rate increased by 1% and will remain so until the registration statement is declared effective. The net proceeds from this offering were used to redeem the balance of the $98.5 million aggregate principal amount of the outstanding 4.5% subordinated debentures ($91 million reflected on the balance sheet at December 29, 2002 (as restated)) that were due in December 2003, and to repay $46.6 million of term loan debt under our credit facility. As a result of this term loan repayment, our semi-annual principle installments on the term loan facility were decreased to $0.4 million with the remaining outstanding balance due December 31, 2009. In connection with this financing, we agreed with our banks to decrease our revolver facility from $250 million to $200 million.

In 2002, we entered into two arrangements to refinance our long-term debt. In the first arrangement, we issued $250 million aggregate principal amount of 11% senior subordinated notes due 2012. In connection with the 11% senior subordinated notes offering, we also amended and restated our credit facility to replace the original term loans with a new $400 million term loan. In addition to the term loan, the credit facility also includes a revolving credit facility with a principal commitment of $200 million (prior to our October 2003 senior note offering, this facility was $250 million). The revolving credit facility matures on May 28, 2007 and the term loan facility matures on December 31, 2009. The obligations under the credit facility are collateralized by substantially all of our assets and of the assets of substantially all of our domestic subsidiaries and are guaranteed by substantially all of our domestic subsidiaries on a joint and several basis.

	(In millions)
	December 28, 2003	December 29, 2002
		(Restated)
Senior credit facilities:
Term loan	$352	$399
Revolving credit facility	—	—
Total senior credit facility	$352	$399
11% senior subordinated notes, with interest payable semi-annually, due 2012	250	250
10% senior notes, with interest payable semi-annually, due 2013	150	—
4.5% convertible subordinated debentures, due 2003 (face value $98.5 million)	—	91
Other debt (includes capital lease obligations)	26	29
Total	$778	$769
Less current maturities	(11)	(100)
Long-term debt	$767	$669

At December 28, 2003, we were contingently liable for standby letters of credit totaling $37 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims. As a result of the completion of our acquisition of the New Castle manufacturing operations on December 31, 2003, we issued and are contingently liable for additional standby letters of credit totaling $12 million.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an EBITDA to cash interest expense coverage ratio to exceed 2.00 through March 28, 2004, increasing to 2.25 through July 3, 2005; and a debt to EBITDA leverage ratio not to exceed 5.25 through March 28, 2004, decreasing to 5.00 and 4.75 for the quarters ending July 27, 2004 and October 3, 2004, respectively. Note that the accounts receivable facility is included in computing debt for the purposes of these covenant calculations. We were in compliance with the preceding financial covenants throughout the year and obtained waivers associated with the timely submission of financial statements and associated representations and warranties through November 15, 2004. Our most restrictive covenant is the leverage ratio. The permitted leverage ratio (as modified on September 30, 2004) becomes more restrictive in future periods, declining to 5.00 in the second fiscal quarter of 2004, 4.75 in the third fiscal quarter of 2004, 4.50 in the first fiscal quarter of 2005, 4.25 in the third fiscal quarter of 2005, 3.75 in the fourth fiscal quarter of 2005, 3.00 in the first fiscal quarter of 2006 and 2.75 in the fourth fiscal quarter of 2006 and thereafter.

New Castle Acquisition.    We successfully completed our purchase of DaimlerChrysler's common and preferred interests in NC-M Chassis Systems, LLC ("New Castle") on December 31, 2003 (subsequent to our year end of December 28, 2003). We financed this acquisition with $118.8 million in cash, $31.7 million in aggregate principal amount of a new issue of 10% senior subordinated notes and $64.5 million in aggregate liquidation preference Series A-1 preferred stock. The cash portion of the consideration was funded in part with the net cash proceeds of approximately $65 million from the sale to and subsequent leaseback of certain equipment from General Electric Capital Corporation, and the remainder was funded through the Company's revolving credit facility.

Our senior credit agreement allowed for the purchase of New Castle and provided a provision to reflect the New Castle acquisition in the calculation of our negative financial covenants. Specifically, the credit agreement assumes 2003 EBITDA for New Castle to be $47.5 million less the annual rent paid on our operating lease used to finance the acquisition of approximately $10 million. Thus, based on the calculation of our leverage covenant and our available liquidity under our senior credit facility, at the end of 2003, the New Castle acquisition decreases our leverage ratio covenant by approximately 0.5x and increases our available liquidity from our working capital revolver facility by over $100 million.

Interest Rate Hedging Arrangements.    In February 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million and a three month LIBOR interest rate cap and floor of 7% and 4.5%, respectively, and four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $301 million. As a result of our early retirement of our term loans in June 2002, we recorded a cumulative non-cash loss of $7.5 million, which is included in our consolidated statement of operations for the year ended December 29, 2002 (as restated). The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to our new term loan borrowings in June 2002. The remaining two interest rate caps totaling $101 million no longer qualify for hedge accounting. Therefore, any unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002.

As a result of our repayment of $46.6 million of the term loan debt in October 2003, a portion of one of the interest rate caps previously redesignated to the new term loan borrowings in June 2002 is no longer considered effective. Therefore, $46.6 million of this $100 million interest rate cap no longer qualifies for hedge accounting. The ineffectiveness of this cap had no impact on our consolidated statement of operations.

Under the two remaining interest rate collars that are designated as a hedge, we recognized additional interest expense of $6.5 million during the year ended December 28, 2003. We expect to reclassify the $6.6 million currently included in other comprehensive income and approximately $0.9 million included in accrued liabilities into earnings upon maturity of the interest rate arrangements in February 2004. Assuming interest rates remain constant, we expect to recognize $0.8 million as additional expense in 2004.

Off-Balance Sheet Arrangements.

Our Receivables Facility.    We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary, MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $225 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $3.3 million in 2003.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At December 28, 2003, no amount of our $225 million receivables facility was utilized, with $73 million available. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of December 28, 2003, we had available approximately $53 million from these commitments, and approximately $45.1 million of receivables were sold under these programs. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations.

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

In March 2003, we entered into a sale-leaseback transaction with respect to certain manufacturing equipment for proceeds of approximately $8.5 million, and in October 2003, we entered into a sale-leaseback transaction for machinery and equipment for additional proceeds of $8.5 million. In July 2003, we entered into an approximate $10 million operating lease associated with the acquisition of our Greensboro, North Carolina facility. The proceeds from this lease were used to finance a portion of the acquisition of this facility from Dana Corporation. All of these leases are accounted for as operating leases. The sale-leasebacks initiated in 2003 contribute an additional $3.8 million in annualized lease expense going forward, which is included in our "Contractual Cash Obligations," below. We continue to look to sale-leaseback and other leasing opportunities as a source of cash for debt reduction and other uses.

Certain Other Commitments.    We have other cash commitments not relating to debt as well, such as those in respect of leases, preferred stock and restricted stock awards.

In November 2000, a group of investors led by Heartland and CSFB Private Equity acquired control of Metaldyne. Immediately following the November 2000 acquisition, we made restricted stock awards to certain employees of shares of our common stock. Under their terms, 25% of those shares became free of restriction, or vested upon the closing of the November 2000 acquisition and one quarter of the shares were due to vest on each January 14, 2002, 2003, and 2004. Holders of restricted stock are entitled to elect cash in lieu of 40% of their restricted stock which vested at closing and 100% of their restricted stock on each of the other dates with the shares valued at $16.90 per share, together with cash accruing at approximately 6% per annum; to the extent that cash is not elected, additional common stock valued at $16.90 per share is issuable in lieu of the 6% accretion. As a result of the elections made for the January 14, 2003 payment and restrictions under our credit facility, we paid approximately $16 million in cash to vested holders of restricted stock in January 2003. We are entitled to reimbursement of certain amounts from our former subsidiary TriMas, representing approximately 45% of our obligations related to these restricted stock awards and, accordingly, a receivable from TriMas is included in our consolidated balance sheet at December 29, 2002 (as restated). As a result of the elections made for the January 14, 2004 payment, we have recorded $16.8 million in accrued liabilities as of December 28, 2003, representing the cash and stock portion of the January 14, 2004 vesting date that represents the gross payment before reimbursement from TriMas.

We also have outstanding $74 million in aggregate liquidation value of Series A and Series B preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% and 11.5%, respectively, per annum initially and to effect a mandatory redemption in December 2012 and June 2013, respectively. For periods that we do not pay cash dividends on the Series A preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid in 2002 or 2003. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

Saturn-Related Obligations.    In the November 2000 recapitalization of the Company, our shares were converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. We hold 1,796,800 shares of Class A common stock and 1,796,800 shares of Class B common stock of Saturn, a privately held corporation. As such, there is no readily available market value of these shares. In 2003, Saturn recognized an approximate $35 million loss primarily associated with an intangible assets impairment. In accordance with our equity accounting treatment of this investment, we recognized a non-cash loss associated with Saturn's financial results proportionate to our ownership interest in Saturn.

This loss is included as "equity loss from affiliates, net" in our consolidated statement of operations for the year ended December 28, 2003. We have not identified any additional indicators of impairment. Although no disposition of the stock of Saturn was made prior to the recapitalization or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. We are not responsible to disburse any funds to the previous holders of the Company's common stock if the sale proceeds are less than $18 million. The Company does not control the timing of the sale of Saturn. Therefore, it is possible that the Company may choose to agree to accept an amount less than that indicated above in order to accelerate a disposition of the holdings of the stock of Saturn. Any sale of the stock of Saturn requires approval from a committee representing the interests of the former shareholders of the Company.

TriMas Receivables.    We have recorded approximately $15.4 million as of December 28, 2003, consisting of receivables related to certain amounts from TriMas. These amounts include TriMas' obligations resulting from the vesting of the restricted stock awards issued in conjunction with the November 2000 recapitalization of approximately $7.6 million, tax net operating losses created prior to the disposition of TriMas of approximately $2.2 million, pension obligations of approximately $5.1 million and various invoices paid on TriMas' behalf of approximately $0.3 million.

The restricted stock award program represents a Company obligation as the participants have the option to receive payment in either cash or Metaldyne stock. Therefore, we retained the entire liability for the restricted stock award program on our books. TriMas' liability for its portion of the restricted stock awards was not assumed until the disposition date of June 20, 2002. Cash received in July 2002 and January 2003 from TriMas in reimbursement for amounts the Company paid to TriMas retired and former employees totaled $0.5 million and $4.2 million, respectively. Of the $7.6 million obligation at December 28, 2003, TriMas directly paid $4.4 million to its employees and reimbursed an approximate $3.8 million of payments made by the Company. That portion of TriMas' obligation paid directly by TriMas to its current and former employees is accounted for as a reduction to the receivable from TriMas and a reduction to the restricted stock award liability on the Company's books. We made the final required cash payment for this program in January 2004.

Credit Rating.    Metaldyne is rated by Standard & Poor's and Moody's Ratings. As of December 28, 2003 and October 15, 2004, we have long-term ratings of BB/B2 on our senior credit facility, B/B3 on our 10% senior notes due 2013 and B/Caa1 on our 11% senior subordinated notes due 2012. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase and our ability to access certain financial markets may become limited.

Capital Expenditures.    Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures by product segment for the periods presented were:

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
Capital Expenditures:
Automotive Group
Chassis	$21,830	$14,500
Driveline	45,110	36,470
Engine	49,700	49,310
Corporate	14,080	6,210
Automotive Group	130,720	106,490	$92,420
TriMas Group	—	9,960	18,690
Total	$130,720	$116,450	$111,110

We anticipate that our capital expenditure requirements for fiscal 2004 will be approximately $159 million.

Contractual Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of December 28, 2003.

	(In millions)
	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$352	$1	$3	$1	$347
11% Senior subordinated notes	250	—	—	—	250
10% Senior notes	150	—	—	—	150
Other debt	16	5	3	—	8
Capital lease obligations	10	5	4	1	—
Operating lease obligations (1)	270	37	63	54	116
Redeemable preferred stock, including accrued dividends	74	—	—	—	74
Redeemable restricted common stock (2)	17	17	—	—
Pension contributions (data available through 2005)	38	18	20	—	—
Contractual severance	9	6	3	—	—
Total contractual obligations (3)	$1,186	$89	$96	$56	$945

(1)	Operating lease expense is deducted to arrive at Adjusted EBITDA.

(2)	Redeemable restricted common stock includes TriMas' portion, consisting of approximately 50% of total obligations, which will be reimbursed to the Company.

(3)	Total contractual obligations exclude accounts payable and accrued liabilities.

At December 28, 2003, we were contingently liable for standby letters of credit totaling $37 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. As a result of the completion of our acquisition of the New Castle manufacturing operations on December 31, 2003, we issued and are contingently liable for additional standby letters of credit totaling $12 million. We believe that our product warranty exposure is immaterial; however, it is continuously monitored for potential warranty implications of new and current business.

Pension Plans and Post Employment Benefits

We sponsor defined benefit pension plans covering certain active and retired employees in the United States, Canada and Europe. On December 29, 2002, the projected benefit obligation (calculated using a 6.73% discount rate) exceeded the market value of plan assets by $112.1 million. During 2003, we made contributions, including benefit payments made directly by Metaldyne, of $16.4 million to the defined benefit plans. The underfunded status at December 28, 2003 is $126.4 million (assuming a 6.11% discount rate). Under SFAS No. 87, "Employers' Accounting for Pensions," Metaldyne is required annually on September 30 to re-measure the present value of projected pension obligations as compared to plan assets at market value. Although this mark-to-market adjustment is required, we maintain a long-term outlook for developing a pension-funding plan. In addition, we are in a period of very low interest rates, which results in a higher liability estimate.

(In thousands)	Underfunded Status (PBO Basis)
December 29, 2002	$(112,090)
Pension contributions	16,380
2003 asset returns	9,790
Impact of U.S. discount rate decrease by 65 basis points	(22,100)
Interest and service cost	(20,320)
Curtailments	2,710
Other	(770)
December 28, 2003	$(126,400)

The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized rating agencies. The discount rate determined on that basis decreased from 6.75% for 2002 to 6.125% for 2003. This 65 basis point decline in the discount rate had the effect of increasing the underfunded status of our U.S. pension plans by approximately $22.1 million.

For 2003, we have assumed a long-term asset rate of return on pension assets of 8.96%. We will utilize a 9% long-term asset rate of return assumption in 2004. In developing the 9% expected long-term rate of return assumption, we evaluated input from our third party pension plan asset managers, including a review of asset class return expectations and long-term inflation assumptions. At December 28, 2003, our actual asset allocation was consistent with our asset allocation assumption.

Our pension expense was $2.1 million and $10.4 million for 2003 and 2002, respectively. For 2004, we expect pension expense to be $5 million. As required by accounting rules, our pension expense for 2004 is determined at the end of September 2003. However, for purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in assumptions:

	(In millions)
Change in assumptions	Impact on Pension expense	Impact on PBO
25 bp decrease in discount rate	$0.6	$9.6
25 bp increase in discount rate	(0.6)	(9.5)
25 bp decrease in long-term return on assets	(0.5)	N/A
25 bp increase in long-term return on assets	0.5	N/A

We expect to make contributions of approximately $17.5 million to the defined benefit pension plans for 2004.

On January 1, 2003, we replaced our existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits will no longer accrue after 2002 for these employees. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age. Our 2004 defined benefit pension expense will be approximately $5.2 million and our defined contribution (profit-sharing and 401(k) matching contribution) expense will be approximately $9.1 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and the Company's eligible retirees generally pay a premium for this benefit that is less than the Part D premium. Therefore, the Company has concluded that these benefits are at least actuarially equivalent to the Part D program so that Metaldyne will be eligible for the basic Medicare Part D subsidy.

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003") was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company estimates the federal subsidy included in the law will ultimately result in an approximate $4.5 million to $6.0 million reduction in Metaldyne's postretirement benefit obligation. However, the reduction is not reflected in the Company's postretirement benefit obligation at the balance sheet date, since this information is as of the Company's September 30, 2003 measurement date. For 2004, the Company expects a net reduction in our postretirement expense when compared to 2003. This decrease reflects the favorable impact of the Medicare legislation and changes to the plans that eliminated some coverage, offset by a 50 basis point decline in the discount rate and adverse experience in health care trends.

Cash Flows

Operating activities — Net cash provided by operating activities totaled $99.0 million for the year ended December 28, 2003, compared to a use of cash of $65.1 million in 2002 (as restated) and a source of cash of $173.8 million in 2001 (as restated). Adjusting 2002 results by the $167 million decreased use of the accounts receivable securitization program, the 2002 operating cash flows (as restated) would have approximated $102 million, or approximately $3 million higher than 2003 results. The resulting decrease in 2003 operating cash flows is made up of lower operating performance in 2003, partially due to divestiture of our TriMas subsidiary in June 2002, but is offset by improved working capital performance in 2003 relative to 2002 (as restated).

Investing activities — Cash flows used in investing activities totaled $98.8 million for the year ended December 28, 2003, compared to a source of cash of $775.7 million in 2002 (as restated) and a use of cash of $104.7 million in 2001 (as restated). The principal use of cash in 2003, 2002 and 2001 reflects capital expenditures related to ongoing operations. Additionally, in 2003, we invested $20 million in NC-M Chassis Systems, LLC, a joint venture with DaimlerChrysler Corporation; divested of our Fittings division for proceeds of $22.6 million; and sold $20 million of our investment in TriMas. In 2002 (as restated), we divested 66% of our interest in TriMas for $840 million. Proceeds from sale-leaseback transactions with respect to equipment and real property represented a source of cash of $17 million, $52.2 million and $84.7 million in 2003, 2002 (as restated) and 2001 (as restated), respectively.

Financing activities — Cash flows used in financing activities totaled $5.7 million for the year ended December 28, 2003, compared to a use of cash of $691.5 million in 2002 (as restated) and $95.3 million in 2001 (as restated). In 2003, we secured proceeds of $150 million in a public debt offering, which was offset by repayment of $98.5 million of subordinated convertible debentures that became due in December 2003 and repayment of $47.6 million of term loan debt. In 2002, we secured proceeds of $250 million in a public debt offering, which was offset by repayment of $205.3 million of subordinated convertible debentures and net refinancing of $712.5 million of our term loan debt.

Outlook

Automotive vehicle production in 2004 is expected to be slightly below 2003 production levels in North America and slightly higher in Europe, but there are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Management believes cash flow from operations and debt financing and refinancing that occurred in October 2003 will provide us with adequate sources of liquidity for the foreseeable future. However, our sources of liquidity may be inadequate if we are unable to obtain operating targets, which would cause us to seek covenant relief from existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt, and we may be unable to secure equity or other financing.

On December 31, 2003, we completed our acquisition of DaimlerChrysler's New Castle facility. Based on our new, more favorable agreement with the UAW and the supply contract with Daimler Chrysler, we anticipate 2004 Adjusted EBITDA for this facility of between $35 and $40 million, net of approximately $10 million in operating lease expense associated with a $65 million sale-leaseback of New Castle equipment used to finance the acquisition.

Two of our largest suppliers have recently declared bankruptcy, and are in the process of reorganizing. The effect on the Company from these bankruptcies is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

Consistent with operating in the global vehicle industry, we anticipate significant competitive pressures and thus expect to face significant price reduction pressures from our customer base. In 2003, though, we invested significantly in automation and underwent significant restructuring activities to help accommodate these pricing pressures. In addition, we are facing significant increases in the cost to procure certain materials utilized in our manufacturing processes such as steel, energy, Molybdenum and nickel. In general, steel prices have recently risen by as much as 60-100% and have thus created significant tension between steel producers, suppliers and end customers. Based on current prices, our steel costs could increase approximately $50 million in 2004. However, we anticipate several initiatives such as steel scrap sales, steel resourcing efforts, contractual steel surcharge pass through agreements with selected customers and reducing or eliminating 2004 scheduled price downs to our customers will offset approximately $30 million of these increased costs. Additionally, we are actively working with our customers to 1) obtain additional business to help offset these prices through better utilization of our capacity, 2) negotiate a surcharge to reflect the increased material costs, and/or 3) resource certain of our products made unprofitable by these increases in material costs. We will actively work to mitigate the effect of these steel increases throughout 2004.

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

Goodwill.    In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which was effective for us on January 1, 2002. Under SFAS No. 142, we ceased the amortization of goodwill. Beginning in 2002, we test goodwill for impairment on an annual basis, unless conditions exist which would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. We may be required to record impairment charges for goodwill if these estimates or related projections change in the future.

At adoption and again during 2002 and 2003, we determined that our goodwill was not impaired as fair values continue to exceed their carrying value. Fair value of our goodwill is determined based upon the discounted cash flows of the reporting units using a 9.5% discount. Assuming an increase in the discount rate to 12%, fair value would continue to exceed the respective carrying value of each automotive segment.

Receivables And Revenue Recognition.    The Company recognizes revenue when there is evidence of a sale, the delivery has occurred or services have been rendered, the sales price is fixed or determinable and the collectibility of receivables is reasonably assured. Consequently, sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. Significant retroactive price adjustments are recognized in the period in which such amounts become probable.

Valuation of Long-Lived Assets.    Metaldyne periodically evaluates the carrying value of long-lived assets to be held and used including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds that fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets are held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

Pension and Postretirement Benefits Other Than Pensions.    The determination of our obligation and expense for our pension and postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. These assumptions are described in Note 25, Employee Benefit Plans, to the Company's audited consolidated financial statements, which include, among others, discount rate, expected long-term rate of return on plan assets and rate of increase in compensation and health care costs. While we believe that our assumptions are appropriate, significant differences in our actual experience or assumptions may materially affect the amount of our pension and postretirement benefits other than pension obligation and our future expense. Our actual return on pension plan assets was 6.5%, (5.75)% and (8.62)% for the years ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), respectively. In comparison, our expected long-term return on pension plan assets was 8.96%, 8.97% and 8.96% for the years ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), respectively. The expected return on plan assets was established by analyzing the long-term returns for similar assets and, as such, no revisions have been made to adjust to actual performance of the plan assets.

New Accounting Pronouncements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 (with exceptions) and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have any impact on our financial condition, results of operations or required disclosures upon adoption as of the quarter ended September 28, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 15, 2003. Due to the Company being a nonpublic entity as defined in SFAS No. 150, we adopted this Statement effective for the quarter ended March 28, 2004. As a result of our adoption of SFAS No. 150, the Company's redeemable preferred stock is classified as a long-term liability on the Company's consolidated balance sheet effective as of the quarter ended March 28, 2004, and preferred stock dividends associated with this redeemable preferred stock are classified as other expense, net on the Company's consolidated statement of operations beginning with the quarter ended March 28, 2004.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. We have adopted this Statement for the year ended December 28, 2003.

Fiscal Year

Effective in 2002, our fiscal year ends on the Sunday nearest to December 31.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 11, Long-Term Debt, to the Company's audited consolidated financial statements for additional information.

Item 8.    Financial Statements And Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Metaldyne Corporation:

We have audited the accompanying consolidated balance sheet of Metaldyne Corporation as of December 28, 2003, and the related consolidated statements of operations, shareholders' equity and other comprehensive income, and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metaldyne Corporation as of December 28, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Detroit Michigan
November 10, 2004

/s/ KPMG LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Metaldyne Corporation

In our opinion, the accompanying consolidated balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Metaldyne Corporation and its subsidiaries at December 29, 2002, and the results of their operations and their cash flows for the years ended December 29, 2002 and December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 29, 2002 and December 31, 2001 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

As discussed in Note 2 to the consolidated financial statements, the Company restated its December 29, 2002 and December 31, 2001 financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
March 11, 2003, except as to the effect of the matters described in Notes 2 and 16, which are as of November 10, 2004

METALDYNE CORPORATION CONSOLIDATED BALANCE SHEET
DECEMBER 28, 2003 AND DECEMBER 29, 2002

(Dollars in thousands except share amounts)

	2003	2002
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$13,820	$19,130
Receivables, net:
Trade, net of allowance for doubtful accounts	139,330	144,280
TriMas	15,350	27,820
Other	26,440	11,380
Total receivables, net	181,120	183,480
Inventories	83,680	76,670
Deferred and refundable income taxes	9,110	23,550
Prepaid expenses and other assets	36,280	28,610
Total current assets	324,010	331,440
Equity and other investments in affiliates	148,830	152,100
Property and equipment, net	707,450	674,690
Excess of cost over net assets of acquired companies	584,390	573,570
Intangible and other assets	247,180	286,190
Total assets	$2,011,860	$2,017,990
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$201,240	$194,680
Accrued liabilities	136,840	110,030
Current maturities, long-term debt	10,880	99,900
Total current liabilities	348,960	404,610
Long-term debt	766,930	669,020
Deferred income taxes	121,520	136,520
Minority interest	800	---
Other long-term liabilities	153,760	143,300
Total liabilities	1,391,970	1,353,450
Redeemable preferred stock, (aggregate liquidation value $76.0 million). Authorized: 554,153 shares; 545,154 shares issued and outstanding	73,980	64,510
Redeemable restricted common stock, zero and 2.6 million shares outstanding, respectively	—	23,790
Less: Restricted unamortized stock awards	—	(3,120)
Total redeemable stock	73,980	85,180
Shareholders' equity:
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.7 million and 42.6 million, respectively	42,730	42,650
Paid-in capital	692,400	684,870
Accumulated deficit	(234,750)	(150,160)
Accumulated other comprehensive income	45,530	2,000
Total shareholders' equity	545,910	579,360
Total liabilities, redeemable stock and shareholders' equity	$2,011,860	$2,017,990

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND
DECEMBER 31, 2001

(Dollars in thousands except per share data)

	December 28, 2003	December 29, 2002	December 31, 2001
		(Restated)	(Restated)

Net sales	$1,508,200	$1,792,200	$2,127,390
Cost of sales	(1,352,670)	(1,498,560)	(1,734,330)
Gross profit	155,530	293,640	393,060
Selling, general and administrative expenses (Includes legacy restricted stock award expense of $3.1 million, $4.9 million and $7.9 million in 2003, 2002 and 2001, respectively)	(117,230)	(181,460)	(265,120)
Restructuring charges	(13,130)	(3,470)	—
Asset impairment	(4,870)	—	—
Operating profit	20,300	108,710	127,940
Other expense, net:
Interest expense	(75,510)	(91,000)	(148,160)
Loss on repurchase of debentures and early retirement of term loans	—	(68,860)	—
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)	—
Equity loss from affiliates, net	(20,700)	(1,410)	(8,930)
Other, net	(8,080)	(8,980)	(17,890)
Other expense, net	(104,290)	(177,800)	(174,980)
Loss before income taxes and cumulative effect of change in accounting principle	(83,990)	(69,090)	(47,040)
Income tax benefit	(8,660)	(40,960)	(4,260)
Loss before cumulative effect of change in accounting principle	(75,330)	(28,130)	(42,780)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(36,630)	—
Net loss	(75,330)	(64,760)	(42,780)
Preferred stock dividends	9,260	9,120	5,850
Loss attributable to common stock	$(84,590)	$(73,880)	$(48,630)
Basic and diluted loss per share:
Before cumulative effect of change in accounting principle less preferred stock dividends	$(1.98)	$(0.87)	$(1.14)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(0.86)	—
Net loss attributable to common stock	$(1.98)	$(1.73)	$(1.14)

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND
DECEMBER 31, 2001

(Dollars in Thousands)	December 28, 2003	December 29, 2002	December 31, 2001
		(Restated)	(Restated)
Operating activities:
Net loss	$(75,330)	$(64,760)	$(42,780)
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation and amortization	106,350	107,430	157,750
Non-cash stock award expense	3,090	4,880	7,930
Debt fee amortization	2,480	4,770	11,610
Loss on disposal of fixed assets	14,870	750	1,850
Asset impairment	4,870	—	—
Deferred income taxes	(24,250)	(21,040)	11,790
Non-cash interest expense (interest accretion)	7,170	12,990	17,500
Loss on interest rate arrangements	—	7,550	—
Equity (earnings) losses from affiliates, net of dividends	20,700	1,410	8,930
Cumulative effect of change in recognition and measurement of goodwill impairment	—	36,630	—
Loss on repurchase of debentures and early retirement of term loans	—	68,860	—
Other, net	500	(870)	5,980
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	10,790	(8,600)	31,640
Net proceeds from and repayments of accounts receivable sale	—	(167,360)	16,860
Inventories	(5,710)	(4,870)	34,960
Refundable income taxes	21,750	(34,150)	9,310
Prepaid expenses and other assets	2,940	(15,120)	1,200
Accounts payable and accrued liabilities	9,020	6,390	(100,740)
Net cash provided by (used for) operating activities	99,240	(65,110)	173,790
Investing activities:
Capital expenditures	(130,720)	(116,450)	(111,110)
Disposition of businesses to a related party	22,570	840,000	—
Acquisition of business, net of cash received	(7,650)	—	(83,320)
Proceeds from sale/leaseback of fixed assets	16,970	52,180	84,660
Proceeds from sale of TriMas shares	20,000	—	—
Investment in joint venture	(20,000)	—	—
Other, net	—	—	5,060
Net cash provided by (used for) investing activities	(98,830)	775,730	(104,710)
Financing activities:
Proceeds of term loan facilities	—	400,000	44,250
Principal payments of term loan facilities	(47,600)	(1,112,450)	(81,990)
Proceeds of revolving credit facility	180,000	324,800	23,560
Principal payments of revolving credit facility	(180,000)	(324,800)	(48,750)
Proceeds of senior subordinated notes, due 2012	—	250,000	—
Proceeds of senior subordinated notes, due 2013	150,000	—	—
Principal payments of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of repurchase)	(98,530)	(205,290)	—
Proceeds of other debt	1,940	920	51,560
Principal payments of other debt	(9,180)	(6,090)	(84,700)
Capitalization of debt refinancing fees	(2,350)	(12,100)	—
Penalties on early extinguishment of debt	—	(6,480)	—
Other, net	—	—	750
Net cash used for financing activities	(5,720)	(691,490)	(95,320)
Net increase (decrease) in cash	(5,310)	19,130	(26,240)
Cash and cash equivalents, beginning of year	19,130	—	26,240
Cash and cash equivalents, end of year	$13,820	$19,130	$—
Supplementary cash flow information:
Cash refunded for income taxes, net	$(27,060)	$(2,900)	$(15,380)
Cash paid for interest	$63,590	$91,840	$133,120

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND
DECEMBER 31, 2001

					OTHER COMPREHENSIVE INCOME			(In thousands)
	PREFERRED STOCK	COMMON STOCK	PAID-IN CAPITAL	ACCUMULATED DEFICIT	FOREIGN CURRENCY TRANSLATION AND OTHER	MINIMUM PENSION LIABILITY	INTEREST RATE ARRANGEMENTS	TOTAL SHAREHOLDERS' EQUITY
Balances, December 31, 2000 as reported	$—	$38,670	$617,780	$(27,260)	$10,070	$—	$—	$639,260
Restatement adjustments	—	—	—	(380)	90	—	—	(290)
Balances, December 31, 2000 (Restated)	$—	$38,670	$617,780	$(27,640)	$10,160	$—	$—	$638,970
Comprehensive income:
Net loss (Restated)				(42,780)				(42,780)
Foreign currency translation (Restated)					(9,270)			(9,270)
Interest rate arrangements							(5,870)	(5,870)
Minimum pension liability (net of tax, $(4,290))						(7,310)		(7,310)
Total comprehensive loss								(65,230)
Preferred stock dividends				(5,850)				(5,850)
Issuance of shares		3,900	61,890					65,790
Balances, December 31, 2001 (Restated)	$—	$42,570	$679,670	$(76,270)	$890	$(7,310)	$(5,870)	$633,680
Comprehensive income:
Net loss (Restated)				(64,770)				(64,770)
Foreign currency translation (Restated)					39,170			39,170
Interest rate arrangements (net of tax, $(380))							5,100	5,100
Minimum pension liability (net of tax, $(17,960))						(30,570)		(30,570)
Increase in TriMas investment					2,500			2,500
Impact of TriMas disposition					(1,910)			(1,910)
Total comprehensive loss								(50,480)
Preferred stock dividends				(9,120)				(9,120)
Exercise of restricted stock awards			4,270					4,270
Issuance of shares		80	930					1,010
Balances, December 29, 2002 (Restated)	$—	$42,650	$684,870	$(150,160)	$40,650	$(37,880)	$(770)	$579,360
Comprehensive income:
Net loss				(75,330)				(75,330)
Foreign currency translation					45,010			45,010
Interest rate arrangements (net of tax, $1,080)							7,340	7,340
Minimum pension liability (net of tax, $(9,450))						(16,080)		(16,080)
Increase in TriMas investment					7,260			7,260
Total comprehensive loss								(31,800)
Preferred stock dividends				(9,260)				(9,260)
Disposition of business to a related party			6,270					6,270
Exercise of restricted stock awards		80	1,260					1,340
Balances, December 28, 2003	$—	$42,730	$692,400	$(234,750)	$92,920	$(53,960)	$6,570	$545,910

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Other Information

Metaldyne Corporation ("Metaldyne" or "the Company") is a leading global manufacturer of highly engineered metal components for the global light vehicle market. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications.

The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal years 2003, 2002 and 2001 each comprised fifty-two weeks and ended on December 28, 2003, December 29, 2002 and December 31, 2001, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

2.    Restatement

In September 2004, the Company announced the completion of an Independent Investigation into certain accounting matters and its determination that certain previously issued financial statements required restatement. The Company's financial statements for fiscal years 2001 and 2002 have been restated. The restatement arose primarily out of information obtained through an investigation conducted by a special committee of the board of directors which was comprised of one independent director of the Company. The special committee retained independent counsel, Sidley Austin Brown & Wood LLP ("Sidley"), and in turn Sidley retained Deloitte & Touche LLP ("D&T"), a firm with forensic accounting expertise, to assist Sidley in the investigation. The Independent Investigation was initiated as a result of certain admissions made by an employee of the Company and information obtained by the Company's internal audit staff. This investigation expanded beyond its initial focus on this employee's admission of intentional overstatements and understatements of income at the Company's Sintered division into accounting practices in other areas of the Company concerning the smoothing of earnings through the use of accrual and allowance accounts and the recognition of tooling income. The restatement resulting from the Independent Investigation was limited to the periods from November 30, 2000 through 2003.

Specifically, a former Sintered division controller admitted that, following the acquisition of the Company in November 2000, income at the Sintered division from 2000 through 2003 was deliberately understated in an effort to disguise this employee's previous overstatements of income at the Sintered division during the period from 1996 through 1999. There were three primary admissions by the former Sintered divisional controller related to the period 1996 to 1999. During this time, he asserted that income was overstated by (1) overstating fixed assets, (2) understating liabilities (notably accounts payable), and (3) using a complex set of manual journal entries every month to "disguise" the effects of (1) and (2). Following the acquisition in late 2000, he stated that income was intentionally understated through similar actions. The restatement adjustments reflect the Company's correction of these matters, based upon the findings of the Independent Investigation. The corrections of these Sintered division accounts indicate that cumulative net losses for the periods investigated were actually understated as a result of these intentional actions.

The restatement adjustments address (1) inappropriate actions taken at the Sintered division by correcting overstated balances for property, plant and equipment, recognizing lower related depreciation expense and recognizing the continuing effect of adjustments made in prior periods on previously reported balances of other accounts such as accounts payable and accounts receivable; (2) the correction of certain journal entries, primarily relating to certain accrual and tooling accounts, identified as a result of the Independent Investigation; and (3) certain other adjustments not related to the Sintered inquiry or the review of the accrual and tooling accounts.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Total Adjustments.    The following table presents the impact on net loss of the restatement adjustment for the years ended December 29, 2002 and December 31, 2001:

	(In millions)
	December 29, 2002	December 31, 2001
Income/(Expense)
Previously reported net loss	$(61.5)	$(43.3)
Sintered adjustments	(4.7)	0.9
Tooling, accrual and allowance analysis	(0.6)	0.2
Other Adjustments	—	(0.2)
Income tax effect	2.0	(0.4)
Restated net loss	$(64.8)	$(42.8)

Sintered Adjustments.    This category of adjustments relates to the reconstruction of the financial statements at our Sintered division. These adjustments increase the pre-tax loss by approximately $4.7 million in 2002 and reduce the pre-tax loss by $0.9 million in 2001, and relate to adjustments to correct fixed asset overstatements and accounts payable understatements.

Adjustments increasing pre-tax loss by $3.7 million in 2002 and reducing pre-tax loss by $0.3 million in 2001 were included in the restatement resulting from the corrections of overstatements in fixed assets, primarily in the form of reporting operating costs as capital expenditures. Additionally, this overstatement in fixed assets includes the impact of the overstatement in fixed assets as of the November 2000 recapitalization date, served to overstate depreciation expense (net of certain unrecorded fixed asset disposals) by $0.9 million in 2002 and understate depreciation expense (net of certain unrecorded fixed asset disposals) by $0.1 million in 2001.

Additional adjustments to pre-tax income of $(1.9) million and $0.7 million for 2002 and 2001, respectively, relate to the correction of several other accounts at the Sintered division including accounts payable, accrued liabilities and prepaid expenses.

A summary of the Sintered adjustments and the time periods affected follows:

	(In millions, all amounts before taxes))
	Years Ended
	2002	2001
Income/(Expense)
Fixed asset adjustments	$(3.7)	$0.3
Depreciation and fixed asset disposal adjustments	0.9	(0.1)
Accounts payable, accrued liability and other adjustments	(1.9)	0.7
Net adjustments	$(4.7)	$0.9

Tooling, Accruals and Allowances.    This category of adjustments increases the pre-tax loss by $0.6 million for 2002 and reduces pre-tax loss by $0.2 million for 2001 related to corrections of inappropriate accounting related to tooling, accruals and allowances, which potentially had the effect of "smoothing" earnings for certain periods.

Based upon certain findings within the Sintered division, the investigation was expanded to encompass accounting practices in other areas of the Company concerning the use of accruals and allowances and the recognition of tooling income for the period from 2001 through 2003. This investigation involved an extensive review of journal entries of over a specified amount made over a three

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (concluded)

year period. As a result of the expanded investigation, the Company became aware of instances of inappropriate accounting relating to allowances and accruals, which had the effect of "smoothing" earnings for certain periods. Specifically, the Company concluded from the investigative findings that there were instances when accruals had been established to cover unanticipated expenses, accruals had been increased or decreased based upon performance, and/or accruals had been recorded at amounts different from estimated or analyzed amounts. The Company also identified from the investigative findings a few instances of incorrect timing in the recognition of tooling income. The investigation categorized journal entries from the relevant periods for analysis by the Company and review by the Company with its current and former independent auditors. The Company analyzed those categories of entries, which the investigation determined to be either potentially inaccurate (i.e., warranting further review) or unknown (i.e., insufficient documentation for third party evaluation).

Other Adjustments.    This category of adjustments reduces pre-tax income by $0.2 million in 2001 for matters identified in the course of our expanded review of prior year reported results. These adjustments do not relate to our Sintered division or the analysis of the reserve and tooling adjustments identified above. These adjustments relate to various corrections, including correcting certain accounting errors at a European operating facility, correcting depreciation expense at various divisions, and miscellaneous other adjustments.

Tax Adjustments.    As a result of the restatement adjustments for 2002 and 2001 described above, the Company recognized an additional $1.6 million tax benefit on the decrease of $4.4 million of pre-tax income over the 2001 and 2002 periods.

A $7.8 million decrease to the deferred tax liability at November 2000 was necessary to account for the impact of the cumulative Sintered adjustments, primarily fixed assets, accrued liabilities and accounts payable.

As a result of the restatement adjustments for the one-month period ended December 31, 2000, the Company recognized a decrease of $0.3 million to its retained earnings and total shareholders' equity.

Goodwill Adjustment.    In addition to the adjustments discussed above, we were also required to adjust the amount of goodwill on our balance sheet. These adjustments primarily relate to overstatements of fixed assets, understatements of accounts payable, and the related tax effect of these two adjustments.

The following table presents the cumulative impact on goodwill of the restatement adjustments from the Company's opening balance sheet date of November 30, 2000 and activity through December 31, 2000:

(In millions)
2000
Goodwill as previously reported	$1,004.4
Fixed asset overstatement	14.9
Accounts payable understatement	6.2
Net other adjustments	0.8
Goodwill as restated	$1,026.3

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the impact of the restatements on the consolidated statement of operations for the years ended December 29, 2002 and December 31, 2001:

	(In thousands)
	December 29, 2002			December 31, 2001
	As Previously Reported	Restatements	As Restated	As Previously Reported	Restatements	As Restated
Net sales	$1,793,350	$(1,150)	$1,792,200	$2,127,830	$(440)	$2,127,390
Cost of goods sold	(1,494,350)	(4,210)	(1,498,560)	(1,735,660)	1,330	(1,734,330)
Gross profit	299,000	(5,360)	293,640	392,170	890	393,060

Selling, general and administrative expenses	(181,560)	100	(181,460)	(265,120)	—	(265,120)
Restructuring charges	(3,470)	—	(3,470)	—	—	—
Operating profit	113,970	(5,260)	108,710	127,050	890	127,940

Other expense, net:
Interest expense	(91,060)	60	(91,000)	(148,160)	—	(148,160)
Loss on repurchase of debentures and early retirement of term loans	(68,860)	—	(68,860)	—	—	—
Loss on interest rate arrangements upon early retirement of term loans	(7,550)	—	(7,550)	—	—	—
Equity loss from affiliates, net	(1,410)	—	(1,410)	(8,930)	—	(8,930)
Other, net	(8,980)	—	(8,980)	(17,890)	—	(17,890)
Other expense, net	(177,860)	60	(177,800)	(174,980)	—	(174,980)

Loss before income taxes and cumulative effect of change in accounting principle	(63,890)	(5,200)	(69,090)	(47,930)	890	(47,040)
Income tax expense (benefit)	(38,980)	(1,980)	(40,960)	(4,600)	340	(4,260)
Loss before cumulative effect of change in accounting principle	(24,910)	(3,220)	(28,130)	(43,330)	550	(42,780)
Cumulative effect of change in recognition and measurement of goodwill impairment	(36,630)	—	(36,630)	—	—	—
Net income (loss)	$(61,540)	$(3,220)	$(64,760)	$(43,330)	$550	$(42,780)

Basic and diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle less preferred stock dividends	$(0.80)	$(0.07)	$(0.87)	$(1.16)	$0.02	$(1.14)
Cumulative effect of change in recognition and measurement of goodwill impairment	(0.86)	—	(0.86)	—	—	—
Net loss attributable to common stock	$(1.66)	$(0.07)	$(1.73)	$(1.16)	$0.02	$(1.14)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the impact of the restatements on the consolidated balance sheet for the year ended December 29, 2002:

	(In thousands)
	As Previously Reported	Restatements	As Restated
Current assets:
Cash and cash investments	$19,130	$—	$19,130
Receivables, net:
Trade, net of allowance for doubtful accounts	147,670	(3,390)	144,280
TriMas	27,820	—	27,820
Other	11,380	—	11,380
Total receivables, net	186,870	(3,390)	183,480

Inventories	76,820	(150)	76,670
Deferred and refundable income taxes	23,550	—	23,550
Prepaid expenses and other assets	29,140	(530)	28,610
Total current assets	335,510	(4,070)	331,440

Equity and other investments in affiliates	147,710	4,390	152,100
Property and equipment, net	697,510	(22,820)	674,690
Excess of cost over net assets of acquired companies	552,100	21,470	573,570
Intangible and other assets	286,220	(30)	286,190
Total assets	$2,019,050	$(1,060)	$2,017,990

Current liabilities:
Accounts payable	186,440	8,240	194,680
Accrued liabilities	108,330	1,700	110,030
Current maturities, long-term debt	99,900	—	99,900
Total current liabilities	394,670	9,940	404,610
Long-term debt	668,960	60	669,020
Deferred income taxes	146,510	(9,990)	136,520
Other long-term liabilities	143,300	—	143,300
Total liabilities	1,353,440	10	1,353,450

Redeemable preferred stock, 545,154 shares outstanding	64,510	—	64,510
Redeemable restricted common stock, 2.6 million shares outstanding	23,790	—	23,790
Less: Restricted unamortized stock awards	(3,120)	—	(3,120)
Total redeemable stock	85,180	—	85,180

Shareholders' equity:
Preferred stock (non-redeemable), zero outstanding	—	—	—
Common stock, 42.6 million outstanding	42,650	—	42,650
Paid-in capital	684,870	—	684,870
Accumulated deficit	(147,100)	(3,060)	(150,160)
Accumulated other comprehensive income	10	1,990	2,000
Total shareholders' equity	580,430	(1,070)	579,360
Total liabilities, redeemable stock and shareholders' equity	$2,019,050	$(1,060)	$2,017,990

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the impact of the restatements on the segments for the following periods:

	(Operating profit in millions)
	2002
	As Previously Reported	Restatements	As Restated
Chassis Segment	$10.7	$(2.5)	$8.2
Driveline Segment	54.2	0.5	54.7
Engine Segment	33.7	(0.9)	32.8
Total Automotive operating profit	$98.6	$(2.9)	$95.7

3.     Accounting Policies

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

Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Revenue Recognition.    The Company recognizes revenue when there is evidence of a sale, the delivery has occurred or services have been rendered, the sales price is fixed or determinable and the collectibility of receivables is reasonably assured. Consequently, sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. The Company has ongoing adjustments to its pricing arrangements with its customers based on the related content and cost of its products. The Company accrues for such amounts as its products are shipped to its customers. Such pricing accruals are adjusted as they are settled with the Company's customers.

Cash and Cash Equivalents.    The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash and cash equivalents.

Derivative Financial Instruments.    The Company has entered into interest rate protection agreements to limit the effect of changes in the interest rates on any floating rate debt. All derivative instruments are recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in fair value are recognized currently in earnings unless the instrument qualifies for hedge accounting. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Under hedge accounting, changes are recorded as a component of other comprehensive income to the extent the hedge is considered effective. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is reported in earnings. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, the derivative is de-designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $3.1 million and $3.8 million at December 28, 2003 and December 29, 2002 (as restated), respectively. The Company conducts a significant amount of business with a number of individual customers in the

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

automotive industry. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the existing accounts receivable. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risk exists. In accordance with the Company's accounts receivable securitization (see Note 4 to the Company's audited consolidated financial statements), trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MTSPC, Inc., a wholly owned subsidiary of the Company.

Inventories.    Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. The Company secures one-year or longer-term supply contracts for most of its major raw material purchases to protect against inflation and to reduce its raw material cost structure. Therefore, any material savings or price increases are reflected in the Company's inventory cost.

Property and Equipment, Net.    Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Repair and maintenance costs are charged to expense as incurred.

Depreciation, Amortization and Impairment of Long-Lived Assets.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 3.33% to 10%, and machinery and equipment, 6.7% to 33.3%. Deferred financing costs are amortized over the lives of the related debt securities.

Deferred losses on sale-leasebacks are amortized over the life of the respective lease, which range from 3.5 years to 20 years. These losses were recorded as part of the sale-leaseback transactions and represent the difference between the carrying value of the assets sold and the proceeds paid at closing by the leasing companies. Fair value was equal to or in excess of the carrying value of these assets based on asset appraisal information provided by third party valuation firms. These deferred amounts are being amortized, instead of being currently recognized, on a straight-line basis over the lives of the respective leases as required under SFAS No. 28, "Accounting for Sales with Leasebacks" (an amendment of SFAS No. 13). Future amortization amounts relate to the remaining portion of the 2001 sale-leaseback deferred losses. For sale-leaseback transactions entered into during 2002 and forward, the Company negotiated more favorable terms for these transactions, resulting in proceeds that were at fair value and any gain or loss that resulted has been included in the determination of net income in the period in which the sale occurred. Amortization of deferred losses on sale-leasebacks was $8.9 million and $11.2 million for the years ended December 28, 2003 and December 29, 2002 (as restated), respectively, and is included in cost of sales. Unamortized deferred losses on sale-leasebacks are $21 million and $31 million at December 28, 2003 and December 29, 2002 (as restated), respectively.

Customer contracts are amortized over a period from 6 years to 12 years depending upon the nature of the underlying contract. Trademarks/trade names are amortized over a 40-year period, while technology and other intangibles are amortized over a period between 3 years and 25 years. At December 28, 2003 and December 29, 2002 (as restated), accumulated amortization of intangible assets was approximately $66 million and $45 million, respectively. Total amortization expense, including amortization of stock awards and deferred losses related to sale-leaseback transactions, was approximately $34 million, $44 million and $89 million in 2003, 2002 (as restated) and 2001 (as restated), respectively.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill.    In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which was effective for us on January 1, 2002. Under SFAS No. 142, the Company ceased the amortization of goodwill. Beginning in 2002, the Company tests goodwill for impairment on an annual basis, unless conditions exist which would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. The Company may be required to record impairment charges for goodwill if these estimates or related projections change in the future.

At adoption and again during 2002 and 2003, the Company determined that its goodwill was not impaired as fair values at each reporting unit continue to exceed its carrying value. Fair value of the reporting units is determined based upon the discounted cash flows of the reporting units using a 9.5% discount. Assuming an increase in the discount rate to 12%, fair value would continue to exceed the respective carrying value of each automotive segment.

Stock-Based Compensation.    Metaldyne has a Long Term Equity Incentive Plan that provides for the issuance of equity-based incentives in various forms. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See also Note 22, Stock Options and Awards, to the Company's audited consolidated financial statements.

The following disclosure for the financial statements for the year ended December 28, 2003 assumes that the Company continues to account for stock-based employee compensation using the intrinsic value method under APB No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	(In thousands, except per share amounts)
	December 28, 2003	December 29, 2002	December 31, 2001
		(Restated)	(Restated)
Net loss attributable to common stock, as reported	$(84,590)	$(73,880)	$(48,630)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,740)	(1,950)	(1,710)
Pro forma net loss attributable to common stock	$(86,330)	$(75,830)	$(50,340)
Earnings (loss) per share:
Basic and diluted – as reported	$(1.98)	$(1.73)	$(1.14)
Basic and diluted – pro forma for stock-based compensation	$(2.02)	$(1.78)	$(1.18)

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates. Translation adjustments for these subsidiaries are included in net earnings.

Comprehensive Income (Loss).    Comprehensive income (loss) is defined as net income and other changes in shareholders' equity from transactions and other events from sources other than shareholders. The components of comprehensive income include foreign currency translation, minimum pension liability and interest rate arrangements. Total accumulated other comprehensive income was $45.5 million, $2.0 million and $(12.3) million as of December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), respectively. Total tax effects included in comprehensive income (loss) were $8.4 million, $18.3 million and $4.3 million as of December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), respectively.

Self-Insurance Reserves.    The Company self-insures both a medical coverage program and a workers' compensation program for its employees. The determination of accruals and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating incurred, but not yet reported amounts. Significant changes in actual experience under either program or significant changes in assumptions may affect self-insured medical or workers' compensation reserves and future experience. See also Note 25, Employee Benefit Plans.

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

Environmental Matters.    The Company is subject to the requirements of U.S. federal, state and local and non-U.S. environmental and safety health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company recognizes environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities are generally not subject to insurance coverage.

Valuation of Long-Lived Assets.    The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds that fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See also Note 18, Asset Impairments and Restructuring Related Integration Actions.

Shipping and Handling Fees and Costs.    Prior to 2003, a portion of shipping and handling fees were included in the selling, general and administrative expenses category in the consolidated statement of operations. Shipping and handling expenses included in selling, general and administrative accounts were $17.6 million and $23.8 million in 2002 and 2001, respectively.

Reclassifications.    Certain prior year amounts have been reclassified to reflect current year classification.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements.    On December 30, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 are classified as extraordinary items. This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of the Company's adoption of SFAS No. 145, $68.9 million ($43.4 million, net of taxes of $25.5 million) extraordinary loss on early extinguishment of debt recorded for the year ended December 29, 2002 (as restated) has been reclassified as "loss on repurchase of debentures and early retirement of term loans" in other expense, net.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 (with exceptions) and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have any impact on the Company's financial condition, results of operations or required disclosures upon adoption as of the quarter ended September 28, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 15, 2003. Due to the Company being a nonpublic entity as defined in SFAS No. 150, it has adopted this Statement effective for the quarter ended March 28, 2004. As a result of our adoption of SFAS No. 150, the Company's redeemable preferred stock is classified as a long-term liability on the Company's consolidated balance sheet effective as of the quarter ended March 28, 2004, and preferred stock dividends associated with this redeemable preferred stock are classified as other expense, net on the Company's consolidated statement of operations beginning with the quarter ended March 28, 2004.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company has adopted this Statement for the year ended December 28, 2003.

4.    Accounts Receivable Securitization and Factoring Agreements

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $3.3 million, $3.6 million and $8.1 million in 2003, 2002 and 2001, respectively, and is included in other expense, net in the Company's consolidated statement of operations. At December 28, 2003 and December 29, 2002, the Company's funding under the facility was zero with $73.3 million and $54.0 million available but not utilized, respectively. The discount rate at December 28, 2003 was 2.14% compared with 2.48% at December 29, 2002. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of December 28, 2003, the Company had available $50.3 million from these commitments, and approximately $45.1 million of receivables were sold under these programs. The Company pays a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements is recorded in other expense, net on the Company's consolidated statement of operations.

5.    Inventories

	(In thousands)
	December 28, 2003	December 29, 2002
		(Restated)
Finished goods	$25,710	$25,750
Work in process	29,480	26,090
Raw material	28,490	24,830
	$83,680	$76,670

6.    Equity and Other Investments in Affiliates

The Company has a 36% common equity ownership in Saturn Electronics & Engineering, Inc. ("Saturn"), a privately held manufacturer of electromechanical and electronic automotive components.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Although no disposition of the stock of Saturn was made prior to November 28, 2000, former holders of the Company's common stock on this date will be entitled to amounts based on net proceeds, if any, from any subsequent disposition of Saturn. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18.0 million and less than or equal to $40.0 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any proceeds in excess of $56.7 million. Any other proceeds will be retained by the Company. As a result of these agreements, Metaldyne has suspended recognition of equity income in Saturn when these limitations apply. In the fourth quarter of 2003, Saturn recognized an impairment loss in conjunction with SFAS No. 142. The net effect of this impairment combined with Saturn's operating performance in 2003 resulted in a $12 million loss in Metaldyne's consolidated statement of operations, resulting in a remaining book value of $6.1 million for the Company's investment in Saturn as of December 28, 2003. The book value of the Company's investment in Saturn was $18 million as of December 29, 2002.

On June 6, 2002, the Company sold TriMas common stock to Heartland Industrial Partners ("Heartland") and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. The Company retained approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase shares of TriMas common stock at a nominal exercise price. As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. In April 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company for $20 per share. As a result of this repurchase by TriMas, and as a result of acquisitions performed by TriMas in 2003, the Company's ownership in TriMas decreased to approximately 28%, or 5.75 million shares, as of December 28, 2003. The carrying amount of the Company's investment in TriMas was $120 million and $134 million as of December 28, 2003 and December 29, 2002 (as restated), respectively. See also Note 19 to the Company's audited consolidated financial statements for additional information regarding these transactions.

On December 8, 2002, the Company announced a Joint Venture Formation Agreement ("Agreement") with DaimlerChrysler Corporation ("DaimlerChrysler") to operate DaimlerChrysler's New Castle (Indiana) machining and forge facility. On January 2, 2003, the Company closed on this joint venture, known as NC-M Chassis Systems, LLC. In connection with the closing, DaimlerChrysler contributed substantially all of the assets of business conducted at this facility in exchange for 100% of the common and preferred interests in the joint venture. In addition, the joint venture assumed certain liabilities of the business from DaimlerChrysler. Immediately following the contribution, the Company purchased 40% of the common interests in the joint venture from DaimlerChrysler for $20 million in cash. This investment is accounted for under the equity method of accounting, due to the Company's investment representing greater than 20% but less than 50% of the interest in the joint venture. However, with respect to the Agreement, the Company does not recognize losses in the joint venture because DaimlerChrysler is required to provide funding for the joint venture's operations and capital expenditures. In 2003, Metaldyne recorded 40% of the losses in the joint venture above DaimlerChrysler's funding levels, as allocated on a 60/40 basis. NC-M Chassis Systems, LLC losses were less than the amounts DaimlerChrysler funded the joint venture for operations and capital expenditures and thus the Company was allocated no portion of the joint venture losses.

On December 31, 2003, the Company completed a transaction with DaimlerChrysler that transferred full ownership of the New Castle Machining and Forge manufacturing operations to Metaldyne. See also Note 30, Subsequent Events.

The carrying amount of investments in affiliates at December 28, 2003 and December 29, 2002 (as restated) was $148.8 million and $152.1 million, respectively. Approximate combined condensed financial data of the Company's equity affiliates accounted for under the equity method are as follows:

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(In thousands)
	December 28, 2003	December 29, 2002

Current assets	$347,590	$416,810
Long-term assets:
Property and equipment, net	212,030	275,270
Excess of cost over net assets of acquired companies	672,070	538,180
Intangible and other assets	322,750	297,610
Other assets	66,470	77,010
Total assets	$1,620,910	$1,604,880
Current liabilities	$245,540	$207,810
Long-term liabilities:
Long-term debt	766,060	756,190
Other long-term debt	195,010	200,730
Total liabilities	$1,206,610	$1,164,730

	(In thousands)
	For the Years Ended
	December 28, 2003	December 29, 2002	December 31, 2001
Net sales	$1,305,450	$1,110,530	$347,450
Operating profit	$31,370	$94,500	$9,170
Net income (loss)	$(66,280)	$(27,570)	$(24,050)

7.    Property and Equipment, Net

	(In thousands)
	December 28, 2003	December 29, 2002
		(Restated)
Cost:
Land and land improvements	$15,120	$17,240
Buildings	114,150	105,050
Machinery and equipment	779,360	692,530
	908,630	814,820
Less: Accumulated depreciation	(201,180)	(140,130)
Property and equipment, net	$707,450	$674,690

Depreciation expense totaled approximately $76 million, $67 million and $88 million in 2003, 2002 (as restated) and 2001 (as restated), respectively.

8.    Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. At December 28, 2003, the goodwill balance was approximately $584.4 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate as of December 28, 2003. The initial assessment for the Automotive Group indicated that the fair value of these units

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

exceeded their corresponding carrying value. This analysis was completed again for the years ended December 28, 2003 and December 29, 2002, which indicated that the fair value of these units continued to exceed their carrying values.

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

The effect of adoption of SFAS No. 142 on the Company's results of operations for the year ended December 31, 2001 (as restated) is as follows.

(In thousands)
December 31, 2001
(Restated)
Loss before cumulative effect of change in accounting principle	$(42,780)
Cumulative effect of change in accounting principle	—
Net loss	(42,780)
Add back: goodwill amortization, net of taxes	27,010
Net loss, as adjusted	(15,770)
Less: Preferred stock dividends	5,850
Net loss attributable to common stock, as adjusted	$(21,620)
Basic loss per share, as adjusted	$(0.51)
Diluted loss per share, as adjusted	$(0.51)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired Intangible Assets

	(In thousands, except weighted average life)
	As of December 28, 2003			As of December 29, 2002
					(Restated)
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$94,420	$(31,050)	8.2 years	$91,000	$(20,920)	8.2 years
Technology and Other	165,280	(35,290)	14.9 years	160,820	(23,790)	14.9 years
Total	$259,700	$(66,340)	13.6 years	$251,820	$(44,710)	13.6 years
Aggregate Amortization Expense (Included in Cost of Sales):
For the year ended December 28, 2003		$21,630
Estimated Amortization Expense:
For the year ended December 31, 2004		21,460
For the year ended December 31, 2005		21,060
For the year ended December 31, 2006		21,060
For the year ended December 31, 2007		20,290
For the year ended December 31, 2008		19,540

Goodwill

The restated carrying amounts of goodwill by segment for the years ended December 28, 2003 and December 29, 2002 (as restated) are as follows:

	(In thousands)
	Chassis	Driveline	Engine	TriMas	Total
Balance at January 1, 2002 (Restated)	$67,050	$345,750	$137,890	$527,820	$1,078,510
Exchange impact from foreign currency	—	17,920	3,430	—	21,350
Other	(460)	(1,630)	3,620	—	1,530
FAS 142 impairment	—	—	—	(36,630)	(36,630)
TriMas disposition	—	—	—	(491,190)	(491,190)
Balance as of December 29, 2002 (Restated)	66,590	362,040	144,940	—	573,570
Exchange impact from foreign currency	—	9,190	6,740	—	15,930
Fittings disposition	(5,210)	—	—	—	(5,210)
Other	250	(220)	70	—	100
Balance as of December 28, 2003	$61,630	$371,010	$151,750	$—	$584,390

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Intangible and Other Assets

	(In thousands)
	December 28, 2003	December 29, 2002
		(Restated)
Customer contracts, net	$63,370	$70,080
Technology and other intangibles, net	129,990	137,030
Deferred loss on sale-leaseback transactions	21,320	30,900
Deferred financing costs	18,420	11,780
Other	14,080	36,400
Total	$247,180	$286,190

The "technology and other intangibles, net" category represents primarily patents and/or in-depth process knowledge embedded within the Company. A tax refund receivable of $20 million was recorded in "intangible and other assets" in the Company's consolidated balance sheet as of December 29, 2002 (as restated). This tax refund receivable is recorded as "other receivables" in the Company's consolidated balance sheet as of December 28, 2003.

The above long-term assets are recorded as "intangible and other assets" in the Company's consolidated balance sheet as of December 28, 2003.

10.    Accrued Liabilities

	(In thousands)
	December 28, 2003	December 29, 2002
		(Restated)
Workers' compensation and self insurance	$17,070	$17,340
Accrued exit and shutdown costs for plant closures	6,600	9,750
Salaries, wages and commissions	8,010	3,630
Legacy restricted common stock	17,170	10,080
Vacation, holiday and bonus	18,440	19,470
Interest	8,560	3,800
Property, payroll and other taxes	11,040	7,090
Pension	18,520	15,970
Other	31,430	22,900
Accrued liabilities	$136,840	$110,030

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    Long-Term Debt

    Long-term debt consisted of the following:

	(In millions)
	December 28, 2003	December 29, 2002
Senior credit facilities:
Term loan	$352	$399
Revolving credit facility	—	—
Total senior credit facility	352	399
11% senior subordinated notes, with interest payable semi-annually, due 2012	250	250
10% senior notes, with interest payable semi-annually, due 2013	150	—
4.5% convertible subordinated debentures, due 2003 (face value $98.5 million)	—	91
Other debt (includes capital lease obligations)	26	29
Total	$778	$769
Less current maturities	(11)	(100)
Long-term debt	$767	$669

The maturities of the Company's total debt at December 28, 2003 during the next five years and beyond are as follows (in millions): 2004 — $11; 2005 — $7; 2006 — $3; 2007 — $1; 2008 — $1; 2009 and beyond — $755.

The senior credit facility includes a term loan and revolving credit facility with a principal commitment of $200 million. The Company had $163 million of undrawn and available commitments from our revolving credit facility at December 28, 2003.

Due to the delay in filing the Company's financial statements as a result of the Independent Investigation and the restatement, the Company was required to seek waivers from its senior bank group, accounts receivable financing providers and certain lessors under sale-leaseback arrangements. Furthermore, prior to this filing, the Company did not comply with a covenant related to the delivery of financial statements for its 11% senior subordinated notes due in 2012 and the 10% senior notes due in 2013. However, the Company has not received a notice of default from either the trustee or the holders of such notes for either of these two securities. During this time period, the Company has continued to have adequate access to its accounts receivable securitization and revolving credit facilities.

The revolving credit facility matures on May 28, 2007 and the term loan matures on December 31, 2009. The obligations under the senior credit facility are collateralized by substantially all of the Company's assets and the assets of substantially all of its domestic subsidiaries and are guaranteed by substantially all of the Company's domestic subsidiaries.

Borrowings under the credit facility will bear interest, at our option, at either:

•	A base rate corresponding to the prime rate, plus an applicable margin; or

•	A eurocurrency rate on deposits, plus an applicable margin.

The applicable margin on revolving credit facility borrowings is subject to change depending on the Company's leverage ratio and is presently 3.00% on base rate loans and 4.00% on eurocurrency loans. The applicable margin on the term loan borrowing is not dependent on the Company's leverage ratio and is currently 3.25% on base rate loans and 4.25% on eurocurrency loans. At December 28, 2003, the Company was contingently liable for standby letters of credit totaling $37 million issued on its behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims. As a result of the completion of the Company's acquisition of the New Castle manufacturing operations on December 31, 2003, the Company issued and is contingently liable for additional standby letters of credit totaling $12 million.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The senior credit facility contains covenants and requirements affecting the Company and its subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to cash interest expense coverage ratio to exceed 2.00 through March 28, 2004, increasing to 2.25 through July 3, 2005; and a debt to EBITDA leverage ratio not to exceed 5.25 through March 28, 2004, decreasing to 5.00 and 4.75 for the quarters ending June 27, 2004 and October 3, 2004, respectively. The Company was in compliance with the preceding financial covenants throughout the year and obtained waivers associated with the timely submission of financial statements and associated representations and warranties through November 15, 2004.

Other debt includes borrowings by the Company's subsidiaries denominated in foreign currencies and capital lease obligations.

In July 2003, the Company obtained an amendment to its credit facility to, among other things, permit a $150 million offering of 10% senior subordinated notes and the use of proceeds to complete the December 31, 2003 acquisition of DaimlerChrysler's common and preferred interest in the New Castle joint venture and modify certain negative and affirmative covenants. Under this amendment, the applicable interest rate spreads on the Company's term loan obligations increased from 2.75% to 4.25% over the current London Interbank Offered Rate ("LIBOR").

In October 2003, the Company issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. As these notes were not registered within 210 days after the closing date, the annual interest rate increased by 1% until the registration statement is declared effective. The net proceeds from this offering were used to redeem the balance of the $98.5 million aggregate principal amount of the outstanding 4.5% subordinated debentures ($91 million reflected on the balance sheet at December 29, 2002) that were due December 15, 2003, and to repay $46.6 million of the term loan debt under the Company's credit facility. In connection with this financing, the Company agreed with its banks to decrease the revolving credit facility from $250 million to $200 million.

In June 2002, the Company issued $250 million of 11% senior subordinated notes due 2012 which were used with proceeds from the sale of TriMas (see Note 19) to retire existing term debt. In connection with this senior subordinated notes offering, the Company also amended and restated its credit facility to replace its original term loans with a reduced $400 million term loan.

Certain of the Company's domestic wholly owned subsidiaries, as defined in the related bond indentures, (the "Guarantors") irrevocably and unconditionally fully guarantee the 11% senior subordinated and 10% senior notes. The condensed consolidating financial information included in Note 31 presents the financial position, results of operations and cash flows of the guarantors.

In connection with the Company's early retirement of its existing term debt and refinancing of its prior credit facility in 2002, it incurred one-time charges totaling $76.4 million, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on the 4.5% subordinated debenture and losses realized on interest rate arrangements associated with the term loans. Of the total charges of $76.4 million, a loss of $7.5 million is reflected as a "loss on interest rate arrangements upon early retirement of term loans" in other expense, net in the Company's consolidated statement of operations for the year ended December 29, 2002 (see Note 15). In accordance with SFAS No. 145, the remaining $68.9 million of costs are reflected as a "loss on repurchase of debentures and early retirement of term loans" in other expense, net in the Company's consolidated statement of operations for the year ended December 29, 2002 (as restated).

In 2003, the Company capitalized $6.4 million and $2.3 million of debt issuance costs associated with the 10% senior subordinated notes due 2013 and the amended and restated credit facility, respectively. These debt issuance costs consist of fees paid to representatives of the initial purchasers, legal fees and facility fees paid to the lenders. The $6.4 million and $2.3 million of costs are being amortized based on the effective interest method over the 10-year term of the 10% senior notes due 2013 and the 6.5-year term

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the term loan agreement, respectively. The unamortized balances of $6.3 million related to the senior notes and $2.2 million related to the amended and restated credit facility are included in "other assets" in the Company's consolidated balance sheet as of December 28, 2003.

12.    Leases

The Company leases certain property and equipment under operating and capital lease arrangements that expire at various dates through 2023. Most of the operating leases provide the Company with the option, after the initial lease term, either to purchase the property or renew its lease at the then fair value. Rent expense was $38.7 million, $38.2 million and $27.1 million for the years ended December 28, 2003, December 29, 2002, and December 31, 2001, respectively.

The Company completed sale-leaseback financings from 2000 through 2003 relating to certain equipment and buildings, the proceeds of which were used to pay down the revolving credit and term loan facilities. Due to the sale-leaseback financings, the Company has significantly increased its commitment to future lease payments.

In March 2003, the Company entered into a sale-leaseback transaction with respect to certain manufacturing equipment for proceeds of approximately $8.5 million, and in October 2003, the Company entered into a sale-leaseback transaction for machinery and equipment for additional proceeds of $8.5 million. All of these leases are accounted for as operating leases and the associated rent expense is included in the Company's financial results on a straight-line basis.

At the time of the Global Metal Technologies, Inc. ("GMTI") acquisition in June 2001, GMTI entered into sale-leasebacks with respect to certain manufacturing equipment and three real properties for proceeds of approximately $35 million and reduced the debt that Metaldyne assumed as part of the acquisition by that amount. In June 2001, Metaldyne entered into an approximate $25 million sale-leaseback related to manufacturing equipment. In December 2001 and January 2002, the Company entered into additional sale-leaseback transactions with respect to equipment and approximately 20 real properties for net proceeds of approximately $56 million and used the proceeds to repay a portion of its term debt under the credit facility. In December 2002, three additional sale-leaseback transactions were completed with respect to equipment for net proceeds of approximately $19 million. Of the $56 million in proceeds resulting from the December 2001 and January 2002 sale-leaseback transactions, approximately $21 million were from the sale of TriMas properties.

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

Deferred losses are recorded as part of the sale-leaseback transactions, and represent the difference between the carrying value of the assets sold and proceeds paid at closing by the leasing companies. Fair value was equal to or in excess of the carrying value of these assets based on asset appraisal information provided by third party valuation firms. These deferred amounts are being amortized, instead of being currently recognized, on a straight-line basis over the lives of the respective leases as required under SFAS No. 28, "Accounting for Sales with Leasebacks." Future amortization amounts relate to the remaining portion of the 2001 sale-leaseback deferred losses. Amortization expense of deferred losses on sale-leasebacks was $8.9 million and $11.2 million for the years ended December 28, 2003 and December 29, 2002 (as restated), respectively, and is included in cost of sales. Unamortized deferred losses on sale-leasebacks are $21 million and $31 million at December 28, 2003 and December 29, 2002 (as restated), respectively.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year as of December 28, 2003 are as follows:

	(In thousands)
	Capital Leases	Operating Leases
2004	$5,980	$37,340
2005	3,410	32,590
2006	1,030	30,380
2007	160	29,290
2008	50	24,930
Thereafter	—	115,690
Total minimum payments	$10,630	$270,220
Amount representing interest	$(990)
Obligations under capital leases	9,640
Obligations due within 1 year	(5,320)
Long-term obligations under capital leases	$4,320

13.    Redeemable Preferred Stock

The Company has outstanding 361,001 shares of $36.1 million in liquidation value ($34.1 million carrying value for accounting purposes) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has outstanding 184,153 shares with a carrying value of at $18.5 million of redeemable Series B preferred stock in exchange for interests in GMTI held by its former shareholders. The redeemable Series B preferred shares issued are mandatory redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum.

Preferred stock dividends were $9.3 million and $9.1 million, while dividend cash payments were zero, for the years ended December 28, 2003 and December 29, 2002, respectively. Thus, unpaid accrued dividends were $18.4 million and $9.1 million for the years ended December 28, 2003 and December 29, 2002, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $74.0 million and $64.5 million in the Company's consolidated balance sheet at December 28, 2003 and December 29, 2002, respectively.

14.    Shareholders' Equity

In 2001, the Company purchased from its controlling shareholder, Heartland, Global Metal Technologies, Inc. ("GMTI"). GMTI is a fully integrated technology leader in aluminum die-casting with leading market positions in transmission, engine, chassis and steering components. In exchange for all of the shares held by Heartland in GMTI, the Company issued common shares valued at approximately $45.4 million, which was equal to Heartland's investment in GMTI on the date of transfer in June 2001. Also as part of the transaction the Company issued common shares valued at $20 million in exchange for interests in GMTI held by its former shareholders. See Note 17 for additional discussion regarding related parties.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million, and a three-month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three-month LIBOR interest rate of 7% with a total notional amount of $301 million. As a result of the Company's early retirement of its term loans in June 2002 (see Note 11), a cumulative non-cash loss of $7.5 million was recorded and is reflected as a "loss on interest rate arrangements upon early retirement of term loans" in the Company's consolidated statement of operations for the year ended December 29, 2002 (as restated). The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to the Company's new term loans in June 2002. The remaining two interest rate caps totaling $101 million no longer qualify for hedge accounting. Therefore, any unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002.

As a result of the Company's repayment of $46.6 million of its term loan debt in October 2003, a portion of one of the interest rate caps redesignated to the new term loan borrowings in June 2002 is no longer considered effective. Therefore, $46.6 million of this $100 million interest rate cap no longer qualifies for hedge accounting. The ineffectiveness of this cap did not have a material impact on the Company's consolidated statement of operations.

Under these agreements, the Company recognized additional interest expense of $6.5 million during the year ended December 28, 2003. The Company expects to reclassify the $6.6 million currently included in other comprehensive income and approximately $0.9 million included in accrued liabilities into earnings upon maturity of the interest rate arrangements in February 2004. Assuming interest rates remain constant, the Company expects to recognize $0.8 million as additional expense in 2004.

16.    Segment Information

As discussed and quantified in Note 2, the Company has restated its previously reported segment results.

The Company has defined a segment as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker and its board of directors in determining resource allocation and assessing performance.

The Company has established Adjusted Earnings Before Interest Taxes Depreciation and Amortization ("Adjusted EBITDA") as a key indicator of financial operating performance and as a measure of cash generating capability. The Company defines Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairment, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. In evaluating Adjusted EBITDA, management deems it important to consider the quality of the Company's underlying earnings by separately identifying certain costs undertaken to improve the Company's results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts.

In the second quarter of 2002, the Company modified its organizational structure. As a result, the Company is now comprised of three reportable segments: Chassis, Driveline and Engine. Accordingly, the

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company has restated sales for all prior periods to reflect this change. However, it was not practicable to restate Adjusted EBITDA for prior periods to reflect the new segment structure, and therefore Adjusted EBITDA is presented in total for the entire Company for 2001. Adjusted EBITDA is presented using the Company's modified segment structure beginning in 2002. In addition, in 2003 the Company moved one of its European operations that had historically been part of the Chassis segment to the Engine segment, and moved one of its domestic operations that had historically been part of the Driveline segment to the Engine segment. All prior periods have been restated to reflect the 2003 segment changes.

As discussed in Note 19, the Company completed a divestiture of a portion of its TriMas Group on June 6, 2002. The TriMas Group is presented at the group level, rather than by segment, for all periods presented. Subsequent to June 6, 2002, the Company's equity investment in TriMas and equity share in TriMas' earnings (loss) is included in "Automotive/centralized resources ("Corporate")."

CHASSIS – Manufactures components, modules and systems used in a variety of engineered chassis applications, including fittings, wheel-ends, axle shaft, knuckles and mini-corner assemblies. This segment utilizes a variety of processes including hot, warm and cold forging, powder metal forging and machinery and assembly.

DRIVELINE – Manufactures components, modules and systems, including precision shafts, hydraulic controls, hot and cold forgings and integrated program management used in a broad range of transmission applications. These applications include transmission and transfer case shafts, transmission valve bodies, cold extrusion and Hatebur hot forgings.

ENGINE – Manufactures a broad range of engine components, modules and systems, including sintered metal, powder metal, forged and tubular fabricated products used for a variety of applications. These applications include balance shaft modules and front cover assemblies.

The Company's export sales approximated $149 million, $174 million and $137 million in 2003, 2002 and 2001, respectively. Intercompany sales for 2003 were $1 million and $3 million for the Driveline and Engine segments, respectively. Intercompany sales are recognized in accordance with the Company's revenue recognition policy and are eliminated in consolidation.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment activity for the years ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated) is as follows:

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
Sales
Automotive Group
Chassis	$117,080	$143,650	$137,050
Driveline	790,750	807,010	789,720
Engine	600,370	512,960	474,020
Automotive Group	1,508,200	1,463,620	1,400,790

TriMas Group	—	328,580	726,600
Total Sales	$1,508,200	$1,792,200	$2,127,390
Adjusted EBITDA
Automotive Group
Chassis	$6,650	$13,520
Driveline	71,590	100,590
Engine	87,480	63,370
Automotive Operating	165,720	177,480	$180,750
Automotive/centralized resources ("Corporate")	(31,720)	(17,250)	(11,730)
Automotive Group	$134,000	$160,230	$169,020
TriMas Group	—	62,400	126,470
Total Adjusted EBITDA	134,000	222,630	295,490
Depreciation & amortization	(106,350)	(107,430)	(157,750)
Legacy stock award expense	(3,090)	(4,880)	(7,930)
Loss from operations due to sale of manufacturing facilities	(4,870)	—	—
Non-cash charges	610	(1,610)	(1,870)
Operating profit	$20,300	$108,710	$127,940

The Company defines total net assets as total assets less current liabilities.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Summary By Segment:

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
Total Assets:
Automotive Group
Chassis	$121,260	$148,260
Driveline	953,520	865,120
Engine	733,920	653,700
Automotive Group	1,808,700	1,667,080	$1,193,390
TriMas Group	—	—	1,087,990
Corporate	203,160	350,910	665,380
Total	$2,011,860	$2,017,990	$2,946,760

Capital Expenditures:
Automotive Group
Chassis	$21,830	$14,500
Driveline	45,110	36,470
Engine	49,700	49,310
Automotive Group	116,640	100,280	$89,820
TriMas Group	—	9,960	18,690
Corporate	14,080	6,210	2,600
Total	$130,720	$116,450	$111,110

Depreciation and Amortization:
Automotive Group
Chassis	$5,830	$5,330
Driveline	53,540	45,480
Engine	37,780	30,630
Automotive Group	97,150	81,440	$96,750
TriMas Group	—	16,000	53,780
Corporate	9,200	9,990	7,220
Total	$106,350	$107,430	$157,750

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company's revenues for each of the years ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), and net assets (defined as total assets less current liabilities) and long lived assets (defined as net fixed assets, intangible and other assets and excess of cost over net assets of acquired companies) at each year ended December 28, 2003 and December 29, 2002 (as restated), by geographic area, attributed to each subsidiary's continent of domicile (in thousands). Revenue and net assets (as defined for segment reporting purposes) from no single foreign country were material to the consolidated revenues and net assets of the Company.

	2003			2002			2001
	Sales	Total Assets	Long Lived Assets	Sales	Total Assets	Long Lived Assets	Sales
				(Restated)	(Restated)	(Restated)	(Restated)
Europe	$296,540	$561,120	$343,300	$247,370	$363,930	$293,500	$250,850
Australia	—	—	—	10,850	—	—	22,030
Other North America	58,090	76,910	44,670	62,310	60,400	43,150	71,670
Total foreign	$354,630	$638,030	$387,970	$320,530	$424,330	$336,650	$344,550
United States	$1,153,570	$1,373,830	$1,299,880	$1,471,670	$1,593,660	$1,349,900	$1,782,840

A significant percentage of the Automotive Group's revenues is from four major customers. The following is a summary of the percentage of Automotive Group revenue from these customers for the fiscal year ended:

	December 28, 2003	December 29, 2002	December 31, 2001
Ford Motor Company	16.9%	17.5%	16.6%
DaimlerChrysler Corporation	10.5%	12.0%	10.4%
General Motors Corporation	10.3%	12.0%	12.9%
New Venture Gear	8.2%	11.5%	11.7%

As of December 28, 2003, approximately 52% of our employees were covered under collective bargaining agreements which expire on dates between June 2004 and May 2007.

Two of the Company's largest suppliers have recently declared bankruptcy, and are in the process of reorganizing. The effect on the Company from these bankruptcies is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

17.    Acquisitions

On May 30, 2003, the Company acquired a facility in Greensboro, North Carolina, from Dana Corporation ("Dana") for approximately $7.7 million at closing and agreed to pay an additional $1.4 million in cash over a period of time ending on December 31, 2004. The Company may also be obligated to pay up to an additional $1.4 million in cash on December 31, 2004 depending upon the extent of new business awards at the facility. The Greensboro facility became part of the Driveline segment's Transmission and Program Management division. The Greensboro operation, which employs approximately 150 people, machines cast iron and aluminum castings, including various steering knuckles and aluminum carriers for light truck applications. The results of operations of the facility have been included in the consolidated financial statements since that date.

As part of the agreement with Dana, the Company agreed to obtain a third party buyer of the Greensboro facility, and agreed to sign a lease agreement with this party. If the Company failed to obtain a third party buyer for this property within 60 days of the acquisition, it agreed to pay Dana $10 million

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to purchase the facility. To secure this arrangement, the Company gave Dana a letter of credit of $10 million. On July 14, 2003, the Company subsequently entered in a long-term lease agreement with a third party, thereby releasing the Company from the $10 million letter of credit.

In addition, the Company signed a seven-year supply agreement with Dana covering all existing business at Greensboro, including a right of last refusal on successor programs, as well as a commitment to award $20 million of new forging business to the Company. Dana has also issued purchase orders, to be satisfied at other of our facilities, for incremental other tube, gear and carrier business for a number of platforms. In September 2004, the Company terminated the supply agreement with Dana.

On June 22, 2001, the Company purchased GMTI from its controlling shareholder, Heartland. GMTI is a fully integrated technology leader in aluminum die-casting with leading market positions in transmission, engine, chassis and steering components. To effect the acquisition, the Company issued common and preferred shares valued at approximately $83.9 million. In addition to securities issued, Metaldyne paid approximately $83 million, net of cash acquired, for the acquisition of GMTI. This acquisition was financed through a combination of borrowings under the Company's term loan agreement, revolving credit facility and proceeds from the sale of accounts receivable pursuant to the accounts receivable facility.

GMTI was originally acquired by the Company's controlling shareholder, Heartland, on January 4, 2001 for a cash purchase price of $25 million, plus debt assumed. This transaction resulted in approximately $100 million of excess of cost over net assets. Our June 22, 2001 acquisition of GMTI has been accounted for in a manner similar to a pooling of interests since these businesses were under common control. The Company's results of operations for 2001 have been adjusted to include GMTI from January 4, 2001 forward.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    Asset Impairments and Restructuring Related Integration Actions

In 2001, the Company began to implement plans to integrate the three legacy companies into the Company's new vision, align the business units under our new operating structure and leadership team, and reformulate the Company's cost structure to be more competitive in the marketplace. To facilitate these initiatives, the Company terminated 292 employees and closed unprofitable businesses and plants. The majority of these actions were completed in 2001, but some were ongoing as of December 29, 2002. All employees have been terminated under this integration action. The amounts reflected represent total estimated cash payments, of which $6.6 million and $10.7 million are recorded in accrued liabilities, with $2.6 million and $2.1 million recorded in other long-term liabilities in the Company's consolidated balance sheet at December 28, 2003 and December 29, 2002 (as restated), respectively. The following table summarizes the activity for the accruals established relating to the three acquisitions, as well as additional restructuring activities in 2002 (as restated) and 2003. Adjustments to previously recognized acquisition related severance and exit costs were reversed to goodwill.

As discussed in Note 19, the Company completed a divestiture of its former TriMas subsidiary on June 6, 2002. The following table provides a rollforward of the restructuring accrual related to the above restructuring actions as of December 28, 2003.

	(In thousands)
	Acquisition Related
	Severance Costs	Exit Costs	2002 Severance and Other Exit Costs	2003 Severance and Other Exit Costs	Total
Balance at January 1, 2002 (Restated)	$39,560	$7,100	$—	$—	$46,660
Charges to expense	—	—	3,470	—	3,470
Cash payments	(14,570)	(1,840)	(1,090)	—	(17,500)
Amounts assumed by TriMas	(11,800)	(3,520)	—	—	(15,320)
Reversal of unutilized amounts	(3,310)	(60)	—	—	(3,370)
Asset impairment	—	(1,140)	—	—	(1,140)
Balance at December 29, 2002 (Restated)	$9,880	$540	$2,380	$—	$12,800
Charges to expense	—	—	—	13,130	13,130
Cash payments	(8,110)	(540)	(2,020)	(5,820)	(16,490)
Reversal of unutilized amounts	(390)	—	—	—	(390)
Balance at December 28, 2003	$1,380	$—	$360	$7,310	$9,050

In June 2002, the Company announced the reorganization of its Engine segment's European operations, to streamline the engineering, manufacturing and reporting structure of its European operations. This restructuring includes the closure of a manufacturing facility in Halifax, England. In addition, the Company announced the closure of a small manufacturing location in Memphis, Tennessee and management restructuring within its North American engine operations.

In fiscal 2003, the Company entered into several restructuring actions whereby it incurred approximately $13.1 million of costs associated with severance and facility closures. These actions include the completion of the Engine segment's European operation reorganization that was initiated in fiscal 2002 and completed in the first quarter of 2003, and actions within the Driveline segment's forging operations and administrative departments to eliminate redundant headcount and adjust costs to reflect the decline in the Company's forging revenue in 2003. Also included in this charge are the severance costs to replace certain members of the Company's executive management team, and the costs to restructure several departments in the Company's corporate office, including the sales, human resources and information technology departments. Restructuring costs incurred in fiscal 2003 by reportable segment are as follows: Driveline Group $5.3 million; Engine Group $2.0 million; and Corporate $5.8 million. The

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company expects to realize additional savings from these restructuring actions in 2004 as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

In the fourth quarter of 2003, the Company performed its FAS 144 long-lived asset impairment test and recorded a pre-tax, non-cash impairment write-down of $4.9 million. This charge was recorded to reduce the net book value of two facilities with negative operating performance to their current fair market value. Subsequent to December 28, 2003, these two facilities were sold to an independent third party of whom this sales price was used to determine the fair market value of these two facilities. This assessment did not result in any asset impairment for the remaining Metaldyne locations.

19.    Disposition of Businesses

On May 9, 2003, the Company sold its Chassis segment's Fittings division to TriMas Corporation ("TriMas") for $22.6 million plus the assumption of an operating lease. This transaction was accounted for as a sale of entities under common control, due to common ownership between TriMas and the Company. Therefore, the proceeds, in excess of the book value, amounting to $6.3 million were recorded as "equity and other investments in affiliates" in the Company's consolidated balance sheet. The Fittings division, which is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications, became part of the TriMas Fastening Systems Group.

On June 6, 2002, the Company sold 13.25 million shares of TriMas common stock to Heartland Industrial Partners, L.P. ("Heartland") and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. The Company retained 6 million shares or approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase an additional 0.75 million shares of TriMas common stock at a nominal exercise price. Pursuant to the terms of a stock purchase agreement, Heartland and the other investors invested approximately $265 million in cash in TriMas to acquire the 66% interest. In connection with the investment, TriMas entered into a senior credit facility and a receivables facility and issued senior subordinated notes due 2012. TriMas used borrowings under the senior credit facility and proceeds from the issuance of the notes to repay borrowings made by its subsidiaries under the Company's credit agreement, to repay certain debt that was owed to the Company and to repurchase TriMas originated receivables balances under the Company's receivables facility. In addition, prior to the closing, TriMas declared and paid a cash dividend to the Company equal to the difference between $840 million and the aggregate amount of such debt repayment and receivables repurchase. Consequently, as a result of the investment and the other transactions, the Company (1) received $840 million in the form of cash, debt reduction and reduced receivables facility balances and (2) received or retained common stock and a warrant in TriMas representing the Company's 34% retained interest.

In connection with the sale of TriMas to Heartland, Heartland negotiated with disinterested members of the Metaldyne Board of Directors to arrive at an arms' length price. The Metaldyne Board of Directors also received a fairness opinion from an independent financial advisor that it relied upon, in part, in negotiating a price. The $20 per share price is consistent with the value assigned to Metaldyne when it underwent a recapitalization in November 2000, with consideration to the relative EBITDA contribution of TriMas to Metaldyne. The carrying value of the investment in TriMas at December 28, 2003 and December 29, 2002 (as restated) was $120 million and $134 million, respectively.

As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. The equity investment in TriMas recorded at June 30, 2002 has been adjusted at December 29, 2002 (as restated) to reflect the finalization of certain amounts that were estimated on the date of closing.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assets and liabilities of TriMas at June 6, 2002 consisted of the following (in thousands):

Current assets (principally accounts receivable of $133,050, and inventories of $93,520)	$240,830
Property and equipment, net	240,480
Goodwill	491,190
Intangibles and other assets	320,300
Total assets	1,292,800
Current liabilities (principally accounts payable of $49,890 and accrued liabilities of $53,160)	120,880
Non-current liabilities (principally deferred income taxes of $171,580)	211,660
Total liabilities	332,540
Net assets	$960,260

TriMas is included in the Company's financial results through the date of this transaction. Effective June 6, 2002, the Company accounts for its then 34% retained interest in TriMas under the equity method of accounting.

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

TriMas does not have the right to acquire its shares owned by the Company. TriMas Corporation's repurchase of shares was a separately negotiated transaction that enabled Metaldyne to realize additional cash for debt reduction. In April 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company at $20 per share, the same price that it was valued on June 6, 2002, the date of the Company's sale of TriMas. As a result of this repurchase by TriMas, and as a result of acquisitions performed by TriMas in 2003, the Company's ownership in TriMas decreased to 5.75 million shares or approximately 28% of TriMas as of December 28, 2003.

20.    Other Income (Expense), Net

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
Other, net:
Interest income	$470	$1,140	$1,110
Debt fee amortization	(2,480)	(4,770)	(11,620)
Accounts receivable securitization financing fees	(3,250)	(3,590)	(8,140)
Other, net	(2,820)	(1,760)	760
Total other, net	$(8,080)	$(8,980)	$(17,890)

21.    Supplementary Cash Flow Information

Significant transactions not affecting cash were: in 2003, the asset impairment of $4.9 million from discontinued operations as a result of the sale of the Bedford Heights, Ohio and Rome, Georgia manufacturing facilities completed in February 2004, the $15 million loss on disposal of fixed assets and the $21 million loss from the Company's equity affiliates; in 2002, the cumulative effect of change in

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognition and measurement of goodwill impairment of $36.6 million, the loss on early extinguishment of debt of $68.9 million and the $7.5 million loss on interest rate arrangements; and in 2001, the issuance of approximately $65.4 million and $18.5 of Company common stock and redeemable preferred stock, respectively, related to the acquisition of GMTI and a $9 million loss from the Company's equity affiliates. Also refer to Note 19 for impact of TriMas disposition on cash flows.

22.    Stock Options and Awards

A new Long Term Equity Incentive Plan (the "Plan") was adopted in 2001, which provides for the issuance of equity-based incentives in various forms. As of December 28, 2003, the Company has stock options outstanding for approximately 2.66 million shares at a price of $16.90 per share to key employees of the Company. These options have a ten-year option period and vest ratably over a three-year period from date of grant. However, the options are required to be held and cannot be exercised until the elapse of a certain time period after a public offering.

Prior to November 2001, the Company's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. The Company granted long-term stock awards, net, for approximately 0.4 million shares of Company common stock during 2000 (prior to the recapitalization) to key employees of the Company. The weighted average fair value per share of long-term stock awards granted during 2000 on the date of grant was $13. Compensation expense for the vesting of long-term stock awards was approximately $3.1 million, $4.9 million and $7.9 million in 2003, 2002 and 2001, respectively, and is included with selling, general and administrative expenses in the Company's consolidated statement of operations. Prior to the recapitalization merger, the unamortized value of unvested stock awards were generally amortized over a ten-year vesting period and were recorded in the financial statements as a deduction from shareholders' equity.

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

As a result of the ability of the holder to elect a partial or full cash option, the restricted shares have been classified as redeemable restricted common stock on the Company's consolidated balance sheet. There were approximately 0.8 million restricted shares outstanding at December 28, 2003. At December 28, 2003, holders of unvested awards had elected the cash option for approximately $16.0 million of the January 14, 2004 vesting. A portion of this obligation belongs to our former TriMas subsidiary, but the Company must continue to record TriMas' portion of the redeemable restricted common stock recognized on its consolidated balance sheet. The entire portion of the January 14, 2004 vesting amount of $17.2 million is recorded as accrued liabilities on the Company's consolidated balance sheet as of December 28, 2003. For the prior year ended December 29, 2002, the redeemable stock is recorded as "redeemable restricted common stock" of $23.8 million, net of the unamortized portion recorded as "restricted unamortized stock awards" of $(3.1) million on the Company's consolidated balance sheet. An additional $10.1 million, representing the cash portion of the January 14, 2003 vesting, is recorded as accrued liabilities on the Company's consolidated balance sheet as of December 29, 2002. TriMas' portion, consisting of approximately 45% and 50% of total obligations, is included in the above restricted stock amounts as of December 28, 2003 and December 29, 2002, respectively.

Holders of options with the exercise price below the merger consideration and former holders of restricted stock will also be entitled to additional cash amounts from the proceeds of the disposition of

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Saturn stock, if any, in accordance with the recapitalization agreement. Options with an exercise price exceeding the merger consideration were cancelled.

A summary of the status of the Company's stock options granted under the Plan for the three years ended 2003, 2002 (as restated) and 2001 (as restated) is as follows:

	(Shares in thousands)
	2003	2002	2001
		(Restated)	(Restated)
Option shares outstanding, beginning of year	2,539	2,855	—
Weighted average exercise price	$16.90	$16.90	—
Option shares granted	306	153	2,855
Weighted average exercise price	$16.90	$16.90	$16.90
Option shares exercised	—	—	—
Weighted average exercise price	—	—	—
Option shares cancelled due to forfeitures	(184)	(469)	—
Weighted average exercise price	$16.90	$16.90	—
Option shares outstanding, end of year	2,661	2,539	2,855
Weighted average exercise price	$16.90	$16.90	$16.90
Weighted average remaining option term (in years)	7.5	8.5	9.5
Option shares exercisable, end of year	—	—	—
Weighted average exercise price	—	—	—

The weighted average fair value of long-term stock awards is $16.90 per share at December 28, 2003. A combined total of approximately 4.9 million shares of Company common stock were available for the granting of options and incentive awards under the above plans in 2003, 2002 and 2001.

The weighted average fair value on the date of grant of options granted was zero in 2003 and 2002, and $3.80 in 2001. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the pro forma effects on the Company's basic earnings per share would have been a reduction of approximately $0.04 in each of 2003, 2002 and 2001. The fair value of the Company's stock at the date of grant was $8.50, $11.32 and $16.90 in 2003, 2002 and 2001, respectively.

The fair value of the options was estimated at the date of grant using the minimum value method for 2003, 2002 and 2001, with no assumed dividends or volatility, a weighted average risk-free interest rate of 3.36% in 2003 and 4.1% in 2002, and an expected option life of 5.5 years in both 2003 and 2002.

Subsequent to December 28, 2003, the Company offered eligible employees the opportunity to participate in a new Voluntary Stock Option Exchange Program (the "Program"), to exchange all of their outstanding options to purchase shares of the Company's common stock granted under the Plan for new stock options and restricted stock units to be granted under the Plan. Participation in the Program is voluntary; however, elections were required to be received by January 14, 2004, with new stock options eligible to be granted on July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and those eligible employees not electing to participate in the new Program will continue to be eligible to participate in the existing Plan subsequent to inception of the new Program.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    Earnings Per Share

The following provides a reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per common share:

	(In thousands except per share amounts)
	2003	2002	2001
		(Restated)	(Restated)

Weighted average number of shares outstanding	42,730	42,650	42,570

Loss before cumulative effect of change in accounting principle	$(75,330)	$(28,130)	$(42,780)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(36,630)	—
Net loss	(75,330)	(64,760)	(42,780)
Less: Preferred stock dividends	9,260	9,120	5,850
Loss used for basic and diluted earnings per share computation	$(84,590)	$(73,880)	$(48,630)
Basic loss per share:
Before cumulative effect of change in accounting principle less preferred stock	$(1.98)	$(0.87)	$(1.14)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(0.86)	—
Net loss attributable to common stock	$(1.98)	$(1.73)	$(1.14)

Total shares used for basic earnings per share computation	42,730	42,650	42,570
Dilutive securities:
Stock options	$—	$—	—
Convertible debentures	—	—	—
Contingently issuable shares	—	—	—
Total shares used for diluted earnings per share computation	$42,730	$42,650	42,570

Loss used for basic earnings per share computation	$(84,590)	$(73,880)	$(48,630)
Add back of debenture interest	—	—	—
Loss used for diluted earnings per share computation	$(84,590)	$(73,880)	$(48,630)

Diluted loss per share:
Before cumulative effect of change in accounting principle less preferred stock	$(1.98)	$(0.87)	$(1.14)
Cumulative effect of change in accounting for goodwill impairment	—	(0.86)	—
Net loss attributable to common stock	$(1.98)	$(1.73)	$(1.14)

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2.66 million and 2.54 million of common shares as they are anti-dilutive at December 28, 2003 and December 29, 2002 (as restated), respectively.

Contingently issuable shares, representing approximately 0.9 million, 1.7 million and 2.6 million restricted common shares, have an anti-dilutive effect on earnings per share for the years ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), respectively.

24.    Income Taxes

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
Income (loss) before income taxes:
Domestic	$(122,690)	$(104,740)	$(81,740)
Foreign	38,700	35,650	34,700
	$(83,990)	$(69,090)	$(47,040)
Provision for income taxes:
Currently payable:
Federal	$—	$(44,830)	$(15,620)
Foreign	15,130	8,820	(2,620)
State and local	410	(1,060)	2,200
Deferred:
Federal	(24,230)	(11,110)	(5,520)
Foreign	970	7,180	17,430
State and local	(940)	40	(130)
Income taxes	$(8,660)	$(40,960)	$(4,260)

The components of deferred taxes at December 28, 2003 and December 29, 2002 (as restated):

	(In thousands)
	2003	2002
		(Restated)
Deferred tax assets:
Inventories	$—	$2,030
Accrued liabilities and other long-term liabilities	65,370	73,360
Net operating losses	43,950	32,530
Investment in subsidiary	6,700	8,210
Other	—	1,070
	116,020	117,200
Valuation allowance	(11,260)	(15,600)
	$104,760	$101,600
Deferred tax liabilities:
Property and equipment	153,060	153,010
Intangible assets	51,880	67,400
Debt	—	2,980
Other, principally investments	10,650	11,620
	$215,590	$235,010
Net deferred tax liability	$110,830	$133,410

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes:

	(In thousands)
	2003	2002	2001
		(Restated)	(Restated)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(29,400)	$(24,180)	$(16,470)
State and local taxes, net of federal tax benefit	(340)	(1,220)	1,340
Higher effective foreign tax rate	2,560	2,600	2,660
Foreign dividends	5,990	1,070	—
Amortization in excess of tax, net	—	—	7,110
Valuation allowance on equity earnings	1,980	—	—
Repatriation of foreign earnings	10,200	—	—
Change in valuation allowance as a result of utilization of capital losses	—	(20,000)	—
Other, net	350	770	1,100
Income taxes	$(8,660)	$(40,960)	$(4,260)

As of December 28, 2003, the Company had unused U.S. net operating loss ("NOL") carryforwards of approximately $108 million. $23 million of these losses will expire in 2020; $25 million will expire in 2021; $6 million will expire in 2022; and $54 million will expire in 2023.

A provision has been made at December 28, 2003 for U.S. or additional foreign withholding taxes on approximately $10 million of the undistributed earnings of one foreign subsidiary. A provision for such taxes has not been made on approximately $285 million of the undistributed earnings of the Company's other foreign subsidiaries, as the Company intends to permanently reinvest the earnings of these entities. Generally, such earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Tax expense for the year ended December 29, 2002 (as restated) is shown before the cumulative effect of change in recognition and measurement of goodwill impairment of $36.6, for which no tax benefit is available.

$9.1 million and $2.5 million of deferred tax assets at December 28, 2003 and December 29, 2002 (as restated), respectively, are included in deferred and refundable income taxes in the audited consolidated balance sheet. $5.4 million and $3.8 million of deferred tax assets at December 28, 2003 and December 29, 2002 (as restated), respectively, is noncurrent and is included in intangible and other assets in the Company's consolidated balance sheet. In addition, $3.8 million and $2.3 million of deferred tax liabilities at December 28, 2003 and December 29, 2002 (as restated), respectively, is current and is included in current liabilities in the Company's consolidated balance sheet.

In June 2002, the Company completed its analysis of the impact related to the U.S. Department of Treasury's recently issued regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. Accordingly, a tax benefit of $20 million was recorded for the year ended December 29, 2002 (as restated). In July 2004, the Company received a $26 million refund from the amended tax return filed in 2002 under the new loss disallowance rules.

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

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

absorbed by Metaldyne's consolidated loss and is not required to be reimbursed to the Company. In addition, approximately $7 million of the Company's NOL is required to be allocated to TriMas and utilized on its own separately filed federal tax returns. TriMas is required to reimburse the Company for this utilization as it occurs.

A valuation allowance of approximately $11.3 million and $15.6 million was recorded at December 28, 2003 and December 29, 2002 (as restated), respectively, primarily due to the excess of the Company's tax cost basis over net book value of TriMas stock and certain foreign NOLs. It is not anticipated that the Company will generate enough capital gain income to offset any capital loss that may occur upon the sale of its shares of TriMas stock in future years. Approximately $4.9 million and $8.2 million was recorded for this cost basis difference at December 28, 2003 and December 29, 2002 (as restated), respectively. Approximately $5.3 million and $6.4 million was recorded at December 28, 2003 and December 29, 2002 (as restated), respectively, to reflect the uncertainty of future utilization of certain foreign NOLs.

25.    Employee Benefit Plans

Substantially all employees participate in noncontributory profit-sharing and/or contributory defined contribution plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under defined contribution plans were $9.3 million in 2003, $4 million in 2002 and $6 million in 2001. Anticipated 2004 contributions to the defined contribution plans will be approximately $9.1 million.

As of January 1, 2003, the Company replaced its existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits will no longer accrue after 2002 for these employees. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age.

As a result of the disposition of TriMas on June 6, 2002, the Company is not responsible for TriMas' net periodic pension cost subsequent to this date. However, the Company must continue to record TriMas' portion of the net liability recognized on the Company's consolidated balance sheet.

The Company also provides other postretirement medical and life insurance benefit plans, none of which are funded, for certain of its active and retired employees. The health care plans are contributory with participants' contributions adjusted annually.

As a result of the disposition of TriMas on June 6, 2002, the Company is not responsible for TriMas' net periodic postretirement benefit cost, benefit obligations and net liability subsequent to this date.

The Company uses a September 30 measurement date for all of its plans. The straight-line method is used to amortize prior service amounts and unrecognized net gains and losses for all pension and postretirement benefit plans. The below includes all of the Company's domestic and foreign pension and other postretirement benefit plans.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and funded status at December 28, 2003 and December 29, 2002:

	(In thousands)
	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$260,750	$247,220	$45,410	$42,710
Service cost	3,220	6,410	1,020	1,040
Interest cost	17,100	18,340	3,010	3,010
Plan participants' contributions	240	260	—	—
Amendments	1,890	1,380	—	—
Actuarial loss	17,820	34,820	7,040	7,920
Benefits paid	(14,060)	(15,390)	(3,140)	(2,360)
Change in foreign currency	4,870	2,200	—	—
Change due to amendment/settlement/spin-off	—	(26,420)	—	(7,180)
Change due to curtailment/window	(2,710)	(8,070)	—	270
Benefit obligation at end of year	289,120	260,750	53,340	45,410
Change in Plan Assets
Fair value of plan assets at beginning of year	148,660	159,060	—	—
Actual return on plan assets	9,790	(9,120)	—	—
Employer contribution	16,380	26,010	3,140	2,360
Benefits paid	(14,060)	(15,390)	(3,140)	(2,360)
Divestitures	—	(9,650)	—	—
Change due to amendment/settlement/spin-off	—	(3,450)	—	—
Expenses/Other	1,950	1,200	—	—
Fair value of plan assets at end of year	162,720	148,660	—	—
Net Amount Recognized
Funded status	(126,400)	(112,090)	(53,340)	(45,410)
Unrecognized net actuarial loss	92,510	67,700	13,840	7,470
Unrecognized prior service cost (benefit)	2,060	230	(1,370)	(1,490)
Net amount recognized	(31,830)	(44,160)	(40,870)	(39,430)
Amounts Recognized in the Statement of Financial Position
Prepaid benefit cost	—	2,360	—	—
Accrued benefit cost	(119,540)	(106,870)	(40,870)	(39,430)
Intangible assets	2,060	230	—	—
Accumulated other comprehensive income	85,650	60,120	—	—
Net amount recognized	(31,830)	(44,160)	(40,870)	(39,430)

The increase in accumulated other comprehensive income to $85.7 million at December 28, 2003 primarily reflects the excess of the accumulated benefit obligation over the fair value of the plan assets.

The accumulated benefit obligation for all defined benefit pension plans was $280.7 million and $249.5 million at December 28, 2003 and December 29, 2002, respectively.

We expect to make contributions of approximately $17.5 million to the defined benefit pension plans for 2004.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(In thousands)
		Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$3,210	$6,410	$7,880	$1,020	$1,040	$760
Interest cost	17,100	18,340	18,080	3,010	3,010	3,080
Expected return on plan assets	(16,570)	(15,710)	(15,170)	—	—	—
Amortization of prior service cost	110	40	10	(120)	—	—
Recognized (gain) loss due to curtailments/settlements	(2,450)	1,280	—	—	—	—
Amortization of net (gain) loss	700	30	—	280	(20)	—
Net periodic benefit cost	$2,100	$10,390	$10,800	$4,190	$4,030	$3,840

Additional Information
Increase in minimum liability included in other comprehensive income (before tax)	$25,530	$48,520	$11,600	N/A	N/A	N/A

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 28, 2003 and December 29, 2002:
Discount rate	6.11%	6.73%		6.13%	6.75%
Rate of compensation increase	3.59%	4.01%		N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 28, 2003 and December 29, 2002:
Discount rate	6.73%	7.51%	7.61%	6.75%	7.625%
Expected long-term return on plan assets	8.96%	8.97%	8.96%	N/A	N/A
Rate of compensation increase	4.01%	4.03%	4.03%	N/A	N/A

Assumed health care cost trend rates at December 28, 2003 and December 29, 2002:
Health care cost trend rate assumed for next year	N/A	N/A		10.00%	10.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A		5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A		2013	2013

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	(In thousands)
	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$250	$(210)
Effect on postretirement benefit obligation	3,230	(2,650)

Plan Assets

The Company's pension plans' and other postretirement benefit plans' weighted-average asset allocations at December 28, 2003 and December 29, 2002, by asset category, are as follows:

	Pension Benefits
	Plan Assets at
	December 28, 2003	December 29, 2002
Asset Category
Equity securities	56%	54%
Debt securities	36%	36%
Other (Cash)	8%	10%
Total	100%	100%

Investment Policy and Strategy

The policy, established by the Pension Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above. The asset allocation and the investment policy will be reviewed on a semi-annual basis, to determine if the policy should be changed.

Determination of Expected Long-Term Rate of Return

The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while debt securities are expected to return between 4% and 7%. The Pension Committee expects that the plans' asset manager will provide a modest (0.5% to 1.0% per annum) premium to the respective market benchmark indices.

Medicare Prescription Drug, Improvement and Modernization Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and the Company's eligible retirees generally pay a premium for this benefit that is less than the Part D premium. Therefore, the Company has concluded that these benefits are at least actuarially equivalent to the Part D program so that Metaldyne will be eligible for the basic Medicare Part D subsidy.

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003") was issued providing guidance on the accounting for the

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company estimates the federal subsidy included in the law will ultimately result in an approximate $4.5 million to $6.0 million reduction in Metaldyne's postretirement benefit obligation. However, the reduction is not reflected in company's postretirement benefit obligation at the balance sheet date, since this information is as of the Company's September 30, 2003 measurement date. For 2004, the Company expects a net reduction in our postretirement expense when compared to 2003. This decrease reflects the favorable impact of the Medicare legislation and changes to the plans that eliminated some coverage, offset by a 50 basis point decline in the discount rate and adverse experience in health care trends.

26.    Fair Value of Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

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

The fair value of the Company's interest rate protection agreements that qualify for hedge accounting approximated $(4.5) million at December 28, 2003. The $(4.5) million has been recognized as a liability at December 28, 2003 and the change in fair value is included in other comprehensive income. The $(4.5) million liability is classified as current based on the maturity dates of the derivatives and is included in accrued liabilities.

The carrying amounts and fair values of the Company's financial instruments at December 28, 2003 and December 29, 2002 (as restated) are as follows:

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(In thousands)
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(Restated)	(Restated)
Cash and cash investments	$13,820	$13,820	$19,130	$19,130
Receivables	$181,980	$181,980	$184,300	$184,300
Interest rate arrangements	$(4,540)	$(4,540)	$(8,330)	$(8,330)
Long-term debt:
Bank debt	$351,080	$351,080	$399,000	$399,000
11% senior subordinated notes, due 2012	$250,000	$230,000	$250,000	$250,000
10% senior notes, due 2013	$150,000	$150,000	$—	$—
4.5% convertible subordinated debentures, due 2003	$—	$—	$91,360	$91,360
Other long-term debt	$15,850	$15,850	$20,020	$20,020

27.    Interim and Other Supplemental Financial Data (Unaudited)

	(In thousands except per share amounts)
	For the Quarters Ended
		(As Restated)
2003:	December 28th	September 28th	June 29th	March 30th
Net sales	$389,060	$346,680	$390,540	$381,920
Gross profit	$31,410	$33,420	$49,830	$41,040
Net income (loss)	$(54,990)	$(10,340)	$1,060	$(11,060)
Per common share:
Basic Basic	$(1.35)	$(0.29)	$(0.03)	$(0.31)
Diluted	$(1.35)	$(0.29)	$(0.03)	$(0.31)

		(As Originally Reported)
2003:		September 28th	June 29th	March 30th
Net sales		$346,280	$390,290	$381,320
Gross profit		$35,120	$49,510	$40,330
Net income (loss)		$(9,570)	$480	$(9,370)
Per common share:
Basic Basic		$(0.28)	$(0.04)	$(0.27)
Diluted		$(0.28)	$(0.04)	$(0.27)

		September 28th	June 29th	March 30th
Income/(Expense)
Previously reported net income (loss)		$(9,570)	$480	$(9,370)
Sintered adjustment		$(870)	$1,000	$(2,280)
Tooling, accrual and allowance analysis		$100	$90	$(380)
Other Adjustments		$(460)	$(150)	$(70)
Income tax effect		$460	$(360)	$1,040
Restated net income (loss)		$(10,340)	$1,060	$(11,060)

As discussed in Note 2, the Company's audited consolidated financial statements for fiscal 2001 and 2002 have been restated. Additionally, the Company has restated the financial statements for the first

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

three quarters of 2003 and for each quarter in 2002. The Company will be amending its quarterly reports on Form 10-Q for the first three quarters of 2003 concurrent with the filing of its 2004 Form 10-Q's, in order to restate the condensed consolidated financial statements therein.

In the fourth quarter of 2003, the Company incurred several significant charges, including a $4.9 million asset impairment, $15 million fixed asset disposal loss, $6.1 million restructuring charge and $20.7 million equity loss of affiliates (see Notes 6 and 18).

	(As Restated)
2002:	December 29th	September 29th	June 30th	March 31th
Net sales	$350,690	$351,500	$530,150	$559,860
Gross profit	$44,100	$46,920	$98,390	$104,230
Net loss	$(8,120)	$(12,230)	$(14,510)	$(29,900)
Per common share:
Basic Basic	$(0.24)	$(0.37)	$(0.38)	$(0.74)
Diluted	$(0.24)	$(0.37)	$(0.38)	$(0.74)

	(As Originally Reported)
2002:	December 29th	September 29th	June 30th	March 31st
Net sales	$350,870	$352,150	$530,460	$559,870
Gross profit	$50,000	$48,240	$97,940	$102,820
Net loss	$(4,590)	$(11,390)	$(14,790)	$(30,770)
Per common share:
Basic Basic	$(0.16)	$(0.35)	$(0.39)	$(0.76)
Diluted	$(0.16)	$(0.35)	$(0.39)	$(0.73)

Income/(Expense)	December 29th	September 29th	June 30th	March 31st
Previously reported net loss	$(4,590)	$(11,390)	$(14,790)	$(30,770)
Sintered adjustment	$(5,730)	$(840)	$550	$1,350
Tooling, accrual and allowance analysis	$(20)	$(510)	$(100)	$60
Other Adjustments	$50	$—	$—	$—
Income tax effect	$(2,170)	$(510)	$170	$540
Restated net loss	$(8,120)	$(12,230)	$(14,510)	$(29,900)

The effect of this restatement was to increase gross profit and net income (loss) applicable to common shares by $1.4 million and $0.9 million, respectively, for the quarter ended March 31, 2002; increase gross profit and net income (loss) applicable to common shares by $0.5 million and $0.3 million, respectively, for the quarter ended June 30, 2002; decrease gross profit and net income (loss) applicable to common shares by $1.3 million and $0.8 million, respectively, for the quarter ended September 29, 2002, and decrease gross profit and net income (loss) applicable to common shares by $6.0 million and $3.5 million, respectively, for the quarter ended December 29, 2002. Basic loss per share changed by $0.02, $0.01, $(0.02) and $(0.08) for the quarters ended March 31, 2002, June 30, 2002, September 29, 2002 and December 29, 2002, respectively. Diluted loss per share changed by $(0.01), $0.01, $(0.02) and $(0.08) for the quarters ended March 31, 2002, June 30, 2002, September 29, 2002 and December 29, 2002, respectively.

In the fourth quarter of 2002, the Company recorded several adjustments from the restatement primarily related to correcting overstated fixed asset balances at the division. For certain of these adjustments, the Company did not have any sufficient accounting information to allocate corrections to other quarterly reporting periods in 2002.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain 2003 and 2002 amounts have been reclassified to reflect current year classification for fixed asset gains and losses.

28.    Commitments and Contingencies

The Company is subject to claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operation.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which it is aware that would have a material adverse effect on the Company's financial position or results of operations.

29.    Related Party Transactions

In November 2000, the Company was acquired by an investor group led by Heartland and Credit Suisse First Boston ("CSFB") in a recapitalization transaction. Heartland is a private equity fund established to "buy, build and grow" industrial companies in sectors with attractive consolidation opportunities. In addition to TriMas (see Note 6 to the Company's audited consolidated financial statements), Heartland has equity interests in other industrial companies. The recapitalization and Heartland's investment will allow the Company to continue to aggressively pursue internal growth opportunities and strategic acquisitions, and to increase the scale and profitability of the Company.

The Company maintains a monitoring agreement with Heartland for an annual fee of $4 million plus additional fees for financings and acquisitions under certain circumstances. The Heartland monitoring agreement is based on a percentage of assets calculation and Heartland has the option of taking the greater of the calculated fee (which would have totaled $5.1 million for 2003) or $4 million. Total monitoring fees paid to Heartland were $4 million for each of the years ended December 28, 2003, December 29, 2002 and December 31, 2001. Additionally, the Company recorded $0.7 million in both 2003 and 2002 and $0.5 million in 2001 for expense reimbursements to Heartland in the ordinary course of business.

Heartland is also entitled to a 1% transaction fee in exchange for negotiating, contracting and executing certain transactions on behalf of Metaldyne, including transactions for sale-leaseback arrangements and other financings. These fees totaled approximately $1.9 million for the year ended December 28, 2003. Similar fees through 2002 totaled approximately $1.9 million. Total fee and expense reimbursements paid in 2003 were approximately $2 million and amounts not yet remitted to Heartland total approximately $1.8 million and are recorded as accounts payable in the Company's consolidated balance sheet as of the year ended December 28, 2003. No amounts were remitted to Heartland for these fee and expense reimbursements prior to 2003.

Effective January 23, 2001, the Company changed its name to Metaldyne Corporation from MascoTech, Inc. The Company had a corporate service agreement through 2002 with Masco Corporation, which at December 28, 2003 owned approximately 6% of the Company's common stock. Under the terms of the agreement, the Company paid fees to Masco Corporation for various staff support and administrative services, research and development and facilities. Such fees aggregated zero in 2003, $0.5 million in 2002 and $0.4 million in 2001. Total fee and expense reimbursements not yet remitted to Masco total $1.0 million and are recorded as accounts payable in the Company's consolidated balance sheet as of the year ended December 28, 2003. In 2001, the Company received a one-time reimbursement of $2.4 million from Masco Corporation for prior services.

On June 6, 2002, the Company sold 66% of its former TriMas subsidiary to Heartland and other investors. The Company's current ownership percentage in TriMas is approximately 28%. The Company

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

has a corporate services agreement with TriMas, which requires the Company to provide corporate staff support and administrative services to TriMas subsequent to the divestiture of TriMas. Under the terms of the agreement, the Company receives fees from TriMas, which aggregated approximately $2.5 million and $0.3 million in 2003 and 2002, respectively. The Company expects to receive $0.4 million from its corporate services agreement with TriMas in 2004. TriMas also reimburses Metaldyne for expense reimbursements in the ordinary course of business. The Company has recorded $15.4 million due from TriMas, consisting of corporate staff support and administrative services, restricted stock reimbursements, tax net operating losses created prior to the disposition of TriMas, pension obligations and other expense reimbursements in the ordinary course of business, that is recorded as a receivable from affiliates in the Company's consolidated balance sheet as of December 28, 2003.

30.    Subsequent Events

On December 31, 2003, subsequent to the Company's December 28, 2003 year end, the Company completed a transaction with DaimlerChrysler Corporation ("DaimlerChrysler") that transferred full ownership of the New Castle Machining and Forge ("New Castle") manufacturing operations to Metaldyne. Since January 2003, New Castle has been managed as a joint venture between Metaldyne and DaimlerChrysler. The New Castle facility manufactures suspension and powertrain components for Chrysler, Jeep and Dodge vehicles; additionally, Metaldyne has launched initiatives to expand the customer base beyond DaimlerChrysler. The New Castle manufacturing operations will be part of the Company's Chassis segment.

As part of the New Castle transaction, Metaldyne acquired Class A and Class B units representing DaimlerChrysler's entire joint venture interest in New Castle. In exchange, Metaldyne delivered to DaimlerChrysler $215 million, comprised of $118.8 million in cash; $31.7 million in aggregate principal amount of a new issue of its 10% senior subordinated notes; and $64.5 million in aggregate liquidation preference of its Series A-1 preferred stock. The cash portion of the consideration was funded in part by the net cash proceeds of approximately $65 million from the sale-leaseback of certain machinery and equipment with a third-party lessor, with the remainder funded through Metaldyne's revolving credit facility.

The assets and liabilities of New Castle at December 31, 2003 consisted of the following (in thousands):

Current assets	$13,370
Property and equipment, net	240,720
Total assets	254,090
Current liabilities	14,110
Total liabilities	14,110
Net assets	$239,980

The above assets and liabilities represent the opening balance sheet at the acquisition date, and are subject to change based upon the final valuation and allocation of purchase price.

On December 31, 2003, the Company entered into a sale-leaseback transaction for machinery and equipment with a third-party lessor. The Company received $4.5 million cash as part of this transaction.

On December 31, 2003, Heartland purchased all of the outstanding 184,153 shares valued at $18.5 million of redeemable Series B preferred stock from former GMTI shareholders. The redeemable Series B preferred shares are mandatorily redeemable on June 15, 2013, and consist of outstanding shares and unpaid dividends of $23.8 million included in the Company's consolidated balance sheet at December 28, 2003.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 1, 2004, the Company sold its ownership of its Bedford Heights, Ohio and Rome, Georgia manufacturing operations to Lester PDC, a Kentucky-based aluminum die casting and machining company. These two plants had combined 2003 sales of approximately $62 million and an operating loss of approximately $14 million. The Company retained interest in approximately $5.6 million in working capital (principally accounts receivable) but remitted approximately $6.1 million to buy out the remaining portion of the equipment that had previously been sold under an operating lease arrangement by the Company. The buyer also agreed to sub-lease both the Bedford Heights, Ohio and the Rome, Georgia facilities from the Company for an annual lease payment of approximately $0.6 million. Both manufacturing operations were part of the Company's Driveline segment. Pursuant to SFAS 144, "Goodwill and Other Intangible Assets," the Company recognized an impairment charge of $4.9 million as an "asset impairment" on the Company's consolidated statement of operations as of December 28, 2003.

On June 17, 2004, the Company entered into a sale-leaseback transaction for machinery and equipment with a third party lessor. The Company received $7.6 million cash as part of this transaction.

31.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of December 28, 2003 and December 29, 2002 (as restated), and for the years ended December 28, 2003 and December 29, 2002 (as restated) of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)	Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company's share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The entire restatement effect discussed in Note 2 to the Company's audited consolidated financial statements herein, relates to the guarantor subsidiaries except for approximately a $0.2 million overstatement in pre-tax income in 2001 for the non-guarantor subsidiaries.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets December 28, 2003

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,750	$3,070	$—	$13,820
Receivables, net:
Trade, net of allowance for doubtful accounts	—	110,150	29,180	—	139,330
TriMas	—	15,350	—	—	15,350
Other	—	26,440	—	—	26,440
Total receivables, net	—	151,940	29,180	—	181,120
Inventories	—	54,080	29,600	—	83,680
Deferred and refundable income taxes	—	7,900	1,210	—	9,110
Prepaid expenses and other assets	—	27,880	8,400	—	36,280
Total current assets	—	252,550	71,460	—	324,010
Equity and other investments in affiliates	148,830	—	—	—	148,830
Property and equipment, net	—	478,760	228,690	—	707,450
Excess of cost over net assets of acquired companies	—	441,920	142,470	—	584,390
Investment in subsidiaries	471,060	229,590	—	(700,650)	—
Intangible and other assets	—	225,400	21,780	—	247,180
Total assets	$619,890	$1,628,220	$464,400	$(700,650)	$2,011,860

Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$128,960	$72,280	$—	$201,240
Accrued liabilities	—	96,040	40,800	—	136,840
Current maturities, long-term debt	—	4,820	6,060	—	10,880
Total current liabilities	—	229,820	119,140	—	348,960
Long-term debt	400,000	360,740	6,190	—	766,930
Deferred income taxes	—	95,530	25,990	—	121,520
Minority interest	—	—	800	—	800
Other long-term liabilities	—	148,620	5,140	—	153,760
Intercompany accounts, net	(400,000)	322,450	77,550	—	—
Total liabilities	—	1,157,160	234,810	—	1,391,970

Redeemable preferred stock	73,980	—	—	—	73,980

Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,730	—	—	—	42,730
Paid-in capital	692,400	—	—	—	692,400
Accumulated deficit	(234,750)	—	—	—	(234,750)
Accumulated other comprehensive income	45,530	—	—	—	45,530
Investment by Parent/Guarantor	—	471,060	229,590	(700,650)	—
Total shareholders' equity	$545,910	$471,060	$229,590	$(700,650)	$545,910

Total liabilities, redeemable stock and shareholders' equity	$619,890	$1,628,220	$464,400	$(700,650)	$2,011,860

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets December 29, 2002
(Restated)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,610	$4,520	$—	$19,130
Receivables, net:
Trade, net of allowance for doubtful accounts	—	—	144,280	—	144,280
TriMas	—	27,820	—	—	27,820
Other	—	5,790	5,590	—	11,380
Total receivables, net	—	33,610	149,870	—	183,480
Inventories	—	55,260	21,410	—	76,670
Deferred and refundable income taxes	—	22,830	720	—	23,550
Prepaid expenses and other assets	—	23,090	5,520	—	28,610
Total current assets	—	149,400	182,040	—	331,440
Equity and other investments in affiliates	152,100	—	—	—	152,100
Property and equipment, net	—	474,250	200,440	—	674,690
Excess of cost over net assets of acquired companies	—	375,910	197,660	—	573,570
Investment in subsidiaries	512,440	231,210	—	(743,650)	—
Intangible and other assets	—	284,290	1,900	—	286,190
Total assets	$664,540	$1,515,060	$582,040	$(743,650)	$2,017,990

Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$141,920	$52,760	$—	$194,680
Accrued liabilities	—	80,610	29,420	—	110,030
Current maturities, long-term debt	—	95,030	4,870	—	99,900
Total current liabilities	$—	$317,560	$87,050	$—	$404,610
Long-term debt	250,000	409,250	9,770	—	669,020
Deferred income taxes	—	115,660	20,860	—	136,520
Other long-term liabilities	—	137,810	5,490	—	143,300
Intercompany accounts, net	(250,000)	22,340	227,660	—	—
Total liabilities	$—	$1,002,620	$350,830	$—	$1,353,450
Total redeemable stock	$85,180	$—	$—	$—	$85,180
Shareholders' equity:
Preferred stock	$—	$—	$—	$—	$—
Common stock	42,650	—	—	—	42,650
Paid-in capital	684,870	—	—	—	684,870
Accumulated deficit	(150,160)	—	—	—	(150,160)
Accumulated other comprehensive income (loss)	2,000	—	—	—	2,000
Investment by Parent/Guarantor	—	512,440	231,210	(743,650)	—
Total shareholders' equity	$579,360	$512,440	$231,210	$(743,650)	$579,360
Total liabilities, redeemable stock and shareholders' equity	$664,540	$1,515,060	$582,040	$(743,650)	$2,017,990

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Year Ended December 28, 2003

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$1,154,470	$353,730	$—	$1,508,200
Cost of sales	—	(1,060,220)	(292,450)	—	(1,352,670)
Gross profit	—	94,250	61,280	—	155,530
Selling, general and administrative expenses	—	(99,360)	(17,870)	—	(117,230)
Restructuring charges	—	(11,550)	(1,580)	—	(13,130)
Asset impairment	—	(4,870)	—	—	(4,870)
Operating profit	—	(21,530)	41,830	—	20,300
Other income (expense), net:
Interest expense	—	(69,640)	(5,870)	—	(75,510)
Equity and other income (loss) from affiliates	(20,700)	—	—	—	(20,700)
Other, net	—	(11,690)	3,610	—	(8,080)
Other expense, net	(20,700)	(81,330)	(2,260)	—	(104,290)
Income (loss) before income taxes	(20,700)	(102,860)	39,570	—	(83,990)
Income taxes (credit)	—	(27,440)	18,780	—	(8,660)
Equity in net income of subsidiaries	(54,630)	20,790	—	33,840	—
Net income (loss)	$(75,330)	$(54,630)	$20,790	$33,840	$(75,330)
Preferred stock dividends	9,260	—	—	—	9,260
Earnings (loss) attributable to common stock	$(84,590)	$(54,630)	$20,790	$33,840	$(84,590)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Year Ended December 29, 2002
(Restated)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$1,165,130	$627,070	$—	$1,792,200
Cost of sales	—	(1,029,500)	(469,060)	—	(1,498,560)
Gross profit	—	135,630	158,010	—	293,640
Selling, general and administrative expenses	—	(106,070)	(75,390)	—	(181,460)
Restructuring charges	—	(3,470)	—	—	(3,470)
Operating profit	—	26,090	82,620	—	108,710
Other income (expense), net:
Interest expense	—	(87,280)	(3,720)	—	(91,000)
Loss on repurchase of debentures and early retirement of term loans	—	(68,860)	—	—	(68,860)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)	—	—	(7,550)
Equity and other income (loss) from affiliates	(1,410)	—	—	—	(1,410)
Other, net	—	(10,670)	1,690	—	(8,980)
Other expense, net	(1,410)	(174,360)	(2,030)	—	(177,800)
Income (loss) before income taxes	(1,410)	(148,270)	80,590	—	(69,090)
Income taxes (credit)	—	(56,970)	16,010	—	(40,960)
Equity in net income of subsidiaries	(63,350)	64,580	—	(1,230)	—
Net income (loss) before cumulative effect of change in accounting principle	(64,760)	(26,720)	64,580	(1,230)	(28,130)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(36,630)	—	—	(36,630)
Net income (loss)	(64,760)	(63,350)	64,580	(1,230)	(64,760)
Preferred stock dividends	9,120	—	—	—	9,120
Earnings (loss) attributable to common stock	$(73,880)	$(63,350)	$64,580	$(1,230)	$(73,880)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Year Ended December 28, 2001
(Restated)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$1,136,750	$992,130	$(1,490)	$2,127,390
Cost of sales	—	(993,590)	(742,230)	1,490	(1,734,330)
Gross profit	—	143,160	249,900	—	393,060
Selling, general and administrative expenses	—	(117,330)	(147,790)	—	(265,120)
Operating profit	—	25,830	102,110	—	127,940
Other income (expense), net:
Interest expense	—	(76,980)	(71,180)	—	(148,160)
Equity and other income (loss) from affiliates	(8,930)	—	—	—	(8,930)
Other, net	—	(15,160)	(2,730)	—	(17,890)
Other expense, net	(8,930)	(92,140)	(73,910)	—	(174,980)
Income (loss) before income taxes	(8,930)	(66,310)	28,200	—	(47,040)
Income taxes (credit)	—	(13,030)	8,770	—	(4,260)
Equity in net income of subsidiaries	(33,850)	19,430	—	14,420	—
Net income (loss)	$(42,780)	$(33,850)	$19,430	$14,420	$(42,780)
Preferred stock dividends	5,850	—	—	—	5,850
Earnings (loss) attributable to common stock	$(48,630)	$(33,850)	$19,430	$14,420	$(48,630)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Year Ended December 28, 2003

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$(61,410)	$160,650	$—	$99,240
Cash flows from investing activities:
Capital expenditures	—	(104,580)	(26,140)	—	(130,720)
Disposition of businesses to a related party	—	—	22,570	—	22,570
Acquisition of business, net	—	(7,650)	—	—	(7,650)
Proceeds from sale/leaseback of fixed assets	—	16,970	—	—	16,970
Proceeds from sale of TriMas shares	20,000	—	—	—	20,000
Investment in joint venture	—	(20,000)	—	—	(20,000)
Net cash provided by (used for) investing activities	20,000	(115,260)	(3,570)	—	(98,830)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(47,600)	—	—	(47,600)
Proceeds of revolving credit facility	—	180,000	—	—	180,000
Principal payments of revolving credit facility	—	(180,000)	—	—	(180,000)
Proceeds of senior subordinated notes, due 2013	150,000	——	—	—	150,000
Principal payments of convertible subordinated debentures, due 2003	(98,530)	—	—	—	(98,530)
Proceeds of other debt	—	—	1,940	—	1,940
Principal payments of other debt	—	(4,080)	(5,100)	—	(9,180)
Capitalization of debt financing fees	—	(2,350)	—	—	(2,350)
Change in intercompany accounts	(71,470)	226,840	(155,370)	—	—
Net cash provided by (used for) financing activities	(20,000)	172,810	(158,530)	—	(5,720)
Net increase (decrease) in cash	—	(3,860)	(1,450)	—	(5,310)
Cash and cash equivalents, beginning of period	—	14,610	4,520	—	19,130
Cash and cash equivalents, end of period	$—	$10,750	$3,070	$—	$13,820

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Year Ended December 29, 2002
(Restated)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$(79,380)	$14,270	$—	$(65,110)
Cash flows from investing activities:
Capital expenditures	—	(82,970)	(33,480)	—	(116,450)
Proceeds from disposition of business	—	—	840,000	—	840,000
Proceeds from sale/leaseback of fixed assets	—	52,180	—	—	52,180
Net cash provided by (used for) investing activities	—	(30,790)	806,520	—	775,730
Cash flows from financing activities:
Proceeds of term loan facilities	—	400,000	—	—	400,000
Principal payments of term loan facilities	—	(671,850)	(440,600)	—	(1,112,450)
Proceeds of revolving credit facility	—	324,800	—	—	324,800
Principal payments of revolving credit facility	—	(324,800)	—	—	(324,800)
Proceeds of senior subordinated notes, due 2012	250,000	—	—	—	250,000
Principal payments of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of repurchase)	—	(205,290)	—	—	(205,290)
Proceeds of other debt	—	—	920	—	920
Principal payments of other debt	—	(2,130)	(3,960)	—	(6,090)
Capitalization of debt financing fees	—	(12,100)	—	—	(12,100)
Prepayment costs on early extinguishment of debt	—	(6,480)	—	—	(6,480)
Change in intercompany accounts	(250,000)	622,550	(372,550)	—	—
Net cash provided by (used for) financing activities	—	124,700	(816,190)	—	(691,490)
Net increase (decrease) in cash	—	14,530	4,600	—	19,130
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$14,530	$4,600	$—	$19,130

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Year Ended December 31, 2001
(Restated)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$315,220	$(141,430)	$—	$173,790
Cash flows from investing activities:
Capital expenditures	—	(75,460)	(35,650)	—	(111,110)
Acquisition of business, net	—	(83,320)	—	—	(83,320)
Proceeds from sale/leaseback of fixed assets	—	73,590	11,070	—	84,660
Other, net	—	5,060	—	—	5,060
Net cash provided by (used for) investing activities	—	(80,130)	(24,580)	—	(104,710)
Cash flows from financing activities:
Proceeds of term loan facilities	—	44,250	—	—	44,250
Principal payments of term loan facilities	—	(81,990)	—	—	(81,990)
Proceeds of revolving credit facility	—	23,560	—	—	23,560
Principal payments of revolving credit facility	—	(48,750)	—	—	(48,750)
Proceeds of other debt	—	43,560	8,000	—	51,560
Principal payments of other debt	—	(48,520)	(36,180)	—	(84,700)
Other, net	—	750	—	—	750
Change in intercompany accounts	—	(156,070)	156,070	—	—
Net cash provided by (used for) financing activities	—	(223,210)	127,890	—	(95,320)
Net increase (decrease) in cash	—	11,880	(38,120)	—	(26,240)
Cash and cash equivalents, beginning of period	—	(1,290)	27,530	—	26,240
Cash and cash equivalents, end of period	$—	$10,590	$(10,590)	$—	$—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.    Controls and Procedures.

Overview

The Company's financial statements have been restated to reflect adjustments to its previously reported financial information on Form 10-K for fiscal years 2001 and 2002. Further, we will be filing amendments to our quarterly reports on Form 10-Q for the first three quarters of fiscal 2003 as soon as practicable in order to restate the condensed consolidated financial statements therein. While certain of the matters that are the subject of the restatement would affect periods prior to 2001, the Company has not presented such periods prior to the acquisition of the Company in November 2000 in "Selected Financial Data" in this Form 10-K. The Company does not believe information for such periods would be material to investors due to the non-comparability of such information due to subsequent transactions and the passage of time, and we have therefore requested a waiver from the Commission to exclude these periods in the "Selected Financial Data." The Staff at the Commission , however, may comment that this Form 10-K must be amended for the inclusion of such information. The adjustments to previously reported results from 2001 through the third quarter of 2003 aggregated approximately $4.5 in understated net loss, $7.3 in understated loss before income taxes and $5.0 in overstated operating profit. In addition, there has been an adjustment to increase goodwill by approximately $22 million as of the November 2000 acquisition date of the Company. Reference is made to Note 2 to the Company's audited consolidated financial statements for greater detail on the restatement adjustments.

The restatement arose primarily out of information obtained through an investigation conducted by an independent director of the Company, Marshall Cohen, with the assistance of an independent counsel, Sidley Austin Brown & Wood LLP, and the forensic accounting group of Deloitte & Touche LLP. The investigation was initiated as a result of certain admissions made by an employee of the Company and information obtained by the Company's internal audit staff. As discussed below, the Company has implemented, or adopted plans to implement, a number of measures intended to address matters of concern that have been identified through the investigation and is continuing to consider further measures.

In 2003, a new plant controller at the Sintered division's St. Mary's, Pennsylvania facility encountered difficulties in understanding certain accounting practices and documentation. In December 2003, he notified the Company's independent auditors, KPMG LLP, that, among other things, he was unable to reconcile certain of the plant's general ledger accounts and to find appropriate documentation for certain entries and indicated that he had concerns regarding the division controller. The Company's Chief Financial Officer initiated an immediate review by the Company's internal audit department of accounting procedures and financial accounting at the domestic plants within the Sintered division. Shortly thereafter, the Company and its Board of Directors authorized the Independent Investigation into certain accounting practices at the Sintered division from 2001 through 2003.

During the initial stages of the investigation, the Company was made aware of errors with respect to the recording of certain entries which it attempted to analyze. While the Company was performing these analyses, in February 2004, the Sintered division controller made the following admissions concerning actions in which he admittedly participated. He asserted that, following the acquisition of the Company in November 2000, income at the Sintered division from 2000 through 2003 was deliberately understated by up to approximately $10 million in the aggregate. He alleged that these understatements were part of an intentional effort to offset the impact of previous overstatements of income by approximately $20 million in aggregate at the Sintered division during the period from 1996 through 1999, which was prior to the acquisition. There were three primary admissions from the former Sintered divisional controller related to the period 1996 to 1999. During this time, he asserted that income was intentionally overstated by (1) overstating fixed assets, (2) understating liabilities (notably accounts payable), and (3) using a complex set of manual journal entries every month to "disguise" the effects of (1) and (2). Following the acquisition in late 2000, he stated that income was understated through similar actions. For the period investigated, the Company concluded that the Sintered division controller's assertions concerning these actions were correct, although the amounts impacted by the actions following the Acquisition varied and indicate that cumulative net losses for the period investigated were actually understated as a result of these intentional activities. The Sintered division investigation revealed deficiencies, circumventions and breakdowns that occurred in controls and procedures at the Company.

Based upon certain findings within the Sintered division, the investigation was expanded to encompass accounting practices in other areas of the Company allegedly resulting in the smoothing of income through the use of accruals and allowances and the recognition of tooling income for the period from 2001 through 2003. This investigation involved an extensive review by those conducting the investigation of journal entries of over a specified amount made over a three year period. As a result of the expanded investigation, the Company became aware of instances of inappropriate accounting relating to tooling, accruals and allowances, which had the effect of "smoothing" earnings for certain periods. Specifically, the Company concluded from the investigative findings that there were instances when reserves had been established to cover unanticipated expenses, reserves had been increased or decreased based upon performance, and/or accruals or allowances had been recorded different from estimated or analyzed amounts. The Company also identified from the investigative findings a few instances of incorrect timing in the recognition of tooling income. The investigation categorized journal entries from the relevant periods for analysis by the Company and review by the Company with its current and former independent auditors. The Company analyzed those categories of entries which the investigation determined to be either potentially inaccurate (i.e., warranting further review) or unknown (i.e., insufficient documentation for third party evaluation). Based upon the Company's review of these categories of entries, the Company believes that the net impact on pre-tax income of the entries determined to be inappropriate and the tooling income issue discussed above was a $0.6 million increase in the pre-tax loss for 2002 and a $0.2 million reduction of the pre-tax loss in 2001.

Through the work of the investigation, a number of weaknesses with financial controls and procedures have been identified. Control weaknesses specifically identified by those conducting the investigation include, but are not limited to, instances of disregard for, or lack of understanding of, proper accrual accounting under GAAP, particularly in relation to reserve accounts; inconsistent policies and procedures concerning the recognition of tooling income; inadequate training of personnel within key accounting and operations functions; undue pressure on certain accounting personnel relative to operating results; issues in properly reviewing internal reporting packages and questionnaires; a failure to properly account for fixed assets; a lack of timely and adequate monitoring of intercompany balances, management review of general ledger, account reconciliation and manual journal entries; and insufficient information systems safeguards and security controls.

In October 2004, KPMG advised the Company that the following items constituted material weaknesses: management's focus on internal controls, specifically referencing those control issues identified by the investigation; the extent to which manual journal entries were able to be made without appropriate review or supporting documentation; the extent to which manual corporate level adjustments were required in the consolidation and financial reporting/close process; the need to perform regular, detailed account analyses and reconciliations; the need to improve controls to limit access to accounts payable and vendor files; and the need to enhance controls related to fixed and leased assets to ensure, among other things, timely asset classifications. These material weaknesses, if unaddressed, could result in material errors in the Company's financial statements. In addition, KPMG advised the Company that it had identified reportable conditions relating to intercompany account reconciliation; the need to reduce decentralization relative to international subsidiaries; and the need to devote greater resources to income tax accounting. KPMG has made a number of business recommendations relating to the above-referenced reportable conditions and material weaknesses. The Company had previously been informed by PricewaterhouseCoopers, the predecessor independent accountants, of reportable conditions relating to controls over fixed asset and goodwill accounting records and cash and accounts receivable account reconciliations The Company has implemented several remedial measures to compensate for these weaknesses, including additional oversight, centralized reconciliations and personnel reassignments.

The Company believes that certain of the issues highlighted by the investigation derive from the Company's history of acquisitions and the attendant employment of personnel from different predecessor companies who continued prior accounting practices. In some instances, the Company believes control issues have been exacerbated by the predecessor companies' previously highly decentralized structure which current management has been addressing over time since the acquisition.

The Company has devoted substantial resources to the improvement and review of its control processes and procedures and such review is ongoing. Those conducting the investigation have made observations concerning corrective actions based on the matters that have come to their attention, which the Company has reviewed. The Company has taken actions or considered actions to address concerns and issues referred to above, and intends to continue taking actions as necessary to further address such concerns and issues, by (1) making personnel and organizational changes; (2) improving communications and internal reporting; (3) simplifying and making consistent various accounting policies and procedures and enhancing related documentation; (4) significantly expanding its training programs for both accounting and non-accounting employees related to accounting matters; (5) increasing management's focus on internal controls and improving the extent and timing of management oversight in a number of areas; and (6) implementing processes and procedures to reduce manual interventions and adjustments and more appropriately limit access to certain files and systems. The Company's Audit Committee and its Board of Directors have reviewed the actions undertaken to date in response to the findings arising from the accounting investigation and authorized other actions to improve control processes and procedures. Specific remedial actions have been undertaken since the beginning of 2004 and include the following:

•	the termination or resignation of seven employees;

•	the upgrading of various personnel, including hiring a new Sintered division controller, a new corporate controller and a new fixed asset manager;

•	substantial additional training of accounting personnel and non-accounting personnel in accounting matters;

•	revised incentive compensation system to eliminate plant specific performance criteria in favor of division-wide criteria;

•	instituted a number of fixed asset inventory and construction-in-progress analysis improvements;

•	improved corporate accounting policies and procedures documentation;

•	enhanced validation of intercompany balances;

•	separated assignments, responsibility and access between the accounts payable group and central procurement group;

•	expanded review processes of information supplied by plant and division level personnel; and

•	improved procedures and review of relative to plant manual journal entries.

The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of internal control weaknesses and business recommendations identified by its auditors and suggestions made by those that conducted the investigation, and, consequently, intends to implement further actions in its continuing efforts to strengthen the control process.

In addition, the Company is undertaking a thorough review of its internal controls, including information technology systems and financial reporting as part of the Company's preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Given the need to fully remedy the internal control weaknesses identified by KPMG, there can be no assurance that the Company will be able to remedy these weaknesses and take other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the required compliance date, the filing date for its fiscal 2005 audit in early 2006.

Disclosure Controls and Procedures

The evaluation and investigation described above included an evaluation by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the

Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation and the investigation, the Chief Executive Officer and Chief Financial Officer concluded that (a) as of December 28, 2003, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that they would meet their objectives, and (b) taking into account the remedial measures implemented by the Company, as of November 1, 2004, notwithstanding the material weaknesses and reportable conditions summarized above, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

Item 9B.    Other Information.

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our current directors and executive officers as of September 1, 2004.

Name	Age	Position
Gary M. Banks	53	Director
Charles E. Becker	56	Director
Marshall A. Cohen	69	Director
Cynthia L. Hess	47	Director
J. Michael Losh	58	Director
Richard A. Manoogian	67	Director
Wendy Beale Needham	52	Director
David A. Stockman	57	Director
Daniel P. Tredwell	45	Director
Samuel Valenti, III	57	Director
Timothy D. Leuliette	54	President and Chief Executive Officer and Chairman of the Board of Directors
Jeffrey M. Stafeil	34	Executive Vice President and Chief Financial Officer
Thomas V. Chambers	60	President, Engine Group
Joseph Nowak	54	President, Chassis Group
Bruce Swift	49	President, Driveline Group
Karen A. Radtke	51	Vice President and Treasurer
Thomas A. Amato	41	Vice President, Corporate Development

Gary M. Banks.    Mr. Banks was elected as one of our directors in November 2000 and is a Senior Managing Director of Heartland. He served as a Director of Documentum, Inc., an enterprise content management company, from March 1998 to December 2003, and as Vice President and Chief Information Officer of Sithe Energies, an electricity generation trading company, from October 1999 to May 2000. From August 1998 to July 1999, he was Vice President and Chief Information Officer for Xerox Corporation, a manufacturing company. From June 1992 to July 1998, Mr. Banks served as a Director MIS for the agricultural division of Monsanto Inc., a life sciences company. Before joining Monsanto he spent 15 years with Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Banks is a director of TriMas Corporation.

Charles E. Becker.    Mr. Becker was elected as one of our directors in May 2002 and was the Chief Executive Officer and co-owner of Becker Group, Inc., a global automotive interiors components supplier, for over 25 years. Mr. Becker is also the owner and Chairman of Becker Ventures, LLC, which was established in 1998 to invest in a variety of business ventures, including manufacturing, real estate and services industries. Mr. Becker is a director of TriMas Corporation.

Marshall A. Cohen.    Mr. Cohen was elected as one of our directors in November 2000. He is also a director of American International Group, Inc., Barrick Gold Corporation, The Toronto-Dominion Financial Group, The Goldfarb Corporation, Lafarge Corporation, Premor Inc., and Collins & Aikman. From November 1988 to September 1996, he was President and Chief Executive Officer and a director of The Molson Companies Limited. Mr. Cohen serves on the Advisory Boards of The Blackstone Group and Heartland.

Cynthia L. Hess.    Ms. Hess was elected as one of our directors in November 2000. She is the owner and Chief Executive Officer of Hess Group LLC. Prior to forming Hess Group in 2002, she was a Senior Managing Director of Heartland. She was formerly Vice President of Corporate Quality for DaimlerChrysler Corporation, where she led the corporate strategy for quality improvement and facilitated quality plan execution. In her 22 years with DaimlerChrysler, Ms. Hess held various engineering, manufacturing and procurement supply positions. Ms. Hess is a director of Collins & Aikman.

J. Michael Losh.    Mr. Losh was elected as one of our directors in November 2000 and served as our Chairman of the Board from February 2001 to April 2002. He has served as the interim Chief Financial Officer of Cardinal Health Inc. since July 2004 and is a member of its Board of Directors. He was the Executive Vice President and Chief Financial Officer of General Motors Corporation from 1994 to 2000, and prior to that, Vice President and Group Executive of North American Vehicle Sales, Service and Marketing from 1992 to 1994. Mr. Losh is also a director of AMB Property Corporation, AON Corporation, H.B. Fuller Company, Masco Corporation, and TRW Automotive.

Richard A. Manoogian.    Mr. Manoogian has served as our Chairman of the Board and director since our formation in 1984 and served as Chief Executive Officer until January 1998. Mr. Manoogian stepped down as Chairman in connection with the recapitalization. He joined Masco in 1958, was elected Vice President and a director in 1964, President in 1968 and Chairman and Chief Executive Officer in 1985. He served as Chairman of the Board of TriMas from 1989 until we acquired it in January 1998. He is also: a director of Bank One Corporation, Ford Motor Company, Detroit Renaissance and The American Business Conference; Chairman Emeritus of the Detroit Institute of Arts Board of Directors; and a trustee of the Archives of American Art (Smithsonian Institution), The Fine Arts Committee of the State Department, the Council of the National Gallery of Art, the Armenian General Benevolent Union, the Detroit Investment Fund, The Henry Ford Museum, Greenfield Village, and the Detroit Economic Club.

Wendy Beale Needham.    Ms. Needham was the Managing Director of Global Automotive Research at Credit Suisse First Boston from 2000 until her retirement in 2003. She provided in-depth analysis of U.S.-based auto and auto parts manufacturers and coordinated the global automotive research effort. Prior to CSFB, Mrs. Needham was Principal, Automotive Research, at Donaldson, Lufkin and Jenrette from 1996 to 2000. Mrs. Needham is also a director of Genuine Parts Co.

David A. Stockman.    Mr. Stockman was elected as one of our directors in November 2000. He is a Senior Managing Director and the founder of Heartland, a buyout firm established in 1999, focused on industrial buyouts and buildups. Prior to founding Heartland, he was a senior managing director of The Blackstone Group L.P. and had been with Blackstone since 1988. Mr. Stockman currently serves as the President and Chief Executive Officer and Chairman of the Board of Collins & Aikman. He is also a director of TriMas Corporation and Springs Industries, Inc.

Daniel P. Tredwell.    Mr. Tredwell was elected as one of our directors in November 2000. Mr. Tredwell is a Senior Managing Director and one of the co-founders of Heartland. He has two decades of leveraged financing and private equity experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc. until 2002, and had been with Chase Securities and its predecessors since 1985. Mr. Tredwell is a director of Collins & Aikman, TriMas Corporation, and Springs Industries, Inc.

Samuel Valenti, III.    Mr. Valenti was elected as one of our directors in November 2000 and is a Senior Managing Director of Heartland and Chairman of Valenti Capital LLC. He has been a director and President of Masco Capital Corporation since 1988. Mr. Valenti was formerly Vice President — Investments of Masco from May 1977 to October 1998. Mr. Valenti is a director of Collins & Aikman and Chairman of the Board of TriMas Corporation.

Timothy D. Leuliette.    Mr. Leuliette was elected as one of our directors in November 2000 and currently serves as our Chairman of the Board and President and Chief Executive Officer. Mr. Leuliette was elected chairman of the Board effective April 1, 2002 and became our President and Chief Executive Officer on January 1, 2001. He is a Senior Managing Director and one of the co-founders of Heartland. In 1996, Mr. Leuliette joined Penske Corporation as their President and Chief Operating Officer to address operational and strategic issues. From 1991 to 1996, he served as President and Chief Executive officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including Collins & Aikman and TriMas Corporation, and served as a director of The Federal Reserve Bank of Chicago, Detroit Branch.

Jeffrey M. Stafeil.    Mr. Stafeil has served as our Executive Vice President and Chief Financial Officer since July 2003 and previously served as our Vice President and Corporate Controller from February 2001 to July 2003. Prior to joining us, he worked for Heartland Industrial Partners, L.P. from June 2000 to February 2001, where in addition to his role in the acquisitions of MascoTech, Simpson and

GMTI, he led the effort to standardize the financial reporting across Metaldyne. From July 1998 until joining Heartland, he was a consultant with Booz, Allen & Hamilton.

Thomas V. Chambers.    Mr. Chambers has served as the President of our Engine Group since August 2004. Prior to joining us, he served as the President of Piston Automotive from January 2000 to December 2003. Prior to that, Mr. Chambers served as the Managing Director of Operations, Americas at GKN Driveline from November 1998 to December 2000. In addition, Mr. Chambers also served in a variety of positions at ITT Automotive and General Motors and has over 40 years of experience in all phases of product development and manufacturing.

Joseph Nowak.    Mr. Nowak has served as the President of our Chassis Group since November 2001. After joining MascoTech in 1991, he served as MascoTech's Vice President of Operations, President of Industrial Components, and President and General Manager Tubular Products. Mr. Nowak has over 25 years of manufacturing experience in automotive and industrial markets, and has held positions with Kelsey-Hayes/Varity and Ford Motor Company.

Bruce Swift.    Mr. Swift has served as the President of our Driveline Group since June 2003. Prior to joining us, he served as the Chief Executive Officer of Covisint, LLC from May 2002 to June 2003 and its Chairman of the Board until April 2004. From December 1992 to April 2002, he served in various capacities at Ford Motor Company, including Vice President for Ford Brands in Europe. Prior to joining Ford, he was employed with Honda of America, Inc. from June 1988 to December 1992. Mr. Swift is presently a director of Guilford Mills, Inc. and previously served as a director of Linamar Corporation.

Karen A. Radtke.    Ms. Radtke has served as our Vice President and Treasurer since August 2001. She previously served as Treasurer and Corporate Secretary for ASC Exterior Technologies from 1997 to 2001. Prior to that, she was Treasurer of Gelman Sciences, Inc. and Hayes Lemmerz International Inc.

Thomas A. Amato.    Mr. Amato has served as our Vice President, Corporate Development since September 2001. After joining Masco Corporation in May 1994 and being assigned to MascoTech as its Manager of Business Development, he transferred to MascoTech in 1996 and became its Director of Corporate Development. In May 2001, Mr. Amato became the Vice President, Corporate Development of TriMas Corporation, which at the time was our wholly owned subsidiary. He is responsible for all of our merger, acquisition, alliance, divestiture, and joint venture activities. Mr. Amato served on the board of directors of NC-M Chassis Systems, LLC, a joint venture between DaimlerChrysler and Metaldyne, and also served on the board of Innovative Coatings Technologies, LLC.

Audit Committee

The Board of Directors has a separately designated standing Audit Committee consisting of Messrs. Losh, Valenti and Tredwell. Mr. Losh has been determined by the Board to be an "audit committee financial expert" as that term is defined by the Securities and Exchange Commission. None of our Audit Committee members are "independent" as that term is defined by the New York Stock Exchange Corporate Governance Listing Standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely on our review of copies of such forms received by us, or written representations from certain reporting persons, we believe that, for 2003, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that Mr. Swift failed to timely file his initial ownership report and Messrs. Thanopoulos and Nowak each failed to timely report the incremental vesting, and election to take cash in lieu of, restricted stock.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of the code of ethics is attached as an exhibit to this Annual Report on Form 10-K. Amendments to the code of ethics or any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules, if any, will be disclosed on our website at www.metaldyne.com.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation paid to, or accrued for, our Chief Executive Officer, each of our four other most highly compensated executive officers during fiscal 2003 who were serving as executive officers at the end of fiscal 2003, and a former executive officer who would have been one of our four other most highly compensated executive officers at the end of fiscal 2003 had he remained an executive officer at the end of fiscal 2003 (our "named executive officers"), for each of our last three completed fiscal years.

	Annual Compensation(1)			Long Term Compensation Awards
Name and Principal Position	Year	$ Salary	$ Bonus (2)	# Securities Underlying Options	$ Restricted Stock Awards (3)		$ All Other Compensation (4)
Timothy D. Leuliette	2003	1,500,000	1,250,000	—	—		214,040
President and Chief	2002	1,000,000	1,650,000	—	—		145,208
Executive Officer	2001	1,000,000	1,000,000	1,033,455	—		-0-

Jeffrey M. Stafeil (5)	2003	246,655	123,750	107,153	—		15,029
Executive Vice President	2002	—	—	—	—		—
and Chief Financial Officer	2001	—	—	—	—		—

Bruce Swift (6)	2003	242,308	320,000	153,075	—		10,990
President, Driveline Group	2002	—	—	—	—		—
	2001	—	—	—	—		—

Joseph Nowak (7)	2003	274,229	163,747	—		(3)	46,011
President, Chassis Group	2002	261,170	194,234	—		(3)	2,141
	2001	225,511	130,487	91,844		(3)	1,388

George Thanopoulos (8)	2003	329,101	197,108	—		(3)	73,749
Former President, Engine Group	2002	311,987	225,394	61,231		(3)	10,920
	2001	257,127	156,498	91,844		(3)	6,375

William M. Lowe, Jr. (9)	2003	214,230	204,055	—	—		344,480	(10)
Former Executive Vice	2002	330,750	246,362	—	—		28,126
President and Chief Financial Officer	2001	163,558	89,303	153,075	—		-0-

(1)	Officers may receive certain perquisites and personal benefits, the dollar amounts of which are below current SEC thresholds for reporting requirements

(2)	Each named executive officer is eligible for a performance bonus under our Annual Value Creation Plan ("AVCP"). Bonuses under the AVCP are paid in the year subsequent to which they are earned. This table reports bonuses in the year earned.

(3)	As of December 28, 2003, Messrs. Thanopoulos and Nowak held 7,727.50 and 5,960 shares of restricted common stock, respectively. These shares vested on January 14, 2004 and Messrs. Thanopoulos and Nowak had the option to receive cash, unrestricted common stock, or a combination of cash and unrestricted common stock, in exchange for their restricted stock. Messrs Thanopoulos and Nowak each elected to receive cash in the amount of $20.28 per share of restricted stock.

(4)	This column includes Metaldyne contributions and allocations under our qualified and nonqualified defined contribution retirement plans for the accounts of each of the named executive officers. Many of these contributions are subject to vesting requirements.

(5)	Mr. Stafeil has been our Executive Vice President and Chief Financial Officer since July 16, 2003.

(6)	Mr. Swift has been our President, Driveline Group since June 16, 2003.

(7)	Mr. Nowak has been our President, Chassis Group since October 1, 2001.

(8)	Mr. Thanopoulos served as our President, Engine Group from October 1, 2001 through August 17, 2004.

(9)	Mr. Lowe served as our Executive Vice President and Chief Financial Officer from June 18, 2001 through July 15, 2003.

(10)	Includes $340,657 that Mr. Lowe received in fiscal 2003 pursuant to the terms of his separation agreement. See "Employment and Separation Agreements" below.

Option Grants in Last Fiscal Year

The following table shows options granted to the named executive officers during fiscal 2003.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date	Grant Date Present Value*
Timothy D. Leuliette	—	—	—	—	—
Jeffrey M. Stafeil	107,153	35%	$16.90	11/16/13	N/A
Bruce Swift	153,075	50%	$16.90	11/16/13	N/A
Joseph Nowak	—	—	—	—	—
George Thanopoulos	—	—	—	—	—
William M. Lowe, Jr.	—	—	—	—	—

*	The present value of the options as of their grant date is not presented as it is not meaningful in the context of our common stock being privately held.

Option Exercises and Year-End Option Values

The named executive officers did not exercise any stock options in fiscal 2003.

Pension Plans

Messrs. Thanopoulos and Nowak have accrued benefits under our defined benefit plans and have 18 and 11 years of credited service, respectively. As of December 31, 2002, benefit accruals under our plans were frozen and no further accruals can be earned by plan participants. For purposes of determining benefits payable, remuneration in general is equal to the average of the highest five consecutive January 1 annual base salary rates paid by us prior to retirement. Vesting occurs after five full years of employment. The approximate annual benefits payable upon retirement if Messrs. Thanopoulos and Nowak were to retire at age 65 are $37,778 and $22,869, respectively. Messrs. Leuliette, Stafeil, Swift and Lowe have not participated in any of our defined benefit plans.

Annual Value Creation Plan

Employees under the Annual Value Creation Plan ("AVCP") are selected for eligibility based upon their ability to significantly impact the Company's annual operating success. The AVCP provides an annual cash award opportunity, expressed as a percentage of base salary, and based upon the attainment of specified performance objectives. Estimated payouts for the AVCP are accrued quarterly and awards are paid within 90 days after the end of the fiscal year. Amounts paid pursuant to the AVCP in 2002 and 2003 to the named executive officers are included in the Summary Compensation Table above.

Compensation of Directors

Outside directors who are not affiliated with Heartland receive cash compensation of $50,000 per year for their service as members of the Board of Directors, and they are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors and committee meetings. In addition, outside directors not affiliated with Heartland are eligible to receive awards under our 2001 Long Term Equity Incentive Plan.

Employment and Separation Agreements

Messrs. Leuliette, Stafeil, Swift, and Nowak are each parties to employment contracts with us. Mr. Leuliette's contract states that he serves as our Chief Executive Officer, Mr. Stafeil's contract states that he serves as our Executive Vice President and Chief Financial Officer, Mr. Swift's contract states that he serves as our Driveline Group President, and Mr. Nowak's contract states that he serves as our Chassis Group President. Each contract states that the employee shall devote his full business time and efforts to the performance of his duties and responsibilities. Each agreement provides for a specified annual fixed salary and a bonus based on our financial performance. Messrs. Stafeil's and Swift's agreements terminate on December 31, 2005, Messrs. Leuliette's and Nowak's agreements terminate on December 31, 2006, and each agreement is automatically renewable for successive one-year terms unless the Company or the executive provides 30 days advance written notice of non-renewal.

Each agreement provides the executive with certain benefits, including participation in the Metaldyne 2001 Long Term Equity Incentive Plan. Under each agreement, we may, without cause, and the executive may, for good reason, terminate the agreement. In such an event, Mr. Leuliette would be entitled to salary and bonus continuation payments for a period of 36 months, certain benefit continuation for a period of 18 months and a prorated bonus for the year of termination. In the event of non-renewal, the executive would not receive the foregoing severance payments unless he subsequently terminates his employment for good reason or is terminated without cause. Non-renewal of the agreement by us is not a termination without cause or a termination for cause. Under the contracts of Messrs. Stafeil, Swift and Nowak, the salary, bonus and benefit continuation in such events is 24 months, with a prorated bonus for the year of termination. Each agreement provides that we may terminate the executive for cause, and that the executive may voluntarily resign at any time without any severance obligations. "Cause" is defined in each of the agreements to include conviction of a felony, the willful and continued failure to follow instructions or neglect of duties. In the event of an involuntary termination or termination by the executive with good reason within three years following a change of control, a lump sum severance payment equal to three times base salary and target bonus with benefit continuation is provided. Such a payment may be further increased to cover taxes in the event it constitutes an excess parachute payment to the executive. Each of the employment contracts includes noncompetition, nonsolicitation and confidentiality covenants. The noncompetition period runs 2 years from termination of employment for any reason for Messrs. Leuliette, Swift and Nowak and six months for Mr. Stafeil.

Messrs. Thanopoulos and Lowe were parties to employment contracts with us. These contracts entitled them to receive, upon termination, salary, bonus and benefit continuation as well as a pro-rated bonus for the year of termination. In July 2003, we entered into a separation agreement with Mr. Lowe pursuant to which he received salary and bonus continuation for 24 months, a pro-rated bonus for fiscal year 2003, group benefit plan continuation for up to 24 months, outplacement services, continued participation in our executive car program for 6 months, and a lump sum payment in lieu of certain unvested non-qualified retirement benefits. In August 2004, we entered into a separation agreement with Mr. Thanopolous pursuant to which he received salary and bonus continuation for 24 months, a pro-rated bonus for fiscal year 2004, group benefit plan continuation for up to 24 months, outplacement services, continued participation in our executive car program for 6 months, and continued participation in our executive flex allowance plan for the remainder of the 2004 benefit year. Each of the separation agreements include a release of claims and an acknowledgement of the noncompetition, nonsolicitation and confidentiality covenants contained in Messrs Thanopoulos' and Lowe's original employment contracts.

Compensation Committee Interlocks and Insider Participation

During 2003, the Compensation Committee was composed of Marshall A. Cohen, J. Michael Losh, Richard A. Manoogian and David A. Stockman. None of Messrs. Cohen, Losh, Manoogian or Stockman is an employee of ours or is at present separately compensated for serving as one of our officers. Mr. Manoogian was formerly our President and Chief Executive Officer. Mr. Manoogian is the Chairman and Chief Executive Officer of Masco Corporation, which, along with us, is party to the Shareholders Agreement described under "Certain Relationships and Related Party Transactions." Mr. Stockman is the

Senior Managing Partner of Heartland, which has entered into a Monitoring Agreement and has various other relationships with us. See "Certain Relationships and Related Party Transactions."

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to the beneficial ownership of our common stock as of November 1, 2004 by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, we believe each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. There are significant provisions relating to voting and transfers of our common stock in the Shareholders Agreement described under "Certain Relationships and Related Transactions." As of November 1, 2004, we had 42,844,760 shares of common stock outstanding. The number of outstanding shares of common stock includes 48,797 shares of common stock that certain of our employees, including certain of the named executive officers, were entitled to receive upon vesting of restricted stock units obtained pursuant to an option exchange program that was completed in July 2004. Certain of these shares have not yet been received by such employees as a result of voluntary elections to defer receipt.

Beneficial Owner	Shares of Common Stock	Percent of Class
Heartland Industrial Associates, L.L.C., 55 Railroad Avenue, Greenwich, Connecticut 06830(l) (2)	19,121,564	44.6%
Credit Suisse First Boston Equity Partners, L.P., 11 Madison Avenue, New York, New York 10010(3)	10,532,545	24.6%
Masco Corporation, 21001 Van Born Road, Taylor, Michigan 48180	2,492,248	5.8%
Gary M. Banks (2)	—	—
Charles E. Becker (4)	—	—
Marshall Cohen	—	—
Cynthia L. Hess (2)	—	—
Timothy D. Leuliette (2) (5)	25,836	*
J. Michael Losh	—	—
William M. Lowe, Jr. (5)	—	—
Richard A. Manoogian (6)	1,498,975	3.5%
Wendy Needham	—	—
Joseph Nowak (5)	7,403	*
Jeffrey M. Stafeil (2)(5)(7)	—	—
David A. Stockman (2)	—	—
Bruce Swift (5)	3,827	*
George Thanopoulos (5)	8,464.5	*
Daniel P. Tredwell (2)	—	—
Samuel Valenti III (2)	—	—
All executive officers and directors as a group (17 persons) (8)	1,540,266.75	3.6%

* Less than 1%.

(1)	The 19,121,564 shares of common stock are beneficially owned indirectly by Heartland Industrial Associates, L.L.C. ("Heartland LLC") as the general partner of each of the limited partnerships which hold shares of common stock directly. These partnerships hold shares of common stock as follows: 18,341,455 shares are held by Heartland Industrial Partners, L.P. ("Heartland"); 231,675 shares are held by Heartland Industrial Partners (FF), L.P.; 323,050 shares are held by Heartland Industrial Partners (E1), L.P; 150,256 shares are held by Heartland Industrial Partners (K1), L.P.; and 75,128 shares are held by Heartland Industrial Partners (C1), L.P. In addition, by reason of the Shareholders Agreement summarized under "Certain Relationships and Related Transactions," Heartland LLC may be deemed to share beneficial ownership of shares of common stock held by other stockholders party to the Shareholders Agreement. Such beneficial ownership is disclaimed.

(2)	As described in footnote 1 above, 19,121,564 shares are beneficially owned by Heartland LLC. Mr. Stockman is the Managing Member of Heartland LLC, but disclaims beneficial ownership of such shares. Messrs. Banks, Leuliette, Tredwell and Valenti and Ms. Hess are also members of Heartland LLC and also disclaim beneficial ownership of these shares. The business address for each such person is 55 Railroad Avenue, Greenwich, CT 06830.

(3)	Of the 10,532,545 shares of common stock beneficially owned by CSFB, 7,402,831 shares are held directly by CSFB; 2,069,282 shares are held by Credit Suisse First Boston Equity Partners (Bermuda), L.P; 6,610 shares are held by Credit Suisse First Boston U.S. Executive Advisors, L.P.; 533,168 shares are held by EMA Partners Fund 2000, L.P.; 343,139 shares are held by EMA Private Equity Fund 2000, L.P.; and 177,515 shares are held by certain CSFB employee funds. In addition, by reason of the Shareholders Agreement summarized under "Certain Relationships and Related Transactions," CSFB may be deemed to share beneficial ownership of shares of common stock held by other stockholders party to the Shareholders Agreement. Such beneficial ownership is disclaimed. Affiliated funds of CSFB are limited partners of Heartland and disclaim beneficial ownership of all shares held by Heartland.

(4)	Mr. Becker is a limited partner of Heartland and disclaims beneficial ownership of all shares held by Heartland.

(5)	Does not include option grants under our stock option plan. Such options are subject to vesting provisions and are not presently exercisable. Vested options will be exercisable following an initial public offering of our common stock and under certain circumstances, such as a change of control, vesting of options and exercisability may accelerate.

(6)	Includes 661,260 shares owned by The Richard and Jane Manoogian Foundation, for which Mr. Manoogian serves as a director. He shares voting and investment power with respect to the securities owned by the foundation, but Mr. Manoogian disclaims beneficial ownership of such securities. Mr. Manoogian is also Chairman of the Board of Masco as well as its Chief Executive Officer. None of the shares beneficially owned by Mr. Manoogian are attributed to or reported as beneficially owned by Masco.

(7)	Mr. Stafeil is a member of Heartland Additional Commitment Fund, LLC, which is a limited partner of Heartland Industrial Partners, L.P. He disclaims beneficial ownership of all shares held by Heartland

(8)	This total includes shares of common stock, and excludes options, as described in footnotes (1) - (7).

Equity Compensation Plan Information

The following table summarizes information, as of December 28, 2003, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column A	Weighted-average exercise price of outstanding options, warrants and rights Column B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) Column C
Equity compensation plans approved by security holders (1)	2,661,150	$16.90	2,298,850

(1)	Represents shares of common stock issuable upon exercise of options granted under the 2001 Long Term Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions.

Metaldyne Shareholders Agreement

In connection with the November 2000 acquisition, Heartland, CSFB Private Equity, Masco Corporation, Richard Manoogian, their various affiliates and certain other stockholders of Metaldyne Corporation are parties to a Shareholders Agreement regarding their ownership of our common stock. References to a shareholder below refer only to those that are party to the Shareholders Agreement. References to Heartland and CSFB Private Equity refer to all of their respective affiliated entities collectively, unless otherwise noted. Owners of an aggregate of approximately 94% of our outstanding common stock are party to the Shareholders Agreement.

Election of Directors.    The Shareholders Agreement provides that the parties will vote their shares of common stock in order to cause:

(1) An amendment to our Bylaws to provide that the authorized number of directors on our board of directors shall be as recommended by Heartland in its sole discretion.

(2) The election to the board of directors of:

•	Such number of directors as shall constitute a majority of the board of directors as designated by Heartland Industrial Partners, L.P.;

•	One director designated by Masco; and

•	One director designated by CSFB Private Equity after consultation with Heartland.

Masco's ability to designate one director to the board of directors will terminate when it ceases to own a majority of the shares of common stock held by it as of the closing of the recapitalization, subject to certain exceptions. CSFB Private Equity's ability to designate one director to the board of directors will terminate when it ceases to own a majority of the shares of common stock held by it as of the closing of the November 2000 acquisition.

Transfers of Common Stock.    Prior to the date we have consummated a public offering of our common stock of at least $100 million (a "Qualifying Public Equity Offering"), the Shareholders Agreement restricts transfers of common stock except for transfers: (1) to a permitted transferee of a stockholder, (2) pursuant to the "right of first offer" provision discussed below, (3) pursuant to the "tag-along" provision discussed below, (4) pursuant to the "drag-along" provision discussed below and (5) pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act.

Right of First Offer.    The Shareholders Agreement provides that prior to a Qualifying Public Equity Offering, no stockholder party to the agreement may transfer any of its shares other than to a permitted transferee of such stockholder or pursuant to the "tag-along" and "drag-along" provisions unless such stockholder shall offer such shares to us. We shall have the option for 15 business days to purchase such shares. If we decline to purchase the shares, then Heartland shall have the right to purchase such shares for an additional 10 business day period. Any shares not purchased by us or Heartland can be sold by such stockholder party to the agreement at a price not less than 90% of the price offered to us or Heartland.

Tag-Along Rights.    The Shareholders Agreement grants to the stockholders party to the agreement, subject to certain exceptions, in connection with a proposed transfer of common stock by Heartland or its affiliates, the right to require the proposed transferee to purchase a proportionate percentage of the shares owned by the other stockholders at the same price and upon the same economic terms as are being offered to Heartland. These rights terminate upon a Qualifying Public Equity Offering.

Drag-Along Rights.    The Shareholders Agreement provides that when Heartland and its affiliates enter into a transaction resulting in a substantial change of control of Metaldyne, Heartland has the right to require the other stockholders to sell a proportionate percentage of shares of common stock in such transaction as Heartland is selling and to otherwise vote in favor of the transactions effecting such substantial change of control. These rights terminate upon a Qualifying Public Equity Offering.

Information.    Pursuant to the Shareholders Agreement, each stockholder party to the agreement is entitled to receive our quarterly and annual financial statements. In addition, such stockholders who maintain 25% of their original equity investment in us will be entitled to receive, prior to a Qualifying Public Equity Offering, certain monthly financial information and certain other information as they may reasonably request and will have the opportunity to meet with our senior management on an annual basis and quarterly with our senior management.

Observer Rights.    Our shareholders, who are also investors ("HIP Co-Investors") in one of Heartland's funds and have invested at least $40 million in our common stock or own at least 10% of our outstanding common stock, have the right to attend all meetings of the board of directors, including committees thereof, solely in a non-voting observer capacity. These rights terminate upon a Qualifying Public Equity Offering.

Preemptive Rights.    Subject to certain exceptions, the Shareholders Agreement provides that if we issue, sell or grant rights to acquire for cash any shares of common stock or options, warrants or similar instrument or any other security convertible or exchangeable therefore ("Equity Interests"), or any equity security linked to or offered or sold in connection with any of our Equity Interests, then we will be obligated to offer certain stockholders or Heartland the right to purchase at the sale price and on the same terms and conditions of the sale such amount of shares of common stock or such other Equity Security as would be necessary for such stockholders or Heartland to maintain its then current beneficial ownership interest in us. These rights terminate upon a Qualifying Public Equity Offering by us.

Affiliate Transactions.    Subject to certain exceptions, the Shareholders Agreement provides that Heartland and its affiliates will not enter into transactions with us or our subsidiaries involving consideration in excess of $1 million without the approval of Masco Corporation and the HIP Co-Investors.

Registration Rights.    The Shareholders Agreement provides the stockholders party to the agreement with unlimited "piggy-back" rights each time we file a registration statement except for registrations relating to (1) shares underlying management options and (2) an initial public offering consisting of primary shares. In addition, on the earlier of (1) five years after the closing of the recapitalization or (2) an initial public offering of Metaldyne, Heartland, CSFB Private Equity, Masco Corporation and Richard Manoogian have the ability to demand the registration of their shares, subject to various hold back and other agreements. The Shareholders Agreement grants two demand registrations to Masco Corporation, one demand registration to Richard Manoogian, three demand registrations to CSFB Private Equity and an unlimited number of demands to Heartland.

Approval and Consultation Rights.    The Shareholders Agreement provides that prior to a Qualifying Public Equity Offering we will consult with CSFB Private Equity in respect to any issues that in our good faith judgment are material to our business and operations. In addition, prior to a Qualifying Public Equity Offering, CSFB Private Equity will have the right to approve:

•	Certain acquisitions by us;

•	The selection of a chief executive officer;

•	Certain debt restructurings; and

•	Any liquidation or dissolution of us.

Monitoring Agreement

We and Heartland are parties to a Monitoring Agreement pursuant to which Heartland is engaged to provide consulting services to us with respect to financial and operational matters. Heartland received a fee of $4 million for such services in 2003. Pursuant to the terms of the Monitoring Agreement, Heartland is entitled to receive a fee for such services equal to the greater of (1) $4 million or (2) 0.25% of our total assets. In addition to providing ongoing consulting services, Heartland has also agreed to assist in acquisitions, divestitures and financings, for which Heartland will receive a fee equal to 1% of the value of such transaction. The Monitoring Agreement also provides that Heartland will be reimbursed for its reasonable out-of-pocket expenses.

TriMas Stock Purchase Agreement

The following is a summary of certain terms of the stock purchase agreement among Heartland, TriMas and us relating to the TriMas divestiture which we closed on June 6, 2002.

Consideration.     We consummated a stock purchase agreement with Heartland under which Heartland and other investors invested approximately $265 million to acquire approximately 66% of the fully diluted common stock of our subsidiary, TriMas. As a result of the investment and other transactions described below, we received $840 million in the form of cash, retirement of debt TriMas owed to us or which was owed by TriMas under our credit agreement and the repurchase of TriMas-originated receivables balances under our receivables facility. We retained shares of TriMas common stock valued at $120 million. In addition, we received warrants to purchase additional shares of TriMas' common stock valued at $15 million. The common stock and warrants were valued based upon the cash equity investment being made by Heartland and the other investors. In addition, on April 2, 2003, TriMas repurchased 1 million shares of its common stock from us at $20 per share, the same price as it was valued on June 6, 2002. Heartland owns approximately 61% and we own approximately 28% (after giving effect to the Metaldyne warrant).

Employee Matters.    Pursuant to the stock purchase agreement, each outstanding option to purchase our common stock which has not vested and which is held by transferred employees was canceled on the closing date. Each option held by certain present and former employees which has vested on or prior to the closing date was replaced by options to purchase common stock of TriMas, with appropriate adjustments. In addition, TriMas agreed to reimburse us for (i) cash actually paid in redemption of certain restricted shares held by certain employees under restricted stock awards and (ii) 42.01% of the amount of cash actually paid to certain other employees by us in redemption of restricted stock awards held by such employees. TriMas also had certain other obligations to reimburse us for the allocated portion of its current and former employee related benefit responsibilities.

Representation and Warranties.    Pursuant to the stock purchase agreement, we and Heartland made a number of representations and warrants as to, among other things, due incorporation and good standing and corporate authority to enter into the contemplated transactions, absence of conflicts, required consents, filings with governmental entities, capitalization, ownership of subsidiaries, financial statements, absence of certain changes, absence of undisclosed material liabilities, compliance with laws and court orders, absence of pending litigation, finder's fees, timely filing of material tax returns, employee benefit plans and the receipt of commitment letters and other financing matters. The representations and warranties in the stock purchase agreement did not survive the closing date.

Principal Covenants.    The stock purchase agreement contains customary covenants for an agreement of this type, including, without limitation, the conduct of the TriMas business prior to the closing; access to information; employee benefit plans; repayments of debt; public announcements; confidentiality; and tax matters.

Intercompany Agreements and Guarantees.    Subject to limited exceptions for ordinary course agreements, all agreements between us or our subsidiaries, on the one hand, and TriMas and any of its subsidiaries, on the other hand, remaining in place as of the closing date were canceled or terminated on the closing date. Prior to and after the closing date, we and TriMas have mutually agreed to provide for or arrange for the provision of the same benefits each currently receives under certain contracts that they have with third parties. The defined benefit plans maintained by us in which the TriMas employees participate (other than the MascoTech, Inc. Union Employees Pension Plan) was curtailed and frozen at closing with respect to the TriMas employees and we retained all assets and liabilities of the plans and the assets and liabilities of all 401(k) plans and other defined contribution and other non-ERISA retirement plans relating to TriMas employees and the TriMas units were assumed by TriMas as of closing (with a transitional period to effect the assumption).

Tax Matters.    Subject to limited exceptions, the provisions of the agreement relating to taxes provide that all consolidated tax benefits and detriments (including refunds and unpaid amounts) that may derive from periods prior to the closing will remain with us and all unconsolidated state tax benefits and detriments (including refunds and unpaid amounts) of a TriMas subsidiary will remain with that TriMas subsidiary.

Indemnification.    Subject to certain limited exceptions, we, on the one hand, and TriMas, on the other hand, retained the liabilities associated with their respective businesses. Accordingly, TriMas will indemnify us and hold us harmless from all liabilities associated with TriMas and its subsidiaries and their respective operations and assets, whenever conducted, and we will indemnify and hold harmless Heartland and TriMas from all liabilities associated with us and our subsidiaries (excluding TriMas and the other acquired TriMas entities) and their respective operations and assets, whenever conducted. In addition, we and TriMas have each agreed to indemnify one another for their allocated share of (57.99% in our case and 42.01% in the case of TriMas) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions will survive indefinitely and will be subject to a $50,000 deductible.

Corporate Services Agreement

We and TriMas were party to a service agreement pursuant to which we provided TriMas use of our management information systems, legal, tax, accounting, human resources and other support services in return for payment of an annual fee of $2.5 million, payable in equal quarterly installments of $625,000 for the term of the agreement. The annual fee amount represents what we believe TriMas would have paid an unaffiliated third party for such services. Effective January 1, 2004, we entered into a new agreement that replaced the prior agreement with TriMas whereby TriMas will reimburse us for certain software licensing fees and other general corporate services for a fee of approximately $0.4 million in 2004.

TriMas Sales Transactions

During 2003, we purchased fastener products from TriMas in the amount of approximately $0.4 million. These products are used primarily in our chassis-related business, and all prices were negotiated at competitive, arms' length terms.

TriMas Shareholders Agreement

Heartland, we and other investors are parties to a shareholders agreement regarding ownership of TriMas common stock. References to Heartland refer to all of its affiliated entities collectively, unless otherwise noted. The agreement contains certain other covenants for the benefit of the shareholders parties thereto.

Election of Directors.    The TriMas Shareholders Agreement provides that the parties will vote their shares of common stock in order to cause (1) the election to the board of directors of such number of directors as shall constitute a majority of the board of directors as designated by Heartland; and (2) the election to the board of directors of up to two directors designated by us.

Transfers of Common Stock.    Prior to the date TriMas consummates a Qualifying Public Equity Offering, the TriMas Shareholders Agreement restricts transfers of common stock other than (1) to the permitted transferee of a stockholder, (2) pursuant to the "right of first offer" provision discussed below, (3) pursuant to the "tag-along" provision discussed below, (4) pursuant to the "drag-along" provision discussed below and (5) pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act.

Right of First Offer.    The TriMas Shareholders Agreement provides that, prior to a qualifying public equity offering, no stockholder party to the Agreement may transfer any of its shares other than to a permitted transferee of such stockholder or pursuant to the "tag-along" and "drag-along" provisions unless such stockholder shall offer such shares to TriMas. If TriMas declines to purchase the shares, then Heartland shall have the right to purchase such shares. Any shares not purchased by TriMas or Heartland can be sold by such stockholder party to the agreement at a price not less than 90% of the price offered to TriMas or Heartland.

Tag-Along Rights.    The TriMas Shareholders Agreement will grant to the stockholders party to the agreement, subject to certain exceptions, in connection with a proposed transfer of common stock by Heartland or its affiliates, the right to require the proposed transferee to purchase a proportionate percentage of the shares owned by the other stockholders at the same price and upon the same economic terms as are being offered to Heartland. These rights terminate upon a Qualifying Public Equity Offering.

Drag-Along Rights.    The TriMas Shareholders Agreement will provide that when Heartland and its affiliates enter into a transaction resulting in a substantial change of control of TriMas, Heartland has the right to require the other stockholders to sell a proportionate percentage of shares of common stock in such transaction as Heartland is selling and to otherwise vote in favor of the transactions effecting such substantial change of control. These rights terminate upon a Qualifying Public Equity Offering.

Registration Rights.    The TriMas Shareholders Agreement provides the stockholders party to the Agreement with unlimited "piggy-back" rights each time TriMas files a registration statement except for registrations relating to (1) shares underlying management options and (2) an initial public offering consisting of primary shares. In addition, following an initial public offering, Heartland and we have the ability to demand the registration of their shares, subject to various hold back, priority and other agreements. The TriMas Shareholders Agreement grants three demand registrations to us and an unlimited number of demands to Heartland.

Information.    Pursuant to the TriMas Shareholders Agreement, we are entitled to receive certain periodic, quarterly and annual financial statements.

Preemptive Rights.    Subject to certain exceptions, the TriMas Shareholders Agreement provides that if TriMas issues, sells or grants rights to acquire for cash any shares of common stock or options, warrants or similar instruments or any other security convertible or exchangeable therefore ("Equity Interests"), or any equity security linked to or offered or sold in connection with any of TriMas' Equity Interests, then TriMas will be obligated to offer us and certain other stockholders the right to purchase at the sale price such amount of shares of common stock or such other Equity Interests as would be necessary for us and such other stockholders to maintain its then current beneficial ownership interest in TriMas. These rights terminate upon an initial public offering and we may not have the necessary capital to pursue these rights.

Affiliate Transactions.    Subject to certain exceptions, the TriMas Shareholders Agreement provides that Heartland and its affiliates will not enter into transactions with TriMas or any of its subsidiaries involving consideration in excess of $1 million without certain approvals.

Livonia Fittings Sale to TriMas

On May 9, 2003, we sold our specialized fittings business to TriMas for approximately $22.6 million in cash and, in connection therewith we subleased our Livonia, Michigan facility to TriMas. The fittings business was a non-core asset that was part of our automotive chassis division and serves both automotive and industrial customers. Since it had never been part of TriMas, it was not subject to the TriMas divestiture in June 2002. Its products include specialty tub nuts, fittings, spacers and locking nut systems. The Livonia, Michigan facility is subject to a lease for which we will remain responsible but the sublease payments from TriMas are intended to be sufficient to satisfy our obligations under the lease. As of March 30, 2003, the net present value of our obligations under the lease for which we remain liable to the extent not paid by TriMas was approximately $1.3 million. The acquisition was structured as an asset purchase pursuant to which TriMas acquired substantially all of the assets and liabilities of the specialized fittings business whether arising prior to or after the date of acquisition other than the accounts payable and accounts receivable attributable to our operation of the business that arose prior to May 5, 2003. Additionally, TriMas assumed the assets and liabilities under our employee benefit plans with the respect to the employees and former employees of our specialized fittings business. Subject to certain exceptions, the acquisition agreement provides that we will indemnify TriMas for any liabilities that it faces as a result of the acquisition that are related to any of our lines of business other than the specialized fittings business and that TriMas will indemnify us for any liabilities that we may have as a result of our historical operations of the specialized fittings business. The fittings business had 2002 net sales and EBITDA of $16.7 million and $3.7 million, respectively. The proceeds from the sale were used to reduce revolving credit borrowings, to reduce receivables balances and for general corporate purposes. We received a fairness opinion in connection with the foregoing disposition to TriMas since it was an affiliate transaction.

Relationships with Heartland

Heartland Industrial Partners, L.P. is a private equity firm established in 1999 for the purpose of acquiring and expanding industrial companies operating in various sectors of the North American economy that are well positioned for global consolidation and growth. The managing general partner of Heartland is Heartland Industrial Associates, L.L.C. One of our officers and certain of our directors are members of the general partner, specifically Messrs. Banks, Leuliette, Tredwell, Stockman and Valenti and Ms. Hess. In addition one of our directors, Mr. Becker is a limited partner in Heartland with interests representing less than 5% of the commitments in Heartland and one of our executive officers, Mr. Stafeil, is a member of a limited liability company that owns a limited partnership interest in Heartland. Heartland has informed us that its limited partners include many financial institutions, private and government employee pension funds and corporations. We may, in the ordinary course of business, have on a normal, customary and arms' length basis, relationships with certain of Heartland's limited partners, including banking, insurance and other relationships. Heartland and its affiliates are able to control the Company's affairs in all cases, except for certain actions specified in a stockholders agreement among Heartland, Credit Suisse First Boston Equity Partners, L.P. (including affiliated funds, "CSFB Private Equity") and certain other investors. Under this stockholders agreement, specified actions require the approval of representatives of CSFB Private Equity, until such time as the Company consummates a public common stock offering with specified terms.

Consulting Relationship with Losh

We are party to a consulting arrangement with Mr. Losh, who is one of our directors. Pursuant to the terms of the arrangement, Mr. Losh devotes an average of one day a week to various Metaldyne assignments that are developed in consultation with Mr. Leuliette. Mr. Losh received a fee of $275,000 for such services in 2003. We and Mr. Losh have agreed to suspend performance of the consulting relationship for as long as Mr. Losh continues to serve as interim Chief Financial Officer of Cardinal Health Inc.

Item 14.    Principal Accounting Fees and Services.

Principal accounting fees and services are comprised of the following for the years ended December 28, 2003 and December 29, 2002 (as restated). 2003 accounting fees and services relate to KPMG LLP's services to the Company. 2002 accounting fees and services relate to PricewaterhouseCooper LLP's services to the Company.

	(In thousands)
	2003	2002
Audit fees (includes expenses) billed (or billable)	$3,010	$950
Financial information systems design and implementation fees	—	—
All other fees	260	5,740
Total accounting fees and services	$3,270	$6,690

All other fees include audit related services, including acquisition and disposition audits and services related to SEC filings; statutory audits; tax services; audits of employee benefit plans; permissible recruitment services for certain subsidiaries and other services.

Included in the 2003 audit fees billed or billable to us includes $2.2 million of fees associated with the investigation and related restatement.

The Audit Committee considered whether the provision of services described above under "All Other Fees" is compatible with maintaining KPMG's independence. The Audit Committee also considered whether the provision of services described above under "All Other Fees" is compatible with maintaining PricewaterhouseCoopers' independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedule.

(A)    Listing of Documents.

(1)	Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 28, 2003 and December 29, 2002, and for the periods ended December 28, 2003, December 29, 2002 and December 31, 2001, consist of the following:

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Cash Flows

Consolidated Statement of Shareholders' Equity

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedule.

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated), consist of the following:

Valuation and Qualifying Accounts

(3)   Exhibits.

Exhibit Number	Description of Exhibit
2.1	Recapitalization Agreement, dated as of August 1, 2000, between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC (including Amendment No. 1 to the Recapitalization Agreement dated October 23, 2000 and Amendment No. 2 to the Recapitalization Agreement dated November 28, 2000) (Incorporated by reference to Exhibit 2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
3.1	Restated Certificate of Incorporation of MascoTech, Inc. (Incorporated by reference to Exhibit 3.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Metaldyne Corporation, as amended (Incorporated by reference to Exhibit 3.2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
3.3	Certificate of Designation of Series A-1 Preferred Stock and Series A-2 Preferred Stock (Incorporated by reference to Exhibit 10.5 to Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002).
4.1	Shareholders Agreement, dated as of November 28, 2000, by and among MascoTech, Inc., Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors party thereto (Incorporated by reference to Exhibit 10.20 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
4.2	Indenture relating to the 11% Senior Subordinated Notes due 2012, dated as of June 20, 2002, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.3	Form of note relating to the 11% Senior Subordinated Notes due 2012 (Incorporated by reference to Exhibit 4.2 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).

Exhibit Number	Description of Exhibit
4.4	Registration Rights Agreement relating to the notes, dated as of June 20, 2002, by and among Metaldyne Corporation and the parties named therein. (Incorporated by reference to Exhibit 4.3 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.5	Indenture relating to the 10% Senior Subordinated Notes due 2013, dated as of December 31, 2003, by and among Metaldyne Corporation, the Guarantors named therein and the Trustee (as defined therein) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
4.6	Form of note relating to the 10% Senior Subordinated Notes due 2013 (included in Exhibit 4.5).
4.7	Registration Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
4.8	Indenture relating to the 10% Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee.
4.9	Form of note relating to the 10% Senior Notes due 2013 (included in Exhibit 4.8).
4.10	Registration Rights Agreement relating to the Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation and the other parties named therein.
10.1	Assumption and Indemnification Agreement, dated as of May 1, 1984, between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.2	Credit Agreement, dated as of November 28, 2000, as amended and restated as of June 20, 2002, by and among Metaldyne Corporation, Metaldyne Company, the foreign subsidiary borrowers party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent and collateral agent (the "Amended and Restated Credit Agreement") ( Incorporated by reference to Exhibit 10 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.2.1	Amendment No. 1 and Agreement to the Amended and Restated Credit Agreement dated July 15, 2003 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Report on Form 10-Q for the period ended June 29, 2003).
10.2.2	Waiver And Agreement to the Amended and Restated Credit Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.2.3	Waiver and Amendment No. 2 to the Amended and Restate Credit Agreement, dated as of May 26, 2004. (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.2.4	Waiver and Amendment No. 3 to the Amended and Restate Credit Agreement, dated as of September 29, 2004. (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed October 1, 2004).
10.3	Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc. the Sellers named therein and MTSPC, Inc., as Purchaser (Incorporated by reference to Exhibit 10.2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
10.4	Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC, Inc., MascoTech, Inc. , The Chase Manhattan Bank, and the other parties named therein (Incorporated by reference to Exhibit 10.3 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).

Exhibit Number	Description of Exhibit
10.4.1	Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.4.2	Amendment 2 to the Receivables Transfer Agreement dated as of March 23, 2001 (Incorporated by reference to Exhibit 10.21 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.3	Amendment 3 to the Receivables Transfer Agreement dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.22 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.4	Amendment 4 to the Receivables Transfer Agreement dated as of October 18, 2001 (Incorporated by reference to Exhibit 10.23 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.5	Waiver And Agreement to the Receivables Transfer Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.4.6	Waiver And Agreement to the Receivables Transfer Agreement, dated as of May 26, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed May 28, 2004).
10.4.7	Waiver And Agreement to the Receivables Transfer Agreement, dated as of September 29, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed October 1, 2004).
10.5	Master Lease Agreement, dated as of December 21, 2000, between General Electric Capital Corporation and Simpson Industries, Inc (Incorporated by reference to Exhibit 10.7 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.6	Metaldyne Corporation 2001 Long Term Incentive and Share Award Plan (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation's Registration Statement of Form S-8 filed April 15, 2002).
10.7	MascoTech, Inc. Supplemental Executive Retirement and Disability Plan (Incorporated by reference to Exhibit 10.n to MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Description of the MascoTech, Inc. program for Estate, Financial Planning and Tax Assistance (Incorporated by reference to Exhibit 10.x to MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).
10.9	Description of the Metaldyne Annual Value Creation Plan
10.10	Description of the Metaldyne Executive Retirement Plan
10.11	Metaldyne Corporation Voluntary Stock Option Exchange Program Offer Summary
10.12	Joint Venture Formation Agreement, dated as of December 8, 2002, by and among NC-M Chassis Systems, LLC, DaimlerChrysler Corporation and Metaldyne Corporation (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002).
10.13	Investor Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
10.14	Asset Purchase Agreement, dated as of May 9, 2003, by and among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 29, 2003).
10.15	Fittings Facility Sublease, dated May 9, 2003, by and between Metaldyne Company LLC and Fittings Products Co., LLC (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Report Quarterly on Form 10-Q for the period ended June 29, 2003).

Exhibit Number	Description of Exhibit
10.16	Employment Agreement between Metaldyne Corporation and Timothy Leuliette (as amended)
10.17	Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended September 28, 2003.)
10.17.1	Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil
10.18	Employment Agreement between Metaldyne Corporation and Bruce Swift (as amended)
10.19	Employment Agreement between Metaldyne Corporation and Joseph Nowak (as amended)
10.20	Employment Agreement between Metaldyne Corporation and George Thanopolous
10.21	Employment Agreement between Metaldyne Corporation and William M. Lowe, Jr. (Incorporated by reference to Exhibit 10.19 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 13, 2004).
10.23	Release Agreement between Metaldyne Corporation and William M. Lowe, Jr. (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Report on Form 10-Q for the period ended September 28, 2003).
10.24	Release Agreement between Metaldyne Corporation and George Thanopolous.
10.25	Change of Control Agreement, dated August 11, 2004, between Metaldyne Corporation and Thomas Chambers.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1	Code of Ethics
21.1	Subsidiaries of Metaldyne Corporation.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of KPMG LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metaldyne Corporation

By:   /s/    Jeffrey M. Stafeil

Jeffrey M. Stafeil Executive Vice President and Chief Financial Officer (Chief Accounting Officer and Authorized Signatory) November 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy D. Leuliette	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 10, 2004

Timothy D. Leuliette

/s/ Jeffrey M. Stafeil	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	November 10, 2004

Jeffrey M. Stafeil

/s/ J. Michael Losh	Director	November 10, 2004

J. Michael Losh

/s/ Gary M. Banks	Director	November 10, 2004

Gary M. Banks

/s/ Charles E. Becker	Director	November 10, 2004

Charles E. Becker

/s/ Marshall A. Cohen	Director	November 10, 2004

Marshall A. Cohen

/s/ Cynthia L. Hess	Director	November 10, 2004

Cynthia L. Hess

/s/ Richard A. Manoogian	Director	November 10, 2004

Richard A. Manoogian

/s/ Wendy B. Needham	Director	November 10, 2004

Wendy B. Needham

/s/ David A. Stockman	Director	November 10, 2004

David A. Stockman

/s/ Daniel P. Tredwell	Director	November 10, 2004

Daniel P. Tredwell

/s/ Samuel Valenti, III	Director	November 10, 2004

Samuel Valenti, III

METALDYNE CORPORATION

FINANCIAL STATEMENT SCHEDULE
PURSUANT TO ITEM 14(A)(2) OF FORM 10-K
ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 28, 2003

Schedule, as required for the years ended December 28, 2003, December 29, 2002 (as restated) and December 31, 2001 (as restated).

Page
II. Valuation and Qualifying Accounts	130

METALDYNE CORPORATION
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
AND DECEMBER 31, 2001

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Period
			(A)	(B)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2003	$3,820,000	$2,390,000	$(1,700,000)	$1,420,000	$3,090,000
2002 (Restated)	$5,380,000	$2,970,000	$(2,400,000)	$2,130,000	$3,820,000
2001 (Restated)	$5,350,000	$2,320,000	$650,000	$2,940,000	$5,380,000

Notes:

(A)	Allowance of companies acquired, reduction of allowance for companies divested, and other adjustments, net.

(B)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Recapitalization Agreement, dated as of August 1, 2000, between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC (including Amendment No. 1 to the Recapitalization Agreement dated October 23, 2000 and Amendment No. 2 to the Recapitalization Agreement dated November 28, 2000) (Incorporated by reference to Exhibit 2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
3.1	Restated Certificate of Incorporation of MascoTech, Inc. (Incorporated by reference to Exhibit 3.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Metaldyne Corporation, as amended (Incorporated by reference to Exhibit 3.2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
3.3	Certificate of Designation of Series A-1 Preferred Stock and Series A-2 Preferred Stock (Incorporated by reference to Exhibit 10.5 to Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002).
4.1	Shareholders Agreement, dated as of November 28, 2000, by and among MascoTech, Inc., Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors party thereto (Incorporated by reference to Exhibit 10.20 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
4.2	Indenture relating to the 11% Senior Subordinated Notes due 2012, dated as of June 20, 2002, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.3	Form of note relating to the 11% Senior Subordinated Notes due 2012 (Incorporated by reference to Exhibit 4.2 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.4	Registration Rights Agreement relating to the notes, dated as of June 20, 2002, by and among Metaldyne Corporation and the parties named therein. (Incorporated by reference to Exhibit 4.3 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.5	Indenture relating to the 10% Senior Subordinated Notes due 2013, dated as of December 31, 2003, by and among Metaldyne Corporation, the Guarantors named therein and the Trustee (as defined therein) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
4.6	Form of note relating to the 10% Senior Subordinated Notes due 2013 (included in Exhibit 4.5).
4.7	Registration Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
4.8	Indenture relating to the 10% Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee.
4.9	Form of note relating to the 10% Senior Notes due 2013 (included in Exhibit 4.8).
4.10	Registration Rights Agreement relating to the Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation and the other parties named therein.
10.1	Assumption and Indemnification Agreement, dated as of May 1, 1984, between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit Number	Description of Exhibit
10.2	Credit Agreement, dated as of November 28, 2000, as amended and restated as of June 20, 2003, by and among Metaldyne Corporation, Metaldyne Company, the foreign subsidiary borrowers party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent and collateral agent (the "Amended and Restated Credit Agreement") ( Incorporated by reference to Exhibit 10 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.2.1	Amendment No. 1 and Agreement to the Amended and Restated Credit Agreement dated July 15, 2003 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Report on Form 10-Q for the period ended June 29, 2003).
10.2.2	Waiver And Agreement to the Amended and Restated Credit Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.2.3	Waiver and Amendment No. 2 to the Amended and Restate Credit Agreement, dated as of May 26, 2004. (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.2.4	Waiver and Amendment No. 3 to the Amended and Restate Credit Agreement, dated as of September 29, 2004. (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed October 1, 2004).
10.3	Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc. the Sellers named therein and MTSPC, Inc., as Purchaser (Incorporated by reference to Exhibit 10.2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
10.4	Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC, Inc., MascoTech, Inc. , The Chase Manhattan Bank, and the other parties named therein (Incorporated by reference to Exhibit 10.3 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
10.4.1	Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.4.2	Amendment 2 to the Receivables Transfer Agreement dated as of March 23, 2001 (Incorporated by reference to Exhibit 10.21 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.3	Amendment 3 to the Receivables Transfer Agreement dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.22 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.4	Amendment 4 to the Receivables Transfer Agreement dated as of October 18, 2001 (Incorporated by reference to Exhibit 10.23 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.5	Waiver And Agreement to the Receivables Transfer Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.4.6	Waiver And Agreement to the Receivables Transfer Agreement, dated as of May 26, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed May 28, 2004).
10.4.7	Waiver And Agreement to the Receivables Transfer Agreement, dated as of September 29, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed October 1, 2004).
10.5	Master Lease Agreement, dated as of December 21, 2000, between General Electric Capital Corporation and Simpson Industries, Inc (Incorporated by reference to Exhibit 10.7 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit Number	Description of Exhibit
10.6	Metaldyne Corporation 2001 Long Term Incentive and Share Award Plan (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation's Registration Statement of Form S-8 filed April 15, 2002).
10.7	MascoTech, Inc. Supplemental Executive Retirement and Disability Plan (Incorporated by reference to Exhibit 10.n to MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Description of the MascoTech, Inc. program for Estate, Financial Planning and Tax Assistance (Incorporated by reference to Exhibit 10.x to MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).
10.9	Description of the Metaldyne Annual Value Creation Plan
10.10	Description of the Metaldyne Executive Retirement Plan
10.11	Metaldyne Corporation Voluntary Stock Option Exchange Program Offer Summary
10.12	Joint Venture Formation Agreement, dated as of December 8, 2002, by and among NC-M Chassis Systems, LLC, DaimlerChrysler Corporation and Metaldyne Corporation (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002).
10.13	Investor Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
10.14	Asset Purchase Agreement, dated as of May 9, 2003, by and among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 29, 2003).
10.15	Fittings Facility Sublease, dated May 9, 2003, by and between Metaldyne Company LLC and Fittings Products Co., LLC (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 29, 2003).
10.16	Employment Agreement between Metaldyne Corporation and Timothy Leuliette (as amended)
10.17	Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended September 28, 2003.)
10.17.1	Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil.
10.18	Employment Agreement between Metaldyne Corporation and Bruce Swift (as amended)
10.19	Employment Agreement between Metaldyne Corporation and Joseph Nowak (as amended)
10.20	Employment Agreement between Metaldyne Corporation and George Thanopolous
10.21	Employment Agreement between Metaldyne Corporation and William M. Lowe, Jr. (Incorporated by reference to Exhibit 10.19 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 13, 2004).
10.23	Release Agreement between Metaldyne Corporation and William M. Lowe, Jr. (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Report on Form 10-Q for the period ended September 28, 2003).
10.24	Release Agreement between Metaldyne Corporation and George Thanopolous.
10.25	Change of Control Agreement, dated August 11, 2004, between Metaldyne Corporation and Thomas Chambers.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1	Code of Ethics
21.1	Subsidiaries of Metaldyne Corporation.
23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit Number	Description of Exhibit
23.2	Consent of KPMG LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.