Form 10-Q
period 2004-03-28
METALDYNE CORP
filed 2004-11-12
CIK 745448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 28, 2004
COMMISSION FILE NUMBER 1-12068

METALDYNE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2513957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47659 Halyard Drive, Plymouth, Michigan	48170-2429
(Address of principal executive offices)	(Zip Code)

(734) 207-6200

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes                 No      X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes                 No      X

There is currently no public market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Shares outstanding at November 1, 2004
Common stock, par value $1 per share	42,844,760

METALDYNE CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets – March 28, 2004 and December 28, 2003	2
	Consolidated Statements of Operations for the Three Months Ended March 28, 2004 and March 30, 2003	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 28, 2004 and March 30, 2003	4
	Notes to Consolidated Financial Statements	5-23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-42
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	42
Item 4.	Controls and Procedures	43-45
Part II.	Other Information and Signature	46-47

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
March 28, 2004 and December 28, 2003
(Dollars In Thousands Except Per Share Amounts)

	March 28, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,500	$13,820
Receivables:
Trade, net of allowance for doubtful accounts	95,560	139,330
TriMas	10,160	15,350
Other	28,870	26,440
Total receivables, net	134,590	181,120
Inventories	104,740	83,680
Deferred and refundable income taxes	8,100	9,110
Prepaid expenses and other assets	39,720	36,280
Total current assets	332,650	324,010
Equity and other investments in affiliates	128,200	148,830
Property and equipment, net	889,460	707,450
Excess of cost over net assets of acquired companies	581,960	584,390
Intangible and other assets	235,780	247,180
Total assets	$2,168,050	$2,011,860
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$243,050	$201,240
Accrued liabilities	131,650	136,840
Current maturities, long-term debt	10,770	10,880
Total current liabilities	385,470	348,960
Long-term debt	833,830	766,930
Deferred income taxes	121,610	121,520
Minority interest	800	800
Other long-term liabilities	153,270	153,760
Redeemable preferred stock, (aggregate liquidation value $144.7 million)	142,710	—
Total liabilities	1,637,690	1,391,970
Redeemable preferred stock, (aggregate liquidation value $76.0 million)	—	73,980
Preferred stock (non-redeemable), $1 par, Authorized: 25 million;
Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million;
Outstanding: 42.8 million and 42.7 million shares, respectively	42,830	42,730
Paid-in capital	693,540	692,400
Accumulated deficit	(240,000)	(234,750)
Accumulated other comprehensive income	33,990	45,530
Total shareholders' equity	530,360	545,910
Total liabilities, redeemable stock and shareholders' equity	$2,168,050	$2,011,860

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars In Thousands Except Per Share Data)

	Three Months Ended
	(Unaudited)
	March 28, 2004	March 30, 2003
		(Restated)
Net sales	$481,140	$381,920
Cost of sales	(428,930)	(340,880)
Gross profit	52,210	41,040
Selling, general and administrative expenses	(31,220)	(29,650)
Restructuring charges	(190)	(1,530)
Loss on disposition of manufacturing facilities	(7,600)	—
Operating profit	13,200	9,860
Other expense, net:
Interest expense	(20,100)	(17,920)
Preferred stock dividends	(4,260)	—
Non-cash gain on maturity of interest rate arrangements	6,590	—
Equity income (loss) from affiliates, net	1,460	(2,630)
Other, net	(2,380)	(3,660)
Other expense, net	(18,690)	(24,210)
Loss before income taxes	(5,490)	(14,350)
Income tax benefit	(240)	(3,290)
Net loss	(5,250)	(11,060)
Preferred stock dividends	—	2,220
Loss attributable to common stock	$(5,250)	$(13,280)
Basic and diluted loss per share attributable to common stock	$(0.12)	$(0.31)

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	(Unaudited)
	March 28, 2004	March 30, 2003
		(Restated)
Operating activities:
Net loss	$(5,250)	$(11,060)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	31,530	24,950
Non-cash stock award expense	230	900
Debt fee amortization	670	580
Fixed asset losses	320	1,210
Loss on disposition of manufacturing facilities	7,600	—
Deferred income taxes	20	2,130
Preferred stock dividends	4,260	—
Non-cash interest expense (interest accretion)	—	1,720
Non-cash gain on maturity of interest rate arrangements	(6,590)	—
Equity (earnings) losses from affiliates, net of dividends	(1,460)	2,630
Other, net	50	3,110
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	(60,280)	(22,110)
Net proceeds (redemption) of accounts receivable securitization facility	98,580	29,000
Inventories	(11,310)	(2,720)
Refundable income taxes	—	15,260
Prepaid expenses and other assets	(3,650)	(5,420)
Accounts payable and accrued liabilities	34,110	(24,230)
Net cash provided by operating activities	88,830	15,950
Investing activities:
Capital expenditures	(29,990)	(21,750)
Proceeds from sale/leaseback of fixed assets	64,960	8,460
Proceeds on disposition of manufacturing facilities	(500)	—
Acquisition of business	(217,850)	—
Investment in joint venture	—	(20,000)
Net cash used for investing activities	(183,380)	(33,290)
Financing activities:
Principal payments of term loan facilities	(440)	(500)
Proceeds of revolving credit facility	70,000	145,000
Principal payments of revolving credit facility	(37,900)	(145,000)
Proceeds of senior subordinated notes, due 2014	31,750	—
Proceeds of other debt	630	1,160
Principal payments of other debt	(2,260)	(2,450)
Issuance of Series A-1 preferred stock	64,450	—
Net cash used for financing activities	126,230	(1,790)
Net increase (decrease) in cash	31,680	(19,130)
Cash and cash equivalents, beginning of period	13,820	19,130
Cash and cash equivalents, end of period	$45,500	$—
Supplementary cash flow information:
Cash paid (refunded) for income taxes, net	$1,510	$(14,750)
Cash paid for interest	$8,090	$8,130

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

The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal years 2004 and 2003 each comprise fifty-two weeks and end on January 2, 2005 and December 28, 2003, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the "2003 Form 10-K"). The results of operations for the period ended March 28, 2004 are not necessarily indicative of the results for the full year.

Certain prior year amounts have been reclassified to reflect current year classification.

2.    RESTATEMENT

In September 2004, the Company announced the completion of an independent investigation into certain accounting matters ("Independent Investigation") and its determination that certain previously issued financial statements required restatement. The Company's financial statements for fiscal years 2001 and 2002 have been restated in the 2003 Form 10-K. In addition, the Company's quarterly financial information for the first three fiscal quarters of 2003 also has been restated to reflect adjustments to previously reported information on Form 10-Q, as described elsewhere herein.

The restatement arose primarily out of information obtained through an investigation conducted by a special committee of the board of directors which was comprised of one independent director of the Company. The special committee retained independent counsel, Sidley Austin Brown & Wood LLP ("Sidley"), and in turn Sidley retained Deloitte & Touche LLP ("D&T"), a firm with forensic accounting expertise, to assist Sidley in the investigation. The Independent Investigation was initiated as a result of certain admissions made by an employee of the Company and information obtained by the Company's internal audit staff. The investigation expanded beyond its initial focus on this employee's admissions of intentional overstatements and understatements of income at the Company's Sintered division into accounting practices in other areas of the Company concerning the smoothing of earnings through the use of accrual and allowance accounts and the recognition of tooling income. The restatement resulting from the Independent Investigation was limited to the periods from November 30, 2000 through 2003.

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

Based upon certain findings within the Sintered division, the investigation was expanded to encompass accounting practices in other areas of the Company concerning the use of accrual and

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

allowance accounts and the recognition of tooling income for the period from 2001 through 2003. This investigation involved an extensive review of journal entries of over a specified amount made over a three year period. As a result of the expanded investigation, the Company became aware of instances of inappropriate accounting relating to allowances and accruals, which had the effect of "smoothing" earnings for certain periods. Specifically, the Company concluded from the investigative findings that there were instances when accruals had been established to cover unanticipated expenses, accruals had been increased or decreased based upon performance, and/or accruals had been recorded different from estimated or analyzed amounts. The Company also identified from the investigative findings a few instances of incorrect timing in the recognition of tooling income. The investigation categorized journal entries from the relevant periods for analysis by the Company and review by the Company with its current and former independent auditors. The Company analyzed those categories of entries, which the investigation determined to be either potentially inaccurate (i.e., warranting further review) or unknown (i.e., insufficient documentation for third party evaluation).

The restatement adjustments address (1) inappropriate actions taken at the Sintered division by correcting overstated balances for property, plant and equipment, recognizing lower related depreciation expense and recognizing the continuing effect of adjustments made in prior periods on previously reported balances of other accounts such as accounts payable and accounts receivable; (2) the correction of certain journal entries, primarily relating to certain reserve and tooling accounts, identified as a result of the Independent Investigation; and (3) certain other adjustments not related to the Sintered investigation or the review of the accrual and tooling accounts.

Total Adjustments.    The following table presents the impact on net loss of the restatement:

(In thousands) For the three months ended March 30, 2003
Net loss as previously reported	$(9,370)
Sintered adjustments	(2,280)
Tooling, accrual and allowance adjustments	(380)
Other adjustments	(70)
Income tax effect	1,040
Restated net loss	$(11,060)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

The following table summarizes the impact on net income of the restatement adjustments:

	(In thousands) For the three months ended
	As Previously Reported	Restatements	As Restated
Net sales	$381,320	$600	$381,920
Cost of goods sold	(340,990)	110	(340,880)
Gross profit	40,330	710	41,040
Selling, general and administrative expenses	(29,650)	—	(29,650)
Restructuring charges	(1,530)	—	(1,530)
Operating profit	9,150	710	9,860
Other expense, net:
Interest expense	(17,880)	(40)	(17,920)
Equity loss from affiliates, net	(2,630)	—	(2,630)
Other, net	(260)	(3,400)	(3,660)
Other expense, net	(20,770)	(3,440)	(24,210)
Loss before income taxes	(11,620)	(2,730)	(14,350)
Income tax benefit	(2,250)	(1,040)	(3,290)
Net loss	$(9,370)	$(1,690)	$(11,060)
Basic and diluted loss per share attributable to common stock	$(0.27)	$(0.04)	$(0.31)

The following table summarizes the impact on cash flow for the restatement adjustments for the three months ended March 30, 2003:

	(In thousands)
	As Previously Reported	Restatements	As Restated
Cash flows from operating activities:
Net cash used for operating activities	$16,440	$(490)	$15,950
Cash flows from investing activities:
Capital expenditures	(22,400)	650	(21,750)
Proceeds from sale/leaseback of fixed assets	8,460	—	8,460
Investment in joint venture	(20,000)	—	(20,000)
Net cash provided by (used for) investing activities	(33,940)	650	(33,290)
Cash flows from financing activities:
Principal payments of term loan facilities	(500)	—	(500)
Proceeds of revolving credit facility	145,000	—	145,000
Principal payments of revolving credit facility	(145,000)	—	(145,000)
Proceeds of other debt	1,160	—	1,160
Principal payments of other debt	(2,290)	(160)	(2,450)
Net cash provided by (used for) financing activities	(1,630)	(160)	(1,790)
Net increase (decrease) in cash	(19,130)	—	(19,130)
Cash and cash equivalents, beginning of period	19,130	—	19,130
Cash and cash equivalents, end of period	$—	$—	$—

3.    STOCK OPTIONS AND AWARDS

The following disclosure for the financial statements for the period ended March 28, 2004 is based on the Company continuing to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 and related interpretations.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

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

	(In thousands except per share amounts) Three Months Ended
	March 28, 2004	March 30, 2003
		(Restated)
Net loss attributable to common stock, as reported	$(5,250)	$(13,280)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120)	(470)
Pro forma net loss attributable to common stock	$(5,370)	$(13,750)
Loss per share:
Basic and diluted – as reported	$(0.12)	$(0.31)
Basic and diluted – pro forma for stock-based compensation	$(0.12)	$(0.32)

Beginning in 2004, the Company offered eligible employees the opportunity to participate in a new Voluntary Stock Option Exchange Program (the "Program"), to exchange all of their outstanding options to purchase shares of the Company's common stock granted under the Long Term Equity Incentive Plan (the "Plan") for new stock options and restricted stock units to be granted under the Plan. Participation in the Program is voluntary; however, elections were required to be received by January 14, 2004, with new stock options to be granted on or after July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and those eligible employees not electing to participate in the new Program will continue to be eligible to participate in the existing Plan. Stock compensation expense for the quarter ended March 28, 2004 was $0.2 million.

4.    ACCOUNTS RECEIVABLE SECURITIZATION AND FACTORING AGREEMENTS

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $225 million to a third party multi-seller receivables funding company. The Company elected to decrease the maximum amount available for sale to MTSPC from $225 million to $150 million during the quarter ended June 27, 2004. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.6 million and $1.7 million for the three months ended March 28, 2004 and March 30, 2003 (as restated), respectively, and is included in other expense, net in the Company's consolidated statement of operations. At March 28, 2004, the Company's funding under the facility was $98.6 million with no additional amounts available. The discount rate at March 28, 2004 was 2.09% compared to 2.14% at December 28, 2003. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of March 28, 2004, the Company had available approximately $67 million from these commitments, and approximately $52.2 million of receivables were sold under these programs. The Company pays a commission to the factoring company plus interest from the date the

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with its largest customers. At March 28, 2004, the Company received approximately $70 million under the accelerated collection programs. The Company was recently notified that a portion of this program would expire in 2004, with the majority of the program expiring in 2005. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of the accounts receivable securitization facility, the Company is examining other alternative programs in the marketplace, as well as enhanced terms directly from its customers. However, the Company may not be able to reach a favorable resolution in a timely manner, and the new arrangements may be less advantageous to the Company. If the Company is unable to replace these arrangements, it could adversely affect its liquidity and future covenant compliance under its senior secured credit facility. In addition, if the Company fails to renew its accounts receivable securitization agreement, which expires in November 2005, it could have adverse effects on the Company's liquidity and future covenant compliance. However, the Company had $117 million of undrawn and available commitments on its revolving credit facility at March 28, 2004.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

5.    INVENTORIES

Inventories by component are as follows:

	(In thousands)
	March 28, 2004	December 28, 2003
Finished goods	$29,070	$25,710
Work in process	28,240	29,480
Raw materials	47,430	28,490
	$104,740	$83,680

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

At March 28, 2004, the goodwill balance was approximately $582 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate as of December 28, 2003. This assessment was completed for the year ended December 28, 2003, which indicated that the fair value of these units exceeded their carrying values.

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of March 28, 2004			As of December 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$93,670	$(32,760)	8.2 years	$94,420	$(31,050)	8.2 years
Technology and Other	163,810	(37,750)	14.9 years	165,280	(35,290)	14.9 years
Total	$257,480	$(70,510)	13.6 years	$259,700	$(66,340)	13.6 years
Aggregate Amortization Expense (Included in Cost of Sales):
For the three months ended March 28, 2004		$5,950
Estimated Amortization Expense:
For the year ending January 2, 2005		23,500
For the year ending December 31, 2005		23,100
For the year ending December 31, 2006		23,100
For the year ending December 31, 2007		22,300
For the year ending December 31, 2008		21,600

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 28, 2004 are as follows:

	(In thousands)
	Chassis	Driveline	Engine	Total
Balance as of December 28, 2003	$61,630	$371,010	$151,750	$584,390
Exchange impact from foreign currency	—	(1,980)	(450)	(2,430)
Balance as of March 28, 2004	$61,630	$369,030	$151,300	$581,960

7.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages its exposure to changes in interest rates through the use of interest rate protection agreements. These interest rate derivatives are designated as cash flow hedges. The effective

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

portion of each derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The Company does not use derivatives for speculative purposes.

In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million as of December 28, 2003, and a three-month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three-month LIBOR interest rate of 7% with a total notional amount of $301 million as of December 28, 2003.

All of the Company's interest rate protection arrangements matured in February 2004 and, as a result of their maturity, a cumulative non-cash pre-tax gain of $6.6 million was recorded and is reflected as a non-cash gain on maturity of interest rate arrangements in the Company's consolidated statement of operations for the three months ended March 28, 2004. Prior to their maturity, this amount was included in accumulated other comprehensive income related to these arrangements. Prior to the expiration of these agreements, the Company recognized additional interest expense of $1.1 million during the three months ended March 28, 2004.

8.    SEGMENT INFORMATION

The Company has defined a segment as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker and its board of directors in determining resource allocation and assessing performance.

The Company has established Adjusted Earnings Before Interest Taxes Depreciation and Amortization ("Adjusted EBITDA") as a key indicator of financial operating performance and as a measure of cash generating capability. The Company defines Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairment, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. Adjusted EBITDA is a non-GAAP measure and therefore caution must be exercised in using Adjusted EBITDA as an analytical tool and should not be used in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating Adjusted EBITDA, management deems it important to consider the quality of the Company's underlying earnings by separately identifying certain costs undertaken to improve the Company's results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts.

The Company is comprised of three reportable segments: Chassis, Driveline and Engine. In 2003, the Company moved one of its European operations that had historically been part of the Chassis segment to the Engine segment, and moved one of its domestic operations that had historically been part of the Driveline segment to the Engine segment. In 2004, the Company moved one of its North American operations that had historically been part of the Engine segment to the Chassis segment. The prior year amounts have been restated to reflect these changes for comparison purposes.

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

Segment activity for the three months ended March 28, 2004 and March 30, 2003 (as restated) is as follows:

	(In thousands) Three Months Ended
	March 28, 2004	March 30, 2003
	(Restated)
SALES
Chassis	$128,320	$39,870
Driveline	195,430	200,320
Engine	157,390	141,730
Total sales	$481,140	$381,920
Adjusted EBITDA
Chassis	$9,270	$3,690
Driveline	22,270	18,790
Engine	27,080	19,580
Operating EBITDA	58,620	42,060
Centralized resources ("Corporate")	(6,090)	(7,430)
Total Adjusted EBITDA	52,530	34,630
Depreciation & amortization	(31,530)	(24,950)
Loss on sale of manufacturing facilities	(7,600)	—
Non-cash stock award expense	(230)	(900)
Other, net included in Adjusted EBITDA	30	1,080
Operating profit	$13,200	$9,860

	(In thousands)
	March 28, 2004	December 28, 2003
Total Assets
Chassis	$375,980	$121,260
Driveline	964,510	935,520
Engine	763,880	733,920
Corporate(1)	63,680	203,160
Total	$2,168,050	$2,011,860
	Three Months Ended
	March 28, 2004	March 30, 2003
Capital Expenditures
Chassis	$12,430	$2,030
Driveline	7,240	12,460
Engine	8,530	5,700
Corporate	1,790	1,560
Total	$29,990	21,750

Intercompany sales for the quarter ended March 28, 2004 were $1.8 million and $1 million for the Driveline and Engine segments respectively. Intercompany sales for the quarter ended March 30, 2003 were $0.9 million for the Engine segment.

(1)	Corporate total assets reflects the obligations associated with the Accounts Receivable Securitization program as discussed in Note 4 Accounts Receivable Securitization and Factoring Agreements.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

9.    ACQUISITIONS

In the first quarter of 2004, effective December 31, 2003, the Company completed a transaction with DaimlerChrysler Corporation ("DaimlerChrysler") that transferred full ownership of the New Castle Machining and Forge ("New Castle") manufacturing operations to Metaldyne. Since January 2003, New Castle has been managed as a joint venture between Metaldyne and DaimlerChrysler; at December 28, 2003, the Company's investment in this joint venture was approximately $22 million. The New Castle facility manufactures suspension and powertrain components for Chrysler, Jeep and Dodge vehicles; additionally, Metaldyne has launched initiatives to expand the customer base beyond DaimlerChrysler. The New Castle manufacturing operations are part of the Company's Chassis segment.

As part of the New Castle transaction, Metaldyne acquired Class A and Class B units representing DaimlerChrysler's entire joint venture interest in New Castle. In exchange, Metaldyne delivered to DaimlerChrysler $215 million (before fees and expenses of approximately $5 million), comprised of $118.8 million in cash; $31.7 million in aggregate principal amount of a new issue of its 10% senior subordinated notes; and $64.5 million in aggregate liquidation preference of its Series A-1 preferred stock. Included in the $5 million fees and expenses is a $2.4 million transaction fee paid to Heartland Industrial Partners ("Heartland") pursuant to the acquisition of New Castle. The cash portion of the consideration was funded in part by the net cash proceeds of approximately $65 million from the sale-leaseback of certain machinery and equipment with a third-party lessor, with the remainder funded through Metaldyne's revolving credit facility.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

The assets and liabilities of New Castle at December 31, 2003 consisted of the following (in thousands):

Current assets	$13,370
Property and equipment, net	240,720
Total assets	254,090
Total liabilities	14,110
Net assets	$239,980

The above assets and liabilities at the acquisition date, and are subject to change based upon the final valuation and allocation of purchase price.

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

As part of the agreement with Dana, the Company agreed to obtain a third party buyer of the Greensboro facility and agreed to sign a lease agreement with this party. If the Company failed to obtain a third party buyer for this property within 60 days of the acquisition, it agreed to pay Dana $10 million to purchase the facility. To secure this arrangement, the Company gave Dana a letter of credit of $10 million. On July 14, 2003, the Company subsequently entered in a long-term lease agreement with a third party, thereby releasing the Company from the $10 million letter of credit.

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

10.    ASSET IMPAIRMENTS AND RESTRUCTURING RELATED INTEGRATION ACTIONS

In fiscal 2003, the Company entered into several restructuring arrangements whereby it incurred approximately $13.1 million of costs associated with severance and facility closures. These actions include the completion of the Engine segment's European operation reorganization that was initiated in fiscal 2002 and completed in the first quarter of 2003 and actions within the Driveline segment's forging operations and administrative departments to eliminate redundant headcount and adjust costs to reflect the decline in the Company's forging revenue in 2003. Also included in this charge are the severance costs to replace certain members of the Company's executive management team and the costs to restructure several departments in the Company's corporate office, including the sales, human resources and information technology departments. Restructuring costs incurred for the three months ended March 28, 2004 were $0.2 million and primarily reflect the headcount reduction activities initiated during the quarter in the Company's Driveline segment. The Company expects to realize additional savings from these restructuring actions in 2004 as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

In the fourth quarter of 2003, the Company performed its FAS 144 long-lived asset impairment test and recorded a pre-tax, non-cash impairment write-down of $4.9 million. This charge was recorded to reduce the net book value of two facilities with negative operating performance to their current fair

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

market value. These two facilities were sold on February 1, 2004 to an independent third party of whom this sales price was used to determine the fair market value of these two facilities. This assessment did not result in any asset impairment for the remaining Metaldyne locations (see Note 11 to the consolidated financial statements).

The below amounts represent total estimated cash payments, of which $5.0 million and $6.5 million are recorded in accrued liabilities, with $2.0 million (which will primarily be paid out in 2005) and $2.6 million recorded in other long-term liabilities in the Company's consolidated balance sheet at March 28, 2004 and December 28, 2003, respectively. This table provides a rollforward of the restructuring accrual related to the above restructuring actions as of March 28, 2004.

	(In thousands)
	Acquisition Related		2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	Total
	Severance Costs	Exit Costs
Balance at December 28, 2003	$1,380	$—	$360	$7,310	$—	$9,050
Charges to expense	—	—	—	—	190	190
Cash payments	(220)	—	(150)	(1,660)	(190)	(2,220)
Balance at March 28, 2004	$1,160	$—	$210	$5,650	$—	$7,020

11.    DISPOSITIONS

On February 1, 2004, the Company sold its ownership of its Bedford Heights, Ohio and Rome, Georgia manufacturing operations to Lester PDC, a Kentucky-based aluminum die casting and machining company. These two plants had combined 2003 sales of approximately $62 million and an operating loss of approximately $14 million. For the first quarter of 2003, these plants had sales of approximately $15 million and an operating loss of approximately $1.5 million. The Company retained an interest in approximately $5.6 million in working capital (principally accounts receivable). Cash paid in the transaction to buy out the remaining portion of the equipment that had previously been sold under an operating lease arrangement by the Company was approximately $6.1 million, net of proceeds from Lester PDC of $4.1 million. The buyer also agreed to sub-lease both the Bedford Heights, Ohio and the Rome, Georgia facilities from the Company for an annual lease payment of approximately $600,000. Both manufacturing operations were part of the Company's Driveline segment. In connection with the disposition of these manufacturing facilities, the Company recognized a charge of $7.6 million on the Company's consolidated statement of operations as of March 28, 2004. The charge represents the book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

On May 9, 2003, the Company sold its Chassis Group's Fittings division to TriMas Corporation ("TriMas") for $22.6 million plus the assumption of an operating lease. This transaction was accounted for as a sale of entities under common control, due to common ownership between TriMas and the Company. Therefore, the proceeds, in excess of the book value, amounting to $6.3 million were recorded as equity and other investments in affiliates in the Company's consolidated balance sheet as of December 28, 2003. The Fittings division, which is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications, became part of the TriMas Fastening Systems Group.

In April 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company at $20 per share, the same price that it was valued on June 6, 2002, the date of the Company's sale of TriMas. As a result of this repurchase by TriMas, and as a result of acquisitions performed by TriMas in 2003, the Company's ownership in TriMas decreased to 5.75 million shares or approximately 28% of TriMas as of March 28, 2004.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

12.    MANDATORILY REDEEMABLE PREFERRED STOCK

As part of the New Castle transaction, Metaldyne issued 644,540 shares of $64.5 million in liquidation value of redeemable Series A-1 preferred stock in exchange for interests in New Castle held by DaimlerChrysler Corporation. The redeemable Series A-1 preferred shares are mandatorily redeemable on December 31, 2013. The Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends. The preferred stock issued was valued at $64.5 million as a preliminary estimate of the fair value of this security, pending the final valuation.

The Company has outstanding 361,001 shares of $36.1 million in liquidation value ($34.1 million estimated carrying value for accounting purposes) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has outstanding 184,153 shares valued at $18.5 million of redeemable Series B preferred stock in exchange for interests in GMTI. The redeemable Series B preferred shares issued are mandatory redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum. On December 31, 2003, Heartland Industrial Partners, L.P., Metaldyne's parent company, purchased all of the outstanding 184,153 shares of redeemable Series B preferred stock from former GMTI shareholders.

Preferred stock dividends were $4.3 million and $2.2 million, while dividend cash payment were zero, for the three months ended March 28, 2004 and March 30, 2003, respectively. Unpaid accrued dividends were $25.7 million and $18.4 million as of March 28, 2004 and December 28, 2003, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $142.7 million and $74.0 million in the Company's consolidated balance sheet at March 28, 2004 and December 28, 2003, respectively. As a result of the Company's implementation of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," redeemable preferred stock has been reclassified as a long-term liability effective beginning in 2004.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

13.    EARNINGS PER SHARE

The following reconciles the numerators and denominators used in the computations of basic and diluted earnings per common share:

	(In thousands except per share amounts) Three Months Ended
	March 28, 2004	March 30, 2003
		(Restated)
Weighted average number of shares outstanding	42,800	42,720
Net loss	$(5,250)	$(11,060)
Less: Preferred stock dividends	—	2,220
Loss used for basic and diluted earnings per share computation	$(5,250)	$(13,280)
Basic loss per share attributable to common stock	$(0.12)	$(0.31)
Total shares used for basic earnings per share computation	42,800	42,720
Contingently issuable shares	—	—
Total shares used for diluted earnings per share computation	42,800	42,720
Diluted loss per share attributable to common stock	$(0.12)	$(0.31)

Excluded from the calculation of diluted loss per share are stock options representing 911,700 and 2,520,000 of common shares as they are anti-dilutive at March 28, 2004 and March 30, 2003 (as restated), respectively.

Contingently issuable shares, representing approximately 50,000 and 990,000 restricted common shares, have an anti-dilutive effect on earnings per share for the three months ended March 28, 2004 and March 30, 2003 (as restated), respectively.

14.    COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss) for the period was as follows:

	(In thousands) Three Months Ended
	March 28, 2004	March 30, 2003
		(Restated)
Net loss	$(5,250)	$(11,060)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,950)	6,700
Interest rate agreements fair value adjustments (realized in 2004)	(6,590)	300
Total other comprehensive income (loss)	(11,540)	7,000
Total comprehensive loss	$(16,790)	$(4,060)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

15.    EMPLOYEE BENEFIT PLANS

	(In thousands)
	Pension Benefits For the three months ended		Other Benefits For the three months ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Components of Net Periodic Benefit Cost
Service cost	$780	$800	$300	$260
Interest cost	4,340	4,280	780	750
Expected return on plan assets	(4,350)	(4,140)	—	—
Amortization of prior service cost	40	30	(60)	(30)
Amortization of net (gain) loss	620	170	140	70
Net periodic benefit cost	$1,430	$1,140	$1,160	$1,050

Employer Contributions

Metaldyne previously disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute $17.5 million to its defined benefit pension plans in 2004. As of March 28, 2004, approximately $0.4 million of contributions have been made.

The Company also disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute approximately $9.1 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2004. The Company has not made a contribution to its defined contribution plans as of March 28, 2004.

16.    COMMITMENTS AND CONTINGENCIES

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

17.    NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 15, 2003. Due to the Company being a nonpublic entity as defined in SFAS No. 150, it has adopted this Statement effective for the quarter ended March 28, 2004. As a result of the Company's adoption of SFAS No. 150, the Company's redeemable preferred stock is classified as a long-term liability on the Company's consolidated balance sheet effective as of the quarter ended March 28, 2004, and preferred stock dividends associated with this redeemable preferred stock are classified as other expense, net on the Company's consolidated statement of operations beginning with the quarter ended March 28, 2004.

18.    SUBSEQUENT EVENTS

On June 17, 2004, the Company entered into a sale-leaseback transaction for machinery and equipment with a third party lessor. The Company received $7.5 million cash as part of this transaction.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

In July 2004, the Company received an IRS tax refund of $27 million that resulted from a claim filed in 2002. This claim was based upon a 2002 change in the US Treasury Regulations that permitted the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. The amount received in excess of the refund previously recorded will be considered in the tax provision for the third quarter of 2004.

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF GUARANTORS OF
           SENIOR SUBORDINATED NOTES

The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of March 28, 2004 and December 28, 2003, and for the three months ended March 28, 2004 and March 30, 2003 (as restated) of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

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

All investments in non-domestic subsidiaries are held directly at Metaldyne Company LLC, a wholly owned subsidiary of Metaldyne Corporation and the guarantor subsidiaries. Equity in non-domestic subsidiary investees is included in the guarantor column of the accompanying consolidating financial information.

19

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets March 28, 2004
(Unaudited)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$43,000	$2,500	$—	$45,500
Total receivables, net	—	59,910	74,680	—	134,590
Inventories	—	74,730	30,010	—	104,740
Deferred and refundable income taxes	—	6,950	1,150	—	8,100
Prepaid expenses and other assets	—	33,590	6,130	—	39,720
Total current assets	—	218,180	114,470	—	332,650
Equity investments in affiliates	128,200	—	—	—	128,200
Property and equipment, net	—	664,220	225,240	—	889,460
Excess of cost over net assets of acquired companies	—	442,770	139,190	—	581,960
Investment in subsidiaries	544,870	230,890	—	(775,760)	—
Intangible and other assets	—	215,640	20,140	—	235,780
Total assets	$673,070	$1,771,700	$499,040	$(775,760)	$2,168,050
Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$173,880	$69,170	$—	$243,050
Accrued liabilities	—	95,200	36,450	—	131,650
Current maturities, long-term debt	—	4,370	6,400	—	10,770
Total current liabilities	—	273,450	112,020	—	385,470
Long-term debt	431,750	396,530	5,550	—	833,830
Deferred income taxes	—	96,380	25,230	—	121,610
Minority interest	—	—	800	—	800
Other long-term liabilities	—	146,080	7,190	—	153,270
Redeemable preferred stock	142,710	—	—	—	142,710
Intercompany accounts, net	(431,750)	314,390	117,360	—	—
Total liabilities	142,710	1,226,830	268,150	—	1,637,690
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,830	—	—	—	42,830
Paid-in capital	693,540	—	—	—	693,540
Accumulated deficit	(240,000)	—	—	—	(240,000)
Accumulated other comprehensive income	33,990	—	—	—	33,990
Investment by Parent/Guarantor	—	544,870	230,890	(775,760)	—
Total shareholders' equity	530,360	544,870	230,890	(775,760)	530,360
Total liabilities, redeemable stock and shareholders' equity	$673,070	$1,771,700	$499,040	$(775,760)	$2,168,050

20

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended March 28, 2004
(Unaudited)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$378,510	$102,630	$—	$481,140
Cost of sales	—	(346,560)	(82,370)	—	(428,930)
Gross profit	—	31,950	20,260	—	52,210
Selling, general and administrative expenses	—	(25,730)	(5,490)	—	(31,220)
Restructuring charges	—	(190)	—	—	(190)
Loss on disposition of manufacturing facilities	—	(7,600)	—	—	(7,600)
Operating profit	—	(1,570)	14,770	—	13,200
Other expense net:
Interest expense	—	(17,990)	(2,110)	—	(20,100)
Preferred stock dividends	(4,260)	—	—	—	(4,260)
Non-cash gain on interest rate arrangements	—	6,590	—	—	6,590
Equity income (loss) from affiliates, net	1,460	—	—	—	1,460
Other, net	—	190	(2,570)	—	(2,380)
Other expense, net	(2,800)	(11,210)	(4,680)	—	(18,690)
Income (loss) before income taxes	(2,800)	(12,780)	10,090	—	(5,490)
Income tax expense (benefit)	—	(3,360)	3,120	—	(240)
Equity in net income of subsidiaries	(2,450)	6,970	—	(4,520)	—
Earnings (loss) attributable to common stock	$(5,250)	$(2,450)	$6,970	$(4,520)	$(5,250)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended March 30, 2003
(Unaudited)
(Restated)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$295,470	$86,450	$—	$381,920
Cost of sales	—	(272,440)	(68,440)	—	(340,880)
Gross profit	—	23,030	18,010	—	41,040
Selling, general and administrative expenses	—	(25,830)	(3,820)	—	(29,650)
Restructuring charges	—	—	(1,530)	—	(1,530)
Operating profit	—	(2,800)	12,660	—	9,860
Other expense, net:
Interest expense	—	(17,430)	(490)	—	(17,920)
Equity income (loss) from affiliates, net	(2,630)	—	—	—	(2,630)
Other, net	—	320	(3,980)	—	(3,660)
Other income (expense), net	(2,630)	(17,110)	(4,470)	—	(24,210)
Income (loss) before income taxes	(2,630)	(19,910)	8,190	—	(14,350)
Income tax expense (benefit)	—	(8,420)	5,130	—	(3,290)
Equity in net income of subsidiaries	(8,430)	3,060	—	5,370	—
Net income (loss)	$(11,060)	$(8,430)	$3,060	$5,370	$(11,060)
Preferred stock dividends	2,220	—	—	—	2,220
Earnings (loss) attributable to common stock	$(13,280)	$(8,430)	$3,060	$5,370	$(13,280)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Three Months Ended March 28, 2004
(Unaudited)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$122,970	$(34,140)	$—	$88,830
Cash flows from investing activities:
Capital expenditures	—	(24,500)	(5,490)	—	(29,990)
Proceeds from sale/leaseback of fixed assets	—	64,960	—	—	64,960
Proceeds on disposition of manufacturing facilities	—	(500)	—	—	(500)
Acquisition of business	—	(217,850)	—	—	(217,850)
Net cash used for investing activities	—	(177,890)	(5,490)	—	(183,380)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(440)	—	—	(440)
Proceeds of revolving credit facility	—	70,000	—	—	70,000
Principal payments of revolving credit facility	—	(37,900)	—	—	(37,900)
Proceeds of senior subordinated notes, due 2014	31,750	—	—	—	31,750
Proceeds of other debt	—	—	630	—	630
Principal payments of other debt	—	(1,300)	(960)	—	(2,260)
Issuance of Series A-1 preferred stock	64,450	—	—		64,450
Change in intercompany accounts	(96,200)	56,810	39,390	—	—
Net cash provided by financing activities	—	87,170	39,060	—	126,230
Net increase (decrease) in cash	—	32,250	(570)	—	31,680
Cash and cash equivalents, beginning of period	—	10,750	3,070	—	13,820
Cash and cash equivalents, end of period	$—	$43,000	$2,500	$—	$45,500

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Three Months Ended March 30, 2003
(Unaudited)
(Restated)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$48,530	$(32,580)	$—	$15,950
Cash flows from investing activities:
Capital expenditures	—	(16,500)	(5,250)	—	(21,750)
Proceeds from sale/leaseback of fixed assets	—	8,460	—	—	8,460
Investment in joint venture	—	(20,000)	—	—	(20,000)
Net cash used for investing activities	—	(28,040)	(5,250)	—	(33,290)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(500)	—	—	(500)
Proceeds of revolving credit facility	—	145,000	—	—	145,000
Principal payments of revolving credit facility	—	(145,000)	—	—	(145,000)
Proceeds of other debt	—	70	1,090	—	1,160
Principal payments of other debt	—	(1,040)	(1,410)	—	(2,450)
Change in intercompany accounts	—	(33,260)	33,260	—	—
Net cash provided by (used for) financing activities	—	(34,730)	32,940	—	(1,790)
Net increase (decrease) in cash	—	(14,240)	(4,890)	—	(19,130)
Cash and cash equivalents, beginning of period	—	14,240	4,890	—	19,130
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2003 sales of approximately $1.5 billion. We operate three segments focused on the global light vehicle market. The Chassis, Driveline and Engine segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 65% of total 2003 sales. Prior to November 2000, we were a public company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions — Simpson in December 2000, GMTI effective January 2001, Dana Corporation's Greensboro, NC operation in May 2003, and DaimlerChrysler's New Castle operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally we split off our non-automotive operations, divesting our former TriMas subsidiary in June 2002 and our Fittings operation in April 2003.

As discussed elsewhere in this filing or in our 2003 Form 10K, an independent investigation into certain accounting matters at the Company was completed in late September 2004. The Company's quarterly financial information for the first three fiscal quarters of 2003 have been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the first three fiscal quarters of 2003. The restatement arose primarily out of information obtained through an independent investigation. The investigation was initiated as a result of certain allegations made by an employee of the Company and information obtained by the Company's internal audit staff. This investigation expanded beyond its initial allegations into overstatements and understatements of income at the Company's Sintered Division into accounting practices in other areas of the Company concerning the use of reserves and accrual accounts and the recognition of tooling income. Refer to Item 4 for a discussion of the investigation, its findings and actions taken and to be taken by the Company in response thereto.

Key Factors Affecting our Reported Results

We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price. Supplier selection is generally finalized several years prior to the start of vehicle production, and as a result business that we win will generally not start production for two years or beyond. In addition, our results are heavily dependent on global vehicle production, and in particular the North American vehicle production of the Big 3 domestic manufacturers (GM, Ford, and DaimlerChrysler). Our customers generally require that we offer annual productivity and efficiency related price decreases on products we sell them. Critical factors to be successful in this market include global low cost production facilities, leading service and parts quality, and differentiated product and process technology. Thus, we focus on managing our global manufacturing footprint in line with our customer needs and local market manufacturing cost differences, improving operating efficiency and production quality of our plants, fixing or eliminating unprofitable facilities and reducing our overall material costs. In addition, we spend considerable time and resources developing new technology and products to enhance performance and/or decrease cost of the products we sell to our customers. See "Results of Operations" for more details as to the factors that drive year over year performance.

The rise in material costs, especially steel, continues to negatively impact our results. This and other increases in our raw material costs increased our cost of goods sold by approximately $3.5 million in the first quarter of 2004 (approximately $2 million related to steel cost increases). Note that the steel price increases primarily relate to our Forging operations within the Driveline Group while the remaining increases are spread across all of our other businesses and is related to numerous raw material increases such as energy, Molybdenum and casting components we purchase. Raw material costs have continued to increase throughout the year and we currently expect these costs to increase our cost of goods sold by approximately $50 million in 2004. However, we currently anticipate recovering approximately $30 million of this increase through steel scrap sales, steel resourcing efforts and negotiated or contractual price recovery from our customers. However, our ability to fully execute this recovery is not guaranteed. Additionally, it appears that raw material costs will continue to increase in 2005 and although we have initiatives in place to offset these expected increases, there is no guarantee that these efforts will be successful.

Our strategy is centered on growth through new business awards and acquisitions. We have a significant new project backlog and have completed several recent acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns for our stakeholders. In order to finance a large portion of this activity, we incurred significant issuance of new debt. As such, we have significant leverage and are constrained by various covenant limitations (see "— Financial Covenants" for more details surrounding these covenants). As we continue to invest in the resources to produce our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through "Adjusted EBITDA." See discussion below in "Non GAAP Financial Measures" for explanation), and working capital and fixed asset efficiency to assess our ability to profitably finance our new business backlog.

Our first quarter 2004 net sales were $481 million versus first quarter 2003 (as restated) net sales of $382 million. The primary driver of the increase in our 2004 sales was our New Castle acquisition, which contributed $93 million in the first quarter of 2004. In addition we had approximately $17 million in additional volume related to new product launches and ramp up of existing programs as well as a $12 million benefit from foreign exchange movements. However, these increases were partially offset by approximately $15 million related to our divestiture of two aluminum die casting facilities within our Driveline segment, and a 4.5% decrease in North American vehicles production from our three largest customers (Ford, GM and DaimlerChrysler). Operating profit increased from $9.9 million in 2003 (as restated) to $13.2 million in 2004. The increase in 2004 operating profit is primarily the result of our New Castle acquisition but is somewhat offset by a $7.6 million charge taken in connection with our divestiture of two manufacturing facilities within our Driveline segment.

Key Indicators of Performance (Non-GAAP Financial Measures)

In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance.

We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairment, preferred stock dividends, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

By selecting Adjusted EBITDA, management believes that it is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following is a reconciliation of our Adjusted EBITDA to net income (loss) for the three months ended March 28, 2004 and March 30, 2003 (as restated):

	(In thousands)
	2004	2003
		(Restated)
Net loss	$(5,250)	$(11,060)
Income tax benefit	(240)	(3,290)
Interest expense	20,100	17,920
Depreciation and amortization in operating profit	31,530	24,950
Non-cash stock award expense	230	900
Preferred stock dividend	4,260	—
Non-cash gain on maturity of interest rate arrangements	(6,590)	—
Loss on disposition of manufacturing facilities	7,600	—
Equity (gain) loss from affiliates, net	(1,460)	2,630
Certain items within Other, Net(1)	2,350	2,580
Adjusted EBITDA	$52,530	$34,630

(1)	Reconciliation of Other Expense

	(In thousands)
	2004	2003
		(Restated)
Items deducted from net loss in determining Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$2,350	$2,580
Items included in determining Adjusted EBITDA (includes foreign currency, royalties and interest income)	30	1,080
Total other, net	$2,380	$3,660

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	(In thousands)
	2004	2003
		(Restated)
Restructuring charges	$(190)	$(1,530)
Fixed asset disposal losses	(320)	(1,210)
Foreign currency losses	(430)	(1,230)
Independent investigation fees	(1,170)	—

Results of Operations

Quarter Ended March 28, 2004 versus March 30, 2003 (As Restated)

Net Sales.    Net sales by segment and in total for the three months ended March 28, 2004 and March 30, 2003 (as restated) were:

	(In thousands)
	Three Months Ended March 28, 2004	Three Months Ended March 30, 2003
		(Restated)
Segment
Chassis Segment	$128,320	$39,870
Driveline Segment	195,430	200,320
Engine Segment	157,390	141,730
Total Company	$481,140	$381,920

Our first quarter 2004 net sales were $481 million versus first quarter 2003 (as restated) net sales of $382 million. The primary driver of the increase in our 2004 automotive sales was our New Castle acquisition, which contributed $93 million in the first quarter of 2004. In addition, we had approximately $17 million in additional volume related to new product launches and ramp up of existing programs as well as a $12 million benefit from foreign exchange movements. However, these increases were partially offset by approximately a $15 million decrease related to our divestiture of two aluminum die casting facilities within our Driveline segment and a 4.5% decrease in North American vehicles production from our three largest customers (Ford, GM and DaimlerChrysler). The specific sales differences are further explained in the segment information section.

Gross profit.    Gross profit by segment and in total for the three months ended March 28, 2004 and March 30, 2003 (as restated) were:

	(In thousands)
	Three Months Ended March 28, 2004	Three Months Ended March 30, 2003
		(Restated)
Segment
Chassis Segment	$7,330	$4,130
Driveline Segment	20,690	18,680
Engine Segment	28,520	22,040
Corporate/centralized resources	(4,330)	(3,810)
Total Company	$52,210	$41,040

Our gross profit was $52.2 million, or 10.9% of net sales for 2004 compared to $41.0 million or 10.7% of net sales for 2003 (as restated). The increase of $11.2 million was primarily due to the sales increase noted above. The approximate $3.5 million increase in raw materials noted earlier was primarily offset by cost reduction activities across the Company and, in some cases, increases in prices charged to our customers.

Selling, General and Administrative.    Selling, general and administrative expenses were $31.2 million, or 6.5% of net sales, for 2004 compared to $29.7 million, or 7.8% of sales in 2003. The $1.5 million increase from 2003 to 2004 is primarily explained by approximately $1 million in fees and expenses in 2004 related to the Independent Investigation described in Note 2 to the consolidated financial statements contained herein. The reduction in selling, general and administrative expenses as a percentage of net sales additionally reflects the fact that the New Castle facility was able to integrate into our operation without significant additional investment in these activities.

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the three months ended March 28, 2004 and March 30, 2003 (as restated) was:

	(In thousands)
	Three Months Ended March 28, 2004	Three Months Ended March 30, 2003
		(Restated)
Segment
Chassis Segment	$6,190	$1,880
Driveline Segment	13,350	12,910
Engine Segment	8,850	8,250
Corporate/centralized resources	3,140	1,910
Total Company	$31,530	$24,950

The net increase in depreciation and amortization of approximately $6.6 million is principally explained by $4.5 million of depreciation and amortization expense associated with our New Castle acquisition. Additionally, for the past several years capital spending has been in excess of our depreciation expense. Thus, the additional capital spending accounts for the remaining increase in depreciation expense.

Restructuring Charges.    We incurred $0.2 million of additional restructuring charges in the first quarter of 2004 compared to $1.5 million incurred in the first quarter of 2003. The 2004 charges are primarily as a result of headcount reductions initiated in our Driveline segment. Net restructuring activity in the first quarter of 2004 is as follows:

(In thousands)
Severance Costs
Balance December 28, 2003	$7,670
Charges to expense	190
Cash payments	(2,000)
Balance at March 28, 2004	$5,860

Disposition of Manufacturing Facilities.    In connection with our sale of two aluminum die casting facilities in our Driveline segment, we incurred a $7.6 million charge in the first quarter of 2004 . This charge represents the book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets. See Note 11 to the consolidated financial statements included herein.

Operating Profit.    Operating profit was $13.2 million, or 2.7% of sales, for the first quarter of 2004 compared to $9.9 million, or 2.6% of sales (as restated), for the same period in 2003. This includes a $7.6 million charge relating to the disposition of two manufacturing facilities discussed above from 2004. This resulting increase is principally explained by the significant increase in sales and the decrease in selling, general and administrative expenses as a percentage of sales. The makeup of each of these differences is discussed in greater detail above. Operating profit by segment for the three months ended March 28, 2004 and March 30, 2003 (as restated) is as follows:

	(In thousands)
	Three Months Ended March 28, 2004	Three Months Ended March 30, 2003
		(Restated)
Segment
Chassis Segment	$3,080	$1,810
Driveline Segment	1,320	5,880
Engine Segment	18,230	11,330
Corporate/centralized resources	(9,430)	(9,160)
Total Company	$13,200	$9,860

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $52.5 million in the first three months of 2004 from $34.6 million during the same period in 2003 (as restated). The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in "— Segment Information" below, we provide a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
	Three Months Ended March 28, 2004	Three Months Ended March 30, 2003
		(Restated)
Segment
Chassis Segment	$9,270	$3,690
Driveline Segment	22,270	18,790
Engine Segment	27,080	19,580
Corporate/centralized resources	(6,090)	(7,430)
Total Company	$52,530	$34,630
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$320	$1,210
Memo: Other, net loss included in calculation of Adjusted EBITDA	$30	$1,080

Interest Expense.    Interest expense increased from $17.9 million in the first quarter of 2003 (as restated) to approximately $20.1 million in 2004. The increase is principally due to $0.8 million in interest arising from additional indebtedness from our New Castle acquisition and $3.8 million in interest arising from our 10% senior notes issued in October 2003. These increases were offset by a decrease of $1.1 million in interest expense related to the redemption of the $98.5 million outstanding balance on the 4.5% subordinated debentures and a decrease of $0.4 million in interest expense related to the repayment of $46.6 million of term loan debt in the fourth quarter of 2004.

Equity Loss from Affiliates.    Equity earnings (loss) from affiliates were $1.5 million in the first quarter of 2004. The improvement versus our first quarter 2003 loss of $2.6 million reflects the improved operating results of our equity affiliates.

Other, Net.    Other, net decreased to $2.4 million in the first quarter of 2004 versus a loss of approximately $3.7 million in the first quarter of 2003 (as restated). The primary reason for the decline is a $0.8 million reduction in foreign currency losses in 2004 versus 2003.

Preferred Stock Dividends.    Preferred stock dividends were $4.3 million in the first quarter of 2004 as compared to $2.2 million for the same period in 2003. This increase is due to dividends on the $64.5 million of preferred stock issued in connection with the New Castle acquisition and compounded interest on preexisting preferred stock. Due to our adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" as of the quarter ended March 28, 2004, preferred stock dividends are included as other expense, net on our consolidated statement of operations beginning in 2004.

Taxes.    The provision for income taxes for the first quarter of 2004 was a benefit of $0.2 million as compared with a benefit of $3.3 million for the first quarter of 2003 (as restated). The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends, foreign losses for which losses are not recognized and foreign tax rates in excess of the U.S. rate as well as the provision for unremitted earnings of a foreign subsidiary.

Segment Information

Chassis Segment.    Sales for our Chassis Segment increased in the first quarter of 2004 to $128.3 million versus $39.9 million in the prior period (as restated). The primary driver of the approximate $88 million increase in sales is a $93 million increase from the acquisition of New Castle offset by $4.2 million decrease due to the divestiture of our Fittings operation in April 2003. Adjusted EBITDA for the segment increased from $3.7 million in the first quarter of 2003 (as restated) to $9.3 million in 2004. The increase is primarily due to an approximate $7 million increase from our New Castle acquisition (results are net of approximately $2.5 million in operating leases used to finance the acquisition), offset partially by approximately $1 million from the divestiture of our Fittings operation and $0.1 million in fixed asset losses in 2003. Operating profit increased by $1.3 million in the first quarter of 2004 due to the above factors but was offset by an increase of $4.3 million in depreciation and amortization expense primarily relating to the New Castle acquisition.

	(In thousands)
	Three Months Ended March 28, 2004	Three Months Ended March 30, 2003
		(Restated)
Chassis Segment
Sales	$128,320	$39,870
Operating profit	$3,080	$1,810
Depreciation and amortization	6,190	1,880
Adjusted EBITDA	$9,270	$3,690
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$—	$140

Driveline Segment.    Sales for our Driveline segment were $195.4 million in the first quarter of 2004 versus $200.3 million in 2003 (as restated). Sales decreased $15 million related to the divestiture of two aluminum die casting facilities but were offset by a $6.4 million benefit in foreign exchange fluctuations. The remaining net increase is primarily attributable to higher sales volume from existing customers and products launched in 2003. Adjusted EBITDA for the segment increased to $22.3 million versus $18.8 million in the prior year (as restated). Approximately $2.2 million of the increase relates to the sale of the two aluminum die casting facilities discussed above that had a negative Adjusted EBITDA in 2003 (as restated). Additionally, $1.5 million of the increase relates to foreign exchange fluctuations, but is more than offset by approximately $2 million in higher steel procurement costs and $0.2 million in fixed asset losses in 2004. The remaining net increase is primarily driven by cost reductions and, in some cases, increased prices from our customers that reflect the rise in our material prices. Operating profit decreased from $5.9 million in 2003 (as restated) to $1.3 million in 2004. In addition to the factors discussed above influencing Adjusted EBITDA, the decrease in 2004 is primarily attributable to the $7.6 million disposition of two manufacturing facilities discussed earlier.

	(In thousands)
	Three Months Ended March 30, 2004	Three Months Ended March 30, 2003
		(Restated)
Driveline Segment
Sales	$195,430	$200,320
Operating profit	$1,320	$5,880
Asset impairment	7,600	—
Depreciation and amortization	13,350	12,910
Adjusted EBITDA	$22,270	$18,790
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$240	$—

Engine Segment.    Sales for our Engine Segment increased to $157.4 million in the first quarter of 2004 or 11.1% over 2003 (as restated) sales of $141.7 million. The $16 million increase primarily reflects additional volume from new product launches and a $5.3 million benefit related to foreign exchange movements. Adjusted EBITDA increased from $19.6 million in the first quarter of 2003 (as restated) to $27.1 million in 2004. The increase primarily relates to additional sales volume, but is also aided by an approximate $4 million in cost reductions, an approximate $0.2 million benefit related to foreign exchange movements and a reduction in fixed asset losses of approximately 0.1 million in 2004 versus 2003. Operating profit increased to $18.2 million in the first quarter of 2004 from $11.3 million in 2003 (as restated). In addition to the factors discussed above, operating profit was negatively affected by a $0.6 million increase in depreciation and amortization expense.

	(In thousands)
	Three Months Ended March 28, 2004	Three Months Ended March 30, 2003
		(Restated)
Engine Segment
Sales	$157,390	$141,730
Operating profit	$18,230	$11,330
Depreciation and amortization	8,850	8,250
Adjusted EBITDA	$27,080	$19,580
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$80	$170

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $6.1 million in the first quarter of 2004 versus a loss of $7.4 million in the prior period (as restated). This decrease in expense is primarily attributable to savings from restructuring activities initiated in 2003 to streamline corporate functions such as information technology, human resources, and customer sales. Additionally, 2003 expense was negatively impacted by a $0.9 million fixed asset loss and an approximate $1.1 million loss in other expense, net primarily related to foreign currency exchange losses. However, the savings in 2004 were somewhat offset by approximately $1 million of expenses associated with our Independent Investigation discussed in Note 2 to the Company's consolidated financial statements contained herein. Operating profit decreased by $0.3 million in 2004 due to the factors discussed above.

	(In thousands)
	Three Months Ended March 28, 2004	Three Months Ended March 30, 2003
		(Restated)
Corporate/Centralized Resources
Operating profit	$(9,430)	$(9,160)
Non-cash stock award expense	230	900
Depreciation and amortization	3,140	1,910
Other, net	(30)	(1,080)
Adjusted EBITDA	$(6,090)	$(7,430)
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$—	$900
Memo: Other, net loss included in calculation of Adjusted EBITDA	$30	$1,080

Liquidity and Capital Resources

Overview of Capital Structure.    Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility. We have significant unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with our largest customers. If these additional liquidity sources were to become unavailable or limited by customer concentration, credit quality or otherwise, we would require additional borrowing capacity through similar means or other lines of credit. At March 28, 2004, we received approximately $70 million under the accelerated collection programs. We were recently notified that a portion of this program will expire in 2004, with the majority of the program expiring in 2005. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we are examining other alternative programs in the marketplace, as well as enhanced terms directly from our customers. However, we may not be able to reach a favorable resolution in a timely manner, and the new arrangements may be less advantageous to the Company. If we are unable to replace these arrangements, it could adversely affect our liquidity and future covenant compliance under our senior secured credit facility. In addition, if we fail to renew our accounts receivable securitization agreement, which expires in November 2005, we could have adverse effects on our liquidity and future covenant compliance. However, we had $117 million of undrawn and available commitments on our revolving credit facility at March 28, 2004.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and balance sheet strengthening. In the first quarter of 2004, we have used our cash primarily to service our debt obligations, fund our capital expenditure requirements, and make the New Castle acquisition.

Liquidity.    We had approximately $55 million of cash deposits at March 28, 2004 (after netting outstanding checks, our balance sheet reflects $46 million). Additionally, we had $117 million of undrawn and available commitments from our revolving credit facility. Thus, our total liquidity including cash deposits and the revolving credit facility was approximately $163 million (net of outstanding checks) at March 28, 2004.

Effect of Independent Investigation on Covenants and Liquidity.    Due to the delay in filing our financial statements as a result of the Independent Investigation and the restatement (see Note 2 to the consolidated financial statements included herein), we were required to seek waivers from our senior bank group, accounts receivable financing providers and certain lessors under sale-leaseback arrangements. Furthermore, prior to this filing, we did not comply with a covenant related to the delivery of financial statements for our 11% senior subordinated notes due in 2012 and the 10% subordinated notes due in 2013. However, we have not received a notice of default from either the trustee or the holders of such notes for either of these two securities. During this time period we have continued to have adequate access to our accounts receivable securitization and revolving credit facilities. Upon completion and delivery of our financial statements with the SEC (Form 10K for 2003 and Form 10Q for the first and second quarters of 2004) , we will no longer require extensions of these waivers, or be in violation of any covenants on our notes discussed above.

TriMas Common Stock.    As of March 28, 2004, our remaining shares outstanding in TriMas were 5.75 million, representing a book value of $121 million, that are recorded as "equity and other investments in affiliates" in the Company's consolidated balance sheet as of March 28, 2004. We continue to monitor opportunities to liquidate all or a portion of this interest to assist in funding operations, repaying debt and making strategic investments and/or acquisitions.

Debt, Capitalization and Available Financing Sources.    On October 20, 2003, we issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. As these notes were not registered within 210 days from the closing date, the annual interest rate increased by 1% and will remain so until the registration statement is declared effective. The net proceeds from this offering were used to redeem the balance of the $98.5 million aggregate principal amount of the outstanding 4.5% subordinated debentures that were due in December 2003, and to repay $46.6 million of term loan debt under our credit facility. As a result of this term loan repayment, our semi-annual principal installments on the term loan facility were decreased to $0.4 million with the remaining outstanding balance due December 31, 2009. Due to this financing, we agreed with our banks to decrease our revolver facility to $200 million.

	(In millions)
	March 28, 2004	December 28, 2003
Senior credit facilities:
Term loan	$352	$352
Revolving credit facility	32	—
Total senior credit facility	$384	$352
11% senior subordinated notes, with interest payable semi-annually, due 2012	250	250
10% senior notes, with interest payable semi-annually, due 2013	150	150
10% senior subordinated notes, with interest payable semi-annually, due 2014	32	—
Other debt	29	26
Total	$845	$778
Less current maturities	11	11
Long-term debt	$834	$767

At March 28, 2004, we were contingently liable for standby letters of credit totaling $50.6 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an EBITDA to cash interest expense coverage ratio to exceed 2.00 through March 28, 2004, increasing to 2.25 through July 3, 2005; and a debt to EBITDA leverage ratio not to exceed 5.25 through March 28, 2004, decreasing to 5.00 and 4.75 for the quarters ending June 27, 2004 and October 3, 2004, respectively. The accounts receivable facility is included in computing debt for the purposes of these covenant calculations. We were in compliance with the preceding financial covenants throughout the quarter and obtained waivers associated with the timely submission of financial statements and associated representations and warranties through November 15, 2004. Our most restrictive covenant is the leverage ratio. The permitted leverage ratio (as modified on September 30, 2004) becomes more restrictive in future periods, declining to 5.00 in the second fiscal quarter of 2004, 4.75 in the third fiscal quarter of 2004, 4.50 in the first fiscal quarter of 2005, 4.25 in the third fiscal quarter of 2005, 3.75 in the fourth fiscal quarter of 2005, 3.00 in the first fiscal quarter of 2006 and 2.75 in the fourth fiscal quarter of 2006 and thereafter.

New Castle Acquisition.    We successfully completed our purchase of DaimlerChrysler's common and preferred interests in NC-M Chassis ("New Castle") on December 31, 2003 (subsequent to our 2003 year end of December 28th). We financed this acquisition with $118.8 million in cash, $31.7 million in aggregate principal amount of a new issue of 10% senior subordinated notes and $64.5 million in aggregate liquidation preference Series A-1 redeemable preferred stock. The cash portion of the consideration was funded in part with the net cash proceeds of approximately $65 million from the sale to and subsequent leaseback of certain equipment from General Electric Capital Corporation, and the remainder was funded through the Company's revolving credit facility.

Interest Rate Hedging Arrangements.    In February 2001, we entered into interest rate protection agreements with various financial institutions to hedge a portion of our interest rate risk related to the term loan borrowings under our credit facility. These agreements included two interest rate collars with a term of three years, a total notional amount of $200 million and a three month LIBOR interest rate cap and floor of 7% and 4.5%, respectively, and four interest rate caps at a three month LIBOR interest rate of 7% with a total notional amount of $301 million. As a result of our early retirement of our term loans in June 2002, we recorded a cumulative non-cash loss of $7.5 million, which is included in our consolidated statement of operations for the year ended December 29, 2002. The two interest rate collars and two of the interest rate caps totaling $200 million were immediately redesignated to our new term loan borrowings in June 2002. The remaining two interest rate caps totaling $101 million no longer qualify for hedge accounting. Therefore, any unrealized gain or loss is recorded as other income or expense in the consolidated statement of operations beginning June 20, 2002.

The two interest rate collars expired in the first quarter of 2004, and accordingly we recognized a pre-tax non-cash gain of approximately $6.6 million, which reflects the reversal of the majority of the non-realized charge reflected in our 2002 results and explained in the above paragraph. Prior to the expiration of these interest rate collars, we recognized approximately $1.1 million as additional interest expense in 2004. Prior to their maturity, $6.6 million was included in accumulated other comprehensive income related to these arrangements.

Off-Balance Sheet Arrangements

Our Receivables Facility.    We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary, MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $150 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $1.6 million in the first quarter of 2004.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At March 28, 2004, we had fully utilized the facility with $98.6 million outstanding. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of March 28, 2004, we had available approximately $67 million from these commitments, and approximately $52.2 million of receivables were sold under these programs. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations.

Certain Other Commitments.    We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

Sale-Leaseback Arrangements.    In the first quarter of 2004, we entered into two sale-leaseback arrangements. On December 31, 2003 we entered into a sale-leaseback with proceeds of approximately $4.5 million. This lease was accounted for as a capital lease and the present value of our lease payments is therefore reflected in our debt balance. We also entered into a $65 million sale-leaseback on December 31, 2003, as part of our financing related to the purchase of New Castle. This lease for New Castle equipment is accounted for as an operating lease and the annual lease expense is approximately $10 million

In March 2003, we entered into a sale-leaseback transaction with respect to certain manufacturing equipment for proceeds of approximately $8.5 million, and in October 2003, we entered into a sale-leaseback transaction for machinery and equipment for additional proceeds of $8.5 million. In July 2003, we entered into an approximate $10 million operating lease associated with the acquisition of our Greensboro, North Carolina facility. The proceeds from this lease were used to finance a portion of the acquisition of this facility from Dana Corporation. All of these leases are accounted for as operating leases. The sale-leasebacks initiated in 2003 contribute an additional $3.8 million in annualized lease expense going forward, which is included in our "Contractual Cash Obligations," below. We continue to look to sale-leaseback and other leasing opportunities as a source of cash for debt reduction and other uses. Our total obligations under lease agreements are summarized in the Contractual Cash Obligations table that follows.

Redeemable Preferred Stock.    We have outstanding $143 million in aggregate liquidation value of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13%, 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid in 2003 or 2004. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

Saturn-Related Obligations.    In the November 2000 recapitalization of the Company, our shares were converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. We hold 1,796,800 shares of Class A common stock and 1,796,800 shares of Class B common stock of Saturn, a privately held corporation. As such, there is no readily available market value of these shares. However, the value of this investment as recorded on the Company's books was $6.0 million as of December 28, 2003 and $6.8 million at March 28, 2004. We have not identified any indicators of impairment.

Although no disposition of the stock of Saturn was made prior to the recapitalization or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. We are not responsible to disburse any funds to the previous holders of the Company's common stock if the sale proceeds are less than $18 million. Any sale of the stock of Saturn requires approval from a committee representing the interests of the former shareholders of the Company. Thus, the Company does not control the timing of the sale of Saturn's stock. It is possible that the Company may choose to agree to accept an amount less than that indicated above to accelerate a disposition of the holdings of this stock.

Credit Rating.    Metaldyne is rated by Standard & Poor's and Moody's Ratings. We currently have long-term ratings of BB/B2 on our senior credit facility, B/B3 on our 10% senior notes due 2013 and B/Caa1 on our 11% senior subordinated notes due 2012. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase and our ability to tap certain financial markets may be limited.

Capital Expenditures.    Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures by product segment for the periods presented were:

	(In thousands)
	March 28, 2004	March 30, 2003
		(Restated)
Capital Expenditures:
Chassis	$12,430	$2,030
Driveline	7,240	12,460
Engine	8,530	5,700
Corporate	1,790	1,560
Total	$29,990	$21,750

Cash Flows

Operating activities — Net cash provided by operating activities totaled $88.8 million for the quarter ended March 28, 2004, compared to a $16 million increase in 2003 (as restated). Adjusting the 2004 results for the approximate $70 million increased use of the accounts receivable securitization facility, the 2004 operating cash flow would have approximated $19 million, or approximately $3 million higher than 2003 results. The improved operating results in 2004 were partially offset by a slight increase in working capital usage in 2004 (excluding the accounts receivable securitization facility).

Investing activities — Cash flows used in investing activities totaled $183.4 million for the quarter ended March 28, 2004, compared to a use of cash of $33.3 million in 2003 (as restated). Capital expenditures were higher in 2004 by approximately $8 million than in 2003 primarily related to increased new business launch activity. Additionally, we acquired the New Castle facility in 2004 for approximately $218 million including fees and offset by proceeds from a sale-leaseback of approximately $65 million on New Castle's equipment. In 2003, we invested $20 million in NC-M Chassis Systems, LLC, a joint venture with DaimlerChrysler Corporation. Proceeds from sale-leaseback transactions with respect to equipment and real property represented a source of cash of $8.5 million in 2003.

Financing activities — Cash flows from financing activities totaled $126.2 million for the quarter ended March 28, 2004, compared to a use of cash of $1.8 million in 2003 (as restated). In 2004, we issued $96 million in new debt and preferred stock to acquire New Castle and ended the quarter with approximately $32 million outstanding on our revolving credit facility versus zero outstanding in the prior year. Cash and cash equivalents increased $46 million in the quarter.

Outlook

Automotive vehicle production in 2004 is expected to be slightly below 2003 production levels in North America and slightly higher in Europe, but there are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

Consistent with operating in the global vehicle industry, we anticipate competitive pressures and thus expect to face significant price reduction pressures from our customer base. In 2003, though, we invested significantly in automation and underwent restructuring activities to help offset these pricing pressures. In addition, we are facing significant increases in the cost to procure certain materials utilized in our manufacturing processes such as steel, energy, Molybdenum and nickel. In general, steel prices have recently risen by as much as 60-100% and have thus created significant tension between steel producers, suppliers and end customers. Based on current prices, our steel costs could increase approximately $50 million in 2004. However, we anticipate several initiatives such as steel scrap sales, steel resourcing efforts, contractual steel surcharge pass through agreements with customers and reducing or eliminating 2004 scheduled price downs to our customers will offset approximately $30 million of these increased costs. Additionally, we are actively working with our customers to 1) obtain additional business to help offset these prices through better utilization of our capacity, 2) negotiate a surcharge for customers without a contractual pass-through arrangement to reflect the increased material costs, and/or 3) resource certain of our products made unprofitable by these increases in material costs. We will actively work to mitigate the effect of these steel increases throughout 2004.

Two of our largest suppliers have recently declared bankruptcy and are in the process of reorganizing. The effect on the Company from these bankruptcies is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

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

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Management believes cash flow from operations and debt financing and refinancing that occurred in October 2003 will provide us with adequate sources of liquidity for the foreseeable future. However, our sources of liquidity may be inadequate if we are unable to obtain operating targets, which would cause us to seek covenant relief from existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt. Therefore, we may be unable to secure equity or other financing. We were recently notified that a portion of the accelerated accounts receivable programs with our largest customers will expire in 2004, while the majority will expire in 2005. These programs accelerated approximately $70 million at March 28, 2004. We are actively working to find substitutes to replace these programs, but there is no certainty that we will be successful. However, we had $117 million of undrawn and available commitments on our revolving credit facility at March 28, 2004.

Contractual Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of March 28, 2004.

		(In millions)
		Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$384	$1	$2	$34	$347
11% Senior subordinated notes due 2012	250	—	—	—	250
10% Senior notes due 2013	150	—	—	—	150
10% Senior subordinated notes due 2014	32	—	—	—	32
Other debt	16	5	2	1	8
Capital lease obligations	13	5	6	1	1
Operating lease obligations(1)	336	47	83	76	130
Redeemable preferred stock, including accrued dividends	143	—	—	—	143
Pension contributions (data available through 2004)	38	18	20	—	—
Contractual severance	7	5	2	—	—
Total contractual obligations	$1,369	$81	$115	$112	$1,061

(1)	Operating lease expense is included in the determination of Adjusted EBITDA.

At March 28, 2004, we were contingently liable for standby letters of credit totaling $51 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We believe that our product warranty exposure is immaterial; however, it is continuously monitored for potential warranty implications of new and current business.

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

Pension and Postretirement Benefits Other Than Pensions.    The determination of our obligation and expense for our pension and postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. These assumptions are described in Note 25, Employee Benefit Plans, of our consolidated financial statements for the year ended December 28, 2003, which include, among others, discount rate, expected long-term rate of return on plan assets and rate of increase in compensation and health care costs. While we believe that our assumptions are appropriate, significant differences in our actual experience or assumptions may materially affect our pension and postretirement benefits other than benefits and our future expense. Our actual return on pension plan assets was 6.5% for the year ended December 28, 2003. In comparison, our expected long-term return on pension plan assets was 8.96% for the year ended December 28, 2003. The expected return on plan assets was established by analyzing the long-term returns for similar assets, and as such, no revisions have been made to adjust to actual performance of the plan assets.

New Accounting Pronouncements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 15, 2003. Due to the Company being a nonpublic entity as defined in SFAS No. 150, we have adopted this Statement effective for the quarter ended March 28, 2004. As a result of the Company's adoption of SFAS No. 150, the Company's redeemable preferred stock is classified as a long-term liability on the Company's consolidated balance sheet effective as of the quarter ended March 28, 2004, and preferred stock dividends associated with this redeemable preferred stock are classified as other expense, net on the Company's consolidated statement of operations beginning with the quarter ended March 28, 2004.

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

In the second quarter of 2004, a Financial Accounting Board (FASB) Staff Position (FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003") was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company estimates the federal subsidy included in the law will ultimately result in an approximate $4.5 million to $6.0 million reduction in Metaldyne's postretirement benefit obligation. However, the reduction is not reflected in the Company's postretirement benefit obligation at the balance sheet date, since this information is as of the Company's September 30, 2003 measurement date. For 2004, the Company expects a net reduction in our postretirement expense when compared to 2003. This decrease reflects the favorable impact of the Medicare legislation and changes to the plans that eliminated some coverage, offset by a 50 basis point decline in the discount rate and adverse experience in health care trends.

Other Matters

Fiscal Year

Effective beginning in 2002, our fiscal year will end on the Sunday nearest to December 31.

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company — Safe Harbor Statements

This report contains statements reflecting the Company's views about its future performance, its financial condition, its markets and many other matters that constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this quarterly report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this quarterly report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

•	Dependence on Automotive Industry and Industry Cyclicality — The industries in which we operate depend upon general economic conditions and are highly cyclical. Our performance is affected particularly by new vehicle sales, which can be highly sensitive to changes in interest rates, consumer confidence and fuel costs. We experience sales declines during the third calendar quarter as a result of scheduled OEM shutdowns.

•	Customer Concentration — Our base of customers is concentrated among original equipment manufacturers in North America, particularly the large automotive manufacturers, and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect us.

•	Ability to Finance Capital Requirements — Our business is capital intensive. We have made substantial capital investments to improve capacity and productivity and to meet customer requirements. More investment is required to maintain and expand our future business awards. If we are unable to meet future capital requirements, our business may be materially adversely affected.

•	Increases in Costs Due to Our Supply Base and Raw Materials — Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could negatively affect our financial health and results. In particular, we have been recently adversely impacted by steel costs, which we have been unable to wholly mitigate. In addition, certain of our suppliers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for interrupted supply, unfavorable payment terms and/or higher prices. Specifically, two of our largest suppliers have recently declared bankruptcy, and are in the process of reorganizing. The effect on the Company from these bankruptcies is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

•	Our Industries are Highly Competitive — Continuing trends among our customers will increase competitive pressures in our businesses. Certain of our competitors have greater financial resources and, in some cases, we compete with our own customers. The continuing trend towards limiting outside suppliers involves significant risks, as well as opportunities, and has increased competition. We have experienced and may continue to experience adverse pricing pressures as a result.

•	Changing Technology — Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. We may require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive.

•	Challenges of Acquisition Strategy — We intend to actively pursue acquisitions and/or joint ventures but we may not be able to identify attractive acquisition and/or joint venture candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions and/or joint ventures, particularly with respect to any acquisitions outside North America.

•	Dependence on Key Personnel and Relationships — We depend on the services of key individuals, particularly our executive officers, and our relationship with our controlling stockholder. The loss of any key individual or change in our relationship with our controlling stockholder could materially and adversely harm us.

•	Labor Stoppages Affecting OEMs — We may be subject to work stoppages at our facilities or those of our principal customers or suppliers, which could materially and adversely harm us.

•	Outsourcing Trend — Our strategies may not succeed if anticipated outsourcing among automotive manufacturers fails to materialize to the extent we have assumed. Principal risks to continued outsourcing are union/labor considerations and objections.

•	International Sales — A growing portion of our revenue may be derived from international sources, which exposes us to certain risks, such as foreign trade restrictions, government embargoes, tariffs, foreign currency risks, expatriation risks and political instability.

•	Product Liability and Warranty Claims — We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage. In addition, claims may be asserted against us in respect of formerly owned operations, such as TriMas, for which we are indemnified. In the event of financial difficulties, TriMas may be unable to satisfy indemnification claims.

•	Environmental Matters — Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

•	Control by Principal Stockholder — We are controlled by Heartland, whose interests in our business may be different than other investors in the Company.

•	Terms of Stockholders Agreement — Provisions of a stockholders agreement among the majority of our stockholders impose significant operating and financial restrictions on our business without certain stockholder agreement. In the event our significant stockholders are unable to agree on certain actions, we may be materially and adversely impacted.

•	Leverage; Ability to Service Debt — We may not be able to manage our business as we might otherwise do so due to our high degree of leverage. Our high degree of leverage means that we must dedicate significant cash flow to debt service. By doing so, we will have greater difficulty in meeting other important commercial and financial obligations or in pursuing various strategies and opportunities.

•	Substantial Restrictions and Covenants — Restrictions in our debt instruments limit our ability to take certain actions, including to incur further debt, finance capital expenditures, pay dividends and sell or acquire assets or businesses. These restrictions may prevent us from taking actions in the interests of our securityholders. In addition, our ability to comply with our financial covenants in our debt instruments may be impacted by numerous matters, including matters beyond our control. In the event, we are in default, we may be materially and adversely impacted.

•	Implementation of Control Improvements — We have not yet completed implementation of our current plans to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our independent auditors and take other actions to meet our 2005 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002.

•	Impact of Restatement — The disclosure of the restatement and weaknesses in our internal control over financial reporting may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to the restatement and our control weaknesses is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosures or otherwise.

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

In addition to the foregoing, readers of this quarterly report are cautioned that, prior to the announcement of the Independent Investigation referred to herein, the Commission provided the Company with comments in the ordinary course on its filings under the Securities Exchange Act of 1934 as amended. The Company believes that it has supplementally or in this report adequately responded to the Staff's comments on the Company's filings. However, it is entirely possible that disclosure may change as a result of the Commission's review of this filing and the Company's responses to those comments. Further, the Company has not included certain historical selected financial data in its Annual Report and the Commission may comment that the Company's Form 10-K must be amended for the inclusion of such information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 15 "Long-Term Debt" in the notes to the consolidated financial statements in our 2003 Form 10-K for additional information.

ITEM 4.	CONTROLS AND PROCEDURES

The Company's quarterly financial information has been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the first three fiscal quarters of 2003. Reference is made to Note 2 to the Company's consolidated financial statements contained herein, and Note 2 to our consolidated financial statements on our 2003 Form 10K, for greater detail on the restatement adjustments.

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

In 2003, a plant controller at the Sintered division's St. Mary's, Pennsylvania facility encountered difficulties in understanding certain accounting practices and documentation. In December 2003, he notified the Company's independent auditors, KPMG LLP, that, among other things, he was unable to reconcile certain of the plant's general ledger accounts and to find appropriate documentation for certain entries and indicated that he had concerns regarding the division controller. The Company's Chief Financial Officer initiated an immediate review by the Company's internal audit department of accounting procedures and financial accounting at the domestic plants within the Sintered division. Shortly thereafter, the Company and its Board of Directors authorized the Independent Investigation into certain accounting practices at the Sintered division from 2001 through 2003.

During the initial stages of the investigation, the Company was made aware of errors with respect to the recording of certain entries which it attempted to analyze. While the Company was performing these analyses, in February 2004, the Sintered division controller made the following admissions concerning actions in which he admittedly participated. He admitted that, following the acquisition of the Company in November 2000, income at the Sintered division from 2000 through 2003 was deliberately understated by up to approximately $10 million in the aggregate. He admitted that these understatements were part of an effort to disguise previous overstatements of income by approximately $20 million in aggregate at the Sintered division during the period from 1996 through 1999, which was prior to the acquisition. There were three primary allegations from the former Sintered divisional controller related to the period 1996 to 1999. During this time, he stated income was overstated by (1) overstating fixed assets, (2) understating liabilities (notably accounts payable), and (3) using a complex set of manual journal entries every month to "disguise" the effects of (1) and (2). Following the acquisition in late 2000, he asserted that income was understated through similar actions. The Company concluded that the Sintered division controller's admissions concerning these actions were correct, although the amounts impacted by the actions following the acquisition vary from the allegations. The Sintered division investigation revealed deficiencies, circumventions and breakdowns that occurred in controls and procedures at the Company.

Based upon certain findings within the Sintered division, the investigation was expanded to encompass accounting practices in other areas of the Company concerning the use of accrual and allowance accounts and the recognition of tooling income for the period from 2001 through 2003. This investigation involved an extensive review by those conducting the investigation of journal entries of over a specified amount made over a three year period. As a result of the expanded investigation, the Company became aware of instances of inappropriate accounting relating to reserves and accruals, which had the effect of "smoothing" earnings for certain periods. Specifically, the Company concluded from the investigative findings that there were instances when reserves had been established to cover unanticipated expenses, reserves had been increased or decreased based upon performance, and/or accruals or reserves had been recorded different from estimated or analyzed amounts. The Company also identified from the investigative findings a few instances of incorrect timing in the recognition of tooling income. The investigation categorized journal entries from the relevant periods for analysis by the Company and review by the Company with its current and former independent auditors. The Company analyzed those categories of entries which the investigation determined to be either potentially inaccurate (i.e., warranting further review) or unknown (i.e., insufficient documentation for third party evaluation). Based upon the Company's review of these categories of entries, the Company believes that the net impact on pretax earnings of the entries determined to be inappropriate and the tooling income issue discussed above was less than $0.6 million in 2003 and no quarter was affected by more than that amount.

Through the work of the independent investigation, a number of concerns with financial controls and procedures have been identified. Control concerns specifically identified by those conducting the investigation include, but are not limited to, instances of disregard for, or lack of understanding of, proper accrual accounting under GAAP, particularly in relation to reserve accounts; inconsistent policies and procedures concerning the recognition of tooling income; inadequate training of personnel within key accounting and operations functions; undue pressure on certain accounting personnel relative to operating results; issues in properly reviewing internal reporting packages and questionnaires; a failure to properly account for fixed assets; a lack of timely and adequate monitoring of intercompany balances, management review of general ledger, account reconciliation and manual journal entries; and insufficient information systems safeguards and security controls.

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

The Company has devoted substantial resources to the improvement and review of its control processes and procedures and such review is ongoing. Those conducting the investigation have made observations concerning corrective actions based on the matters that have come to their attention, which the Company has reviewed. The Company has taken actions or considered actions to address concerns and issues referred to above, and intends to continue taking actions as necessary to further address such concerns and issues, by (1) making personnel and organizational changes; (2) improving communications and internal reporting; (3) simplifying and making consistent various accounting policies and procedures and enhancing related documentation; (4) significantly expanding its training programs for both accounting and non-accounting employees related to accounting matters; (5) increasing management's focus on internal controls and improving the extent and timing of management oversight in a number of areas; and (6) implementing processes and procedures to reduce manual interventions and adjustments and more appropriately limit access to certain files and systems. The Company's Audit Committee and its Board of Directors have reviewed the actions undertaken to date in response to the findings arising from the investigation and authorized other actions to improve control processes and procedures. Specific remedial actions have been undertaken since the beginning of 2004 and include the following:

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

Disclosure Controls and Procedures

The evaluation and investigation described above included an evaluation by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation and the investigation, the Chief Executive Officer and Chief Financial Officer concluded that (a) as of March 28, 2004, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that they would meet their objectives, and (b) taking into account the remedial measures implemented by the Company, as of November 10, 2004, notwithstanding the material weaknesses and reportable conditions summarized above, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

46

PART II. OTHER INFORMATION

METALDYNE CORPORATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits.

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

DATE: November 10, 2004

BY: /s/ Jeffrey M. Stafeil Jeffrey M. Stafeil Executive Vice President and Chief Financial Officer (Chief Accounting Officer and Authorized Signatory)

METALDYNE CORPORATION

EXHIBIT INDEX

Exhibit
Exhibit 3.1	Restated Certificate of Incorporation of MascoTech, Inc. (1)
Exhibit 3.2	Bylaws of Metaldyne Corporation. (2)
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference from the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Registration Statement on Form S-1 filed December 27, 2000.