Form 10-Q
period 2004-06-27
METALDYNE CORP
filed 2004-11-12
CIK 745448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 27, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes                 No      X

There is currently no public market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Shares outstanding at November 1, 2004
Common stock, par value $1 per share	42,844,760

METALDYNE CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets – June 27, 2004 and December 28, 2003	2
	Consolidated Statements of Operations for the Three and Six Months Ended June 27, 2004 and June 29, 2003	3
	Consolidated Statements of Cash Flows for the Three and Six Months Ended June 27, 2004 and June 29, 2003	4
	Notes to Consolidated Financial Statements	5-27
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-52
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	52
Item 4.	Controls and Procedures	53-55
Part II.	Other Information and Signature	56-57

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
June 27, 2004 and December 28, 2003
(Dollars In Thousands Except Per Share Amounts)

	June 27, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,820
Receivables:
Trade, net of allowance for doubtful accounts	167,900	139,330
TriMas	6,890	15,350
Other	29,360	26,440
Total receivables, net	204,150	181,120
Inventories	113,870	83,680
Deferred and refundable income taxes	8,120	9,110
Prepaid expenses and other assets	44,470	36,280
Total current assets	370,610	324,010
Equity and other investments in affiliates	128,830	148,830
Property and equipment, net	892,570	707,450
Excess of cost over net assets of acquired companies	582,760	584,390
Intangible and other assets	227,370	247,180
Total assets	$2,202,140	$2,011,860

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$280,900	$201,240
Accrued liabilities	116,990	136,840
Current maturities, long-term debt	8,580	10,880
Total current liabilities	406,470	348,960
Long-term debt	853,410	766,930
Deferred income taxes	121,540	121,520
Minority interest	800	800
Other long-term liabilities	146,810	153,760
Redeemable preferred stock, (aggregate liquidation value $149.4 million)	147,480	—
Total liabilities	1,676,510	1,391,970

Redeemable preferred stock, (aggregate liquidation value $76.0 million)	—	73,980

Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million and 42.7 million shares, respectively	42,830	42,730
Paid-in capital	693,540	692,400
Accumulated deficit	(243,170)	(234,750)
Accumulated other comprehensive income	32,430	45,530
Total shareholders' equity	525,630	545,910
Total liabilities, redeemable stock and shareholders' equity	$2,202,140	$2,011,860

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars In Thousands Except Per Share Data)

	Three Months Ended		Six Months Ended
	(Unaudited)		(Unaudited)
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		(Restated)		(Restated)
Net sales	$521,890	$390,540	$1,003,030	$772,460
Cost of sales	(469,500)	(340,710)	(898,430)	(681,590)
Gross profit	52,390	49,830	104,600	90,870
Selling, general and administrative expenses	(31,250)	(27,630)	(62,470)	(57,280)
Restructuring charges	(1,520)	(2,330)	(1,710)	(3,860)
Loss on disposition of manufacturing facilities	—	—	(7,600)	—
Operating profit	19,620	19,870	32,820	29,730

Other expense, net: Interest expense	(19,650)	(17,280)	(39,750)	(35,200)
Preferred stock dividends	(4,710)	—	(8,970)	—
Non-cash gain on maturity of interest rate arrangements	—	—	6,590	—
Equity gain (loss) from affiliates, net	2,980	(80)	4,440	(2,710)
Other, net	(1,040)	(2,110)	(3,420)	(5,770)

Other expense, net	(22,420)	(19,470)	(41,110)	(43,680)

Income (loss) before income taxes	(2,800)	400	(8,290)	(13,950)
Income tax expense (benefit)	370	(660)	130	(3,950)
Net income (loss)	(3,170)	1,060	(8,420)	(10,000)
Preferred stock dividends	—	2,280	—	4,500
Loss attributable to common stock	$(3,170)	$(1,220)	$(8,420)	$(14,500)
Basic and diluted loss per share attributable to common stock	$(0.07)	$(0.03)	$(0.20)	$(0.34)

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	(Unaudited)
	June 27, 2004	June 29, 2003
		(Restated)
Operating activities:
Net loss	$(8,420)	$(10,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	64,000	52,240
Non-cash stock award expense	470	1,530
Debt fee amortization	1,340	1,100
Fixed asset losses	750	2,200
Loss on disposition of manufacturing facilities	7,600	—
Deferred income taxes	(70)	3,100
Preferred stock dividends	8,970	—
Non-cash interest expense (interest accretion)	—	3,500
Non-cash gain on maturity of interest rate arrangements	(6,590)	—
Equity (earnings) losses from affiliates, net of dividends	(4,440)	2,710
Other, net	(1,170)	(1,610)
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	(77,820)	(3,920)
Net proceeds (redemption) of accounts receivable securitization facility	47,000	—
Inventories	(20,320)	(3,600)
Refundable income taxes	—	15,620
Prepaid expenses and other assets	(8,780)	(5,930)
Accounts payable and accrued liabilities	49,320	(34,700)
Net cash provided by operating activities	51,840	22,240
Investing activities:
Capital expenditures	(63,970)	(54,370)
Proceeds from sale/leaseback of fixed assets	72,530	8,460
Proceeds on disposition of manufacturing facilities	(500)	22,570
Proceeds from sale of TriMas shares	—	20,000
Acquisition of business	(217,850)	(7,650)
Proceeds on sale of joint venture	1,260	—
Investment in joint venture	—	(20,000)
Net cash used for investing activities	(208,530)	(30,990)
Financing activities:
Principal payments of term loan facilities	(440)	(500)
Proceeds of revolving credit facility	117,090	180,000
Principal payments of revolving credit facility	(64,790)	(180,000)
Proceeds of senior subordinated notes, due 2014	31,750	—
Proceeds of other debt	780	1,420
Principal payments of other debt	(5,970)	(4,220)
Issuance of Series A-1 preferred stock	64,450	—
Net cash provided by (used for) financing activities	142,870	(3,300)
Net decrease in cash	(13,820)	(12,050)
Cash and cash equivalents, beginning of period	13,820	19,130
Cash and cash equivalents, end of period	$—	$7,080
Supplementary cash flow information:
Cash paid (refunded) for income taxes, net	$6,780	$(12,440)
Cash paid for interest	$37,680	$31,570

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

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the "2003 Form 10-K"). The results of operations for the period ended June 27, 2004 are not necessarily indicative of the results for the full year.

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

Total Adjustments.    The following table presents the impact on net income of the restatement adjustments for the three and six months ended June 29, 2003:

	(In thousands)
	Three Months Ended June 29, 2003	Six Months Ended June 29, 2003
Net income (loss) as previously reported	$480	$(8,890)
Sintered adjustments	1,000	(1,280)
Tooling, accrual and allowance adjustmemts	90	(290)
Other adjustments	(150)	(220)
Income tax effect	(360)	680
Restated net income (loss)	$1,060	$(10,000)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

The following table summarizes the impact on net income of the restatement adjustments on the consolidated statement of operations for the three and six months ended June 29, 2003:

			(In thousands)
	Three Months Ended June 29, 2003			Six Months Ended June 29, 2003
	As Previously Reported	Restate- ments	As Restated	As Previously Reported	Restate- ments	As Restated

Net sales	$390,290	$250	$390,540	$771,620	$840	$772,460
Cost of goods sold	(340,780)	70	(340,710)	(680,580)	(1,010)	(681,590)
Gross profit	49,510	320	49,830	91,040	(170)	90,870

Selling, general and administrative expenses	(27,630)	—	(27,630)	(57,280)	—	(57,280)
Restructuring charges	(2,330)	—	(2,330)	(3,860)	—	(3,860)
Operating profit	19,550	320	19,870	29,990	(170)	29,730

Other expense, net:
Interest expense	(17,240)	(40)	(17,280)	(35,120)	(80)	(35,200)
Equity loss from affiliates, net	(80)	—	(80)	(2,710)	—	(2,710)
Other, net	(2,760)	650	(2,110)	(4,220)	(1,550)	(5,770)
Other expense, net	(20,080)	610	(19,470)	(42,050)	(1,630)	(43,680)

Income (loss) before income taxes	(530)	930	400	(12,150)	(1,800)	(13,950)
Income tax benefit	(1,010)	350	(660)	(3,260)	690	(3,950)
Net income (loss)	$480	$580	$1,060	$(8,890)	$(1,110)	$(10,000)

Basic and diluted loss per share attributable to common stock	$(0.04)	$0.01	$(0.03)	$(0.31)	$(0.03)	$(0.34)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

The following table summarizes the impact on cash flow for the restatement adjustments for the six months ended June 29, 2003:

	(In thousands)
	As Previously Reported	Restatements	As Restated

Cash flows from operating activities:
Net cash used for operating activities	$23,900	$(1,660)	$22,240

Cash flows from investing activities:
Capital expenditures	(56,100)	1,730	(54,370)
Proceeds from sale/leaseback of fixed assets	8,460	—	8,460
Disposition of businesses to a related party	22,570	—	22,570
Proceeds form sale of TriMas shares	20,000	—	20,000
Acquisition of business, net	(7,650)	—	(7,650)
Investment in joint venture	(20,000)	—	(20,000)
Net cash provided by (used for) investing activities	(32,720)	1,730	(30,990)

Cash flows from financing activities:
Principal payments of term loan facilities	(500)	—	(500)
Proceeds of revolving credit facility	180,000	—	180,000
Principal payments of revolving credit facility	(180,000)	—	(180,000)
Proceeds of other debt	1,420	—	1,420
Principal payments of other debt	(4,150)	(70)	(4,220)
Net cash provided by (used for) financing activities	(3,230)	(70)	(3,300)

Net increase (decrease) in cash	(12,050)	—	(12,050)
Cash and cash equivalents, beginning of period	19,130	—	19,130
Cash and cash equivalents, end of period	$7,080	$—	$7,080

3.    Stock Options and Awards

The following disclosure for the financial statements for the period ended June 27, 2004 is based on the Company continuing to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 and related interpretations.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

	(In thousands except per share amounts)
	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		(Restated)		(Restated)
Net loss attributable to common stock, as reported	$(3,170)	$1,060	$(8,420)	$(10,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(50)	(470)	(170)	(940)
Pro forma net loss attributable to common stock	$(3,220)	$590	$(8,590)	$(10,940)
Loss per share:
Basic and diluted – as reported	$(0.07)	$(0.03)	$(0.20)	$(0.34)
Basic and diluted – pro forma for stock-based compensation	$(0.07)	$(0.04)	$(0.20)	$(0.36)

Beginning in 2004, the Company offered eligible employees the opportunity to participate in a new Voluntary Stock Option Exchange Program (the "Program"), to exchange all of their outstanding options to purchase shares of the Company's common stock granted under the Long Term Equity Incentive Plan (the "Plan") for new stock options and restricted stock units to be granted under the Plan. Participation in the Program is voluntary; however, elections were required to be received by January 14, 2004, with new stock options to be granted on or after July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and those eligible employees not electing to participate in the new Program will continue to be eligible to participate in the existing Plan. Stock compensation expense for the six months ended June 27, 2004 was $0.5 million.

4.    Accounts Receivable Securitization and Factoring Agreements

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $150 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $2.3 million and $2.0 million for the six months ended June 27, 2004 and June 29, 2003 (as restated), respectively, and is included in other expense, net in the Company's consolidated statement of operations. At June 27, 2004, the Company's funding under the facility was $47.0 million with $44.5 million available but not utilized. The discount rate at June 27, 2004 was 2.24% compared to 2.14% at December 28, 2003. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of June 27, 2004, the Company had available approximately $67 million from these commitments, and approximately $57.8 million of receivables were sold under these programs. The Company pays a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with its largest customers. At June 27, 2004, the Company

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

received approximately $57 million under the accelerated collection programs. The Company was recently notified that a portion of this program would expire in 2004, with the majority of the program expiring in 2005. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of the accounts receivable securitization facility, the Company is examining other alternative programs in the marketplace, as well as enhanced terms directly from its customers. However, the Company may not be able to reach a favorable resolution in a timely manner, and the new arrangements may be less advantageous to the Company. If the Company is unable to replace these arrangements, it could adversely affect its liquidity and future covenant compliance under its senior secured credit facility. In addition, if the Company fails to renew its accounts receivable securitization agreement, which expires in November 2005, it could have adverse effects on the Company's liquidity and future covenant compliance. However, the Company had approximately $87 million of undrawn and available commitments on its revolving credit facility at June 27, 2004.

5.    Inventories

Inventories by component are as follows:

	(In thousands)
	June 27, 2004	December 28, 2003
Finished goods	$32,630	$25,710
Work in process	27,260	29,480
Raw materials	53,980	28,490
	$113,870	$83,680

6.    Goodwill and Other Intangible Assets

At June 27, 2004, the goodwill balance was approximately $583 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate as of December 28, 2003. This assessment was completed for the year ended December 28, 2003, which indicated that the fair value of these units exceeded their carrying values.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of June 27, 2004			As of December 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$93,700	$(36,010)	8.2 years	$94,420	$(31,050)	8.2 years
Technology and Other	163,870	(40,440)	14.9 years	165,280	(35,290)	14.9 years
Total	$257,570	$(76,450)	13.6 years	$259,700	$(66,340)	13.6 years

Aggregate Amortization Expense (Included in Cost of Sales):
For the six months ended June 27, 2004		$11,890

Estimated Amortization Expense:
For the year ending January 2, 2005		23,500
For the year ending December 31, 2005		23,100
For the year ending December 31, 2006		23,100
For the year ending December 31, 2007		22,300
For the year ending December 31, 2008		21,600

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 27, 2004 are as follows:

	(In thousands)
	Chassis	Driveline	Engine	Total
Balance as of December 28, 2003	61,630	371,010	151,750	584,390
Exchange impact from foreign currency	—	(1,290)	(340)	(1,630)
Balance as of June 27, 2004	$61,630	$369,720	$151,410	$582,760

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

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

All of the Company's interest rate protection arrangements matured in February 2004 and, as a result of their maturity, a cumulative pre-tax non-cash gain of $6.6 million was recorded and is reflected as a non-cash gain on maturity of interest rate arrangements in the Company's consolidated statement of operations for the six months ended June 27, 2004. Prior to their maturity, $6.6 million was included in accumulated other comprehensive income related to these arrangements. Prior to the expiration of these agreements, the Company recognized additional interest expense of $1.1 million during the six months ended June 27, 2004.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

Segment activity for the three and six months ended June 27, 2004 and June 29, 2003 (as restated) is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		(Restated)		(Restated)
Sales
Chassis	$155,930	$37,600	$284,250	$77,470
Driveline	202,810	202,860	398,240	403,180
Engine	163,150	150,080	320,540	291,810
Total sales	$521,890	$390,540	$1,003,030	$772,460
Adjusted EBITDA
Chassis	$15,340	$3,780	$24,610	$7,470
Driveline	18,110	22,690	40,380	41,480
Engine	27,080	25,040	54,160	44,620
Operating EBITDA	60,530	51,510	119,150	93,570
Centralized resources ("Corporate")	(7,770)	(4,860)	(13,860)	(12,290)
Total Adjusted EBITDA	52,760	46,650	105,290	81,280
Depreciation & amortization	(32,470)	(27,290)	(64,000)	(52,240)
Non-cash stock award expense	(240)	(630)	(470)	(1,530)
Loss on disposition of manufacturing facilities	—	—	(7,600)	—
Other, net included in Adjusted EBITDA	(430)	1,140	(400)	2,220
Operating profit	$19,620	$19,870	$32,820	$29,730

	(In thousands)
	June 27, 2004	December 28, 2003
Total Assets
Chassis	$392,430	$121,260
Driveline	987,010	953,520
Engine	759,130	733,920
Corporate(1)	64,020	203,160
Total	$2,202,590	$2,011,860

	Six Months Ended
	June 27, 2004	June 29, 2003
Capital Expenditures
Chassis	$21,710	$7,890
Driveline	17,090	29,210
Engine	24,710	14,290
Corporate	1,000	2,980
Total	$63,970	$54,370

Intercompany sales for the quarter ended June 27, 2004 were $2.1 million and $0.6 million for the Driveline and Engine segment, respectively. Intercompany sales for the quarter ended June 29, 2003 were $0.8 million for the Engine segment. Intercompany sales for the six months ended June 27, 2004 were $4 million and $1.5 million for the Driveline and Engine segments, respectively. Intercompany sales for the six months ended June 29, 2003 were $1.6 million for the Engine segment.

(1)	Corporate total assets reflect the obligations associated with the Accounts Receivable Securitization program as discussed in Note 4, Accounts Receivable Securitization and Factoring Agreements.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

be satisfied at other of our facilities, for incremental other tube, gear and carrier business for a number of platforms. In September 2004, the Company terminated the supply agreement with Dana.

10.    Asset Impairments and Restructuring Related Integration Actions

In fiscal 2003, the Company entered into several restructuring arrangements whereby it incurred approximately $13.1 million of costs associated with severance and facility closures. These actions include the completion of the Engine segment's European operation reorganization that was initiated in fiscal 2002 and completed in the first quarter of 2003 and actions within the Driveline segment's forging operations and administrative departments to eliminate redundant headcount and adjust costs to reflect the decline in the Company's forging revenue in 2003. Also included in this charge are the severance costs to replace certain members of the Company's executive management team and the costs to restructure several departments in the Company's corporate office, including the sales, human resources and information technology departments. Restructuring costs incurred for the six months ended June 27, 2004 are as follows: Driveline Group $1.1 million; Chassis Group $0.1 million; and Corporate $0.5 million. The Company expects to realize additional savings from these restructuring actions in 2004 as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

In the fourth quarter of 2003, the Company performed its FAS 144 long-lived asset impairment test and recorded a pre-tax, non-cash impairment write-down of $4.9 million. This charge was recorded to reduce the net book value of two facilities with negative operating performance to their current fair market value. These two facilities were sold on February 1, 2004 to an independent third party of whom this sales price was used to determine the fair market value of these two facilities. This assessment did not result in any asset impairment for the remaining Metaldyne locations (see Note 11).

The below amounts represent total estimated cash payments, of which $5.4 million and $6.6 million are recorded in accrued liabilities, with $1.3 million (which will primarily be paid out in 2005) and $2.6 million recorded in other long-term liabilities in the Company's consolidated balance sheet at June 27, 2004 and December 28, 2003, respectively. This table provides a rollforward of the restructuring accrual related to the above restructuring actions as of June 27, 2004.

			(In thousands)
	Acquisition Related
	Severance Costs	2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	Total
Balance at December 28, 2003	$1,380	$360	$7,310	$—	$9,050
Charges to expense	—	—	—	1,710	1,710
Cash payments	(250)	(230)	(2,920)	(580)	(3,980))
Reversal of unutilized amounts	(80)	—	—	—	(80)
Balance at June 27, 2004	$1,050	$130	$4,390	$1,130	$6,700

11.    Dispositions

On February 1, 2004, the Company sold its ownership of its Bedford Heights, Ohio and Rome, Georgia manufacturing operations to Lester PDC, a Kentucky-based aluminum die casting and machining company. These two plants had combined 2003 sales of approximately $62 million and an operating loss of approximately $14 million. For the first six months of 2003, these plants had sales of approximately $32 million and an operating loss of approximately $3 million. The Company retained an interest in approximately $5.6 million in working capital (principally accounts receivable). Cash paid in the transaction to buy out the remaining portion of the equipment that had previously been sold under an operating lease arrangement by the Company was approximately $6.1 million, net of proceeds from Lester PDC of $4.1 million. The buyer also agreed to sub-lease both the Bedford Heights, Ohio and the

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

Rome, Georgia facilities from the Company for an annual lease payment of approximately $600,000. Both manufacturing operations were part of the Company's Driveline segment. In connection with the disposition of these manufacturing facilities, the Company recognized a charge of $7.6 million on the Company's consolidated statement of operations as of June 27, 2004. The charge represents the book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

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

In April 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company at $20 per share, the same price that it was valued on June 6, 2002, the date of the Company's sale of TriMas. As a result of this repurchase by TriMas, and as a result of acquisitions performed by TriMas in 2003, the Company's ownership in TriMas decreased to 5.75 million shares or approximately 28% of TriMas as of June 27, 2004.

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

Preferred stock dividends were $9.0 million and $4.7 million, while dividend cash payment were zero, for the six months ended June 27, 2004 and June 29, 2003, respectively. Thus, unpaid accrued dividends were $30.4 million and $18.4 million as of June 27, 2004 and December 28, 2003, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $147.5 million and $74.0 million in the Company's consolidated balance sheet at June 27, 2004 and December 28, 2003, respectively. As a result of the Company's implementation of SFAS No. 150, "Accounting for Certain

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

Financial Instruments with Characteristics of both Liabilities and Equity," redeemable preferred stock has been reclassified as a long-term liability effective beginning in 2004.

13.    Earnings Per Share

The following reconciles the numerators and denominators used in the computations of basic and diluted earnings per common share:

	(In thousands except per share amounts)
	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		(Restated)		(Restated)

Weighted average number of shares outstanding	42,800	42,730	42,800	42,730

Net income (loss)	$(3,170)	$1,060	$(8,420)	$(10,000)
Less: Preferred stock dividends	—	2,280	—	4,500
Loss used for basic and diluted earnings per share computation	$(3,170)	$(1,220)	$(8,420)	$(14,500)

Basic loss per share attributable to common stock	$(0.07)	$(0.03)	$(0.20)	$(0.34)
Total shares used for basic earnings per share computation	42,800	42,730	42,800	42,730
Contingently issuable shares	—	—	—	—
Total shares used for diluted earnings per share computation	42,800	42,730	42,800	42,730

Diluted loss per share attributable to common stock	$(0.07)	$(0.03)	$(0.20)	$(0.34)

Excluded from the calculation of diluted loss per share are stock options representing 911,700 and 2,570,000 of common shares as they are anti-dilutive at June 27, 2004 and June 29, 2003 (as restated), respectively.

Contingently issuable shares, representing approximately 50,000 and 920,000 restricted common shares, have an anti-dilutive effect on earnings per share for the three and six months ended June 27, 2004 and June 29, 2003 (as restated), respectively.

14.    Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the period was as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		(Restated)		(Restated)
Net income (loss)	$(3,170)	$1,060	$(8,420)	$(10,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,560)	20,810	(6,510)	27,510
Interest rate agreements fair value adjustments (realized in 2004)	—	90	(6,590)	390
Total other comprehensive income (loss)	(1,560)	20,900	(13,100)	27,900
Total comprehensive income (loss)	$(4,730)	$21,960	$(21,520)	$17,900

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

15.    Employee Benefit Plans

Pension Benefits:

	(In thousands)
	For the three months ended		For the six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Components of Net Periodic Benefit Cost
Service cost	$780	$800	$1,560	$1,600
Interest cost	4,340	4,280	8,680	8,560
Expected return on plan assets	(4,350)	(4,140)	(8,700)	(8,280)
Amortization of prior service cost	40	30	80	60
Amortization of net (gain) loss	620	170	1,240	340
Curtailment (gain) loss	(1,470)	—	(1,470)	—
Net periodic benefit cost	$(40)	$1,140	$1,390	$2,280

Other Benefits:

	(In thousands)
	For the three months ended		For the six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Components of Net Periodic Benefit Cost
Service cost	$300	$260	$600	$520
Interest cost	780	750	1,560	1,500
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(60)	(30)	(120)	(60)
Amortization of net (gain) loss	140	70	280	140
Curtailment (gain) loss	(480)	—	(480)	—
Net periodic benefit cost	$680	$1,050	$1,840	$2,100

The curtailment gain of $1.5 million relates to the disposition of the manufacturing facilities discussed in Note 11 to the consolidated financial statements.

Employer Contributions

Metaldyne previously disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute $17.5 million to its defined benefit pension plans in 2004. As of June 27, 2004, approximately $5 million of contributions have been made.

The Company also disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute approximately $9.1 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2004. The Company contributed approximately $1.7 million to its defined contribution plans as of June 27, 2004.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

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

18.    Subsequent Event

In July 2004, the Company received an IRS tax refund of $27 million that resulted from a claim filed in 2002. This claim was based on a 2002 change in the US Treasury Regulations that permitted the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. The amount received in excess of the refund previously recorded will be considered in the tax provision for the third quarter of 2004.

19.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of June 27, 2004 and December 28, 2003, and for the three and six months ended June 27, 2004 and June 29, 2003 (as restated) of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets June 27, 2004
(Unaudited)

(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(2,450)	$2,450	$—	$—
Total receivables, net	—	124,570	79,580	—	204,150
Inventories	—	84,170	29,700	—	113,870
Deferred and refundable income taxes	—	6,950	1,170	—	8,120
Prepaid expenses and other assets	—	35,390	9,080	—	44,470
Total current assets	—	248,630	121,980	—	370,610
Equity investments in affiliates	128,830	—	—	—	128,830
Property and equipment, net	—	667,460	225,110	—	892,570
Excess of cost over net assets of acquired companies	—	442,700	140,060	—	582,760
Investment in subsidiaries	544,280	229,990	—	(774,270)	—
Intangible and other assets	—	207,240	20,130	—	227,370
Total assets	$673,110	$1,796,020	$507,280	$(774,270)	$2,202,140
Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$207,600	$73,300	$—	$280,900
Accrued liabilities	—	82,770	34,220	—	116,990
Current maturities, long-term debt	—	4,060	4,520	—	8,580
Total current liabilities	—	294,430	112,040	—	406,470
Long-term debt	431,750	416,450	5,210	—	853,410
Deferred income taxes	—	100,000	21,540	—	121,540
Minority interest	—	—	800	—	800
Other long-term liabilities	—	140,200	6,610	—	146,810
Redeemable preferred stock	147,480	—	—	—	147,480
Intercompany accounts, net	(431,750)	300,660	131,090	—	—
Total liabilities	147,480	1,251,740	277,290	—	1,676,510
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,830	—	—	—	42,830
Paid-in capital	693,540	—	—	—	693,540
Accumulated deficit	(243,170)	—	—	—	(243,170)
Accumulated other comprehensive income	32,430	—	—	—	32,430
Investment by Parent/Guarantor	—	544,280	229,990	(774,270)	—
Total shareholders' equity	525,630	544,280	229,990	(774,270)	525,630
Total liabilities, redeemable stock and shareholders' equity	$673,110	$1,796,020	$507,280	$(774,270)	$2,202,140

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended June 27, 2004
(Unaudited)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$416,350	$105,540	$—	$521,890
Cost of sales	—	(386,290)	(83,210)	—	(469,500)
Gross profit	—	30,060	22,330	—	52,390
Selling, general and administrative expenses	—	(25,790)	(5,460)	—	(31,250)
Restructuring charges	—	(660)	(860)	—	(1,520)
Operating profit	—	3,610	16,010	—	19,620
Other expense, net:
Interest expense	—	(17,310)	(2,340)	—	(19,650)
Preferred stock dividends	(4,710)	—	—	—	(4,710)
Equity income (loss) from affiliates, net	2,980	—	—	—	2,980
Other, net	—	(2,360)	1,320	—	(1,040)
Other expense, net	(1,730)	(19,670)	(1,020)	—	(22,420)
Income (loss) before income taxes	(1,730)	(16,060)	14,990	—	(2,800)
Income tax expense (benefit)	—	(3,840)	4,210	—	370
Equity in net income of subsidiaries	(1,440)	10,780	—	(9,340)	—
Earnings (loss) attributable to common stock	$(3,170)	$(1,440)	$10,780	$(9,340)	$(3,170)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended June 29, 2003
(Unaudited)
(Restated)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$300,090	$90,450	$—	$390,540
Cost of sales	—	(268,880)	(71,830)	—	(340,710)
Gross profit	—	31,210	18,620	—	49,830
Selling, general and administrative expenses	—	(25,930)	(1,700)	—	(27,630)
Restructuring charges	—	(2,330)	—	—	(2,330)
Operating profit	—	2,950	16,920	—	19,870
Other expense, net:
Interest expense	—	(16,910)	(370)	—	(17,280)
Equity income (loss) from affiliates, net	(80)	—	—	—	(80)
Other, net	—	(850)	(1,260)	—	(2,110)
Other income (expense), net	(80)	(17,760)	(1,630)	—	(19,470)
Income (loss) before income taxes	(80)	(14,810)	15,290	—	400
Income tax expense (benefit)	—	(4,790)	4,130	—	(660)
Equity in net income of subsidiaries	1,140	11,160	—	(12,300)	—
Net income (loss)	$1,060	$1,140	$11,160	$(12,300)	$1,060
Preferred stock dividends	2,280	—	—	—	2,280
Earnings (loss) attributable to common stock	$(1,220)	$1,140	$11,160	$(12,300)	$(1,220)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Six Months Ended June 27, 2004
(Unaudited)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$794,860	$208,170	$—	$1,003,030
Cost of sales	—	(732,850)	(165,580)	—	(898,430)
Gross profit	—	62,010	42,590	—	104,600
Selling, general and administrative expenses	—	(51,520)	(10,950)	—	(62,470)
Restructuring charges	—	(850)	(860)	—	(1,710)
Proceeds on disposition of manufacturing facilities	—	(7,600)	—	—	(7,600)
Operating profit	—	2,040	30,780	—	32,820
Other expense, net:
Interest expense	—	(35,300)	(4,450)	—	(39,750)
Preferred stock dividends	(8,970)	—	—	—	(8,970)
Non-cash gain on interest rate arrangements upon maturity	—	6,590	—	—	6,590
Equity income (loss) from affiliates, net	4,440	—	—	—	4,440
Other, net	—	(2,170)	(1,250)	—	(3,420)
Other expense, net	(4,530)	(30,880)	(5,700)	—	(41,110)
Income (loss) before income taxes	(4,530)	(28,840)	25,080	—	(8,290)
Income tax expense (benefit)	—	(7,200)	7,330	—	130
Equity in net income of subsidiaries	(3,890)	17,750	—	(13,860)	—
Earnings (loss) attributable to common stock	$(8,420)	$(3,890)	$17,750	$(13,860)	$(8,420)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Six Months Ended June 29, 2003
(Unaudited)
(Restated)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$595,560	$176,900	$—	$772,460
Cost of sales	—	(541,320)	(140,270)	—	(681,590)
Gross profit	—	54,240	36,630	—	90,870
Selling, general and administrative expenses	—	(51,760)	(5,520)	—	(57,280)
Restructuring charges	—	(2,330)	(1,530)	—	(3,860)
Operating profit	—	150	29,580	—	29,730
Other expense, net:
Interest expense	—	(34,340)	(860)	—	(35,200)
Equity income (loss) from affiliates, net	(2,710)	—	—	—	(2,710)
Other, net	—	(530)	(5,240)	—	(5,770)
Other income (expense), net	(2,710)	(34,870)	(6,100)	—	(43,680)
Income (loss) before income taxes	(2,710)	(34,720)	23,480	—	(13,950)
Income tax expense (benefit)	—	(13,210)	9,260	—	(3,950)
Equity in net income of subsidiaries	(7,290)	14,220	—	(6,930)	—
Net income (loss)	$(10,000)	$(7,290)	$14,220	$(6,930)	$(10,000)
Preferred stock dividends	4,500	—	—	—	4,500
Earnings (loss) attributable to common stock	$(14,500)	$(7,290)	$14,220	$(6,930)	$(14,500)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Six Months Ended June 27, 2004
(Unaudited)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$94,210	$(42,370)	$—	$51,840
Cash flows from investing activities:
Capital expenditures	—	(49,290)	(14,680)	—	(63,970)
Proceeds from sale/leaseback of fixed assets	—	72,530	—	—	72,530
Proceeds on disposition of manufacturing facilities	—	(500)	—	—	(500)
Acquisition of business	—	(217,850)	—	—	(217,850)
Disposition of joint venture	—	1,260	—	—	1,260
Net cash used for investing activities	—	(193,850)	(14,680)	—	(208,530)

Cash flows from financing activities:
Principal payments of term loan facilities	—	(440)	—	—	(440)
Proceeds of revolving credit facility	—	117,090	—	—	117,090
Principal payments of revolving credit facility	—	(64,790)	—	—	(64,790)
Proceeds of senior subordinated notes, due 2014	31,750	—	—	—	31,750
Proceeds of other debt	—	—	780	—	780
Principal payments of other debt	—	(2,660)	(3,310)	—	(5,970)
Issuance of Series A-1 preferred stock	64,450	—	—	—	64,450
Change in intercompany accounts	(96,200)	39,690	56,510	—	—
Net cash provided by financing activities	—	88,890	53,980	—	142,870
Net increase (decrease) in cash	—	(10,750)	(3,070)	—	(13,820)
Cash and cash equivalents, beginning of period	—	10,750	3,070	—	13,820
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (CONCLUDED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Six Months Ended June 29, 2003
(Unaudited)
(Restated)

(In thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$41,300	$(19,060)	$—	$22,240
Cash flows from investing activities:
Capital expenditures	—	(42,040)	(12,330)	—	(54,370)
Proceeds from sale/leaseback of fixed assets	—	8,460	—	—	8,460
Disposition of businesses	—	—	22,570	—	22,570
Proceeds from sale of TriMas shares	20,000	—	—	—	20,000
Acquisition of business, net of cash received	—	(7,650)	—	—	(7,650)
Investment in joint venture	—	(20,000)	—	—	(20,000)
Net cash provided by (used for) investing activities	20,000	(61,230)	10,240	—	(30,990)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(500)	—	—	(500)
Proceeds of revolving credit facility	—	180,000	—	—	180,000
Principal payments of revolving credit facility	—	(180,000)	—	—	(180,000)
Proceeds of other debt	—	—	1,420	—	1,420
Principal payments of other debt	—	(1,920)	(2,300)	—	(4,220)
Change in intercompany accounts	(20,000)	14,610	5,390	—	—
Net cash provided by (used for) financing activities	(20,000)	12,190	4,510	—	(3,300)
Net increase (decrease) in cash	—	(7,740)	(4,310)	—	(12,050)
Cash and cash equivalents, beginning of period	—	14,610	4,520	—	19,130
Cash and cash equivalents, end of period	$—	$6,870	$210	$—	$7,080

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The rise in material costs, especially steel, continues to negatively impact our results. This and other increases in our raw material costs increased our cost of goods sold by approximately $16 million through the second quarter of 2004 (approximately $11 million related to steel increases). Note that the steel price increases primarily relate to our Forging operations within the Driveline Group while the remaining increases are spread across all of our other businesses and is related to numerous raw material increases such as energy, Molybdenum and casting components we purchase. Raw material costs have continued to increase throughout the year and we currently expect these costs to increase our cost of goods sold by approximately $50 million in 2004. However, we currently anticipate recovering approximately $30 million of this increase through steel scrap sales, steel resourcing efforts and negotiated or contractual price recovery from our customers. However, our ability to fully execute this recovery is not guaranteed. Additionally, it appears that raw material costs will continue to increase in 2005 and although we have initiatives in place to offset these expected increases, there is no guarantee that these efforts will be successful.

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

Net sales for the first six months of 2004 net sales were $1,003 million versus $772 for the first six months of 2003 (as restated). The primary driver of the increase in our 2004 sales was our New Castle acquisition, which contributed $212 million in the first six months of 2004. In addition, we had approximately $37 million in additional volume related to new product launches and ramp up of existing programs as well as a $17 million benefit from foreign exchange movements. However, these increases were partially offset by approximately $32 million related to our divestiture of two aluminum die casting facilities within our Driveline segment and a 2.9% decrease in North American vehicles production from our three largest customers (Ford, GM and DaimlerChrysler). Operating profit for the first six months increased from $29.7 million in 2003 (as restated) to $32.8 million in 2004. The increase in 2004 operating profit is primarily the result of an approximate $13 million contribution from our New Castle acquisition, which was offset by approximately $7 million in fees and expenses relating to the Independent Investigation described in Note 2 to the consolidated financial statements included herein and a $7.6 million charge taken in connection with our divestiture of two manufacturing facilities within our Driveline segment. The net remaining increase is primarily driven by the decrease in our selling, general and administrative costs in 2004.

Key Indicators of Performance (Non-GAAP Financial Measures)

In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability.

We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairment, preferred stock dividends, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and business in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

By selecting Adjusted EBITDA, management believes that it is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA or similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. We carefully review our operating profit margins (operating profit as a percentage of net sales) at a segment level, which are discussed in detail in our year-to-year comparison of operating results.

The following is a reconciliation of our Adjusted EBITDA to net income (loss) for the three and six months ended June 27, 2004 and June 29, 2003 (as restated):

	(In thousands)
	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income (loss)	$(3,170)	$1,060	$(8,420)	$(10,000)
Income tax expense (benefit)	370	(660)	130	(3,950)
Interest expense	19,650	17,280	39,750	35,200
Depreciation and amortization in operating profit	32,470	27,290	64,000	52,240
Non-cash stock award expense	240	630	470	1,530
Preferred stock dividends	4,710	—	8,970	—
Non-cash gain on maturity of interest rate arrangements	—	—	(6,590)	—
Loss on disposition of manufacturing facilities	—	—	7,600	—
Equity (gain) loss from affiliates	(2,980)	80	(4,440)	2,710
Certain items within Other, Net(1)	1,470	970	3,820	3,550
Adjusted EBITDA	$52,760	$46,650	$105,290	$81,280

(1)    Reconciliation of Other Expense

	(In thousands)
	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
		(Restated)		(Restated)
Items deducted from net loss in determining Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$1,470	$970	$3,820	$3,550
Items included in determining Adjusted EBITDA (includes foreign currency, royalties and interest income)	(430)	1,140	(400)	2,220
Total other, net	$1,040	$2,110	$3,420	$5,770

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	(In thousands)
	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
		(Restated)		(Restated)
Restructuring charges	$(1,520)	$(2,330)	$(1,710)	$(3,860)
Fixed asset disposal losses	(430)	(990)	(750)	(2,200)
Foreign currency losses	(290)	(200)	(720)	(1,430)
Independent Investigation fees	(5,260)	—	(6,430)	—

Results of Operations

Quarter Ended June 27, 2004 versus June 29, 2003 (As Restated)

Net Sales.    Net sales by segment and in total for the three months ended June 27, 2004 and June 29, 2003 (as restated) were:

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$155,930	$37,600
Driveline Segment	202,810	202,860
Engine Segment	163,150	150,080
Total Company	$521,890	$390,540

Our second quarter 2004 net sales were $522 million versus second quarter 2003 (as restated) net sales of $391 million. The primary driver of the increase in our 2004 automotive sales was our New Castle acquisition, which contributed $119 million in the second quarter of 2004. In addition we had approximately $20 million in additional volume related to new product launches and ramp up of existing programs as well as a $5 million benefit from foreign exchange movements. However, these increases were partially offset by an approximate $17 million decrease related to our divestiture of two aluminum die casting facilities within our Driveline segment and a 1.3% decrease in North American vehicles production from our three largest customers (Ford, General Motors and DaimlerChrysler). The specific sales differences are further explained in the segment information section.

Gross profit.    Gross profit by segment and in total for the three months ended June 27, 2004 and June 29, 2003 (as restated) were:

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$12,510	$3,720
Driveline Segment	16,460	24,630
Engine Segment	26,900	24,470
Corporate/centralized resources	(3,480)	(2,990)
Total Company	$52,390	$49,830

Our gross profit was $52.4 million, or 10.0% of net sales for 2004 compared to $49.8 million, or 12.8% of net sales for 2003 (as restated). The $2.6 million increase was primarily due to the sales increase noted above. The 2.8% margin decline is primarily explained by a $10 million year over year decline in our North American forging operation (primarily related to an approximate $9 million increase in steel prices during the second quarter), which is part of our Driveline segment, and a $3 million one-time payment made to a customer relating to the award of a future business contract. Both these items are explained further in our segment discussion for the Driveline Group.

Selling, General and Administrative.    Selling, general and administrative expenses were $31.3 million or 6.0% of net sales for 2004 compared to $27.6 million, or 7.1% of net sales for 2003 The $3.7 million increase from 2003 to 2004 is primarily related to approximately $5 million of expense associated with the Independent Investigation described in Note 2 to the consolidated financial statements included herein. The reduction in selling, general and administrative expenses as a percentage of net sales reflects the benefits from restructuring efforts initiated in 2003 and the fact that the New Castle facility was able to integrate into our operation without significant additional investment in these activities.

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the three months ended June 27, 2004 and June 29, 2003 (as restated) were:

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$6,610	$1,820
Driveline Segment	14,600	12,870
Engine Segment	10,060	10,690
Corporate/centralized resources	1,200	1,910
Total Company	$32,470	$27,290

The net increase in depreciation and amortization of approximately $5.2 million is principally explained by $4.7 million of depreciation and amortization expense associated with our New Castle acquisition.

Restructuring Charges.    We incurred $1.5 million of restructuring charges in the second quarter of 2004 compared to $2.3 million incurred in the second quarter of 2003. Of the 2004 charges, approximately $0.9 million related to our Driveline segment, where the majority of the charge related to the closure of a facility in Europe. An additional $0.5 million relates to costs to reduce headcount in our Corporate center, and the remaining $0.1 million relates to headcount reductions in our Chassis segment. Net restructuring activity in the second quarter of 2004 is as follows:

(In thousands)
Severance Costs
Balance March 28, 2004	$5,860
Charges to expense	1,520
Cash payments	(1,730)
Balance at June 27, 2004	$5,650

Operating Profit.    Operating profit was $19.6 million, or 3.8% of sales, for the second quarter of 2004 compared to $19.9 million, or 5.1% of sales, for the same period in 2003 (as restated). The $0.3 million decrease is principally explained by an $10 million contribution from our New Castle acquisition (before corporate expense allocations to the segments relating to services performed at Corporate for the benefit of the operations), approximately $0.8 million decrease in restructuring expense, $1.5 million pension curtailment gain, and $6 million from new launches and ramp up from existing programs. However, these improvements were offset by $10 million of issues surrounding our forging operations (primarily related to an approximate $9 million increase in steel prices during the second quarter), a $3 million one-time payment to a customer relating to the launch of an upcoming program, and approximately $5 million in fees and expenses for professional services provided related to the Independent Investigation and restatement described in Note 2 to the consolidated financial statements included herein. These items are further explained in the sections above and in the segment discussion that follows. Operating profit by segment for the three months ended June 27, 2004 and June 29, 2003 (as restated) is as follows:

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$8,730	$1,960
Driveline Segment	3,510	9,820
Engine Segment	17,020	14,350
Corporate/centralized resources	(9,640)	(6,260)
Total Company	$19,620	$19,870

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $52.8 million in 2004 from $46.7 million in 2003 (as restated). The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in "— Segment Information" below, we provide a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$15,340	$3,780
Driveline Segment	18,110	22,690
Engine Segment	27,080	25,040
Corporate/centralized resources	(7,770)	(4,860)
Total Company	$52,760	$46,650

Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$430	$990
Memo: Other, net (income) loss included in calculation of Adjusted EBITDA	$(430)	$1,140

Interest Expense.    Interest expense increased from $17.3 million in the second quarter of 2003 (as restated) to approximately $19.7 million in 2004. The increase is principally due to $0.8 million in interest arising from the 10% senior subordinated notes from our New Castle acquisition and $3.8 million in interest arising from our 10% senior notes issued in October 2003. These increases were offset by a decrease of $1.1 million in interest expense related to the redemption of the $98.5 million outstanding balance on the 4.5% subordinated debentures and a decrease of $0.6 million in interest expense related to the repayment of $46.6 million of term loan debt in the fourth quarter of 2003.

Equity Loss from Affiliates.    Equity earnings (loss) from affiliates were $3.0 million in the second quarter of 2004. The improvement versus our second quarter 2003 loss of $0.1 million reflects the improved operating results of our equity affiliates.

Other, Net.    Other, net decreased to a loss of $1.0 million in the second quarter of 2004 versus a loss of approximately $2.1 million in the second quarter of 2003 (as restated). This decrease is due primarily to a $1.2 million gain recognized on the disposition of a joint venture in Korea in the second quarter of 2004.

Preferred Stock Dividends.    Preferred stock dividends were $4.7 million in the second quarter of 2004 as compared to $2.3 million for the same period in 2003. This increase is due to dividends on the $64.5 million of preferred stock issued in connection with the New Castle acquisition and compounded interest on preexisting preferred stock. Due to our adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in the first quarter of 2004, preferred stock dividends are included as other expense, net on our consolidated statement of operations beginning in 2004.

Taxes.     The provision for income taxes for the second quarter of 2004 was an expense of $0.5 million as compared with a benefit of $0.7 million for the second quarter of 2003 (as restated). The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends, foreign losses for which losses are not recognized and foreign tax rates in excess of the U.S. rate as well as the provision for unremitted earnings of a foreign subsidiary.

Segment Information

Chassis Segment.    Sales for our Chassis Segment increased in the second quarter of 2004 to $155.9 million versus $37.6 million in the prior period (as restated). The primary driver of the approximate $118 million increase in sales was the New Castle acquisition, which contributed $119 million during the period. Adjusted EBITDA for the segment increased from $3.8 million in the second quarter of 2003 (as restated) to $15.3 million in 2004. The increase is primarily due to an approximate $14 million increase from our New Castle acquisition (results are net of approximately $2.5 million in operating leases used to finance the acquisition), offset partially by approximately $0.5 million from the divestiture of our Fittings operation, $1.5 million of customer pricing concessions and commodity price increases, and $0.5 million of additional lease expense related to sale leaseback activities completed in 2003 and first quarter of 2004. Operating profit increased by $6.8 million in the second quarter of 2004 due to the above factors but was offset by an increase of $4.7 million in depreciation and amortization expense that primarily relates to the New Castle acquisition.

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Chassis Segment
Sales	$155,930	$37,600

Operating profit	$8,730	$1,960
Depreciation and amortization	6,610	1,820
Adjusted EBITDA	$15,340	$3,780

Memo: Fixed asset gains included in calculation of both operating profit and Adjusted EBITDA	$(530)	$—

Driveline Segment.    Sales for our Driveline segment were $202.8 million in the second quarter of 2004 versus $202.9 million in 2003 (as restated). Sales decreased $17 million related to the divestiture of two aluminum die casting facilities but was primarily offset by a $3 million benefit in foreign exchange fluctuations and a $9 million benefit from new launches and ramp up of existing business. Adjusted EBITDA for the segment decreased to $18.1 million from $22.7 million in the prior year. Approximately $10 million of the decrease relates to our forging operation's issues surrounding steel price increases (approximate $9 million increase during the second quarter), lost business and the full year impact of customer productivity concessions agreed to in 2003. Additionally, $3 million of the decrease relates to a one-time payment made to a customer in return for a contract award launching in 2005. This program award is for production of two key modules in a new six-speed transmission and has annual peak sales of approximately $35 million. Somewhat offsetting these decreases were approximately $2.5 million in additional profits from the launching and ramp up sales described above, approximately $4.5 million from cost reduction activities, and approximately $0.5 million related to foreign exchange fluctuations. Operating profit decreased from $9.8 million in 2003 (as restated) to $3.5 million in 2004. In addition to the factors discussed above influencing Adjusted EBITDA, the decrease is primarily attributable to a $1.7 million increase in depreciation and amortization expense.

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Driveline Segment
Sales	$202,810	$202,860

Operating profit	$3,510	$9,820
Depreciation and amortization	14,600	12,870
Adjusted EBITDA	$18,110	$22,690
Memo: Fixed asset gains included in calculation of both operating profit and Adjusted EBITDA	$(50)	$(10)

Engine Segment.    Sales for our Engine Segment increased to $163.2 million in the second quarter of 2004 or 8.7% over 2003 (as restated) sales of $150.1 million. The $13.1 million increase primarily reflects approximately $11 million in additional volume from new product launches and a $2.5 million benefit related to foreign exchange movements. Adjusted EBITDA increased from $25.0 million in the first quarter of 2003 (as restated) to $27.1 million in 2004. The increase primarily relates to profit from additional sales volume, but is also aided by an approximate $0.5 million benefit related to foreign exchange movements. Operating profit increased to $17.0 million in the second quarter of 2004 from $14.4 million in 2003 (as restated). In addition to the factors discussed above, operating profit was positively affected by a $0.6 million reduction in depreciation and amortization expense.

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Engine Segment
Sales	$163,150	$150,080

Operating profit	$17,020	$14,350
Depreciation and amortization	10,060	10,690
Adjusted EBITDA	$27,080	$25,040
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$80	$1,000

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $7.8 million in the second quarter of 2004 versus a loss of $4.9 million in the prior period (as restated). This increased loss is primarily attributable to the approximate $5 million in fees incurred in the quarter surrounding the Independent Investigation described in Note 2 to the consolidated financial statements included herein. After adjusting for these one-time fees, Corporate expenses decreased by approximately $2 million. This reduction is principally explained by restructuring activities initiated in 2003 and a reduction of approximately $1.6 million in other expense, net, primarily related to a gain on the disposition of a joint venture in Korea during the second quarter of 2004 but is offset by approximately $0.9 million increase in fixed asset losses). Operating profit decreased by $3.4 million in 2004, which is also explained by the factors described above.

	(In thousands)
	Three Months Ended	Three Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Corporate/Centralized Resources
Operating profit	$(9,640)	$(6,260)

Non-cash stock award expense	240	630
Depreciation and amortization	1,200	1,910
Other, net	430	(1,140)
Adjusted EBITDA	$(7,770)	$(4,860)
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$930	$—
Memo: Other, net (income) loss included in calculation of Adjusted EBITDA	$(430)	$1,140

Six Months Ended June 27, 2004 versus June 29, 2003 (As Restated)

Net Sales.    Net sales by segment and in total for the six months ended June 27, 2004 and June 29, 2003 (as restated) were:

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$284,250	$77,470
Driveline Segment	398,240	403,180
Engine Segment	320,540	291,810
Total Company	$1,003,030	$772,460

Net sales for the first six months of 2004 were $1,003 million versus $772 for the first six months of 2003 (as restated). The primary driver of the increase in our 2004 automotive sales was our New Castle acquisition, which contributed $212 million in the first six months of 2004. In addition we had approximately $37 million in additional volume related to new product launches and ramp up of existing programs as well as a $17 million benefit from foreign exchange movements. However, these increases were partially offset by approximately $32 million related to our divestiture of two aluminum die casting facilities within our Driveline segment, and a 2.9% decrease in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler).

Gross profit.    Gross margin by segment and in total for the six months ended June 27, 2004 and June 29, 2003 (as restated) were:

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$19,840	$7,850
Driveline Segment	37,150	43,310
Engine Segment	55,420	46,510
Corporate/centralized resources	(7,810)	(6,800)
Total Company	$104,600	$90,870

Our gross profit was $104.6 million, or 10.4% of net sales, for 2004 compared to $90.9 million or 11.8% of net sales for 2003 (as restated). The increase of $13.7 million was primarily due to the sales increase noted above. The 1.4% margin decline is primarily explained by two issues within our Driveline segment. The first issue surrounds a $10 million decline in our forging operations (primarily relates to an $11 million increase in steel cost during the first six months of 2004) and the second issue involves a $3 million one-time payment made to one of our customers relating to a new business award. Both these items are further explained in the segment discussion that follows.

Selling, General and Administrative.    Selling, general and administrative expenses were $62.5 million, or 6.2% of net sales, for 2004 compared to $57.3 million or 7.4% of sales in 2003 . The $5.2 million increase from 2003 to 2004 is primarily explained by the approximately $6 million in fees relating to the Independent Investigation described in Note 2 to the consolidated financial statements included herein. The reduction in selling, general and administrative expenses as a percentage of net sales additionally reflects the fact that the New Castle facility was able to integrate into our operation without significant additional investment in these activities, and reflects the benefits of our restructuring activity initiatives in late 2003

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the six months ended June 27, 2004 and June 29, 2003 (as restated) were:

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$12,800	$3,700
Driveline Segment	27,950	25,780
Engine Segment	18,910	18,940
Corporate/centralized resources	4,340	3,820
Total Company	$64,000	$52,240

The net increase in depreciation and amortization of approximately $11.8 million is principally explained by $9.2 million of depreciation and amortization expense associated with our New Castle acquisition. Additionally, for the past several years capital spending has been in excess of our depreciation expense. Thus, the additional capital spending accounts for the remaining increase in depreciation expense.

Restructuring Charges.    We incurred $1.7 million of additional restructuring charges in the first six months of 2004 compared to $3.9 million incurred in the first six months of 2003. Of the 2004 charges, approximately $1.1 million relates to our Driveline segment, where the majority of the charge relates to the closure of a facility in Europe. An additional $0.5 million relates to costs to reduce headcount in our Corporate center, and the remaining $0.1 million relates to headcount reductions in our Chassis segment. Net restructuring activity in the first six months of 2004 is as follows:

(In thousands)
Severance Costs
Balance December 28, 2003	$7,670
Charges to expense	1,710
Cash payments	(3,730)
Balance at June 27, 2004	$5,650

Disposition of Manufacturing Facilities.    In connection with our sale of two aluminum die casting facilities in our Driveline segment, we incurred a $7.6 million charge in the first six months of 2004. This charge represents approximately a book value of $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets. See Note 11 to the consolidated financial statements included herein.

Operating Profit.    Operating profit was $32.8 million, or 3.3% of sales, for the first six months of 2004 compared to $29.7 million, or 3.9% of sales, for the same period in 2003 (as restated). This includes a $7.6 million charge relating to the disposition of two manufacturing facilities discussed above from 2004. This resulting increase is principally explained by the significant increase in sales and the decrease in selling, general and administrative expenses as a percentage of sales. The makeup of each of these differences is discussed in greater detail above and in the segment discussion that follows. Operating profit by segment for the six months ended June 27, 2004 and June 29, 2003 (as restated) is as follows:

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$11,810	$3,770
Driveline Segment	4,830	15,700
Engine Segment	35,250	25,680
Corporate/centralized resources	(19,070)	(15,420)
Total Company	$32,820	$29,730

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $105.3 million in 2004 from $81.3 million in 2003 (as restated) The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in "— Segment Information" below, we provide a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Segment
Chassis Segment	$24,610	$7,470
Driveline Segment	40,380	41,480
Engine Segment	54,160	44,620
Corporate/centralized resources	(13,860)	(12,290)
Total Company	$105,290	$81,280

Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$750	$2,200
Memo: Other, net (income) loss included in calculation of Adjusted EBITDA	$(400)	$2,220

Interest Expense.    Interest expense increased from $35.2 million in the first six months of 2003 (as restated) to approximately $39.8 million in 2004. The increase is principally due to $1.6 million in interest arising from the 10% senior subordinated notes from our New Castle acquisition and $7.5 million in interest arising from our 10% senior notes issued in October 2003. These increases were offset by a decrease of $2.2 million in interest expense related to the redemption of the $98.5 million outstanding balance on the 4.5% subordinated debentures and a decrease of approximately $1.3 million in interest expense related to the repayment of $46.6 million of term loan debt in the fourth quarter of 2004.

Equity Loss from Affiliates.    Equity earnings (loss) from affiliates were $4.4 million in the first six months of 2004. The improvement versus our 2003 loss of $2.7 million reflects the improved operating results of our equity affiliates.

Other, Net.    Other, net expense decreased to a $3.4 million loss in the first six months of 2004 versus a loss of approximately $5.8 million in the first six months of 2003 (as restated). This decrease is primarily due to a reduction in foreign currency losses in 2004 versus 2003 and a $1.2 million gain on the disposition of a joint venture in Korea during the second quarter of 2004.

Preferred Stock Dividends.    Preferred stock dividends were $9.0 million in the first six months of 2004 as compared to $4.5 million for the same period in 2003 . This increase is due to dividends on the $64.5 million of preferred stock issued in connection with the New Castle acquisition and compounded interest on preexisting preferred stock. Due to our adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" as of the first quarter of 2004, preferred stock dividends are included as "other expense, net" on our consolidated statement of operations beginning in 2004.

Taxes.    The tax provision for the first six months of 2004 was an expense of $0.2 million as compared to $4.0 million for the same period of 2003 (as restated). The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends, foreign losses for which losses are not recognized and foreign tax rates in excess of the U.S. rate as well as the provision for unremitted earnings of a foreign subsidiary.

In July 2004, the Company received a $27 million tax refund from the IRS that resulted from a claim filed by the Company in 2002. This claim was based on a 2002 change in the U.S. Treasury Regulations,

which permitted the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. The amount received in excess of the refund previously recorded will be considered in the tax provision for the third quarter of 2004.

Segment Information

Chassis Segment.    Sales for our Chassis Segment increased in the first six months of 2004 to $284.3 million versus $77.5 million in the prior period (as restated). The primary driver of the approximate $206.8 million increase in sales is a $212 million increase from the acquisition of New Castle offset by $6 million decrease due to the divestiture of our Fittings operation in April 2003. Adjusted EBITDA for the segment increased from $7.5 million in the first six months of 2003 (as restated) to $24.6 million in 2004. The increase is primarily due to an approximate $21 million increase from our New Castle acquisition (results are net of approximately $5 in operating leases used to finance the acquisition), offset partially by approximately $1.5 million from the divestiture of our Fittings operation, $2 million in customer price concessions, and approximately $1 million of additional lease expense related to sale leaseback activities completed in 2003. Operating profit increased by $8 million in the first six months of 2004 due to the above factors but was offset by an increase of $9.1 million in depreciation and amortization expense primarily relating to the New Castle acquisition.

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Chassis Segment
Sales	$284,250	$77,470

Operating profit	$11,810	$3,770
Depreciation and amortization	12,800	3,700
Adjusted EBITDA	$24,610	$7,470
Memo: Fixed asset (gains) losses included in calculation of both operating profit and Adjusted EBITDA	$(530)	$140

Driveline Segment.    Sales for our Driveline segment were $398.2 million in the first six months of 2004 versus $403.2 million in 2003 (as restated). Sales decreased $32 million related to the divestiture of two aluminum die casting facilities but were offset by a $9 million benefit in foreign exchange fluctuations and a $16 million benefit from new launches and ramp up of existing business. Adjusted EBITDA for the segment decreased $1.1 million to $40.4 million as compared with the prior year (as restated). Cost savings and profits from new business primarily offset issues within the Forging operation (primary issue was an approximate $11 million increase in the price to procure steel during the first six months of 2004 compared to the same period in 2003). Operating profit decreased from $15.7 million in 2003 (as restated) to $4.8 million in 2004. This decrease is primarily attributable to the $7.6 million disposition of two manufacturing facilities discussed earlier and approximately $2.2 million of incremental depreciation and amortization expense.

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Driveline Segment
Sales	$398,240	$403,180

Operating profit	$4,830	$15,700
Asset impairment	7,600	—
Depreciation and amortization	27,950	25,780
Adjusted EBITDA	$40,380	$41,480
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$190	$10

Engine Segment.    Sales for our Engine Segment increased to $320.5 million in the first six months of 2004 or 9.8% over 2003 (as restated) sales of $291.8 million. The $28.7 million increase primarily reflects $25 million in additional volume from new product launches and a $8 million benefit related to foreign exchange movements. Adjusted EBITDA increased from $44.6 million in the first six months of 2003 (as restated) to $54.2 million in 2004. The increase primarily relates to additional sales volume, but is also aided by an approximate $0.5 million benefit related to foreign exchange movements. Operating profit increased to $35.2 million in the first six months of 2004 from $25.7 million in 2003 (as restated). The explanations for this change are described above.

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Engine Segment
Sales	$320,540	$291,810

Operating profit	$35,250	$25,680
Depreciation and amortization	18,910	18,940
Adjusted EBITDA	$54,160	$44,620
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$160	$1,170

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $13.9 million in the first six months of 2004 versus a loss of $12.3 million in the prior period. We incurred $6 million of expenses associated with our Independent Investigation discussed in Note 2 to the consolidated financial statements contained herein. After adjusting for these one time expenses, corporate expenses decreased by approximately $4.4 million. The remaining reduction is principally explained by restructuring activities initiated in 2003, a pension curtailment gain of approximately $1.5 million recognized in the second quarter of 2004 and a decrease of $2.6 million in Other, Net. Operating profit decreased by $3.7 million in 2004, which is also explained by the factors described above.

	(In thousands)
	Six Months Ended	Six Months Ended
	June 27, 2004	June 29, 2003
		(Restated)
Corporate/Centralized Resources
Operating profit	$(19,070)	$(15,420)

Non-cash stock award expense	470	1,530
Depreciation and amortization	4,340	3,820
Other, net	400	(2,220)
Adjusted EBITDA	$(13,860)	$(12,290)
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$930	$900
Memo: Other, net (income) loss included in calculation of Adjusted EBITDA	$(400)	$2,220

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

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with our largest customers. If these additional liquidity sources were to become unavailable or limited by customer concentration, credit quality or otherwise, we would require additional borrowing capacity through similar means or other lines of credit. At June 27, 2004, we received approximately $57 million under the accelerated collection programs. We were recently notified that a portion of this program will expire in 2004, with the majority of the program expiring in 2005. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we are examining other alternative programs in the marketplace, as well as enhanced terms directly from our customers. However, we may not be able to reach a favorable resolution in a timely manner, and the new arrangements may be less advantageous to the Company. If we are unable to replace these arrangements, it could adversely affect our liquidity and future covenant compliance under our senior secured credit facility. In addition, if we fail to renew our accounts receivable securitization agreement, which expires in November 2005, we could have adverse effects on our liquidity and future covenant compliance. However, we had $87 million of undrawn and available commitments on our revolving credit facility at June 27, 2004.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and balance sheet strengthening. In the first six months of 2004, we have used our cash primarily to service our debt obligations, fund our capital expenditure requirements, and make the New Castle acquisition.

Liquidity.    At June 27, 2004, we had approximately $87 million and $52 of undrawn and available commitments from our revolving credit facility and accounts receivable facility, respectively. Thus, our total liquidity including revolver and accounts receivable facilities was approximately $139 million at June 27, 2004.

Effect of Independent Investigation on Covenants and Liquidity.    Due to the delay in filing our financial statements, as a result of the Independent Investigation and the restatement (see Note 2 to the consolidated financial statements included herein), we were required to seek a waiver from our senior bank group, accounts receivable financing providers and certain lessors under sale-leaseback arrangements. Furthermore, prior to this filing, we did not comply with a covenant related to the deliver of financial statements for our 11% senior subordinated notes due in 2012 and the 10% subordinated notes due in 2013. However, we have not received a notice of default from either the trustee or the holders of such notes for either of these two securities. During this time period, we have continued to have adequate access to our accounts receivable securitization and revolving credit facilities. Upon completion and delivery of our financial statement with the SEC (2003 Form 10-K and 2004 Form 10-Q for the first and second quarters), we will no longer require extensions of these waivers, or be in violation of any covenants on our notes discussed above.

TriMas Common Stock.    As of June 27, 2004, our remaining shares outstanding in TriMas were 5.75 million, representing a book value of $121.5 million that are recorded as "equity and other investments in affiliates" in the Company's consolidated balance sheet as of June 27, 2004. We continue to monitor opportunities to liquidate all or a portion of this interest to assist in funding operations, repaying debt and making strategic investments and/or acquisitions.

Debt, Capitalization and Available Financing Sources.    On October 20, 2003, we issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. As these notes were not registered within 210 days from the closing date, the annual interest rate increased by 1% and will remain so until the registration statement is declared effective. The net proceeds from this offering were used to redeem the balance of the $98.5 million aggregate principal amount of the outstanding 4.5% subordinated debentures that were due in December 2003 and to repay $46.6 million of term loan debt under our credit facility. As a result of this term loan repayment, our semi-annual principal installments on the term loan facility were decreased to $0.4 million with the remaining outstanding balance due December 31, 2009. Due to this financing, we agreed with our banks to decrease our revolver facility to $200 million.

	(In millions)
	June 27, 2004	June 29, 2003
Senior credit facilities:
Term loan	$352	$352
Revolving credit facility	52	—
Total senior credit facility	$404	$352
11% senior subordinated notes, with interest payable semi-annually, due 2012	250	250
10% senior notes, with interest payable semi-annually, due 2013	150	150
10% senior subordinated notes, with interest payable semi-annually, due 2014	32	—
Other debt	26	26
Total	$862	$778
Less current maturities	9	11
Long-term debt	$853	$767

At June 29, 2004, we were contingently liable for standby letters of credit totaling $61.3 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an EBITDA to cash interest expense coverage ratio to exceed 2.25 through July 3, 2005; and a debt to EBITDA leverage ratio not to exceed 5.00 and 4.75 for the quarters ended June 27, 2004 and October 3, 2004, respectively. The accounts receivable facility is included in computing debt for the purposes of these covenant calculations. We were in compliance with the preceding financial covenants throughout the quarter and obtained waivers associated with the timely submission of financial statements and associated representations and warranties through November 15, 2004. Our most restrictive covenant is the leverage ratio. The permitted leverage ratio (as modified on September 30, 2004) becomes more restrictive in future periods, is 5.00 in the second fiscal quarter of 2004, declining to 4.75 in the third fiscal quarter of 2004, 4.50 in the first fiscal quarter of 2005, 4.25 in the third fiscal quarter of 2005, 3.75 in the fourth fiscal quarter of 2005, 3.00 in the first fiscal quarter of 2006 and 2.75 in the fourth fiscal quarter of 2006 and thereafter.

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

Off-Balance Sheet Arrangements

Our Receivables Facility.    We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary, MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $150 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $2.3 million in 2004.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At June 27, 2004, we had utilized $47 million of the facility with $44.5 million available but not utilized. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of June 27, 2004, we had available approximately $67 million from these commitments, and approximately $57.8 million of receivables were sold under these programs. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations. The net expense of this program for six months amounted to approximately $2.3 million through June 27, 2004.

Certain Other Commitments.    We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

Sale-Leaseback Arrangements.    On June 17, 2004, the Company entered into a sale-leaseback transaction for machinery and equipment with a third party lessor. The Company received $7.5 million cash as part of this transaction. In the first quarter of 2004, we entered into two sale-leaseback arrangements. On December 31, 2003 we entered into a sale-leaseback with proceeds of approximately $4.5 million. This lease was accounted for as a capital lease and the present value of our lease payments is therefore reflected in our debt balance. We also entered into a $65 million sale-leaseback on December 31, 2003, as part of our financing related to the purchase of New Castle. This lease for New Castle equipment is accounted for as an operating lease and the annual lease expense is approximately $10 million.

In March 2003, we entered into a sale-leaseback transaction with respect to certain manufacturing equipment for proceeds of approximately $8.5 million, and in October 2003, we entered into a sale-leaseback transaction for machinery and equipment for additional proceeds of $8.5 million. In July 2003, we entered into an approximate $10 million operating lease associated with the acquisition of our Greensboro, North Carolina facility. The proceeds from this lease were used to finance a portion of the acquisition of this facility from Dana Corporation. All of these leases are accounted for as operating leases. The sale-leasebacks initiated in 2003 contribute an additional $3.8 million in annualized lease expense going forward, which is included in our "Contractual Cash Obligations," below. We continue to look to sale-leaseback and other leasing opportunities as a source of cash for debt reduction and other uses. Our total obligations under lease agreements are summarized in the Contractual Cash Obligation table that follows.

Redeemable Preferred Stock.    We have outstanding $147 million in aggregate liquidation value of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13%, 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid in 2003 or 2004. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

Saturn-Related Obligations.    In the November 2000 recapitalization of the Company, our shares were converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. We hold 1,796,800 shares of Class A common stock and 1,796,800 shares of Class B common stock of Saturn, a privately held corporation. As such, there is no readily available market value of these shares. However, the value of this investment as recorded on the Company's books was $6.0 million as of December 28, 2003 and $7.3 million at June 27, 2004. We have not identified any indicators of impairment.

Although no disposition of the stock of Saturn was made prior to the recapitalization or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. We are not responsible to disburse any funds to the previous holders of the Company's common stock if the sale proceeds are less than $18 million. Any sale of the stock of Saturn requires approval from a committee representing the interests of the former shareholders of the Company. Thus, the Company does not control the timing of the sale of the stock of Saturn. Therefore, it is possible that the Company may choose to agree to accept an amount less than that indicated above in order to accelerate a disposition of the holdings of the stock of Saturn.

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

Capital Expenditures.    Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures by product segment for the periods presented were:

	(In thousands)
	June 27, 2004	June 29, 2003
		(Restated)
Capital Expenditures:
Chassis	$21,170	$7,890
Driveline	17,090	29,210
Engine	24,710	14,290
Corporate	1,000	2,980
Total	$63,970	$54,370

Cash Flows

Operating activities — Net cash provided by operating activities totaled $51.8 million for the six months ended June 27, 2004, compared to a $22.2 million increase in 2003 (as restated). Adjusting 2004 results by the $47 million increased use of the accounts receivable securitization facility, the 2004 operating cash flow would have approximated a $5 million inflow, or an approximate $17 million decrease versus 2003 (as restated). The primary driver of this decline is improved operational performance offset by an approximate $25 million increase in investment in working capital (excluding accounts receivable securitization facility). This increase in working capital is explained by the 30% increase in sales in 2004 (driven largely by the New Castle Acquisition), higher inventory levels (largely driven by the increase in raw material pricing combined with higher safety stock to compensate for the decrease in supply) and an increase in our accounts receivable (due to the increase in our sales, slower payment practices from our customers, and an approximate $5 million decline in our ability to use our accelerated payment collection programs).

Investing activities — Cash flows used in investing activities totaled $208.5 million for the six months ended June 27, 2004, compared to a use of cash of $31.0 million in 2003 (as restated). Capital expenditures were higher in 2004 by approximately $9.6 million than in 2003 (as restated) primarily related to increased new business launch activity. Additionally, we acquired the New Castle facility in 2004 for approximately $218 million including fees and offset by proceeds from a sale-leaseback of approximately $65 million on New Castle's equipment. In 2003, we invested $20 million in NC-M Chassis Systems, LLC, a joint venture with DaimlerChrysler Corporation. Proceeds from sale-leaseback transactions with respect to equipment and real property represented a source of cash of $8.5 million in 2003.

Financing activities — Cash flows from financing activities totaled $142.9 million for the six months ended June 27, 2004, compared to a use of cash of $3.3 million in 2003 (as restated). In 2004, we issued $96 million in new debt and preferred stock to acquire New Castle and ended the quarter with approximately $52 million outstanding on our revolving credit facility versus zero outstanding at December 28, 2003.

Outlook

Automotive vehicle production in 2004 is expected to be slightly below 2003 production levels in North America and slightly higher in Europe, but there are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Management believes cash flow from operations and debt financing and refinancing that occurred in October 2003 will provide us with adequate sources of liquidity for the foreseeable future. However, our sources of liquidity may be inadequate if we are unable to obtain operating targets, which would cause us to seek covenant relief from existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt. Therefore, we may be unable to secure equity or other financing. We were recently notified that a portion of the accelerated accounts receivable programs with our largest customers will expire in 2004, while the majority will expire in 2005. These programs accelerated approximately $57 million at June 27, 2004. We are actively working to find substitutes to replace these programs, but there is no certainty that we will be successful. However, we had $87 million of undrawn and available commitments on our revolving credit facility at June 27, 2004.

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

Contractual Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of June 27, 2004.

	(In millions)
		Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$404	$1	$2	$54	$347
11% Senior subordinated notes due 2012	250	—	—	—	250
10% Senior notes due 2013	150	—	—	—	150
10% Senior subordinated notes due 2014	32	—	—	—	32
Other debt	14	3	3	—	8
Capital lease obligations	12	5	5	1	1
Operating lease obligations (1)	336	47	83	76	130
Redeemable preferred stock, including accrued dividends	147	—	—	—	147
Pension contributions (data available through 2004)	17	17	—	—	—
Contractual severance	5	4	1	—	—
Total contractual obligations (2)	$1,367	$77	$94	$131	$1,065

(1)	Operating lease expense is included in the determination of Adjusted EBITDA.

(2)	Total contractual obligations exclude accounts payable and accrued liabilities.

At June 27, 2004, we were contingently liable for standby letters of credit totaling $61.3 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We believe that our product warranty exposure is immaterial; however, it is continuously monitored for potential warranty implications of new and current business.

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

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company — Safe Harbor Statements

This report contains statements reflecting the Company's views about its future performance, its financial condition, its markets and many other matters that constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this quarterly report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this quarterly report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

•	Dependence on Automotive Industry and Industry Cyclicality — The industries in which we operate depend upon general economic conditions and are highly cyclical. Our performance is affected particularly by new vehicle sales, which can be highly sensitive to changes in interest rates, consumer confidence and fuel costs. We experience sales declines during the third calendar quarter as a result of scheduled OEM shutdowns.

•	Customer Concentration — Our base of customers is concentrated among original equipment manufacturers in North America, particularly the large automotive manufacturers, and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect us.

•	Ability to Finance Capital Requirements — Our business is capital intensive. We have made substantial capital investments to improve capacity and productivity and to meet customer requirements. More investment is required to maintain and expand our future business awards. If we are unable to meet future capital requirements, our business may be materially adversely affected.

•	Increases in Costs Due to Our Supply Base and Raw Materials — Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could negatively affect our financial health and results. In particular, we have been recently adversely impacted by steel costs, which we have been unable to wholly mitigate. In addition, certain of our suppliers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for interrupted supply, unfavorable payment terms and/or higher prices. Specifically, two of our largest suppliers have recently declared bankruptcy, and are in the process of reorganizing. The effect on the Company from these bankruptcies is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

•	Our Industries are Highly Competitive — Continuing trends among our customers will increase competitive pressures in our businesses. Certain of our competitors have greater financial resources and, in some cases, we compete with our own customers. The continuing trend towards limiting outside suppliers involves significant risks, as well as opportunities, and has increased competition. We have experienced and may continue to experience adverse pricing pressures as a result.

•	Changing Technology — Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. We may require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive.

•	Challenges of Acquisition Strategy — We intend to actively pursue acquisitions and/or joint ventures but we may not be able to identify attractive acquisition and/or joint venture candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions and/or joint ventures, particularly with respect to any acquisitions outside North America.

•	Dependence on Key Personnel and Relationships — We depend on the services of key individuals, particularly our executive officers, and our relationship with our controlling stockholder. The loss of any key individual or change in our relationship with our controlling stockholder could materially and adversely harm us.

•	Labor Stoppages Affecting OEMs — We may be subject to work stoppages at our facilities or those of our principal customers or suppliers, which could materially and adversely harm us.

•	Outsourcing Trend — Our strategies may not succeed if anticipated outsourcing among automotive manufacturers fails to materialize to the extent we have assumed. Principal risks to continued outsourcing are union/labor considerations and objections.

•	International Sales — A growing portion of our revenue may be derived from international sources, which exposes us to certain risks, such as foreign trade restrictions, government embargoes, tariffs, foreign currency risks, expatriation risks and political instability.

•	Product Liabilityand Warranty Claims -- We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage. In addition, claims may be asserted against us in respect of formerly owned operations, such as TriMas, for which we are indemnified. In the event of financial difficulties, TriMas may be unable to satisfy indemnification claims.

•	Environmental Matters — Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

•	Control by Principal Stockholder — We are controlled by Heartland, whose interests in our business may be different than other investors in the Company.

•	Terms of Stockholders Agreement — Provisions of a stockholders agreement among the majority of our stockholders impose significant operating and financial restrictions on our business without certain stockholder agreement. In the event our significant stockholders are unable to agree on certain actions, we may be materially and adversely impacted.

•	Leverage; Ability to Service Debt — We may not be able to manage our business as we might otherwise do so due to our high degree of leverage. Our high degree of leverage means that we must dedicate significant cash flow to debt service. By doing so, we will have greater difficulty in meeting other important commercial and financial obligations or in pursuing various strategies and opportunities.

•	Substantial Restrictions and Covenants — Restrictions in our debt instruments limit our ability to take certain actions, including to incur further debt, finance capital expenditures, pay dividends and sell or acquire assets or businesses. These restrictions may prevent us from taking actions in the interests of our securityholders. In addition, our ability to comply with our financial

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

In addition to the foregoing, readers of this quarterly report are cautioned that, prior to the announcement of the Independent Investigation referred to herein, the Commission provided the Company with comments in the ordinary course on its filings under the Securities Exchange Act of 1934 as amended. The Company believes that it has supplementally or in this report adequately responded to the Staff's comments on the Company's filings. However, it is entirely possible that disclosure may change as a result of the Commission's review of this filing and the Company's responses to those comments. Further, the Company has not included certain historical selected financial data in its Annual Report, and the Commission may comment that the Company's Form 10-K must be amended for the inclusion of such information.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 15 "Long-Term Debt" in the notes to the consolidated financial statements for additional information in our 2003 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's quarterly financial information has been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the first three fiscal quarters of 2003. Reference is made to Note 2 to the Company's financial statements, and Note 2 to our 2003 Form 10K, for greater detail on the restatement adjustments.

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

During the initial stages of the investigation, the Company was made aware of errors with respect to the recording of certain entries which it attempted to analyze. While the Company was performing these analyses, in February 2004, the Sintered division controller made the following allegations concerning actions in which he admittedly participated. He alleged that, following the acquisition of the Company in November 2000, income at the Sintered division from 2000 through 2003 was deliberately understated by up to approximately $10 million in the aggregate. He alleged that these understatements were part of an effort to disguise previous overstatements of income by approximately $20 million in aggregate at the Sintered division during the period from 1996 through 1999, which was prior to the acquisition. There were three primary allegations from the former Sintered divisional controller related to the period 1996 to 1999. During this time, he stated income was overstated by (1) overstating fixed assets, (2) understating liabilities (notably accounts payable), and (3) using a complex set of manual journal entries every month to "disguise" the effects of (1) and (2). Following the acquisition in late 2000, he stated that income was understated through similar actions. The Company concluded that the Sintered division controller's allegations concerning these actions were correct, although the amounts impacted by the actions following the Acquisition vary from the allegations. The Sintered division investigation revealed deficiencies, circumventions and breakdowns that occurred in controls and procedures at the Company.

Based upon certain findings within the Sintered division, the investigation was expanded to encompass accounting practices in other areas of the Company concerning the use of reserves and accrual accounts and the recognition of tooling income for the period from 2001 through 2003. This investigation involved an extensive review by those conducting the investigation of journal entries of over a specified amount made over a three year period. As a result of the expanded investigation, the Company became aware of instances of inappropriate accounting relating to reserves and accruals, which had the effect of "smoothing" earnings for certain periods. Specifically, the Company concluded from the investigative findings that there were instances when reserves had been established to cover unanticipated expenses, reserves had been increased or decreased based upon performance, and/or accruals or reserves had been recorded different from estimated or analyzed amounts. The Company also identified from the investigative findings a few instances of incorrect timing in the recognition of tooling income. The investigation categorized journal entries from the relevant periods for analysis by the Company and review by the Company with its current and former independent auditors. The Company analyzed those categories of entries which the investigation determined to be either potentially inaccurate (i.e., warranting further review) or unknown (i.e., insufficient documentation for third party evaluation). Based upon the Company's review of these categories of entries, the Company believes that the net impact on pretax earnings of the entries determined to be inappropriate and the tooling income issue discussed above was less than $0.6 million in 2003 and no quarter was affected by more than that amount.

Through the work of the investigation, a number of concerns with financial controls and procedures have been identified. Control concerns specifically identified by those conducting the investigation include, but are not limited to, instances of disregard for, or lack of understanding of, proper accrual accounting under GAAP, particularly in relation to reserve accounts; inconsistent policies and procedures concerning the recognition of tooling income; inadequate training of personnel within key accounting and operations functions; undue pressure on certain accounting personnel relative to operating results; issues in properly reviewing internal reporting packages and questionnaires; a failure to properly account for fixed assets; a lack of timely and adequate monitoring of intercompany balances, management review of general ledger, account reconciliation and manual journal entries; and insufficient information systems safeguards and security controls.

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

Disclosure Controls and Procedures

The evaluation and investigation described above included an evaluation by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, and the investigation, the Chief Executive Officer and Chief Financial Officer concluded that (a) as of June 27, 2004, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that they would meet their objectives, and (b) taking into account the remedial measures implemented by the Company, as of November 10, 2004, notwithstanding the material weaknesses and reportable conditions summarized above, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

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