Form 10-Q
period 2004-10-03
METALDYNE CORP
filed 2004-11-17
CIK 745448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED OCTOBER 3, 2004
COMMISSION FILE NUMBER 1-12068

METALDYNE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2513957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47659 Halyard Drive, Plymouth, Michigan (Address of principal executive offices)	48170-2429 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes               No      X

There is currently no public market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Shares outstanding at November 15, 2004
Common stock, par value $1 per share	42,844,760

METALDYNE CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets – October 3, 2004 and December 28, 2003	3
	Consolidated Statements of Operations for the Three and Nine Months Ended October 3, 2004 and September 28, 2003	4
	Consolidated Statements of Cash Flows for the Nine Months Ended October 3, 2004 and September 28, 2003	5
	Notes to Consolidated Financial Statements	6-29
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-55
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	55
Item 4.	Controls and Procedures	55-58
Part II.	Other Information and Signature	59-60

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
October 3, 2004 and December 28, 2003
(Dollars In Thousands Except Per Share Amounts)

	October 3, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,190	$13,820
Receivables:
Trade, net of allowance for doubtful accounts	126,820	139,330
TriMas	7,230	15,350
Other	10,370	26,440
Total receivables, net	144,420	181,120
Inventories	117,520	83,680
Deferred and refundable income taxes	8,110	9,110
Prepaid expenses and other assets	48,920	36,280
Total current assets	320,160	324,010
Equity and other investments in affiliates	131,080	148,830
Property and equipment, net	915,060	707,450
Excess of cost over net assets of acquired companies	584,540	584,390
Intangible and other assets	218,180	247,180
Total assets	$2,169,020	$2,011,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$263,890	$201,240
Accrued liabilities	116,450	136,840
Current maturities, long-term debt	8,450	10,880
Total current liabilities	388,790	348,960
Long-term debt	856,080	766,930
Deferred income taxes	112,550	121,520
Minority interest	800	800
Other long-term liabilities	141,860	153,760
Redeemable preferred stock (aggregate liquidation value $154.2 million)	152,390	—
Total liabilities	$1,652,470	$1,391,970
Redeemable preferred stock (aggregate liquidation value $76.0 million)	—	73,980
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million and 42.7 million shares, respectively	42,830	42,730
Paid-in capital	693,540	692,400
Accumulated deficit	(260,540)	(234,750)
Accumulated other comprehensive income	40,720	45,530
Total shareholders' equity	516,550	545,910
Total liabilities, redeemable stock and shareholders' equity	$2,169,020	$2,011,860

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
		(Restated)		(Restated)
Net sales	$501,680	$346,680	$1,504,710	$1,119,140
Cost of sales	(467,500)	(313,260)	(1,365,930)	(994,850)
Gross profit	34,180	33,420	138,780	124,290
Selling, general and administrative expenses	(35,880)	(27,020)	(98,350)	(84,300)
Restructuring charges	(220)	(3,220)	(1,930)	(7,080)
Loss on disposition of manufacturing facilities	—	—	(7,600)	—
Operating profit	(1,920)	3,180	30,900	32,910

Other expense, net:
Interest expense	(21,740)	(18,690)	(61,490)	(53,890)
Preferred stock dividends	(4,860)	—	(13,830)	—
Non-cash gain on maturity of interest rate arrangements	—	—	6,590	—
Equity gain (loss) from affiliates, net	760	1,130	5,200	(1,580)
Other, net	(1,470)	(770)	(4,890)	(6,540)
Other expense, net	(27,310)	(18,330)	(68,420)	(62,010)

Loss before income taxes	(29,230)	(15,150)	(37,520)	(29,100)
Income tax benefit	(11,860)	(4,810)	(11,730)	(8,760)
Net loss	(17,370)	(10,340)	(25,790)	(20,340)
Preferred stock dividends	—	2,340	—	6,840
Loss attributable to common stock	$(17,370)	$(12,680)	$(25,790)	$(27,180)
Basic and diluted loss per share attributable to common stock	$(0.41)	$(0.30)	$(0.60)	$(0.64)

See accompanying notes to consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars In Thousands)

	Nine Months Ended
	(Unaudited)
	October 3, 2004	September 28, 2003
		(Restated)
Operating activities:
Net loss	$(25,790)	$(20,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,360	78,300
Non-cash stock award expense	600	2,480
Debt fee amortization	2,010	1,540
Fixed asset losses	1,540	2,200
Loss on disposition of manufacturing facilities	7,600	—
Deferred income taxes	(9,050)	(29,550)
Preferred stock dividends	13,830	—
Non-cash interest expense (interest accretion)	—	5,340
Non-cash gain on maturity of interest rate arrangements	(6,590)	—
Equity (earnings) losses from affiliates, net of dividends	(5,200)	1,580
Other, net	(70)	(2,250)
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	(56,250)	3,630
Net proceeds of accounts receivable securitization facility	87,290	—
Inventories	(23,420)	(3,690)
Refundable income taxes	—	31,420
Prepaid expenses and other assets	(12,880)	(10,330)
Accounts payable and accrued liabilities	23,010	(19,530)
Net cash provided by operating activities	91,990	40,800
Investing activities:
Capital expenditures	(105,250)	(74,370)
Proceeds from sale/leaseback of fixed assets	72,530	8,460
Proceeds on disposition of manufacturing facilities	(500)	22,570
Proceeds from sale of TriMas shares	—	20,000
Acquisition of business	(217,850)	(7,650)
Proceeds on sale of joint venture	1,260	—
Investment in joint venture	—	(20,000)
Net cash used for investing activities	(249,810)	(50,990)
Financing activities:
Principal payments of term loan facilities	(880)	(1,000)
Proceeds of revolving credit facility	181,960	180,000
Principal payments of revolving credit facility	(125,910)	(180,000)
Proceeds of senior subordinated notes, due 2014	31,750	—
Proceeds of other debt	1,220	1,660
Principal payments of other debt	(7,400)	(7,350)
Capitalization of debt refinancing fees	—	(2,250)
Issuance of Series A-1 preferred stock	64,450	—
Net cash provided by (used for) financing activities	145,190	(8,940)
Net decrease in cash	(12,630)	(19,130)
Cash and cash equivalents, beginning of period	13,820	19,130
Cash and cash equivalents, end of period	$1,190	$—
Supplementary cash flow information:
Cash refunded for income taxes, net	$(15,050)	$(27,700)
Cash paid for interest	$48,690	$39,590

See accompanying notes to consolidated financial statements.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Other Information

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

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the "2003 Form 10-K"). The results of operations for the period ended October 3, 2004 are not necessarily indicative of the results for the full year.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Total Adjustments. The following table presents the impact on net income of the restatement adjustments for the three and nine months ended September 28, 2003:

	(In thousands)
	Three Months Ended September 28, 2003	Nine Months Ended September 28, 2003
Net loss as previously reported	$(9,570)	$(18,460)
Sintered adjustments	(870)	(2,150)
Tooling, accrual and allowance adjustments	100	(190)
Other adjustments	(460)	(680)
Income tax effect	460	1,140
Restated net loss	$(10,340)	$(20,340)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact on net income of the restatement adjustments on the consolidated statement of operations for the three and nine months ended September 28, 2003:

	(In thousands)
	Three Months Ended September 28, 2003			Nine Months Ended September 28, 2003
	As Previously Reported	Restatements	As Restated	As Previously Reported	Restatements	As Restated
Net sales	$346,280	$400	$346,680	$1,117,890	$1,250	$1,119,140
Cost of goods sold	(311,160)	(2,100)	(313,260)	(992,940)	(1,910)	(994,850)
Gross profit	35,120	(1,700)	33,420	124,950	(660)	124,290
Selling, general and administrative expenses	(27,020)	—	(27,020)	(84,300)	—	(84,300)
Restructuring charges	(3,220)	—	(3,220)	(7,080)	—	(7,080)
Operating profit	4,880	(1,700)	3,180	33,570	(660)	32,910
Other expense, net:
Interest expense	(18,690)	—	(18,690)	(53,810)	(80)	(53,890)
Equity loss from affiliates, net	1,130	—	1,130	(1,580)	—	(1,580)
Other, net	(1,250)	460	(770)	(4,260)	(2,280)	(6,540)
Other expense, net	(18,810)	460	(18,330)	(59,650)	(2,360)	(62,010)
Loss before income taxes	(13,930)	(1,220)	(15,150)	(26,080)	(3,020)	(29,100)
Income tax benefit	(4,360)	(450)	(4,810)	(7,620)	(1,140)	(8,760)
Net loss	$(9,570)	$(770)	$(10,340)	$(18,460)	$(1,880)	$(20,340)
Basic and diluted loss per share attributable to common stock	$(0.28)	$(0.02)	$(0.30)	$(0.59)	$(0.05)	$(0.64)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact on cash flow for the restatement adjustments for the nine months ended September 28, 2003:

	(In thousands)
	As Previously Reported	Restatements	As Restated
Cash flows from operating activities:
Net cash used for operating activities	$44,000	$(3,200)	$40,800
Cash flows from investing activities:
Capital expenditures	(77,600)	3,230	(74,370)
Proceeds from sale/leaseback of fixed assets	8,460	—	8,460
Disposition of businesses to a related party	22,570	—	22,570
Proceeds form sale of TriMas shares	20,000	—	20,000
Acquisition of business, net	(7,650)	—	(7,650)
Investment in joint venture	(20,000)	—	(20,000)
Net cash provided by (used for) investing activities	(54,220)	3,230	(50,990)
Cash flows from financing activities:
Principal payments of term loan facilities	(1,000)	—	(1,000)
Proceeds of revolving credit facility	180,000	—	180,000
Principal payments of revolving credit facility	(180,000)	—	(180,000)
Proceeds of other debt	1,660	—	1,660
Principal payments of other debt	(7,320)	(30)	(7,350)
Capitalization of debt refinancing fees	(2,250)	—	(2,250)
Net cash used for financing activities	(8,910)	(30)	(8,940)
Net decrease in cash	(19,130)	—	(19,130)
Cash and cash equivalents, beginning of period	19,130	—	19,130
Cash and cash equivalents, end of period	$—	$—	$—

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Stock Options and Awards

The following disclosure for the financial statements for the period ended October 3, 2004 is based on the Company continuing to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 and related interpretations.

The Company has a stock-based employee compensation plan and has issued restricted stock units discussed below. No stock-based employee compensation cost is reflected in net income for the stock option plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	(In thousands except per share amounts)
	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
		(Restated)		(Restated)
Net loss attributable to common stock, as reported	$(17,370)	$(12,680)	$(25,790)	$(27,180)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(400)	(210)	(1,340)
Pro forma net loss attributable to common stock	$(17,410)	$(13,080)	$(26,000)	$(28,520)
Loss per share:
Basic and diluted – as reported	$(0.41)	$(0.30)	$(0.60)	$(0.64)
Basic and diluted – pro forma for stock-based compensation	$(0.41)	$(0.31)	$(0.61)	$(0.67)

Beginning in 2004, the Company offered eligible employees the opportunity to participate in a new Voluntary Stock Option Exchange Program (the "Program"), to exchange all of their outstanding options to purchase shares of the Company's common stock granted under the Long Term Equity Incentive Plan (the "Plan") for new stock options and restricted stock units to be granted under the Plan. Participation in the Program is voluntary; however, elections were required to be received by January 14, 2004, with new stock options to be granted on or after July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and those eligible employees not electing to participate in the new Program will continue to be eligible to participate in the existing Plan. Stock compensation expense for the nine months ended October 3, 2004 was $0.6 million.

4.    Accounts Receivable Securitization and Factoring Agreements

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $150 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $3.0 million and $2.4 million for the nine months ended October 3, 2004

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and September 28, 2003 (as restated), respectively, and is included in other expense, net in the Company's consolidated statement of operations. At October 3, 2004, the Company's funding under the facility was $87.3 million with no additional amounts available. The discount rate at October 3, 2004 was 2.78% compared to 2.14% at December 28, 2003. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of October 3, 2004, the Company had available approximately $67 million from these commitments, and approximately $52.6 million of receivables were sold under these programs. The Company pays a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations. The net expense for these programs was approximately $3.4 million for the nine months ended October 3, 2004.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with its largest customers. At October 3, 2004, the Company received approximately $51.6 million under the accelerated collection programs. The Company was recently notified that a portion of this program would expire in 2004, with the majority of the program expiring in 2005. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of the accounts receivable securitization facility, the Company is examining other alternative programs in the marketplace, as well as enhanced terms directly from its customers. However, the Company may not be able to reach a favorable resolution in a timely manner, and the new arrangements may be less advantageous to the Company. If the Company is unable to replace these arrangements, it could adversely affect its liquidity and future covenant compliance under its senior secured credit facility. In addition, if the Company fails to renew its accounts receivable securitization agreement, which expires in November 2005, it could have adverse effects on the Company's liquidity and future covenant compliance. However, the Company had approximately $60 million of undrawn and available commitments on its revolving credit facility at October 3, 2004.

5.    Inventories

Inventories by component are as follows:

	(In thousands)
	October 3, 2004	December 28, 2003
Finished goods	$37,670	$25,710
Work in process	33,960	29,480
Raw materials	45,890	28,490
	$117,520	$83,680

6.    Goodwill and Other Intangible Assets

At October 3, 2004, the goodwill balance was approximately $585 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate as of December 28, 2003. This assessment was completed for the year ended December 28, 2003, which indicated that the fair value of these units exceeded their carrying values.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of October 3, 2004			As of December 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$93,350	$(39,300)	8.2 years	$94,420	$(31,050)	8.2 years
Technology and Other	163,260	(43,100)	14.9 years	165,280	(35,290)	14.9 years
Total	$256,610	$(82,400)	13.6 years	$259,700	$(66,340)	13.6 years
Aggregate Amortization Expense (Included in Cost of Sales):
For the nine months ended October 3, 2004		$17,850
Estimated Amortization Expense:
For the year ending January 2, 2005		23,500
For the year ending December 31, 2005		23,100
For the year ending December 31, 2006		23,100
For the year ending December 31, 2007		22,300
For the year ending December 31, 2008		21,600

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 3, 2004 are as follows:

	(In thousands)
	Chassis	Driveline	Engine	Total
Balance as of December 28, 2003	$61,630	371,010	151,750	584,390
Exchange impact from foreign currency	—	420	180	600
Other	—	(450)	—	(450)
Balance as of October 3, 2004	$61,630	$370,980	$151,930	$584,540

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years, a total notional amount of $200 million as of December 28, 2003, and a three-month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three-month LIBOR interest rate of 7% with a total notional amount of $301 million as of December 28, 2003.

All of the Company's interest rate protection arrangements matured in February 2004 and, as a result of their maturity, a cumulative pre-tax non-cash gain of $6.6 million was recorded and is reflected as a non-cash gain on maturity of interest rate arrangements in the Company's consolidated statement of operations for the nine months ended October 3, 2004. Prior to their maturity, $6.6 million was included in accumulated other comprehensive income related to these arrangements. Prior to the expiration of these agreements, the Company recognized additional interest expense of $1.1 million during the nine months ended October 3, 2004.

8.    Segment Information

The Company has defined a segment as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker and its board of directors in determining resource allocation and assessing performance.

The Company has established Adjusted Earnings Before Interest Taxes Depreciation and Amortization ("Adjusted EBITDA") as a key indicator of financial operating performance. The Company defines Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairment, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. Adjusted EBITDA is a non-GAAP measure and therefore caution must be exercised in using Adjusted EBITDA as an analytical tool and should not be used in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating Adjusted EBITDA, management deems it important to consider the quality of the Company's underlying earnings by separately identifying certain costs undertaken to improve the Company's results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment activity for the three and nine months ended October 3, 2004 and September 28, 2003 (as restated) is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
		(Restated)		(Restated)
Sales
Chassis	$148,480	$31,170	$432,730	$108,640
Driveline	198,840	186,710	597,080	589,890
Engine	154,360	128,800	474,900	420,610
Total sales	$501,680	$346,680	$1,504,710	$1,119,140

Adjusted EBITDA
Chassis	$11,100	$2,490	$35,710	$9,960
Driveline	10,200	16,720	50,580	58,200
Engine	19,030	14,050	73,190	58,670
Centralized resources ("Corporate")	(10,800)	(2,830)	(24,660)	(15,120)
Total Adjusted EBITDA	29,530	30,430	134,820	111,710
Depreciation & amortization	(31,360)	(26,060)	(95,360)	(78,300)
Non-cash stock award expense	(130)	(950)	(600)	(2,480)
Loss on disposition of manufacturing facilities	—	—	(7,600)	—
Other, net included in Adjusted EBITDA	40	(240)	(360)	1,980
Operating profit	$(1,920)	$3,180	$30,900	$32,910

	(In thousands)
	October 3, 2004	December 28, 2003
Total Assets
Chassis	$383,030	$121,260
Driveline	950,430	953,520
Engine	748,270	733,920
Corporate	87,290	203,160
Total	$2,169,020	$2,011,860

	Nine Months Ended
	October 3, 2004	September 28, 2003
Capital Expenditures
Chassis	$28,250	$10,390
Driveline	32,950	29,640
Engine	42,600	29,690
Corporate	1,450	4,650
Total	$105,250	$74,370

Intercompany sales for the quarter ended October 3, 2004 were $1.9 million and $0.6 million for the Driveline and Engine segments, respectively. Intercompany sales for the quarter ended September 28, 2003 were $0.6 million for the Engine segment. Intercompany sales for the nine months ended October 3, 2004 were $5.9 million and $2.2 million for the Driveline and Engine

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segments, respectively. Intercompany sales for the nine months ended September 28, 2003 were $2.2 million for the Engine segment.

9.    Acquisitions

In the first quarter of 2004, effective December 31, 2003, the Company completed a transaction with DaimlerChrysler Corporation ("DaimlerChrysler") that transferred full ownership of the New Castle Machining and Forge ("New Castle") manufacturing operations to Metaldyne. From January 2003 until the transaction at December 31, 2003, New Castle was managed as a joint venture between Metaldyne and DaimlerChrysler; at December 28, 2003, the Company's investment in this joint venture was approximately $20 million (before fees and expenses of approximately $2 million). The New Castle facility manufactures suspension and powertrain components for Chrysler, Jeep and Dodge vehicles; additionally, Metaldyne has launched initiatives to expand the customer base beyond DaimlerChrysler. The New Castle manufacturing operations are part of the Company's Chassis segment.

As part of the New Castle transaction, Metaldyne acquired Class A and Class B units representing DaimlerChrysler's entire joint venture interest in New Castle. In exchange, Metaldyne delivered to DaimlerChrysler $215 million (before fees and expenses of approximately $3 million), comprised of $118.8 million in cash; $31.7 million in aggregate principal amount of a new issue of its 10% senior subordinated notes; and $64.5 million in aggregate liquidation preference of its Series A-1 preferred stock. Included in the $5 million fees and expenses is a $2.4 million transaction fee paid to Heartland Industrial Partners (Heartland") pursuant to the acquisition of New Castle. The cash portion of the consideration was funded in part by the net cash proceeds of approximately $65 million from the sale-leaseback of certain machinery and equipment with a third-party lessor, with the remainder funded through Metaldyne's revolving credit facility.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In addition, the Company signed a seven-year supply agreement with Dana covering all existing business at Greensboro, including a right of last refusal on successor programs, as well as a commitment to award $20 million of new forging business to the Company. Dana has also issued purchase orders, to be satisfied at other of our facilities, for incremental other tube, gear and carrier business for a number of platforms. In September 2004, the Company provided notice to Dana that it had considered the supply agreement related explicitly to the supply of differential gears terminated. Since that time, and based on commercial negotiations between Dana and the Company, the Company has agreed to rescind its notice of termination, and Dana and the Company have agreed to develop a new supply agreement to cover the future and continued supply of differential gears.

10.   Asset Impairments and Restructuring Related Integration Actions

In the first nine months of fiscal 2004, the Company has entered into several restructuring arrangements whereby it incurred approximately $1.9 million of costs associated with severance for the nine months ended October 3, 2004. Charges incurred by segment are as follows: Chassis Group $0.1 million relating to headcount reduction initiatives; Driveline Group $1.2 million primarily relating to charges associated with the closure of a facility in Europe; and Corporate $0.6 million primarily relating to headcount reductions. In fiscal 2003, the Company entered into several restructuring arrangements whereby it incurred approximately $13.1 million of costs associated with severance and facility closures. These actions include the completion of the Engine segment's European operation reorganization that was initiated in fiscal 2002 and completed in the first quarter of 2003 and actions within the Driveline segment's forging operations and administrative departments to eliminate redundant headcount and adjust costs to reflect the decline in the Company's forging revenue in 2003. Also included in this charge were severance costs to replace certain members of the Company's executive management team and the costs to restructure several departments in the Company's corporate office, including the sales, human resources and information technology departments.

The Company expects to realize additional savings from the 2004 and 2003 restructuring actions, described above, in 2004 as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

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

The table below provides a rollforward of the restructuring accrual related to the above restructuring actions as of October 3, 2004.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			(In thousands)
	Acquisition Related Severance Costs	2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	Total
Balance at December 28, 2003	$1,380	$360	$7,310	$—	$9,050
Charges to expense	—	—	—	1,930	1,930
Cash payments	(250)	(320)	(3,790)	(1,080)	(5,440)
Reversal of unutilized amounts	(360)	—	—	—	(360)
Balance at October 3, 2004	$770	$40	$3,520	$850	$5,180

The amounts above represent total estimated cash payments, of which $4.4 million and $6.6 million are recorded in accrued liabilities, with $0.8 million (which will primarily be paid out in fourth quarter 2005 and fiscal 2006) and $2.6 million recorded in other long-term liabilities in the Company's consolidated balance sheet at October 3, 2004 and December 28, 2003, respectively.

11.   Dispositions

On February 1, 2004, the Company sold its ownership of its Bedford Heights, Ohio and Rome, Georgia manufacturing operations to Lester PDC, a Kentucky-based aluminum die casting and machining company. These two plants had combined 2003 sales of approximately $62 million and an operating loss of approximately $14 million. For the first nine months of 2003, these plants had sales of approximately $46 million and an operating loss of approximately $5 million. The Company retained an interest in approximately $5.6 million in working capital (principally accounts receivable). Cash paid in the transaction to buy out the remaining portion of the equipment that had previously been sold under an operating lease arrangement by the Company was approximately $6.1 million, net of proceeds from Lester PDC of $4.1 million. The buyer also agreed to sub-lease both the Bedford Heights, Ohio and the Rome, Georgia facilities from the Company for an annual lease payment of approximately $600,000. Both manufacturing operations were part of the Company's Driveline segment. In connection with the disposition of these manufacturing facilities, the Company recognized a charge of $7.6 million on the Company's consolidated statement of operations as of October 3, 2004. The charge represents the book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

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

In April 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company at $20 per share, the same price that it was valued on June 6, 2002, the date of the Company's sale of TriMas. As a result of this repurchase by TriMas, and as a result of acquisitions performed by TriMas in 2003, the Company's ownership in TriMas decreased to 5.75 million shares or approximately 28% of TriMas as of October 3, 2004.

12.   Mandatorily Redeemable Preferred Stock

As part of the New Castle transaction, Metaldyne issued 644,540 shares of $64.5 million in liquidation value of redeemable Series A-1 preferred stock in exchange for interests in New Castle

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has outstanding 361,001 shares of $36.1 million in liquidation value ($34.2 million estimated carrying value for accounting purposes) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

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

Preferred stock dividends were $13.8 million and $6.8 million, while dividend cash payments were zero, for the nine months ended October 3, 2004 and September 28, 2003, respectively. Cumulative unpaid accrued dividends were $35.3 million and $21.5 million as of October 3, 2004 and December 28, 2003, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $152.4 million and $74.0 million in the Company's consolidated balance sheet at October 3, 2004 and December 28, 2003, respectively. As a result of the Company's implementation of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," redeemable preferred stock has been reclassified as a long-term liability and dividends have been included in the determination of net loss effective beginning in 2004.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Loss Per Share

The following reconciles the numerators and denominators used in the computations of basic and diluted earnings per common share:

	(In thousands except per share amounts)
	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
		(Restated)		(Restated)
Weighted average number of shares outstanding	42,800	42,730	42,800	42,730
Net loss	$(17,370)	$(10,340)	$(25,790)	$(20,340)
Less: Preferred stock dividends	—	2,340	—	6,840
Loss used for basic and diluted earnings per share computation	$(17,370)	$(12,680)	$(25,790)	$(27,180)
Basic loss per share attributable to common stock	$(0.41)	$(0.30)	$(0.60)	$(0.64)
Total shares used for basic earnings per share computation	42,800	42,730	42,800	42,730
Contingently issuable shares	—	—	—	—
Total shares used for diluted earnings per share computation	42,800	42,730	42,800	42,730
Diluted loss per share attributable to common stock	$(0.41)	$(0.30)	$(0.60)	$(0.64)

Excluded from the calculation of diluted loss per share are stock options representing 911,100 and 2,470,000 of common shares as they are anti-dilutive at October 3, 2004 and September 28, 2003 (as restated), respectively.

Contingently issuable shares, representing approximately 50,000 and 890,000 restricted common shares, have an anti-dilutive effect on loss per share for the three and nine months ended October 3, 2004 and September 28, 2003 (as restated), respectively.

14.   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the period was as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
		(Restated)		(Restated)
Net loss	$(17,370)	$(10,340)	$(25,790)	$(20,340)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,810	(150)	1,920	27,360
Increase in TriMas investment	1,480	—	(140)	—
Interest rate agreements fair value adjustments (realized in 2004)	—	980	(6,590)	1,370
Total other comprehensive income (loss)	8,290	830	(4,810)	28,730
Total comprehensive income (loss)	$(9,080)	$(9,510)	$(30,600)	$8,390

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Employee Benefit Plans

Pension Benefits:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Components of Net Periodic Benefit Cost
Service cost	$760	$800	$2,320	$2,400
Interest cost	4,340	4,280	13,020	12,840
Expected return on plan assets	(4,220)	(4,140)	(12,920)	(12,420)
Amortization of prior service cost	30	30	110	90
Amortization of net loss	550	170	1,790	510
Curtailment gain	—	—	(1,470)	—
Net periodic benefit cost	$1,460	$1,140	$2,850	$3,420

Other Benefits:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Components of Net Periodic Benefit Cost
Service cost	$410	$260	$1,010	$780
Interest cost	700	750	2,260	2,250
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(70)	(30)	(190)	(90)
Amortization of net loss	100	70	380	210
Curtailment gain	—	—	(480)	—
Net periodic benefit cost	$1,140	$1,050	$2,980	$3,150

The pension benefits curtailment gain of $1.5 million relates to the disposition of the manufacturing facilities discussed in Note 11 to the consolidated financial statements. The other benefits curtailment gain of $0.5 million relates to the Medicare Prescription Drug, Improvement and Modernization Act.

Employer Contributions

Metaldyne previously disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute $17.5 million to its defined benefit pension plans in 2004. As of October 3, 2004, approximately $13.8 million of contributions have been made.

The Company also disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute approximately $9.1 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2004. The Company has funded approximately $7.4 million to its defined contribution plans as of October 3, 2004.

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

18.   Subsequent Event

On November 12, 2004, the Company sold approximately 924,000 shares of its TriMas stock to Masco Corporation for $23 per share, or a total of $21.3 million. Metaldyne continues to own 4.83 million shares of TriMas stock, reducing the Company's ownership to approximately 24%. Masco Corporation owns approximately 5.8% of the Company's outstanding Shares.

19.   Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of October 3, 2004 and December 28, 2003, and for the three and nine months ended October 3, 2004 and September 28, 2003 (as restated) of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets October 3, 2004
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(3,620)	$4,810	$—	$1,190
Total receivables, net	—	84,750	59,670	—	144,420
Inventories	—	80,700	36,820	—	117,520
Deferred and refundable income taxes	—	6,900	1,210	—	8,110
Prepaid expenses and other assets	—	42,500	6,420	—	48,920
Total current assets	—	211,230	108,930	—	320,160
Equity investments in affiliates	131,080	—	—	—	131,080
Property and equipment, net	—	674,490	240,570	—	915,060
Excess of cost over net assets of acquired companies	—	443,370	141,170	—	584,540
Investment in subsidiaries	537,860	229,010	—	(766,870)	—
Intangible and other assets	—	198,310	19,870	—	218,180
Total assets	$668,940	$1,756,410	$510,540	$(766,870)	$2,169,020
Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$182,920	$80,970	$—	$263,890
Accrued liabilities	—	82,930	33,520	—	116,450
Current maturities, long-term debt	—	3,810	4,640	—	8,450
Total current liabilities	—	269,660	119,130	—	388,790
Long-term debt	431,750	419,350	4,980	—	856,080
Deferred income taxes	—	90,230	22,320	—	112,550
Minority interest	—	—	800	—	800
Other long-term liabilities	—	134,990	6,870	—	141,860
Redeemable preferred stock	152,390	—	—	—	152,390
Intercompany accounts, net	(431,750)	304,320	127,430	—	—
Total liabilities	152,390	1,218,550	281,530	—	1,652,470
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,830	—	—	—	42,830
Paid-in capital	693,540	—	—	—	693,540
Accumulated deficit	(260,540)	—	—	—	(260,540)
Accumulated other comprehensive income	40,720	—	—	—	40,720
Investment by Parent/Guarantor	—	537,860	229,010	(766,870)	—
Total shareholders' equity	516,550	537,860	229,010	(766,870)	516,550
Total liabilities, redeemable stock and shareholders' equity	$668,940	$1,756,410	$510,540	$(766,870)	$2,169,020

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheets December 28, 2003

	(In thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,750	$3,070	$—	$13,820
Total receivables, net	—	151,940	29,180	—	181,120
Inventories	—	54,080	29,600	—	83,680
Deferred and refundable income taxes	—	7,900	1,210	—	9,110
Prepaid expenses and other assets	—	27,880	8,400	—	36,280
Total current assets	—	252,550	71,460	—	324,010
Equity and other investments in affiliates	148,830	—	—	—	148,830
Property and equipment, net	—	478,760	228,690	—	707,450
Excess of cost over net assets of acquired companies	—	441,920	142,470	—	584,390
Investment in subsidiaries	471,060	229,590	—	(700,650)	—
Intangible and other assets	—	225,400	21,780	—	247,180
Total assets	$619,890	$1,628,220	$464,400	$(700,650)	$2,011,860
Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$128,960	$72,280	$—	$201,240
Accrued liabilities	—	96,040	40,800	—	136,840
Current maturities, long-term debt	—	4,820	6,060	—	10,880
Total current liabilities	—	229,820	119,140	—	348,960
Long-term debt	400,000	360,740	6,190	—	766,930
Deferred income taxes	—	95,530	25,990	—	121,520
Minority interest	—	—	800	—	800
Other long-term liabilities	—	148,620	5,140	—	153,760
Intercompany accounts, net	(400,000)	322,450	77,550	—	—
Total liabilities	—	1,157,160	234,810	—	1,391,970
Redeemable preferred stock	73,980	—	—	—	73,980
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,730	—	—	—	42,730
Paid-in capital	692,400	—	—	—	692,400
Accumulated deficit	(234,750)	—	—	—	(234,750)
Accumulated other comprehensive income	45,530	—	—	—	45,530
Investment by Parent/Guarantor	—	471,060	229,590	(700,650)	—
Total shareholders' equity	$545,910	$471,060	$229,590	$(700,650)	$545,910
Total liabilities, redeemable stock and shareholders' equity	$619,890	$1,628,220	$464,400	$(700,650)	$2,011,860

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended October 3, 2004
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$396,040	$105,640	$—	$501,680
Cost of sales	—	(383,440)	(84,060)	—	(467,500)
Gross profit	—	12,600	21,580	—	34,180
Selling, general and administrative expenses	—	(30,030)	(5,850)	—	(35,880)
Restructuring charges	—	(210)	(10)	—	(220)
Operating profit (loss)	—	(17,640)	15,720	—	(1,920)
Other expense, net:
Interest expense	—	(21,060)	(680)	—	(21,740)
Preferred stock dividends	(4,860)	—	—	—	(4,860)
Equity income (loss) from affiliates, net	760	—	--	—	760
Other, net	—	(1,270)	(200)	—	(1,470)
Other expense, net	(4,100)	(22,330)	(880)	—	(27,310)
Income (loss) before income taxes	(4,100)	(39,970)	14,840	—	(29,230)
Income tax expense (benefit)	—	(19,180)	7,320	—	(11,860)
Equity in net income of subsidiaries	(13,270)	7,520	—	5,750	—
Earnings (loss) attributable to common stock	$(17,370)	$(13,270)	$7,520	$5,750	$(17,370)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Three Months Ended September 28, 2003
(Unaudited)
(Restated)

	(In thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$264,570	$82,110	$—	$346,680
Cost of sales	—	(246,070)	(67,190)	—	(313,260)
Gross profit	—	18,500	14,920	—	33,420
Selling, general and administrative expenses	—	(20,070)	(6,950)	—	(27,020)
Restructuring charges	—	(3,220)	—	—	(3,220)
Operating profit	—	(4,790)	7,970	—	3,180
Other expense, net:
Interest expense	—	(16,130)	(2,560)	—	(18,690)
Equity income (loss) from affiliates, net	1,130	—	—	—	1,130
Other, net	—	(2,600)	1,830	—	(770)
Other income (expense), net	1,130	(18,730)	(730)	—	(18,330)
Income (loss) before income taxes	1,130	(23,520)	7,240	—	(15,150)
Income tax expense (benefit)	—	(910)	(3,900)	—	(4,810)
Equity in net income of subsidiaries	(11,470)	11,140	—	330	—
Net income (loss)	$(10,340)	$(11,470)	$11,140	$330	$(10,340)
Preferred stock dividends	2,340	—	—	—	2,340
Earnings (loss) attributable to common stock	$(12,680)	$(11,470)	$11,140	$330	$(12,680)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Nine Months Ended October 3, 2004
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$1,190,900	$313,810	$—	$1,504,710
Cost of sales	—	(1,116,290)	(249,640)	—	(1,365,930)
Gross profit	—	74,610	64,170	—	138,780
Selling, general and administrative expenses	—	(81,550)	(16,800)	—	(98,350)
Restructuring charges	—	(1,060)	(870)	—	(1,930)
Proceeds on disposition of manufacturing facilities	—	(7,600)	—	—	(7,600)
Operating profit	—	(15,600)	46,500	—	30,900
Other expense, net:
Interest expense	—	(56,360)	(5,130)	—	(61,490)
Preferred stock dividends	(13,830)	—	—	—	(13,830)
Non-cash gain on interest rate arrangements upon maturity	—	6,590	—	—	6,590
Equity income (loss) from affiliates, net	5,200	—	—	—	5,200
Other, net	—	(3,440)	(1,450)	—	(4,890)
Other expense, net	(8,630)	(53,210)	(6,580)	—	(68,420)
Income (loss) before income taxes	(8,630)	(68,810)	39,920	—	(37,520)
Income tax expense (benefit)	—	(26,380)	14,650	—	(11,730)
Equity in net income of subsidiaries	(17,160)	25,270	—	(8,110)	—
Earnings (loss) attributable to common stock	$(25,790)	$(17,160)	$25,270	$(8,110)	$(25,790)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Operations
Nine Months Ended September 28, 2003
(Unaudited)
(Restated)

	(In thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$860,130	$259,010	$—	$1,119,140
Cost of sales	—	(787,390)	(207,460)	—	(994,850)
Gross profit	—	72,740	51,550	—	124,290
Selling, general and administrative expenses	—	(71,830)	(12,470)	—	(84,300)
Restructuring charges	—	(5,550)	(1,530)	—	(7,080)
Operating profit	—	(4,640)	37,550	—	32,910
Other expense, net:
Interest expense	—	(50,470)	(3,420)	—	(53,890)
Equity income (loss) from affiliates, net	(1,580)	—	—	—	(1,580)
Other, net	—	(3,130)	(3,410)	—	(6,540)
Other income (expense), net	(1,580)	(53,600)	(6,830)	—	(62,010)
Income (loss) before income taxes	(1,580)	(58,240)	30,720	—	(29,100)
Income tax expense (benefit)	—	(14,120)	5,360	—	(8,760)
Equity in net income of subsidiaries	(18,760)	25,360	—	(6,600)	—
Net income (loss)	$(20,340)	$(18,760)	$25,360	$(6,600)	$(20,340)
Preferred stock dividends	6,840	—	—	—	6,840
Earnings (loss) attributable to common stock	$(27,180)	$(18,760)	$25,360	$(6,600)	$(27,180)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Nine Months Ended October 3, 2004
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations		Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$83,980	$8,010		$—	$91,990
Cash flows from investing activities:
Capital expenditures	—	(80,300)	(24,950)		—	(105,250)
Proceeds from sale/leaseback of fixed assets	—	72,530	—		—	72,530
Proceeds on disposition of manufacturing facilities	—	(500)	—		—	(500)
Acquisition of business	—	(217,850)	—		—	(217,850)
Disposition of joint venture	—	1,260	—		—	1,260
Net cash used for investing activities	—	(224,860)	(24,950)		—	(249,810)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(880)	—		—	(880)
Proceeds of revolving credit facility	—	181,960	—		—	181,960
Principal payments of revolving credit facility	—	(125,910)	—		—	(125,910)
Proceeds of senior subordinated notes, due 2014	31,750	—	—		—	31,750
Proceeds of other debt	—	—	1,220		—	1,220
Principal payments of other debt	—	(3,550)	(3,850)		—	(7,400)
Issuance of Series A-1 preferred stock	64,450	—	—		—	64,450
Change in intercompany accounts	(96,200)	74,890	21,310		—	—
Net cash provided by financing activities	—	126,510	18,680		—	145,190
Net increase (decrease) in cash	—	(14,370)	1,740		—	(12,630)
Cash and cash equivalents, beginning of period	—	10,750	3,070		—	13,820
Cash and cash equivalents, end of period	$—	$(3,620)	$4,810	$		$1,190

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement Of Cash Flows
Nine Months Ended September 28, 2003
(Unaudited)
(Restated)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$52,580	$(11,780)	$—	$40,800
Cash flows from investing activities:
Capital expenditures	—	(57,490)	(16,880)	—	(74,370)
Proceeds from sale/leaseback of fixed assets	—	8,460	—	—	8,460
Disposition of businesses	—	—	22,570	—	22,570
Proceeds from sale of TriMas shares	20,000	—	—	—	20,000
Acquisition of business, net of cash received	—	(7,650)	—	—	(7,650)
Investment in joint venture	—	(20,000)	—	—	(20,000)
Net cash provided by (used for) investing activities	20,000	(76,680)	5,690	—	(50,990)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(1,000)	—	—	(1,000)
Proceeds of revolving credit facility	—	180,000	—	—	180,000
Principal payments of revolving credit facility	—	(180,000)	—	—	(180,000)
Proceeds of other debt	—	—	1,660	—	1,660
Principal payments of other debt	—	(3,030)	(4,320)	—	(7,350)
Capitalization of debt financing fees	—	(2,250)	—	—	(2,250)
Change in intercompany accounts	(20,000)	15,770	4,230	—	—
Net cash provided by (used for) financing activities	(20,000)	9,490	1,570	—	(8,940)
Net increase (decrease) in cash	—	(14,610)	(4,520)	—	(19,130)
Cash and cash equivalents, beginning of period	—	14,610	4,520	—	19,130
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The rise in material costs, especially steel, continues to negatively impact our results. This and other increases in our raw material costs increased our cost of goods sold by approximately $29 million through the third quarter of 2004 (approximately $20 million related to steel increases). Note that the steel price increases primarily relate to our Forging operations within the Driveline Group while the remaining increases are spread across all of our other businesses and is related to numerous raw material increases such as energy, Molybdenum and casting components we purchase. Raw material costs have continued to increase throughout the year and we currently expect these costs to increase our cost of goods sold by approximately $53 million in 2004. However, we currently anticipate recovering approximately $30 million of this increase through steel scrap sales, steel resourcing efforts and negotiated or contractual price recovery from our customers. Our ability to fully execute this recovery, though, is not guaranteed. Additionally, it appears that raw material costs will continue to increase in 2005 and although we have initiatives in place to offset these expected increases, there is no guarantee that these efforts will be successful.

Our strategy is centered on growth through new business awards and acquisitions. We have a significant new project backlog and have completed several recent acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns for our stakeholders. In order to finance a large portion of this activity, we incurred significant new debt. As such, we have significant leverage and are constrained by various covenant limitations (see "— Financial Covenants" for more details surrounding these covenants). As we continue to invest in the resources to produce our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability.

Net sales for the first nine months of 2004 net sales were $1,505 million versus $1,119 million for the first nine months of 2003 (as restated). The primary source of the increase in our 2004 sales was our New Castle acquisition, which contributed $327 million in the first nine months of 2004. In addition, we had approximately $87 million in additional volume related to new product launches and ramp up of existing programs as well as a $22 million benefit from foreign exchange movements. However, these increases were partially offset by approximately $46 million related to our divestiture of two aluminum die casting facilities within our Driveline segment and a 3.3% decrease in North American vehicles production from our three largest customers (Ford, GM and DaimlerChrysler). Operating profit for the first nine months decreased from $32.9 million in 2003 (as restated) to $30.9 million in 2004. Our 2004 operating profit decreased despite an approximate $16 million contribution from our New Castle acquisition and improvements in our Engine segment driven primarily by increased sales activity due to an approximate $15 million in fees and expenses relating to the Independent Investigation described in Note 2 to the consolidated financial statements included herein and a $7.6 million charge taken in connection with our divestiture of two manufacturing facilities within our Driveline segment.

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

The following is a reconciliation of our Adjusted EBITDA to net loss for the three and nine months ended October 3, 2004 and September 28, 2003 (as restated):

	(In thousands)
	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss	$(17,370)	$(10,340)	$(25,790)	$(20,340)
Income tax benefit	(11,860)	(4,810)	(11,730)	(8,760)
Interest expense	21,740	18,690	61,490	53,890
Depreciation and amortization in operating profit	31,360	26,060	95,360	78,300
Non-cash stock award expense	130	950	600	2,480
Preferred stock dividends	4,860	—	13,830	—
Non-cash gain on maturity of interest rate arrangements	—	—	(6,590)	—
Loss on disposition of manufacturing facilities	—	—	7,600	—
Equity (gain) loss from affiliates	(760)	(1,130)	(5,200)	1,580
Certain items within Other, Net(1)	1,430	1,010	5,250	4,560
Adjusted EBITDA	$29,530	$30,430	$134,820	$111,710

(1)	Reconciliation of Other Expense

	(In thousands)
	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
		(Restated)		(Restated)
Items deducted from net loss in determining Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$1,430	$1,010	$5,250	$4,560
Items included in determining Adjusted EBITDA (includes foreign currency, royalties and interest income)	40	(240)	(360)	1,980
Total other, net	$1,470	$770	$4,890	$6,540

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
		(Restated)		(Restated)
Restructuring charges	$(220)	$(3,220)	$(1,930)	$(7,080)
Fixed asset disposal losses	(790)	—	(1,540)	(2,220)
Foreign currency gains (losses)	160	260	(560)	(1,170)
Independent Investigation fees	(8,600)	—	(15,030)	—

Results of Operations

Quarter Ended October 3, 2004 versus September 28, 2003 (As Restated)

Net Sales.    Net sales by segment and in total for the three months ended October 3, 2004 and September 28, 2003 (as restated) were:

	(In thousands)
	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$148,480	$31,170
Driveline Segment	198,840	186,710
Engine Segment	154,360	128,800
Total Company	$501,680	$346,680

Our third quarter 2004 net sales were $502 million versus third quarter 2003 (as restated) net sales of $347 million. The primary source of the increase in our 2004 sales was our New Castle acquisition, which contributed $115 million in the third quarter of 2004. In addition we had approximately $50 million in additional volume related to new product launches and ramp up of existing programs, a $5 million benefit from foreign exchange movements, and approximately $3 million of price increases (net of price reductions we regularly provide our customers related to the ongoing productivity improvements in our manufacturing processes). However, these increases were partially offset by an approximate $14 million decrease related to our divestiture of two aluminum die casting facilities within our Driveline segment and a 3.8% decrease in North American vehicles production from our three largest customers (Ford, General Motors and DaimlerChrysler). The specific sales differences are further explained in the segment information section.

Gross profit.    Gross profit by segment and in total for the three months ended October 3, 2004 and September 28, 2003 (as restated) were:

	(In thousands)
	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$7,640	$2,580
Driveline Segment	10,270	16,720
Engine Segment	20,160	16,460
Corporate/centralized resources	(3,890)	(2,340)
Total Company	$34,180	$33,420

Our gross profit was $34.2 million, or 6.8% of net sales for 2004 compared to $33.4 million, or 9.6% of net sales for 2003 (as restated). The $0.8 million increase was primarily due to the sales increase noted above. The 2.8% margin decline is primarily explained by a $6 million year over year decline in our North American forging operation (primarily related to an approximate $9 million increase in steel prices during the third quarter offset by approximately $3 million in price increases to our customers), which is part of our Driveline segment, and an approximate $4 million of other raw material price increases across all our businesses for commodities such as energy, casting components, and Molybdenum.

Selling, General and Administrative.    Selling, general and administrative expenses were $35.9 million or 7.2% of net sales for 2004 compared to $27.0 million, or 7.8% of net sales for 2003. The $8.9 million increase from 2003 to 2004 is primarily related to approximately $9 million of expense associated with the Independent Investigation described in Note 2 to the consolidated financial statements included herein. These expenses relate to fees paid to our bank group for waivers, professional fees and severance expense for individuals terminated as a result of the Independent Investigation. In addition, higher health care expenses for the quarter were offset by other one-time benefits recognized in the quarter. The reduction in selling, general and administrative expenses as a percentage of net sales reflects the benefits from restructuring efforts initiated in 2003 and the fact that the New Castle facility was able to integrate into our operation without significant additional investment in these activities.

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the three months ended October 3, 2004 and September 28, 2003 (as restated) were:

	(In thousands)
	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$7,030	$1,690
Driveline Segment	11,910	13,490
Engine Segment	9,030	8,550
Corporate/centralized resources	3,390	2,330
Total Company	$31,360	$26,060

The net increase in depreciation and amortization of approximately $5.3 million is principally explained by $4.9 million of depreciation and amortization expense associated with our New Castle acquisition.

Restructuring Charges.    We incurred $0.2 million of restructuring charges in the third quarter of 2004 compared to $3.2 million incurred in the third quarter of 2003. Of the 2004 charges, approximately $0.1 million related to our Driveline segment, where the majority of the charge related to headcount reductions in our Forging operation. An additional $0.1 million relates to costs to reduce headcount in our Corporate center. Net restructuring activity in the second quarter of 2004 is as follows:

(In thousands)
Severance Costs
Balance June 27, 2004	$5,650
Charges to expense	220
Cash payments	(1,460)
Balance at October 3, 2004	$4,410

Operating Profit.    Operating loss was $1.9 million for the third quarter of 2004 compared to an operating proft of $3.2 million for the same period in 2003 (as restated). The $5.1 million decrease is principally explained by an approximate $3 million contribution from our New Castle acquisition (before corporate expense allocations to the segments relating to services performed at Corporate for the benefit of the operations), approximately $3 million decrease in restructuring expense, and $9 million from new launches and ramp up from existing programs. However, these improvements were offset by $6 million reduction from our forging operations (primarily related to an approximate $9 million increase in steel prices during the second quarter), an approximate $4 million increase in raw material costs other than steel across all our business, and approximately $9 million in fees and expenses for professional services provided related to the Independent Investigation and restatement described in Note 2 to the consolidated financial statements included herein. These items are further explained in the sections above and in the segment discussion that follows. Operating profit by segment for the three months ended October 3, 2004 and September 28, 2003 (as restated) is as follows:

	(In thousands)
	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$4,070	$800
Driveline Segment	(1,820)	3,010
Engine Segment	10,000	5,500
Corporate/centralized resources	(14,170)	(6,130)
Total Company	$(1,920)	$3,180

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA decreased to $29.5 million in 2004 from $30.4 million in 2003 (as restated). The primary drivers of this decrease are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in "Segment Information" below, we provide a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$11,100	$2,490
Driveline Segment	10,200	16,720
Engine Segment	19,030	14,050
Corporate/centralized resources	(10,800)	(2,830)
Total Company	$29,530	$30,430
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$(790)	$—
Memo: Other, net gain (loss) included in calculation of Adjusted EBITDA	$(40)	$240

Interest Expense.    Interest expense increased from $18.7 million in the third quarter of 2003 (as restated) to approximately $21.7 million in 2004. The increase is principally due to $0.8 million in interest arising from the 10% senior subordinated notes from our New Castle acquisition and $3.8 million in interest arising from our 10% senior notes issued in October 2003. These increases were offset by a decrease of $1.1 million in interest expense related to the redemption of the $98.5 million outstanding balance on the 4.5% subordinated debentures and a decrease of $0.6 million in interest expense related to the repayment of $46.6 million of term loan debt in the fourth quarter of 2003.

Equity Earnings (Loss) from Affiliates.    Equity earnings from affiliates were $0.8 million in the third quarter of 2004. The decline versus our third quarter 2003 income of $1.1 million reflects a slight decline in the operating results of our equity affiliates.

Other, Net.    Other, net was a loss of $1.5 million in the third quarter of 2004 versus a loss of approximately $0.8 million in the third quarter of 2003 (as restated). The increase is primarily due to additional debt fee amortization expense and an increase in fees for the accounts receivable securitization facility due to additional usage of the facility during the quarter compared to the prior year.

Preferred Stock Dividends.    Preferred stock dividends were $4.9 million in the third quarter of 2004 as compared to $2.3 million for the same period in 2003. This increase is due to dividends on the $64.5 million of preferred stock issued in connection with the New Castle acquisition and compounded interest on preexisting preferred stock. Due to our adoption of SFAS No. 150, "Accounting for

Certain Financial Instruments with Characteristics of both Liabilities and Equity" in the first quarter of 2004, preferred stock dividends are included as other expense, net on our consolidated statement of operations beginning in 2004.

Taxes.     The provision for income taxes for the third quarter of 2004 was a benefit of $11.9 million as compared with a benefit of $4.8 million for the third quarter of 2003 (as restated). The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends, foreign losses for which tax benefits are not recognized and foreign tax rates in excess of the U.S. rate as well as the provision for unremitted earnings of a foreign subsidiary. In addition, in July 2004, the Company received a $27 million tax refund from the IRS that resulted from a claim filed by the Company in 2002. This claim was based on a 2002 change in the U.S. Treasury Regulations, which permitted the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. The amount received in excess of the refund previously recorded was considered in the tax provision for the third quarter of 2004.

Segment Information

Chassis Segment.    Sales for our Chassis Segment increased in the third quarter of 2004 to $148.5 million versus $31.2 million in the prior period (as restated). The primary driver of the approximate $117 million increase in sales was the New Castle acquisition, which contributed $115 million during the period. Adjusted EBITDA for the segment increased from $2.5 million in the third quarter of 2003 (as restated) to $11.1 million in 2004. The increase is primarily due to an approximate $8 million increase from our New Castle acquisition (results are net of approximately $2.5 million in operating leases used to finance the acquisition). Approximately $2.5 million in raw material cost increases for this group were primarily offset by cost reduction activities within the operations. Operating profit increased by $3.3 million in the third quarter of 2004 primarily due to the above factors and reflects an increase of $5.3 million in depreciation and amortization expense that primarily relates to the New Castle acquisition.

	(In thousands)
	Three Months Ended October 3, 2003	Three Months Ended September 28, 2003
		(Restated)
Chassis Segment
Sales	$148,480	$31,170
Operating profit	$4,070	$800
Depreciation and amortization	7,030	1,690
Adjusted EBITDA	$11,100	$2,490
Memo: Fixed asset gains included in calculation of both operating profit and Adjusted EBITDA	$370	$—

Driveline Segment.    Sales for our Driveline segment were $198.8 million in the second quarter of 2004 versus $186.7 million in 2003 (as restated). Sales decreased $14 million related to the divestiture of two aluminum die casting facilities but was more than offset by a $3 million benefit in foreign exchange fluctuations, $23 million benefit from new launches and ramp up of existing business and approximately $3 million in net price increases from its customers. The remaining effect was a reduction in sales primarily related to the 3.8% decrease in North American production volumes from our Big 3 customers in 2004 versus the comparable period in 2003. Adjusted EBITDA for the segment decreased to $10.2 million from $16.7 million in the prior year. Approximately $6 million of the decrease relates to our forging operation's issues surrounding steel price increases (approximate $9 million increase during the second quarter offset by an approximate $3 million net customer price increase). The remaining decrease in Adjusted EBITDA is explained by a $0.5 million fixed asset disposal loss in 2004 versus no losses in the comparable period. Operating profit decreased from $3.0 million in 2003 (as restated) to a loss of $1.8 million in 2004. Offsetting the factors discussed above influencing Adjusted EBITDA, depreciation and amortization expense decreases by approximately $1.6 million in 2004 versus 2003.

	(In thousands)
	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003
		(Restated)
Driveline Segment
Sales	$198,840	$186,710
Operating profit	$(1,820)	$3,010
Depreciation and amortization	11,910	13,490
Non-cash restricted stock award expense	110	220
Adjusted EBITDA	$10,200	$16,720
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$(500)	$—

Engine Segment.    Sales for our Engine Segment increased to $154.4 million in the third quarter of 2004 or 20% over 2003 (as restated) sales of $128.8 million. The $25.6 million increase primarily reflects approximately $26 million in additional volume from new product launches and a $2 million benefit related to foreign exchange movements. Adjusted EBITDA increased from $14.1 million in the third quarter of 2003 (as restated) to $19.0 million in 2004. The increase primarily relates to profit from the additional $26 million sales volume discussed above but was slightly offset by an increase of $0.4 million in fixed asset disposal losses in 2004. Approximately $1.3 million in raw material cost increases for this group were primarily offset by profit on incremental sales volume and cost reduction activities within the operations. Operating profit increased to $10.0 million in the third quarter of 2004 from $5.5 million in 2003 (as restated). In addition to the factors discussed above, operating profit was negatively affected by a $0.5 million increase in depreciation and amortization expense.

	(In thousands)
	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003
		(Restated)
Engine Segment
Sales	$154,360	$128,800
Operating profit	$10,000	$5,500
Depreciation and amortization	9,030	8,550
Adjusted EBITDA	$19,030	$14,050
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$(380)	$—

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $10.8 million in the third quarter of 2004 versus a loss of $2.8 million in the prior period (as restated). This increased loss is primarily attributable to the approximate $9 million in fees incurred in the quarter surrounding the Independent Investigation described in Note 2 to the consolidated financial statements included herein. After adjusting for these one-time fees, Corporate expenses decreased by approximately $0.6 million. This reduction is principally explained by restructuring activities initiated in 2003, but is somewhat offset by additional losses of $0.3 million related to fixed asset disposals and an approximate decrease in other net income of $0.3 million. Operating profit decreased by $8.0 million in 2004, which is explained by the factors described above and an increase of approximately $1.1 million in depreciation and amortization expense.

	(In thousands)
	Three Months Ended October 3, 2004	Three Months Ended September 28, 2003
		(Restated)
Corporate/Centralized Resources
Operating profit	$(14,170)	$(6,130)
Non-cash stock award expense	20	730
Depreciation and amortization	3,390	2,330
Other, net	(40)	240
Adjusted EBITDA	$(10,800)	$(2,830)
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$(280)	$—
Memo: Other, net income (loss) included in calculation of Adjusted EBITDA	$(40)	$240

Nine Months Ended October 3, 2004 versus September 28, 2003 (As Restated)

Net Sales.    Net sales by segment and in total for the nine months ended October 3, 2004 and September 28, 2003 (as restated) were:

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$432,730	$108,640
Driveline Segment	597,080	589,890
Engine Segment	474,900	420,610
Total Company	$1,504,710	$1,119,140

Net sales for the first nine months of 2004 were $1,505 million versus $1,119 million for the first nine months of 2003 (as restated). The primary driver of the increase in our 2004 sales was our New Castle acquisition, which contributed $327 million in the first nine months of 2004. In addition we had approximately $87 million in additional volume related to new product launches and ramp up of existing programs as well as a $22 million benefit from foreign exchange movements. However, these increases were partially offset by approximately $46 million related to our divestiture of two aluminum die casting facilities within our Driveline segment, and a 3.3% decrease in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler).

Gross profit.    Gross margin by segment and in total for the nine months ended October 3, 2004 and September 28, 2003 (as restated) were:

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$27,480	$10,430
Driveline Segment	47,420	60,030
Engine Segment	75,580	62,970
Corporate/centralized resources	(11,700)	(9,140)
Total Company	$138,780	$124,290

Our gross profit was $138.8 million, or 9.2% of net sales, for 2004 compared to $124.3 million or 11.1% of net sales for 2003 (as restated). The increase of $14.5 million was primarily due to the sales increase noted above. The 1.9% margin decline is primarily explained by two issues within our Driveline segment. The first issue surrounds a $16 million decline in our forging operations (primarily relates to an $20 million increase in steel cost during the first nine months of 2004 offset by approximately $3 million in price increases to our customers) and the second issue involves a $3 million one-time payment made to one of our customers relating to a new business award. Both these items are further explained in the segment discussion that follows. In addition to these factors, we have also experienced raw material price increases across our Engine and Chassis operations of approximately $9 million during the first nine months of 2004. Although we have been able to offset much of these cost increases with manufacturing and administrative cost reductions, a portion of these increases have also contributed to reducing our gross profit margin.

Selling, General and Administrative.    Selling, general and administrative expenses were $98.4 million, or 6.5% of net sales, for 2004 compared to $84.3 million or 7.5% of sales in 2003. The $14.1 million increase from 2003 to 2004 is primarily explained by the approximately $15 million in fees relating to the Independent Investigation described in Note 2 to the consolidated financial statements included herein and is also benefited by an approximate $1.5 million pension curtailment related to the disposition of two manufacturing facilities discussed earlier. The reduction in selling, general and administrative expenses as a percentage of net sales additionally reflects the fact that the New Castle facility was able to integrate into our operation without significant additional investment in these activities, and reflects the benefits of our restructuring activity initiatives in late 2003

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the nine months ended October 3, 2004 and September 28, 2003 (as restated) were:

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$19,830	$5,390
Driveline Segment	39,860	39,270
Engine Segment	27,940	27,490
Corporate/centralized resources	7,730	6,150
Total Company	$95,360	$78,300

The net increase in depreciation and amortization of approximately $17.1 million is principally explained by $14 million of depreciation and amortization expense associated with our New Castle acquisition. Additionally, for the past several years capital spending has been in excess of our depreciation expense. Thus, the additional capital spending accounts for the remaining increase in depreciation expense.

Restructuring Charges.    We incurred $1.9 million of additional restructuring charges in the first nine months of 2004 compared to $7.1 million incurred in the first nine months of 2003. Of the 2004 charges, approximately $1.2 million relates to our Driveline segment, where the majority of the charge relates to the closure of a facility in Europe and headcount reduction activities in our Forging operations. An additional $0.6 million relates to costs to reduce headcount in our Corporate center, and the remaining $0.1 million relates to headcount reductions in our Chassis segment. Net restructuring activity in the first six months of 2004 is as follows:

(In thousands)
Severance Costs
Balance December 28, 2003	$7,670
Charges to expense	1,930
Cash payments	(5,190)
Balance at October 3, 2004	$4,410

Disposition of Manufacturing Facilities.    In connection with our sale of two aluminum die casting facilities in our Driveline segment, we incurred a $7.6 million charge in the first nine months of 2004. This charge represents approximately a book value of $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets. See Note 11 to the consolidated financial statements included herein.

Operating Profit.    Operating profit was $30.9 million, or 2.1% of sales, for the first nine months of 2004 compared to $32.9 million, or 2.9% of sales, for the same period in 2003 (as restated). This includes a $7.6 million charge relating to the disposition of two manufacturing facilities discussed above from 2004. This resulting increase is principally explained by the significant increase in sales and the decrease in selling, general and administrative expenses as a percentage of sales offset by the raw material cost increases noted above. The makeup of each of these differences is discussed in greater detail above and in the segment discussion that follows. Operating profit by segment for the nine months ended October 3, 2004 and September 28, 2003 (as restated) is as follows:

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$15,880	$4,570
Driveline Segment	3,010	18,710
Engine Segment	45,250	31,180
Corporate/centralized resources	(33,240)	(21,550)
Total Company	$30,900	$32,910

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $134.8 million in 2004 from $111.7 million in 2003 (as restated) The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in "Segment Information" below, we provide a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Segment
Chassis Segment	$35,710	$9,960
Driveline Segment	50,580	58,200
Engine Segment	73,190	58,670
Corporate/centralized resources	(24,660)	(15,120)
Total Company	$134,820	$111,710
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$(1,540)	$(2,200)
Memo: Other, net income (loss) included in calculation of Adjusted EBITDA	$360	$(1,980)

Interest Expense.    Interest expense increased from $53.9 million in the first nine months of 2003 (as restated) to approximately $61.5 million in 2004. The increase is principally due to $2.4 million in interest arising from the 10% senior subordinated notes from our New Castle acquisition and $11.3 million in interest arising from our 10% senior notes issued in October 2003. These increases were offset by a decrease of $3.3 million in interest expense related to the redemption of the $98.5 million outstanding balance on the 4.5% subordinated debentures and a decrease of approximately $1.9 million in interest expense related to the repayment of $46.6 million of term loan debt in the fourth quarter of 2004.

Equity Loss from Affiliates.    Equity earnings from affiliates were $5.2 million in the first nine months of 2004. The improvement versus our 2003 loss of $1.6 million reflects the improved operating results of our equity affiliates.

Other, Net.    Other, net expense decreased to a $4.9 million loss in the first nine months of 2004 versus a loss of approximately $6.5 million in the first nine months of 2003 (as restated). This decrease is primarily due to a reduction in foreign currency losses in 2004 versus 2003 and a $1.2 million gain on the disposition of a joint venture in Korea during the second quarter of 2004.

Preferred Stock Dividends.    Preferred stock dividends were $13.8 million in the first nine months of 2004 as compared to $6.8 million for the same period in 2003 . This increase is due to dividends on the $64.5 million of preferred stock issued in connection with the New Castle acquisition and compounded interest on preexisting preferred stock. Due to our adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" as of the first quarter of 2004, preferred stock dividends are included as "other expense, net" on our consolidated statement of operations beginning in 2004.

Taxes.    The tax provision for the first nine months of 2004 was a benefit of $11.7 million as compared to $8.8 million benefit for the same period of 2003 (as restated). The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends, foreign losses for which tax benefits are not recognized and foreign tax rates in excess of the U.S. rate as well as the provision for unremitted earnings of a foreign subsidiary. In addition, in July 2004, the Company received a $27 million tax refund from the IRS that resulted from a claim filed by the Company in 2002. This claim was based on a 2002 change in the U.S. Treasury Regulations, which permitted the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. The amount received in excess of the refund previously recorded was considered in the tax provision for the third quarter of 2004.

Segment Information

Chassis Segment.    Sales for our Chassis Segment increased in the first nine months of 2004 to $432.7 million versus $108.6 million in the prior period (as restated). The primary driver of the approximate $324.1 million increase in sales is a $327 million increase from the acquisition of New Castle offset by $6 million decrease due to the divestiture of our Fittings operation in April 2003. Adjusted EBITDA for the segment increased from $10.0 million in the first nine months of 2003 (as restated) to $35.7 million in 2004. The increase is primarily due to an approximate $29 million increase from our New Castle acquisition (results are net of approximately $7.5 million in operating leases used to finance the acquisition) and approximately a $1.0 million increase in fixed asset gains, but was offset partially by approximately $1.5 million from the divestiture of our Fittings operation, $2 million in customer price concessions, and approximately $1.5 million of additional lease expense related to sale leaseback activities completed in 2003. Of the approximate $6 million of raw material price increases experienced in these operations, the majority has been offset with cost reduction activities within the operations. Operating profit increased by $11.3 million in the first nine months of 2004 due to the above factors and reflects an increase of $14.4 million in depreciation and amortization expense primarily relating to the New Castle acquisition.

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Chassis Segment
Sales	$432,730	$108,640
Operating profit	$15,880	$4,570
Depreciation and amortization	19,830	5,390
Adjusted EBITDA	$35,710	$9,960
Memo: Fixed asset gains (losses) included in calculation of both operating profit and Adjusted EBITDA	$900	$(140)

Driveline Segment.    Sales for our Driveline segment were $597.1 million in the first nine months of 2004 versus $589.9 million in 2003 (as restated). Sales decreased $46 million related to the divestiture of two aluminum die casting facilities but were offset by a $12 million benefit in foreign exchange fluctuations and a $39 million benefit from new launches and ramp up of existing business. Adjusted EBITDA for the segment decreased $7.6 million to $50.6 million as compared with the prior year (as restated). Cost savings and profits from new business were not able to offset the issues within the Forging operation (primary issue was an approximate $20 million increase in the price to procure steel during the first nine months of 2004 compared to the same period in 2003 offset by approximatley $3 million in price increases to our customers). Additionally, there was an increase in fixed asset disposal losses of approximately $0.7 million in 2004 versus 2003. Operating profit decreased from $18.7 million in 2003 (as restated) to $3.0 million in 2004. This decrease is primarily attributable to the issues discussed above, the $7.6 million disposition of two manufacturing facilities discussed earlier and approximately $0.6 million of incremental depreciation and amortization expense.

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Driveline Segment
Sales	$597,080	$589,890
Operating profit	$3,010	$18,710
Asset impairment	7,600	—
Non-cash stock award expense	110	220
Depreciation and amortization	39,860	39,270
Adjusted EBITDA	$50,580	$58,200
Memo: Fixed asset gains (losses) included in calculation of both operating profit and Adjusted EBITDA	$(690)	$10

Engine Segment.    Sales for our Engine Segment increased to $474.9 million in the first nine months of 2004 or 12.9% over 2003 (as restated) sales of $420.6 million. The $54.3 million increase primarily reflects $51 million in additional volume from new product launches and an approximate $10 million benefit related to foreign exchange movements. Adjusted EBITDA increased from $58.7 million in the first nine months of 2003 (as restated) to $73.2 million in 2004. The increase primarily relates to additional sales volume, but is also aided by an approximate $0.5 million benefit related to foreign exchange movements. Of the approximate $3 million of raw material price increases experienced in these operations, the majority has been offset with cost reduction activities within the operations and the additional sales volume over prior year. Operating profit increased to $45.3 million in the first nine months of 2004 from $31.2 million in 2003 (as restated). The explanations for this change are described above.

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Engine Segment
Sales	$474,900	$420,610
Operating profit	$45,250	$31,180
Depreciation and amortization	27,940	27,490
Adjusted EBITDA	$73,190	$58,670
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$(540)	$(1,170)

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $24.7 million in the first nine months of 2004 versus a loss of $15.1 million in the prior period. We incurred approximately $15 million of expenses associated with our Independent Investigation discussed in Note 2 to the consolidated financial statements contained herein. After adjusting for these one time expenses, corporate expenses decreased by approximately $5 million. The remaining reduction is principally explained by restructuring activities initiated in 2003, a pension curtailment gain of approximately $1.5 million recognized in the second quarter of 2004, an increase of $0.3 million in fixed asset losses, and a decrease of $2.3 million in Other, Net. Operating profit decreased by $11.7 million in 2004, which is also explained by the factors described above.

	(In thousands)
	Nine Months Ended October 3, 2004	Nine Months Ended September 28, 2003
		(Restated)
Corporate/Centralized Resources
Operating profit	$(33,240)	$(21,550)
Non-cash stock award expense	490	2,260
Depreciation and amortization	7,730	6,150
Other, net	360	(1,980)
Adjusted EBITDA	$(24,660)	$(15,120)
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$(1,210)	$(900)
Memo: Other, net income (loss) included in calculation of Adjusted EBITDA	$360	$(1,980)

Liquidity and Capital Resources

Overview of Capital Structure.    Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility. We have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a halt in our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with our largest customers. If these additional liquidity sources were to become unavailable or limited by customer concentration, credit quality or otherwise, we would require additional borrowing capacity through similar means or other lines of credit. At October 3, 2004, we received approximately $51.6 million under the accelerated collection programs. We were recently notified that a portion of this program will expire in 2004, with the majority of the program expiring in 2005. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we are examining other alternative programs in the marketplace, as well as enhanced terms directly from our customers. However, we may not be able to reach a favorable resolution in a timely manner, and the new arrangements may be less advantageous to the Company. If we are unable to replace these arrangements, it could adversely affect our liquidity and future covenant compliance under our senior secured credit facility. In addition, if we fail to renew our accounts receivable securitization agreement, which expires in November 2005, we could have adverse effects on our liquidity and future covenant compliance. However, we had approximately $60 million of undrawn and available commitments on our revolving credit facility at October 3, 2004.

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

Liquidity.    At October 3, 2004, we had approximately $77 million of undrawn commitments from our revolving credit facility and no additional amounts available from our accounts receivable facility. However, due to covenant constraints within our credit agreement, our availability from these two facilities totals approximately $60 million at October 3, 2004.

Effect of Independent Investigation on Covenants and Liquidity.    Due to the delay in filing our financial statements, as a result of the Independent Investigation and the restatement (see Note 2 to the consolidated financial statements included herein), we were required to seek a waiver from our senior bank group, accounts receivable financing providers and certain lessors under sale-leaseback arrangements. Upon the recent filings of our 2003 Form 10-K and first two quarters of 2004 Form 10-Q filings, we no longer required these waivers.

TriMas Common Stock.    As of October 3, 2004, our remaining shares outstanding in TriMas were 5.75 million, representing a book value of $131.1 million that are recorded as equity and other investments in affiliates in the Company's consolidated balance sheet as of October 3, 2004. We continue to monitor opportunities to liquidate all or a portion of this interest to assist in funding operations, repaying debt and making strategic investments and/or acquisitions. See Note 18 to the consolidated financial statements for a discussion on the sale of 924,000 shares of TriMas stock to Masco Corporation on November 12, 2004.

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

	(In thousands)
	October 3, 2004	December 28, 2003
Senior credit facilities:
Term loan	$352	$352
Revolving credit facility	56	—
Total senior credit facility	$408	$352
11% senior subordinated notes, with interest payable semi-annually, due 2012	250	250
10% senior notes, with interest payable semi-annually, due 2013	150	150
10% senior subordinated notes, with interest payable semi-annually, due 2014	32	—
Other debt	24	26
Total	$864	$778
Less current maturities	8	11
Long-term debt	$856	$767

At October 3, 2004, we were contingently liable for standby letters of credit totaling $65.9 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an EBITDA to cash interest expense coverage ratio to exceed 2.25 through July 3, 2005; and a debt to EBITDA leverage ratio not to exceed 4.75 for the quarter ended October 3, 2004. The accounts receivable facility is included in computing debt for the purposes of these covenant calculations. We were in compliance with the preceding financial covenants throughout the quarter and obtained waivers associated with the timely submission of financial statements and associated representations and warranties through November 15, 2004. Our most restrictive covenant is the leverage ratio. The permitted leverage ratio (as modified on September 30, 2004) becomes more restrictive in future periods, is 5.00 in the second fiscal quarter of 2004, declining to 4.75 in the third and fourth fiscal quarters of 2004, 4.50 in the first fiscal quarter of 2005, 4.25 in the third fiscal quarter of 2005, 3.75 in the fourth fiscal quarter of 2005, 3.00 in the first fiscal quarter of 2006 and 2.75 in the fourth fiscal quarter of 2006 and thereafter.

New Castle Acquisition.    We successfully completed our purchase of DaimlerChrysler's common and preferred interests in NC-M Chassis ("New Castle") on December 31, 2003 (subsequent to our 2003 year end of December 28). We financed this acquisition with $118.8 million in cash, $31.7 million in aggregate principal amount of a new issue of 10% senior subordinated notes held by DaimlerChrysler and $64.5 million in aggregate liquidation preference Series A-1 redeemable preferred stock also held by DaimlerChrysler. The cash portion of the consideration was funded in part with the net cash proceeds of approximately $65 million from the sale to and subsequent leaseback of certain equipment from General Electric Capital Corporation, and the remainder was funded through the Company's revolving credit facility.

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

Off-Balance Sheet Arrangements

Our Receivables Facility.    We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary, MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $150 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $3 million in 2004.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At October 3, 2004, we had utilized $87.3 million of the facility with no additional amounts available. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. If we are unable to renew or replace this facility, it could adversely affect our liquidity and capital resources.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of October 3, 2004, we had available approximately $67 million from these commitments, and approximately $52.6 million of receivables were sold under these programs. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations.

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

Redeemable Preferred Stock.    We have outstanding $154.2 million in aggregate liquidation value of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13%, 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid in 2003 or 2004. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

Saturn-Related Obligations.    In the November 2000 recapitalization of the Company, our shares were converted into the right to receive $16.90 in cash plus additional cash amounts based upon the net proceeds of the disposition of the stock of Saturn Electronics & Engineering Inc. held by Metaldyne. We hold 1,796,800 shares of Class A common stock and 1,796,800 shares of Class B common stock of Saturn, a privately held corporation. As such, there is no readily available market value of these shares. However, the value of this investment as recorded on the Company's books was $6.0 million as of December 28, 2003 and $7.5 million at October 3, 2004. We have not identified any indicators of impairment.

Although no disposition of the stock of Saturn was made prior to the recapitalization or has been made to date, former holders of our common stock as of the merger will be entitled to amounts based upon the net proceeds, if any, from any future disposition of that stock if and when a disposition is completed. The amount which will be paid to such former stockholders will equal the proceeds in excess of $18 million and less than or equal to $40 million, any proceeds in excess of $55.7 million and less than or equal to $56.7 million as well as 60% of any such proceeds in excess of $56.7 million. We are not responsible to disburse any funds to the previous holders of the Company's common stock if the sale proceeds are less than $18 million. Any sale of the stock of Saturn requires approval from a committee representing the interests of the former shareholders of the Company. Consequently, the Company does not control the timing of the sale of the stock of Saturn. It is possible that the Company may choose to agree to accept an amount less than that indicated above in order to accelerate a disposition of the holdings of the stock of Saturn.

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

Capital Expenditures.    Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures by product segment for the periods presented were:

	(In thousands)
	October 3, 2004	September 28, 2003
		(Restated)
Capital Expenditures:
Chassis	$28,250	$10,390
Driveline	32,950	29,640
Engine	42,600	29,690
Corporate	1,450	4,650
Total	$105,250	$74,370

Cash Flows

Operating activities — Net cash provided by operating activities totaled $92 million for the nine months ended October 3, 2004, compared to a $40.8 million increase in 2003 (as restated). Adjusting 2004 results by the $87 million increased use of the accounts receivable securitization facility, the 2004 operating cash flow would have approximated a $4.7 million inflow, or an approximate $36 million decrease versus 2003 (as restated). The primary driver of this decline is an approximate $70 million increase in investment in working capital (excluding accounts receivable securitization facility). This increase in working capital is explained by the 35% increase in sales in 2004 (driven largely by the New Castle acquisition as accounts receivable was not acquired), higher inventory levels (largely driven by the increase in raw material pricing combined with higher safety stock to compensate for the decrease in supply) and an increase in our accounts receivable (due to the increase in our sales, slower payment practices from our customers, and an approximate $5 million decline in our ability to use our accelerated payment collection programs).

Investing activities — Cash flows used in investing activities totaled $249.8 million for the nine months ended October 3, 2004, compared to a use of cash of $51.0 million in 2003 (as restated). Capital expenditures were higher in 2004 by approximately $30.9 million than in 2003 (as restated) primarily related to increased new business launch activity. Additionally, we acquired the New Castle facility in 2004 for approximately $218 million including fees and offset by proceeds from a sale-leaseback of approximately $65 million on acquired New Castle's equipment. In 2003, we invested $20 million in NC-M Chassis Systems, LLC, a joint venture with DaimlerChrysler Corporation. Proceeds from sale-leaseback transactions with respect to other equipment and real property represented a source of cash of $8.5 million in 2003.

Financing activities — Cash flows from financing activities totaled $145.2 million for the nine months ended October 3, 2004, compared to a use of cash of $8.9 million in 2003 (as restated). In 2004, we issued $96 million in new debt and preferred stock to acquire New Castle and ended the quarter with approximately $56 million outstanding on our revolving credit and swingline facilities versus zero outstanding at December 28, 2003.

Outlook

Automotive vehicle production in 2004 is expected to be slightly below 2003 production levels in North America and slightly higher in Europe, but there are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Management believes cash flow from operations and debt financing and refinancing that occurred in October 2003 will provide us with adequate sources of liquidity for the foreseeable future. However, our sources of liquidity may be inadequate if we are unable to obtain operating targets, which would cause us to seek covenant relief from existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt. Therefore, we may be unable to secure equity or other financing. We were recently notified that a portion of the accelerated accounts receivable programs with our largest customers will expire in 2004, while the majority will expire in 2005. These programs accelerated approximately $51.6 million at October 3, 2004. We are actively working to find substitutes to replace these programs, but there is no certainty that we will be successful. However, we had approximately $60 million of undrawn and available commitments on our revolving credit facility at October 3, 2004.

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

Two of our largest suppliers have recently declared bankruptcy and are in the process of reorganizing. Additionally several other of our suppliers have announced financial difficulties. The effect on the Company from these bankruptcies and other troubled suppliers is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

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

Contractual Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of October 3, 2004.

		(In millions)
		Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$407	$1	$2	$58	$346
11% Senior subordinated notes due 2012	250	—	—	—	250
10% Senior notes due 2013	150	—	—	—	150
10% Senior subordinated notes due 2014	32	—	—	—	32
Other debt	15	3	4	—	8
Capital lease obligations	10	4	3	3	—
Operating lease obligations (1)	330	45	81	74	130
Redeemable preferred stock, including accrued dividends	154	—	—	—	154
Pension contributions (data available through 2004)	38	18	20	—	—
Contractual severance	7	5	2	—	—
Total contractual obligations (2)	$1,393	$76	$112	$135	$1,070

(1)	Operating lease expense is included in the determination of Adjusted EBITDA.

(2)	Total contractual obligations exclude accounts payable and accrued liabilities.

At October 3, 2004, we were contingently liable for standby letters of credit totaling $66 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We believe that our product warranty exposure is immaterial; however, it is continuously monitored for potential warranty implications of new and current business.

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

Disclosure Controls and Procedures

The evaluation and investigation described above included an evaluation by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, and the investigation, the Chief Executive Officer and Chief Financial Officer concluded that (a) as of October 3, 2004, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that they would meet their objectives, and (b) taking into account the remedial measures implemented by the Company, as of November 10, 2004, notwithstanding the material weaknesses and reportable conditions summarized above, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

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

Date: November 17, 2004

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