Form 10-K
period 2005-01-02
METALDYNE CORP
filed 2005-04-04
CIK 745448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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

Number of shares outstanding of the Registrant's Common Stock at March 15, 2005: 42,844,760, par value $1.00 per share.

Portions of the Registrant's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company — Safe Harbor Statements

This report contains statements reflecting the Company's views about its future performance, its financial condition, its markets and many other matters that constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this annual report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this annual report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

•	Dependence on Automotive Industry and Industry Cyclicality — The industries in which we operate depend upon general economic conditions and are highly cyclical. Our performance is affected particularly by new vehicle sales, which can be highly sensitive to changes in interest rates, consumer confidence and fuel costs. We experience sales declines during the third calendar quarter as a result of scheduled OEM shutdowns.

•	Customer Concentration — Our base of customers is concentrated among original equipment manufacturers in North America, particularly the large automotive manufacturers, and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect us.

•	Ability to Finance Capital Requirements — Our business is capital intensive. We have made substantial capital investments to improve capacity and productivity and to meet customer requirements. More investment is required to maintain and expand our future business awards. If we are unable to meet future capital requirements, our business may be materially adversely affected.

•	Increases in Costs Due to Our Supply Base and Raw Materials — Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could negatively affect our financial health and results. In particular, we have been recently adversely impacted by steel costs, which we have been unable to wholly mitigate. In addition, certain of our suppliers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for interrupted supply, unfavorable payment terms and/or higher prices. Specifically, two of our largest suppliers have declared bankruptcy, and are in the process of reorganizing. The effect on the Company from these bankruptcies is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

•	Our Industries are Highly Competitive — Continuing trends among our customers will increase competitive pressures in our businesses. Certain of our competitors have greater financial resources and, in some cases, we compete with our own customers. The continuing trend towards limiting outside suppliers involves significant risks, as well as opportunities, and has increased competition. We have experienced and may continue to experience adverse pricing pressures as a result.

•	Changing Technology — Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. We may require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive.

•	Challenges of Acquisition Strategy — We intend to actively evaluate acquisitions and/or joint ventures but we may not be able to identify attractive acquisition and/or joint venture candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions and/or joint ventures, particularly with respect to any acquisitions outside North America.

•	Dependence on Key Personnel and Relationships — We depend on the services of key individuals, particularly our executive officers, and our relationship with our controlling stockholder. The loss of any key individual or change in our relationship with our controlling stockholder could materially and adversely harm us.

•	Labor Stoppages Affecting OEMs — We may be subject to work stoppages at our facilities or those of our principal customers or suppliers, which could materially and adversely harm us.

•	Outsourcing Trend — Our strategies may not succeed if anticipated outsourcing among automotive manufacturers fails to materialize to the extent we have assumed. Principal risks to continued outsourcing are union/labor considerations and objections.

•	International Sales — A growing portion of our revenue may be derived from international sources, which exposes us to certain risks, such as foreign trade restrictions, government embargoes, tariffs, foreign currency risks, expatriation risks and political instability.

•	Product Liability and Warranty Claims — We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage or fails to meet our customer specifications. In addition, claims may be asserted against us in respect of formerly owned operations, such as TriMas, for which we are indemnified. In the event of financial difficulties, TriMas may be unable to satisfy indemnification claims.

•	Environmental Matters — Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

•	Control by Principal Stockholder — We are controlled by Heartland, whose interests in our business may be different than other investors in the Company.

•	Terms of Stockholders Agreement — Provisions of a stockholders agreement among the majority of our stockholders impose significant operating and financial restrictions on our business without certain stockholder agreement. In the event our significant stockholders are unable to agree on certain actions, we may be materially and adversely impacted.

•	Leverage; Ability to Service Debt — We may not be able to manage our business as we might otherwise do so due to our high degree of leverage. Our high degree of leverage means that we must dedicate significant cash flow to debt service. By doing so, we will have greater difficulty in meeting other important commercial and financial obligations or in pursuing various strategies and opportunities.

•	Substantial Restrictions and Covenants — Restrictions in our debt instruments limit our ability to take certain actions, including to incur further debt, finance capital expenditures, pay dividends and sell or acquire assets or businesses. These restrictions may prevent us from taking actions in the interests of our security holders. In addition, our ability to comply with our financial covenants in our debt instruments may be impacted by numerous matters, including matters beyond our control. In the event we are unable to satisfy these covenants in the future, we will be in default and may be materially and adversely impacted.

•	Implementation of Control Improvements — We have not yet completed implementation of our current plans to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our independent auditors and take other actions to meet our 2006 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002.

•	Impact of Restatement — The disclosure of the weaknesses in our internal control over financial reporting may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to our control weaknesses is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosures or otherwise. In addition, as described further in Item 6 of this Form 10-K, the Company has not presented certain information for periods prior to the acquisition of the Company in November 2000 in the "Selected Financial Data" tables. We have requested a waiver from the Securities and Exchange Commission for relief from this requirement. However, it is possible that the Staff may not grant such relief, in which case the Company may be required to amend this report to include such information. Because the necessary financial information for the periods prior to the Company's recapitalization date is not available, it is uncertain whether the Company could comply with such a requirement. Should that be the case, our filing would continue to be deficient and we would not have access to the public debt and equity markets.

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

In addition to the foregoing, readers of this annual report are cautioned that, prior to the filing of the 2003 Form 10-K report, the Commission provided the Company with comments in the ordinary course on its filings under the Securities Exchange Act of 1934 as amended. The Company believes that it has supplementally or in this report adequately responded to the Staff's comments on the Company's filings. However, it is entirely possible that disclosure may change as a result of the Commission's review of this filing and the Company's responses to those comments. In addition, the Company has not included certain historical selected financial data, as discussed under Item 6 of this annual report, and the Commission may comment that this Form 10-K must be amended for the inclusion of such information.

Item 1.    Business.

Metaldyne Corporation ("Metaldyne" or "the Company") is a leading global manufacturer of highly engineered metal components for the global light vehicle market. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications. We serve approximately 200 automotive and industrial customers, with our top ten customers representing approximately 67% of our total 2004 sales.

Our products are sold primarily to both North American and international light vehicle original equipment manufacturers, or OEMs, and Tier I component assemblers and provide content for approximately 95% of the top 40 NAFTA light vehicles produced in 2004. Tier I component assemblers are direct suppliers to OEMs of integrated modules, such as a complete engine assembly or drivetrain assembly. Our metal forming processes include cold, warm and hot forging, forged and conventional powder metal, tubular fabrications and precision-aluminum die castings. In addition, we perform design, engineering, machining, finishing and assembly functions. At January 2, 2005, we had approximately 8,000 employees and more than 40 owned or leased manufacturing facilities worldwide.

In North America, we believe that we have leading market shares in several of our products. We are the largest independent forming company, the second largest independent "machining and assembly" supplier, and one of the largest powder metal manufacturers for light vehicle applications. We believe our scale and combined capabilities represent a significant competitive advantage over our competitors, many of which are smaller and do not have the ability to combine metal forming with machining and sub-assembly capabilities. Our customers include BMW, Dana, DaimlerChrysler, Ford, General Motors, Delphi, Honda, Nissan, Renault, Toyota, TRW and Visteon.

For the year ended January 2, 2005, we market our products into three principal segments: Driveline, Engine and Chassis segments.

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

Recent Developments

Restatement Of Financial Statements And Completion Of Independent Investigation — In September 2004, the Company announced the completion of an Independent Investigation into certain accounting matters (the "Independent Investigation") and management and the audit committee's determination that certain previously issued financial statements required restatement. While certain of the matters that are the subject of the restatement would affect periods prior to the acquisition of the Company in November 2000, the Company has not presented such periods in "Selected Financial Data" in this Form 10-K for reasons discussed under Item 6. The Company has omitted such financial data due to the material difficulties the Company has encountered in determining the adjustments necessary to prepare the financial statements for these periods. The Company has requested a waiver of the requirement for such information from the Securities and Exchange Commission.

The restatement adjustments affecting periods subsequent to November 2000 addressed [1] inappropriate actions taken at the Sintered Division by correcting overstated balances for property, plant and equipment and recognizing lower depreciation expense and recognizing the continuing effect of adjustments made in prior periods on previously reported balances of other accounts such as accounts payable and accounts receivable; [2] the correction of certain journal entries, primarily relating to the "smoothing" of earnings through adjustments to certain tooling, accrual and allowance accounts, identified by the Independent Investigation; and [3] other adjustments identified during the Company's review. Reference is made to Item 8, Note 2 to the Company's consolidated financial statements as filed in the Company's Form 10-K for the year ended December 28, 2003 not appearing herein, for greater detail on these restatement adjustments.

Credit Agreement Amendment — In December 2004, we obtained an amendment of our credit facility to, among other things, modify certain negative covenants. Under this amendment, the applicable interest rate spreads on our term loan obligations increased from 4.25% to 4.50% over the current London Interbank Offered Rate ("LIBOR"), while our leverage covenant was modified to be less restrictive.

Reorganization — In January 2005, we reorganized to streamline our operating efficiency and cost structure. Our operations were consolidated into two segments: Chassis segment and the Powertrain segment. The Chassis segment consists of our former Chassis operations plus a portion of our former Driveline operations, while the Powertrain segment consists of our former Engine operations combined with the remainder of the former Driveline operations. As this change became effective in fiscal 2005, our Form 10-Q for the quarter ending April 3, 2005 will report operating results in these two segments along with restated results for the year ended January 2, 2005. When we refer to our segments throughout this Report, unless otherwise noted, we refer to our Driveline, Chassis and Engine segments that existed for the fiscal year ended January 2, 2005.

Divestiture — On February 1, 2004, we completed an asset sale pursuant to which substantially all of the business associated with two of the aluminum die casting facilities in our Driveline segment was sold to Lester PDC, Ltd. In connection with the asset sale, Lester PDC leased our Bedford Heights, Ohio facility and subleased our Rome, Georgia facility. In addition, Lester PDC and Metaldyne entered into a supply agreement. These facilities had 2003 combined sales of approximately $62 million and an operating loss of approximately $14 million. In November 2004, Lester PDC discontinued operations at the Bedford Heights facility and the supply agreement and lease agreement between Lester PDC and Metaldyne were terminated. As a result, we assumed production of some of the products at the Bedford Heights facility that were subject to the terminated supply agreement. One of these product lines is currently being manufactured at the Bedford Heights facility and the remaining products have been moved to other Metaldyne facilities.

Restructuring Activity — In 2004, we entered into several restructuring arrangements whereby we incurred approximately $2.8 million of costs associated with severance for the year ended January 2, 2005. Charges incurred by segment are as follows: Chassis Group $0.1 million relating to headcount reduction initiatives; Driveline Group $1.8 million primarily relating to charges associated with the closure of a facility in Europe; Engine Group $0.1 million relating to headcount reduction initiatives; and Corporate $0.8 million primarily relating to headcount reductions. In fiscal 2003, we entered into several restructuring arrangements whereby we incurred approximately $13.1 million of costs associated with severance and facility closures. These actions include the completion of the Engine segment's European operation reorganization that was initiated in fiscal 2002 and completed in the first quarter of 2003 and actions within the Driveline segment's forging operations and administrative departments to eliminate redundant headcount and adjust costs to reflect the decline in our forging revenue in 2003. Also included in this charge were severance costs to replace certain members of our executive management team and the costs to restructure several departments in our corporate office, including the sales, human resources and information technology departments. We expect to realize additional savings from the 2004 and 2003 restructuring actions, described above, in 2005 as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

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

In 2004, our content per vehicle in North America was approximately $105 and we expect to materially increase our content per vehicle as a result of new business awards that we are pursuing. Prior to our acquisitions of Simpson Industries in late 2000 and GMTI in early 2001, we primarily marketed single components, such as individual gears or shafts. As a result of these acquisitions and significant additional investment in our engineering and design groups, we have enhanced our capabilities in process technology which allows us to make entire sub assemblies and modules that may, for example, be composed of many component gears or shafts. We have been actively marketing these increased capabilities over the last several years and have been successful in increasing our content on future Drivetrain, Chassis and Engine platforms.

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

•	Pursue Strategic Combinations and Global Expansion Opportunities. We plan to continue to evaluate acquisition opportunities that strategically expand our metal and process capabilities and contribute to our geographic diversity and market share. Global expansion is an important component of our growth strategy since a significant portion of the global market for engineered metal parts is outside of North America. Furthermore, as OEMs continue to consolidate their supply base, we believe they are seeking global suppliers that can provide seamless product delivery across their geographic production regions. Our ability to execute this strategy may be limited by restrictions within our credit agreement.

Operating Segments

The following table sets forth for the three years ended and as of January 2, 2005, December 28, 2003 and December 29, 2002, the net sales, operating profit, Adjusted EBITDA and net assets for our operating segments. TriMas results are included up to its divestiture on June 6, 2002.

	Net Sales (In thousands)
	2004	2003	2002
Automotive Group
Chassis	$583,620	$143,590	$143,650
Driveline	784,460	790,750	807,010
Engine	636,180	573,860	512,960
Automotive Group	2,004,260	1,508,200	1,463,620
TriMas Group (1)	—	—	328,580
Total sales	$2,004,260	$1,508,200	$1,792,200

	Operating Profit (In thousands)
Automotive Group
Chassis	$17,660	$4,720	$8,190
Driveline	1,350	12,740	54,730
Engine	57,000	45,800	32,740
Automotive Operating	$76,010	$63,260	$95,660
Automotive/centralized resources ("Corporate")	(46,600)	(42,960)	(33,090)
Automotive Group	29,410	20,300	62,570
TriMas Group (1)	—	—	46,140
Total operating profit	$29,410	$20,300	$108,710

	Adjusted EBITDA(2) (In thousands)
	2004	2003	2002
Automotive Group
Chassis	$44,960	$12,350	$13,520
Driveline	64,070	71,590	100,590
Engine	96,290	81,780	63,370
Automotive Operating Adjusted EBITDA	$205,320	$165,720	$177,480
Automotive/centralized resources ("Corporate")	(34,650)	(31,720)	(17,250)
Automotive Group	$170,670	$134,000	$160,230
TriMas Group (1)	—	—	62,400
Total Adjusted EBITDA	$170,670	$134,000	$222,630

	Total Assets (In thousands)
	2004	2003	2002
Automotive Group
Chassis	$338,650	$135,560	$148,260
Driveline	926,920	967,790	865,120
Engine	574,630	525,190	653,700
Automotive Group	1,840,200	1,628,540	1,667,080
TriMas Group	—-	—-	—-
Corporate	354,550	383,320	350,910
Total	$2,194,750	$2,011,860	$2,017,990

(1)	TriMas Group is included in our financial results through June 6, 2002, the date of its divestiture. Subsequent to June 6, 2002, our equity share in TriMas' earnings (loss) is included in "Automotive/centralized resources ("Corporate")."

(2)	See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete reconciliation of Adjusted EBITDA to net loss. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairments, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

Our three segments seek to provide innovative, cost-effective solutions by using a range of metals and processes. By having a range of metals and processes, we are not committed to a single solution and we are able to optimize the range of functionality, durability, quality, cost and weight for our customers. Various metals and processes that we utilize are described below:

Forging.    This operation is part of our Driveline segment. We offer expertise in all forging processes, including hot, warm and cold forging. At our Royal Oak, Michigan facility, we have North America's largest concentration of Hatebur/Hotmatics hot forging machines. These state-of-the-art machines forge concentric parts using the full range of carbon and alloy steels into finished shapes at rates from 70 to 120 pieces per minute. Hot forging processes deliver high-volume products, including transmission and transfer case components such as gear blanks and bearing races, as well as wheel-end components such as wheel hubs and spindles. For parts requiring a higher degree of precision than hot forging, we offer complete warm forging capabilities. Warm forging is ideal for producing complex shapes with desirable grain flow, refined surface finishes and tighter dimensional controls. Some examples of current production include net-formed differential side gear and pinions, CV-Joint races and "spiders" and differential stem pinions. Warm forging eliminates the need for heat treat normalizing, allowing near-net to net-shaped components to be produced without a structural change in the raw material. We are capable of processing 300 million precision cold forged parts annually using low carbon through medium carbon and alloy steels. Examples of precision cold forged components produced with near-net and net tolerances include transmissions, turbine shafts and transfer case shafts with internal and external splines. Our cold forging processes yield products that deliver near-net and net tolerances to minimize additional machining, yet offer enhanced physical properties and a refined surface finish.

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

Customers

In 2004, approximately 56% of our sales were direct to OEMs. Sales to various divisions and subsidiaries of Ford Motor Company, DaimlerChrysler Corporation and General Motor Corporation accounted for a significant portion of our net sales, summarized below. The Company's acquisition of the New Castle manufacturing operations on December 31, 2003 resulted in a significant increase in sales to DaimlerChrysler in 2004, and subsequently resulted in a decrease as a percentage of total sales to Ford and General Motors. Except for these sales, no material portion of our business is dependent upon any one customer, although we are generally subject to those risks inherent in having a focus on automotive products.

	(In millions)
	2004		2003		2002(1)
	$	%	$	%	$	%
Customer
Ford Motor Company	$251	12.5%	$254	16.9%	$257	17.5%
DaimlerChrysler Corporation	489	24.4%	158	10.5%	175	12.0%
General Motors Corporation	144	7.2%	156	10.3%	176	12.0%
New Venture Gear (2)	—	—	124	8.2%	168	11.5%
Automotive Group largest customers	884	44.1%	692	45.9%	776	53.0%
Automotive Group other net sales	1,120	55.9%	816	54.1%	688	47.0%
Total Automotive Group net sales	$2,004	100.0%	$1,508	100.0%	$1,464	100.0%

(1)	Excludes net sales to TriMas prior to our June 6, 2002 divestiture.

(2)	New Venture Gear, a joint venture between DaimlerChrysler and General Motors, was dissolved in 2003. Therefore, comparable 2004 sales are now split between DaimlerChrysler, General Motors and other Tier 1 customers.

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

New Business

From January 2002 through December 2004, we received over 220 new business awards that support future product programs beginning from 2002 through 2009. The awards extend for up to 10 years, and include metal-formed components, assemblies and modules for OEMs and Tier I customers' chassis, driveline and engine applications. Based on the sales forecast for our customers, as of January 2, 2005, our forecasted cumulative backlog approximates $810 million through 2009, which is the combination of approximately $440 million of awarded programs and approximately $370 million of programs we have identified as highly probable of being awarded but for which we have not yet received a firm purchase order.

Materials and Supply Arrangements

Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. The primary goods and materials that we procure are various forms of steel and steel processing (e.g. bar, stainless, flat roll, heat-treating), powder metal, secondary and processed aluminum, castings, forgings and energy.

We are sensitive to price movements in our raw material supply base and have therefore secured one-year or longer-term supply contracts for most of our major raw material purchases to protect against inflation and to reduce our raw material cost structure. We purchase 100% of our steel pursuant to one-year or longer-term agreements. These agreements set forth the projected amount of steel that we will buy in the next one to two-year periods. These contracts are established based upon an estimated usage amount for the term of the agreement and do not contain volume commitments. Only a significant usage variation to the contractual amount prior to the end of the contract would require the Company or our supplier to renegotiate the supply agreement. The contracts generally contain a pass through provision to reflect price movements of certain steel ingredient or alloy prices such as steel scrap, nickel and molybdenum. This pass through is generally based on an average price for these commodities and, for the majority of our steel suppliers, is on a three-month lag (i.e. current average price movements are not reflected in the price until three months forward). We expect 2005 purchases of steel to approximate $220 million (principally forging operations) and purchases of aluminum and powder metal (principally Sintered Division) to approximate $50 million each.

For material purchases other than steel, suppliers have typically agreed to price reductions between 0% and 5% of the total purchase price, which are negotiated annually. This price reduction is based upon the quote price as agreed with the supplier. This quote price represents the current market price as determined by the supplier.

The automotive industry has historically experienced cost savings from year-over-year decreases in material costs and increased operational efficiency. These cost savings are necessary to enable us, and our competitors, to offer price reductions to our customers and thereby remain competitive with the market. In a typical year, the materials cost savings and operational efficiency savings are offset by customer price reductions so that automotive suppliers maintain consistent operating margins period over period. In 2003 and 2004, however, we incurred increases in our steel costs that we were not able to offset elsewhere with increased productivity or increased end prices from our customers. The effect of the steel, and other related commodities, price increases had an approximate $7 million and $22 million negative impact on our 2003 and 2004 profitability, respectively. The Section 201 steel tariffs were eliminated in December

2003, but despite the tariff repeal, steel prices have increased significantly over the last year and will negatively impact our 2005 performance. We describe the anticipated impact under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Outlook."

In addition, we purchase approximately $0.3 million of product annually from our former TriMas subsidiary.

Competition

The major domestic and foreign markets for our products are highly competitive. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with respect to more than a few of our product lines and services. We compete primarily on the basis of product engineering, performance, technology, price and quality of service. Our major U.S. competitors in North America among the Engine segment's products include Hillsdale Automotive, GKN, Palsis, Stackpole, Tesma, Faurecia, Benteler and internal "metal-forming" operations at General Motors, Ford, DaimlerChrysler and Toyota. Among the Driveline segment's products, we compete with a variety of independent suppliers, including Linamar, Tesma, Delphi, Visteon, American Axle, Impact Forge, Tyssen-BLW, Hirschvogel, Meadville, TechFor and internal "metal-forming" operations at General Motors, Ford and DaimlerChrysler. Among our Chassis segment's products, we compete with a variety of independent suppliers, including Hayes Lemmerz, Hillsdale Automotive, SMW, TRW and internal "metal-forming" operations at General Motors, Ford and DaimlerChrysler. We may also compete with some of our Tier I customers on occasion in seeking to supply the OEMs. In addition, there are several foreign companies, including Palsis, Mitec, MagnaSteyr and Brockhaus that have niche businesses supplying foreign OEMs. We believe that OEMs are likely to continue to reduce their number of suppliers and develop long term, closer relationships with their remaining suppliers. For many of our products, competitors include suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, various government subsidies.

Employees and Labor Relations

As of January 2, 2005, we employed approximately 8,000 people, of which approximately 54% were unionized. We do not have national agreements in place with any union, and our facilities are represented by a variety of different union organizations. At such date, approximately 25% of our employees were located outside the U.S. Employee relations have generally been satisfactory.

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

Patents and Trademarks

We hold a number of U.S. and foreign patents, patent applications, licenses and trademarks. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. We continue to invest in the design, development and testing of proprietary technologies that we believe will set our products apart from those of our competitors. Many of our patents cover products that relate to noise reduction (NVH), improved efficiency (increased fuel economy) and lower warranty costs for our customers driven primarily by machining technology that provides leading edge specification tolerances and thus decreases product defects caused by parts not meeting specifications. We consider our patents, patent applications, licenses, trademarks and trade names to be valuable, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our operating segments or on us. However, we are often required to license certain intellectual property rights to our customers in order to obtain business and new program awards.

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

The following table presents our revenues for each of the years ended January 2, 2005, December 28, 2003 and December 29, 2002, and total assets and long lived assets (defined as equity investments and receivables in affiliates, net fixed assets, intangible and other assets and excess of cost over net assets of acquired companies) at each year ended January 2, 2005 and December 28, 2003 by geographic area, attributed to each subsidiary's continent of domicile. Revenue and net assets from no single foreign country were material to the consolidated revenues and net assets of the Company.

	(In thousands)
	2004			2003			2002
	Sales	Total Assets	Long Lived Assets	Sales	Total Assets	Long Lived Assets	Sales
Europe	$334,780	$435,500	$364,270	$296,540	$400,420	$339,950	$247,370
Australia	—	—	—	—	—	—	10,850
Other North America	71,930	85,690	62,580	50,200	55,610	44,690	56,150
Other foreign	17,420	32,290	23,450	7,890	6,820	4,320	6,160
Total foreign	$424,130	$553,480	$450,300	$354,630	$462,850	$388,960	$320,530
United States	$1,580,130	$1,641,270	$1,380,700	$1,153,570	$1,549,010	$1,305,850	$1,471,670

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

TriMas Investment

We have a fully diluted interest of approximately 24% in the common stock of TriMas. The following is a brief description of TriMas. A discussion of certain terms of the stock purchase agreement providing for the TriMas divestiture and our shareholders agreement with Heartland and the other investors relating to our continuing interest in TriMas is included in Note 6, Equity Investments and Receivables in Affiliates, and Note 28, Related Party Transactions, to the Company's audited consolidated financial statements included herein.

TriMas is a manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. While serving diverse markets, most of TriMas' businesses share important characteristics, including leading market shares, strong brand names, established distribution networks, high operating margins and relatively low capital investment requirements. For the year ended December 31, 2004, TriMas' net sales were approximately $1,045 million.

TriMas operated as an independent public company from 1989 through 1997. During such period, its sales increased through acquisitions and organic growth from $221 million to $668 million and it experienced average EBITDA margins in excess of 20% and average capital expenditure levels of less than 5% of net sales. In 1998, TriMas was acquired by Metaldyne. In early 2001, TriMas hired a new senior management team to increase its operating efficiency and develop a focused growth strategy. We believed that as an independent company, TriMas would be better able to capitalize on its core manufacturing strengths and significant cash flow generation capacity to exploit growth opportunities.

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

Cequent Transportation Accessories.    Cequent is a leading designer, manufacturer, marketer and distributor of a wide range of accessories and cargo management products used to outfit and accessorize light trucks, sport utility vehicles, or SUV's, recreational vehicles, passenger cars and trailers for commercial and recreational use. Cequent's products include towing and hitch systems, trailer components, electrical products, brake systems, cargo racks, and additional towing and trailering components and accessories. Cequent owns and benefits from strong brand names, including Draw-Tite®, Reese®, Hidden Hitch®, Tekonsha®, Fulton®, Wesbar®, Bulldog®, Bargman®, Hayman-ReeseTM and ROLATM. Cequent is also a leading supplier of cargo management and vehicle protection products sold under trade names such as Highland The Pro's Brand®. We believe Cequent's competitive strengths, relative to others in the fragmented industry in which it operates, include products with leading market positions, strong brand names, a diverse product portfolio, multiple distribution channels, and a vertically integrated manufacturing capability. Cequent is pursuing growth through new product introductions, selling products across distribution channels, or cross-selling, providing bundled cargo management solutions and organic and acquisition cost savings opportunities.

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

Access to Company Information

We make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports through our website, www.metaldyne.com. This information is available as soon as reasonably practicable after such material is electronically filed with the U.S. Securities and Exchange Commission.

Item 2.    Properties.

Our principal manufacturing facilities range in size from approximately 10,000 square feet to 1,000,000 square feet, approximately half of which are owned by us. The leases for our manufacturing facilities have initial terms that expire from 2004 through 2023 and are all renewable, at our option, for various terms, provided that we are not in default thereunder. Substantially all of our owned U.S. real properties are subject to liens under our credit facility or industrial revenue bonds. Our executive and business unit headquarter offices are located in various buildings in Plymouth, Michigan and are leased under separate leases that expire at various dates through 2020. Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements.

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

Since December 2000, we have entered into a number of sale-leaseback arrangements with respect to equipment located at various of our manufacturing facilities. The term of each lease ranges from 3.5 years to 8.5 years with rental payments due monthly. In some cases, we have options to renew our leases once for two years and, in other cases, we have three renewal option periods of one year each. Upon expiration of the term or any applicable renewal term of each lease, we have the option to purchase the equipment for its fair market value at the time of the expiration of the lease. The equipment sale-leaseback transactions with GECC, Merrill Lynch Capital, Key Bank, Renaissance Capital Alliance and GMAC have been accounted for as operating leases.

The following list sets forth the location of our principal owned and leased manufacturing facilities (except where noted as otherwise) and identifies the principal operating segment utilizing such facilities. We have identified the operating segments for which we conduct business at these facilities as follows: (1) Chassis, (2) Driveline and (3) Engine.

North America
Illinois	Niles* (2)
Indiana	Bluffton* (2), Fort Wayne (2), Fremont* (3), New Castle (1) and North Vernon* (3)
Georgia	Rome* (Subleased to third party)
Michigan	Detroit (2), Farmington Hills (2), Fraser* (2), Green Oak Township* (3), Hamburg (3), Litchfield (3), Middleville* (3), Royal Oak (2), Troy (2) and Warren* (3)
North Carolina	Greenville (1) and Greensboro* (2)
Ohio	Bedford Heights (2), Canal Fulton* (2), Edon* (1), Minerva* (2), Solon* (2) and Twinsburg* (2)
Pennsylvania	Ridgway (3) and St. Mary's (3)
Foreign
Brazil	Indaiatuba* (3)
Canada	Thamesville (3)
China	Shanghai (Sales Location)* (3)
Czech Republic	Oslavany (2)
United Kingdom	Halifax (3)
France	Lyon (3)
Germany	Dieburg (3), Nuremberg (2) and Zell am Harmersbach (2)
India	Jamshedpur** (3)
Italy	Poggio Rusco (2)
Japan	Yokohama (Sales Location)* (3)
Mexico	Iztapalapa (3) and Ramos Arizpe (3)
South Korea	Pyongtaek** (3)
Spain	Barcelona (3) and Valencia (3)

*	Denotes a leased facility.

**	Denotes a facility representing a joint venture.

Item 3.    Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party, or of which any of our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A.	Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

The following table sets forth certain information regarding our current directors and executive officers.

Name	Age	Position
Timothy D. Leuliette	54	President and Chief Executive Officer and Chairman of the Board of Directors
Jeffrey M. Stafeil	35	Executive Vice President and Chief Financial Officer
Thomas V. Chambers	61	President, Engine Group
Joseph Nowak	54	President, Chassis Group
Karen A. Radtke	51	Vice President and Treasurer
Thomas A. Amato	41	Executive Vice President Commercial Operations

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

Jeffrey M. Stafeil.    Mr. Stafeil has served as our Executive Vice President and Chief Financial Officer since July 2003 and previously served as our Vice President and Corporate Controller from February 2001 to July 2003. In addition, he is a Senior Managing Director of Heartland. From July 1998 until joining Heartland in 2000, he was a consultant with Booz, Allen & Hamilton. Mr. Stafeil has also held a variety of positions with Peterson Consulting, Mobil Corporation and Ernst & Young LLP.

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

Thomas A. Amato.    Mr. Amato has served as our Executive Vice President Commercial Operations since January 2005 and previously served as our Vice President, Corporate Development from September 2001 to January 2005. After joining Masco Corporation in May 1994 and being assigned to MascoTech as its Manager of Business Development, he transferred to MascoTech in 1996 and became its Director of Corporate Development. In May 2001, Mr. Amato became the Vice President, Corporate Development of TriMas Corporation, which at the time was our wholly owned subsidiary. He is responsible for all of our merger, acquisition, alliance, divestiture, and joint venture activities. Mr. Amato served on the board of directors of NC-M Chassis Systems, LLC, a joint venture between DaimlerChrysler and Metaldyne, and also served on the board of Innovative Coatings Technologies, LLC.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market for the Company's common stock exists. We did not pay dividends in 2004 or 2003 on our common stock and it is current policy to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" included in Item 7 of this report and Note 11, Long-Term Debt, to the Company's audited consolidated financial statements, included in Item 8 of this report.

On March 15, 2005, there were approximately 660 holders of record of our common stock.

The table below sets forth information as of January 2, 2005 with respect to compensation plans under which Metaldyne Corporation equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Plan Category	Column A	Column B	Column C
Equity compensation plans approved by security holders	2,735,570	$10.57	2,224,430

Item 6.    Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated. As discussed elsewhere in this report, an Independent Investigation into certain accounting matters at the Company was completed in late September 2004. The Company's financial statements for fiscal 2002 have been restated to reflect adjustments to the Company's previously reported financial information on Form 10-K for fiscal years 2001 and 2002. While certain of the matters that are the subject of the restatement would affect periods prior to 2001, the Company has not investigated or presented the 11-month period prior to the acquisition of the Company in November 2000 in the "Selected Financial Data" tables in this Form 10-K below, as required by Regulation S-K of the Commission under the Securities Act. The Company has omitted such financial data due to the material difficulties the Company has encountered in determining the adjustments necessary to prepare the financial statements for this period. The Company has requested a waiver of the requirement for such information from the Securities and Exchange Commission. While the Company believes information for such pre-acquisition periods would be less relevant due to changes in the Company's basis of accounting following the acquisition, the non-comparability of such information as a consequence of subsequent transactions and different strategies and management, and the passage of time, readers are cautioned that such information is required by the Commission's rules and regulations. Moreover, readers are cautioned that the Company has requested relief from the Commission from this requirement and it is possible that the Staff may not grant such relief, in which case the Company may be required to amend this report to include such information. However, because the necessary financial information from these periods prior to the Company's recapitalization date are not available, it is uncertain whether the Company could comply with such a requirement.

	(In thousands except per share amounts)
	2004	2003	2002	2001	11/28/00 - 12/31/00

Net sales	$2,004,260	$1,508,200	$1,792,200	$2,127,390	$104,770
Net loss	$(27,990)	$(75,330)	$(64,760)	$(42,780)	$(27,090)
Loss per share before cumulative effect of change in accounting principle	$(0.65)	$(1.98)	$(0.87)	$(1.14)	$(0.78)
Loss per share	$(0.65)	$(1.98)	$(1.73)	$(1.14)	$(0.78)
Dividends declared per common share	—	—	—	—	—
At January 2, 2005, December 28, 2003, December 29, 2002 and December 31, 2001 and 2000:
Total assets	$2,194,750	$2,011,860	$2,017,990	$2,946,760	$2,991,280
Long-term debt, net (a)	$855,450	$766,930	$669,020	$1,359,250	$1,426,570
Redeemable preferred stock	$149,190	$73,980	$64,510	$55,160	$33,370

(a)	See Note 11, Long-Term Debt, to the Company's audited consolidated financial statements (net of current portion).

Results in 2004 include the New Castle facility since the December 31, 2003 acquisition.

Results in 2004 include the Bedford Heights, Ohio and Rome, Georgia facilities through the February 1, 2004 asset sale pursuant to which substantially all of the business associated with two of the aluminum die casting facilities in our Driveline segment was sold to Lester PDC, Ltd. These facilities had 2003 combined sales of approximately $62 million and an operating loss of approximately $14 million. In November 2004, Lester PDC discontinued operations at the Bedford Heights facility and, as a result, we assumed production of some of the products at the Bedford Heights facility that were subject to the terminated supply agreement.

Results in 2003 include the Fittings division through May 9, 2003, at which time it was sold to TriMas for $22.6 million plus the assumption of an operating lease.

Results in 2002 reflect a net loss of $64.8 million, which includes the cumulative effect of a change in recognition and measurement of goodwill impairment related to TriMas. A loss of $28.1 million was recorded before this change in accounting principle.

As more fully described in Note 6 to the Company's audited consolidated financial statements, we sold TriMas Corporation common stock to Heartland and other investors on June 6, 2002. TriMas is included in our financial results through the date of this transaction. Effective June 6, 2002, we account for our investment in TriMas under the equity method of accounting. Our present ownership interest in TriMas is 24%.

Results in 2001 and for the one-month period ended December 31, 2000 include the retroactive adoption of purchase accounting for our acquisition by Heartland and its co-investors. The predecessor company information for the periods prior to November 28, 2000 is not provided due to the reasons identified above.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2004 sales of approximately $2 billion. We operate three segments focused on the global light vehicle market. The Chassis, Driveline and Engine segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 67% of total 2004 sales. Prior to November 2000, we were a public company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions — Simpson in December 2000, GMTI effective January 2001, Dana Corporation's Greensboro, NC operation in May 2003, and DaimlerChrysler's New Castle operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally, we split off our non-automotive operations, divesting our former TriMas subsidiary in June 2002, our Fittings operation in April 2003 and two aluminum die casting facilities within our Driveline segment in February 2004. In December 2004, we resumed a small operation at one of these two aluminum die casting facilities due to the independent investor's bankruptcy in 2004.

In each of the last three years we have experienced significant net losses. Our net losses for 2004, 2003 and 2002 were $27.8 million, $75.3 million and $64.8 million, respectively. Our 2004 losses declined in part due to the results of our recent New Castle acquisition and benefits associated with our cost restructuring efforts, but were negatively impacted by a 2.6% decline in production from our three largest customers, an approximate $20 million net negative impact from material cost increases described below, approximately $18 million in fees and expenses related to the Independent Investigation and a $7.6 million non-cash loss on the disposition of two manufacturing facilities within our Driveline segment. For additional discussion of these factors, see the "Results of Operations" discussion.

Key Factors Affecting our Reported Results

We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price as discussed under Item 1, Business - Competition. Supplier selection is generally finalized several years prior to the start of vehicle production and as a result, business that we win will generally not start production for two years or beyond. In addition, our results are heavily dependent on global vehicle production, and in particular the North American vehicle production of the Big 3 domestic manufacturers (GM, Ford, and DaimlerChrysler). Our customers generally require that we offer annual productivity and efficiency related price decreases on products we sell them. Critical factors to be successful in this market include global low cost production facilities, leading service and parts quality, and differentiated product and process technology. Accordingly, we focus on managing our global manufacturing footprint in line with our customer needs and local market manufacturing cost differences, improving operating efficiency and production quality of our plants, fixing or eliminating unprofitable facilities and reducing our overall material costs. In addition, we spend considerable time and resources developing new technology and products to enhance performance and/or decrease cost of the products we sell to our customers. See "Results of Operations" for more details as to the factors that affect year over year performance.

The rise in material costs, especially steel, continues to negatively impact our results. This and other increases in our raw material costs increased our cost of goods sold by approximately $53 million for fiscal 2004 (approximately $35 million related to steel increases). Note that the steel price increases primarily relate to our Forgings operations within the Driveline segment while the remaining increases are spread across all of our other businesses and are related to numerous raw material increases such as energy, molybdenum and casting components we purchase. However, we were able to recover approximately $31 million of this increase through scrap sales, a decrease in our annual productivity/price reductions given to our customers, steel resourcing efforts and negotiated or contractual price recovery from our customers. Our ability to fully execute this recovery on a going forward basis is not guaranteed. Additionally, it appears that raw material costs will continue to increase in 2005 and although we have initiatives in place to offset these expected increases, there is no guarantee that these efforts will be successful.

Our strategy is centered on growth through new business awards and acquisitions. As discussed in Item 1, Business, we have a significant new project backlog and have completed several recent acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns for our stakeholders. In order to finance a large portion of this activity, we incurred significant new debt. As such, we have substantial leverage and are constrained by various covenant limitations (see "—Financial Covenants" for more details surrounding these covenants). As we continue to invest in the resources to produce our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through "Adjusted EBITDA." See the discussion below in "Key Performance Indicators (Non GAAP Financial Measures)" for further explanation), and working capital and fixed asset efficiency to assess our ability to favorably finance our new business backlog.

Net sales for 2004 were $2,004 million versus $1,508 million for 2003. The primary source of the increase in our 2004 sales was our New Castle acquisition, which contributed approximately $446 million for the year. In addition, we had approximately $81 million in additional volume related to new product launches and ramp up of existing programs as well as a $29 million benefit from foreign exchange movements. However, these increases were partially offset by approximately $60 million related to the divestiture of two aluminum die casting facilities within our Driveline segment and a 2.6% decrease in North American vehicles production from our three largest customers (Ford, GM and DaimlerChrysler). Operating profit increased to $29 million in 2004 from $20 million in 2003. The increase in 2004 operating profit is primarily the result of the New Castle acquisition, which contributed approximately $21 million for the year; an approximate $12 million decrease in fixed asset losses; an approximate $10 million decrease in restructuring charges; $5 million from foreign exchange movements; and an approximate $11 million increase in our Engine segment driven primarily by increased sales activity due to new product launches. Negatively offsetting these increases was approximately $18 million in fees and expenses related to the Independent Investigation, an approximate $19 million decline in our North American forging operations and a $7.6 million charge taken in connection with the divestiture of two manufacturing facilities within our Driveline segment.

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

•	It does not reflect our cash expenditures for capital equipment or contractual commitments;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	It does not reflect changes in, or cash requirements for, our working capital needs;

•	It does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	It includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and

•	Other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of our Adjusted EBITDA to net loss for the three years ended January 2, 2005, December 28, 2003 and December 29, 2002:

	(In thousands)
	2004	2003	2002
Net loss	$(27,990)	$(75,330)	$(64,760)
Income tax benefit	(36,870)	(8,660)	(40,960)
Interest expense	82,140	75,510	91,000
Depreciation and amortization in operating profit	132,100	106,350	107,430
Non-cash stock award expense	560	3,090	4,880
Preferred stock dividends and accretion	19,900	—	—
Non-cash gain on maturity of interest rate arrangements	(6,570)	—	—
Loss on disposition of manufacturing facilities	7,600	—	—
Loss on repurchase of debentures and early retirement of term loans	—	—	68,860
Loss on interest rate arrangements upon early retirement of term loans	—	—	7,550
Asset impairment	—	4,870	—
Gain on disposition of TriMas and Saturn investments	(8,020)	—	—
Cumulative effect of accounting change	—	—	36,630
Equity(gain) loss from affiliates, net	(1,450)	20,700	1,410
Certain items within Other, Net (1)	9,270	7,470	10,590
Total Company Adjusted EBITDA	$170,670	$134,000	$222,630

(1)	Reconciliation of Other Expense:

	(In thousands)
	2004	2003	2002
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$9,270	$7,470	$10,590
Items in Adjusted EBITDA (includes foreign currency, royalties and interest income)	(1,000)	610	(1,610)
Total other, net	$8,270	$8,080	$8,980

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	(In thousands)
	2004	2003	2002
Restructuring charges	$(2,750)	$(13,130)	$(3,470)
Fixed asset disposal losses	(3,180)	(14,870)	(750)
Foreign currency gains (losses)	(940)	(1,010)	(200)
Independent investigation fees	(17,830)	—	—

Functional and Divisional Realignments

During the first quarter of 2003, we made a decision to realign our European facilities into two distinct groups operating within the Driveline and Engine segments. As part of this realignment, we moved one facility from the Chassis segment into the Engine segment thereby streamlining both the operational and financial management of the facility. In addition, a small tooling facility previously residing in the Driveline segment was transferred into the Engine segment as the Engine segment represented the largest portion of the tooling facilities business. Since these transfers occurred in 2003, we have reflected the transfer of the facilities to the new segments in the comparative 2003 and 2002 amounts.

During the first quarter of 2004, we made a decision to move one of our domestic operations that had historically been part of the Engine segment to the Chassis segment. The 2003 amounts have been restated to reflect this transfer. However, as operations within this transferred facility were moved to other locations in 2003, 2002 amounts have not been restated.

Results of Operations

2004 Versus 2003

Net Sales.    Net Sales by segment and in total for the years ended January 2, 2005 and December 28, 2003 were:

	(In thousands)
Segment	Year Ended January 2, 2005	Year Ended December 28, 2003
Chassis Segment	$583,620	$143,590
Driveline Segment	784,460	790,750
Engine Segment	636,180	573,860
Total Company	$2,004,260	$1,508,200

Net sales for fiscal 2004 were $2,004 million versus $1,508 million for fiscal 2003. The primary driver of the increase in our 2004 sales was our New Castle acquisition, which contributed approximately $446 million for the year. In addition, we had approximately $81 million in additional volume related to new product launches and ramp up of existing programs and a $29 million benefit from foreign exchange movements. There was also a net $5 million benefit to sales as the price increases to our customers related to increased material prices were not entirely offset by our productivity related price discounts offered to our customers. However, these increases were partially offset by approximately $60 million related to our divestiture of two aluminum die casting facilities within our Driveline segment and a 2.6% decrease in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler).

Gross Profit.    Gross profit by segment and in total for the years ended January 2, 2005 and December 28, 2003 were:

	(In thousands)
Segment	Year Ended January 2, 2005	Year Ended December 28, 2003
Chassis Segment	$32,450	$11,880
Driveline Segment	58,250	68,860
Engine Segment	97,520	87,100
Corporate/centralized resources	(15,210)	(12,310)
Total Company	$173,010	$155,530

Our gross profit was $173 million or 8.6% of net sales for 2004 compared to $155.5 million or 10.3% of net sales for 2003. The increase of $17.5 million was primarily due to the $21 million contribution from the New Castle acquisition. In addition to the New Castle Acquisition, we also benefited from an approximate $12 million reduction in fixed asset losses, an approximate $11 million increase from our Engine operations driven primarily by additional sales volume and a $5 million benefit in foreign exchange fluctuations. Partially offsetting these increases was a $19 million decline in our Forgings operations (primarily related to a $30 million increase in steel costs during fiscal 2004 offset by approximately $15 million in price increases to our customers) and a $3 million one-time payment made to one of our customers relating to a new business award. Both of these items are further explained in the segment discussion that follows. In addition to these factors, we have also experienced net raw material cost increases (net of price increases associated with the recovery of material costs to our customers) across our other Driveline, Engine and Chassis operations of approximately $7 million.

Selling, General and Administrative.    Selling, general and administrative expense was $133.3 million or 6.6% of net sales for 2004, compared to $117.2 million or 7.8% of total net sales for 2003. The $16 million increase from 2003 to 2004 is primarily related to approximately $18 million of expense associated with the Independent Investigation. These expenses relate to fees paid to our bank group for waivers, professional fees and severance expense for individuals terminated as a result of the Independent Investigation. Selling, general and administrative expenses also benefited by an approximate $1.5 million pension curtailment gain related to the disposition of two manufacturing facilities discussed earlier and an approximate $0.5 million postretirement curtailment gain related to the elimination of benefits for salaried employees not grandfathered by having obtained age 50 with five years of service or 20 years of services as of January 1, 2003. The reduction in selling, general and administrative expenses as a percentage of net sales reflects the benefits from restructuring efforts initiated in 2003 and the fact that New Castle was able to integrate into our operation without significant additional administrative investment.

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the years ended January 2, 2005 and December 28, 2003 and was:

	(In thousands)
Segment	Year Ended January 2, 2005	Year Ended December 28, 2003
Chassis Segment	$27,300	$7,630
Driveline Segment	54,940	53,540
Engine Segment	39,290	35,980
Corporate/centralized resources	10,570	9,200
Total Company	$132,100	$106,350

The net increase in depreciation and amortization of approximately $25.8 million is principally explained by $18.6 million of depreciation and amortization expense associated with our New Castle acquisition. Additionally, for the past several years capital spending has been in excess of our depreciation expense. Thus, the additional capital spending primarily accounts for the remaining increase in depreciation expense.

Restructuring Charges.    We incurred approximately $2.8 million of restructuring costs in fiscal 2004 compared to $13.1 million incurred in fiscal 2003. Of the 2004 charges, approximately $1.8 million relates to our Driveline segment, where the majority of the charge relates to the closure of a facility in Europe and headcount reduction activities in our Forging operations. An additional $0.8 million relates to costs to reduce headcount in our Corporate center with the remaining amounts relating to headcount reductions of $0.1 million in each of our Chassis and Engine segments. Net restructuring activity for fiscal 2004 is as follows:

	(In thousands)
	Acquisition Related Severance Costs	2002 Additional Severance And Other Exit Costs	2003 Additional Severance And Other Exit Cost	2004 Additional Severance And Other Exit Costs	Total
Balance at December 28, 2003	$1,380	$360	$7,310	$—	$9,050
Charges to expense	—	—	—	2,750	2,750
Cash payments	(310)	(360)	(4,600)	(2,240)	(7,510)
Reversal of unutilized amounts	(360)	—	—	—	(360)
Balance at January 2, 2005	$710	$—	$2,710	$510	$3,930

Asset Impairment.    In our fiscal 2003 analysis, we recorded a $4.9 million charge in our Driveline segment associated with two plants with negative operating performance in our fiscal 2003 financial results in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Subsequent to December 28, 2003, these two facilities were sold to an independent third party. The sales price to this third party was used to determine the fair market value of the facilities for the SFAS No. 144 impairment analysis.

Disposition of Manufacturing Facilities.    In connection with our sale of the two aluminum die casting facilities in our Driveline segment discussed above, we incurred a $7.6 million loss for fiscal 2004. This loss represents a book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets. See Note 18, Disposition of Businesses, to the consolidated financial statements included herein for additional discussion.

Operating Profit.    Operating profit was $29.4 million for 2004 compared to $20.3 million in 2003. The $9.1 million increase in operating profit is the result of the $17.5 million increase in gross profit, the $16 million increase in selling general and administrative expenses, the net change between the $7.6 million loss on disposition of manufacturing facilities recorded in 2004 and the $4.9 million asset impairment charge taken in 2003 and the reduction of approximately $10 million in restructuring charges year over year. The elements of each of these variations are discussed in greater detail above.

	(In thousands)
Segment	Year Ended January 2, 2005	Year Ended December 28, 2003
Chassis Segment	$17,660	$4,720
Driveline Segment	1,350	12,740
Engine Segment	57,000	45,800
Corporate/centralized resources	(46,600)	(42,960)
Total Company	$29,410	$20,300

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $170.7 million in 2004 from $134 million in 2003. The primary drivers of this increase are explained above in the operating profit discussion and will be further detailed in the segment detail that follows. Additionally, in the "Segment Information" below provides a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
Segment	Year Ended January 2, 2005	Year Ended December 28, 2003
Chassis Segment	$44,960	$12,350
Driveline Segment	64,070	71,590
Engine Segment	96,290	81,780
Corporate/centralized resources	(34,650)	(31,720)
Total Company	$170,670	$134,000
Memo: Fixed asset losses included in the calculation of both operating profit and Adjusted EBITDA	$(3,180)	$(14,870)
Memo: Other, net (income) expense included in the calculation of Adjusted EBITDA	$(1,000)	$610

Interest Expense.    Interest expense increased by $6.6 million due to higher average debt levels in 2004 compared to 2003. This increase is principally due to $3.2 million in interest arising from the 10% senior subordinated notes from our New Castle acquisition, $13.2 million in interest arising from our 10% senior notes issued in October 2003 and approximately $7 million in interest arising from higher debt balances resulting from increased usage of our revolving credit and slightly increased borrowing rates on our senior debt facilities. These increases were offset by a decrease of $4.0 million in cash interest expense and $7.2 million of interest accretion related to the redemption of the $98.5 million outstanding balance on the 4.5% subordinated debentures that were paid off in December 2003 and $5.4 million in interest expense related to the maturity of our interest rate arrangements in February 2004.

Gain on the Maturity of Interest Rate Arrangements.    In the first quarter of 2004, we recorded a $6.6 million non-cash gain on the maturity of these interest rate arrangements which is reflected as a "non-cash gain on maturity of interest rate arrangements" in our consolidated statement of operations incorporated herein. See the "Liquidity and Capital Resources" section below for additional discussion of our capital structure.

Equity Gain (Loss) from Affiliates, Net.    Equity earnings (loss) from affiliates increased from a loss of $20.7 million to a $1.5 million gain in 2004 due to the operating results of our equity affiliates.

Gain on the Sale of Investments in Saturn and TriMas.    In addition to the equity earnings, we recognized a net gain of $8.0 million on the sale of our interest in Saturn Electronics, which was sold in December 2004, and a gain on the sale of a portion of our investment in TriMas to Masco Corporation which was sold in November 2004. Our equity earnings (loss) from affiliates reflect the change in ownership percentages based upon the date of the sales of the investments. See Note 6, Equity Investments and Receivables in Affiliates, to the consolidated financial statements included herein for additional discussion of the sale of both the Saturn and TriMas investment amounts.

Other, Net.    Other, net increased by $0.2 million to a loss of $8.3 million in 2004 compared to a loss of $8.1 million in 2003. In conjunction with our 2004 credit facility amendment, $1.2 million of the unamortized balance related to the 2003 credit facility amendment was expensed in 2004. This increase in Other, net was partially offset by a gain on the disposition of a joint venture in Korea during the second quarter of 2004.

Preferred Stock Dividends.    Preferred stock dividends (including accretion of $1.1 million in 2004) were $19.9 million in 2004 as compared to $9.3 million in 2003. This increase is due to the dividends on the $64.5 million of preferred stock issued in connection with the New Castle acquisition and compounded interest on preexisting preferred stock. Due to our adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" as of the first quarter of 2004, preferred stock dividends are included in "other expense, net" on our consolidated statement of operations beginning in 2004.

Taxes.    The provision for income taxes for 2004 was a benefit of $36.9 million as compared to a benefit of $8.7 million for 2003. The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends, reversal of a prior period contingent tax accrual, refunds, foreign losses for which tax benefits are not recognized and foreign tax rates below the U.S. rate as well as the provision for unremitted earnings of a foreign subsidiary. In addition, in July 2004, the Company received a $27 million tax refund from the IRS that resulted from a claim filed by the Company in 2002. This claim was based on a 2002 change in the U.S. Treasury Regulations, which permitted the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. The $7 million received in excess of the refund previously recorded was considered in the tax provision for fiscal 2004.

Segment Information

Chassis Segment.    Sales for our Chassis segment increased to $583.6 million in 2004 as compared to $143.6 million in 2003. The primary driver of the approximate $440 million increase in sales is a $446 million contribution from the New Castle acquisition offset by a $6 million decrease due to the divestiture of our Fittings business in May 2003. Operating income increased by approximately $12.9 million due primarily to the $21 million contribution from the New Castle acquisition (results are net of approximately $10 million in operating leases used to finance the acquisition) and an increase in fixed asset gains over the prior year by approximately $2.7 million offset by approximately $1.5 million from the divestiture of our Fittings operation, $2 million in customer pricing concessions, and $2 million in net raw material cost increases (net of price increases associated with the recovery of material costs to our customers). The remaining reduction is primarily driven by an increase in leasing expense of approximately $2 million, an increase of approximately $1.5 million in depreciation and amortization relating to the other Chassis entities than New Castle and a slight increase in administrative costs to support the materially increased size of the Chassis operations as a result of the New Castle acquisition. Adjusted EBITDA increased by approximately $33 million in 2004 compared to 2003 due to the aforementioned explanations and an increase of $19.7 million in depreciation and amortization primarily related to the New Castle acquisition.

	(In thousands)
Chassis Segment	Year Ended January 2, 2005	Year Ended December 28, 2003
Sales	$583,620	$143,590
Operating profit	$17,660	$4,720
Depreciation and amortization	27,300	7,630
Adjusted EBITDA	$44,960	$12,350
Memo: Fixed asset (gains) losses included in calculation of both operating profit and Adjusted EBITDA	$(1,620)	$1,080

Driveline Segment.    Sales for our Driveline segment were $784.5 million in 2004 as compared to $790.8 million in 2003. Sales decreased by approximately $60 million related to the divestiture of two aluminum die casting facilities, but were offset by a $16 million benefit in foreign exchange fluctuations, a $33 million benefit from new launches and ramp up of existing business and approximately $3 million in net price increases (net of price increases associated with the recovery of material costs to our customers and net of productivity related price concessions to our customers) incurred in fiscal 2004.

	(In thousands)
Driveline Segment	Year Ended January 2, 2005	Year Ended December 28, 2003
Sales	$784,460	$790,750
Operating profit	$1,350	$12,740
Asset impairment	—	4,870
Loss on disposition of manufacturing facilities	7,600	—
Depreciation and amortization	54,940	53,540
Legacy stock award expense	180	440
Adjusted EBITDA	$64,070	$71,590
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$1,330	$6,550

Operating profit decreased by approximately $11 million as cost savings and profits from new business were not able to fully offset the approximate $19 million year over year decline in the Forging operations (primary issue was an approximate $30 million increase in the price to procure steel during fiscal 2004 as compared to fiscal 2003 offset by approximately $15 million in price increases to our customers). In addition, our Driveline segment's operating margins were negatively impacted by a $7.6 million loss on the disposition of two aluminum die casting manufacturing facilities, approximately $2 million in net raw material price increases in other non-forging Driveline operations and a $3 million one-time payment made to one of our customers relating to a new business award. Offsetting these amounts in 2004 were a $5.2 million decrease in fixed asset losses, a $6.6 million improvement through the disposition of two aluminum die casting manufacturing facilities, a reduction in restructuring charges and a $3.4 million benefit in foreign exchange fluctuations. The remaining improvement is primarily explained by cost reduction efforts. Adjusted EBITDA decreased by approximately $7.5 million in 2004 compared to 2003 due to the above reasons.

Engine Segment.    Sales for our Engine segment were $636.2 million in 2004 as compared to $573.9 million in 2003. The $62.3 million increase primarily reflects $48 million in additional volume from new product launches and an approximate $13 million benefit related to foreign exchange movements. Operating profit increased by $11.2 million due primarily to $11 million from increased sales volume on new programs, a decrease in fixed asset losses of approximately $3 million in 2004 versus 2003, a reduction in restructuring charges from 2003 of approximately $1.9 million and an approximate $1.3 million benefit related to foreign exchange movements. Offsetting these amounts was approximately $3.1 million of net material cost increases (net of price increases associated with the recovery of material costs to our customers) and incremental depreciation and amortization expense of $3.3 million. Adjusted EBITDA increased by approximately $14.5 million in 2004 compared to 2003 due to the aforementioned reasons.

	(In thousands)
Engine Segment	Year Ended January 2, 2005	Year Ended December 28, 2003
Sales	$636,180	$573,860
Operating profit	$57,000	$45,800
Depreciation and amortization	39,290	35,980
Adjusted EBITDA	$96,290	$81,780
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$2,260	$5,070

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $34.7 million in 2004 versus a loss of $31.7 million in 2003. We incurred approximately $18 million of expenses associated with our Independent Investigation. After considering these expenses, corporate expenses decreased by approximately $15 million. The reduction is principally explained by a $5.0 reduction in restructuring charges in 2004, pension and postretirement curtailment gains of approximately $2.0 million in 2004 and discussed further in Note 24. Employee Benefit Plans, to the consolidated financial statements included herein, a decrease in fixed asset losses of $1 million in 2004 and a decrease of $1.6 million in Other, Net. The remaining decrease in Corporate costs primarily relates to a reduction in overall expenses in part related to restructuring events initiated in 2003. Operating profit decreased by $3.6 million, which is also explained in the factors described above and a $1.4 million increase in depreciation and amortization and a $2.3 million decrease in stock award expense.

	(In thousands)
Corporate/Centralized Resources	Year Ended January 2, 2005	Year Ended December 28, 2003
Operating profit	$(46,600)	$(42,960)
Depreciation and amortization	10,570	9,200
Stock award expense	380	2,650
Other, net	1,000	(610)
Adjusted EBITDA	$(34,650)	$(31,720)
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$1,210	$2,170
Memo: Other, Net (income) expense included in calculation of Adjusted EBITDA	$(1,000)	$610

2003 Versus 2002

Due to the divestiture of our former TriMas subsidiary in June 2002, the 2002 and 2003 consolidated results are not comparable. Thus, for purposes of our discussion, we will exclude TriMas results, where applicable and quantifiable, and discuss the performance of our Automotive Group operations.

Net Sales.    Net Sales by segment and in total for the years ended December 28, 2003 and December 29, 2002 were:

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
Chassis Segment	$143,590	$143,650
Driveline Segment	790,750	807,010
Engine Segment	573,860	512,960
Automotive Group	$1,508,200	$1,463,620
TriMas Group	—	328,580
Total Company	$1,508,200	$1,792,200

Despite a 6.4% decrease in NAFTA production, sales increased $45 million, but were essentially flat after adjusting for a $44 million impact of exchange rate movement. The specific differences are further explained in the segment information section.

Gross Profit.     Gross profit by segment and in total for the years ended December 28, 2003 and December 29, 2002 were:

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
Chassis Segment	$11,880	$16,850
Driveline Segment	68,860	104,340
Engine Segment	87,100	75,770
Corporate/centralized resources	(12,310)	(4,100)
Automotive Group	$155,530	$192,860
TriMas Group	—	100,780
Total Company	$155,530	$293,640

Our gross profit was $155.5 million or 10.3% of net sales for 2003 compared to $192.9 million or 13.2% of net sales for 2002 after adjustment for TriMas. The decrease of $37.4 million was primarily due to incremental depreciation and amortization expense of approximately $14.9 million, increased steel prices of approximately $7 million, incremental losses on the sale and disposal of fixed assets of approximately $15 million and incremental lease expense of approximately $5 million associated with additional sale-leaseback transactions entered into in late 2002 and 2003. Offsetting these decreases was approximately $10.6 million of positive exchange movement primarily due to the appreciation of the euro relative to the dollar. The remaining difference is primarily explained by a reduction in our Driveline margin. This margin reduction is primarily explained by aggressive pricing given to our customers in response to their global sourcing initiatives.

Selling, General and Administrative.    Selling, general and administrative expense was $117.2 million, 7.8% of net sales for 2003, compared to $126.9 million, 8.7% of total net sales for 2002 after adjustment of TriMas. Approximately $4 million of the decrease in selling, general and administrative costs include a $2.5 million curtailment gain recognized in conjunction with a pension plan amendment for our Bedford Heights, Ohio plant which was sold in February 2004 and $1.6 million in reduced restricted stock award amortization. The remaining decrease in 2003 reflects the reduction in costs resulting from our shared services initiative that we undertook to centralize standardized processes and reduce redundant costs throughout 2001 and 2002 (e.g. capability in sales, procurement, IT infrastructure, finance expertise, etc), the restructuring benefits recognized from the Engine segment's 2002 and 2003 European and North American reorganization and 2003 restructuring activities in our Driveline segment. These initiatives have enabled us to streamline and better manage our administrative functions from a consolidated perspective.

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the years ended December 28, 2003 and December 29, 2002 was:

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
Chassis Segment	$7,630	$5,330
Driveline Segment	53,540	45,480
Engine Segment	35,980	30,630
Corporate/centralized resources	9,200	9,990
Automotive Group	$106,350	$91,430
TriMas Group	—	16,000
Total Company	$106,350	$107,430

The net increase of Automotive Group depreciation and amortization of approximately $14.9 million is due to depreciation expense recorded on capital expenditures for the periods presented of $130.7 million for 2003 and $116.5 million for 2002. In the past several years, we have incurred capital spending in excess of our depreciation expense. Thus, the additional capital spending accounts for the increase in depreciation expense.

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

	(In thousands)
	Acquisition Related		2002 Severance And Other Exit Costs	2003 Severance And Other Exit Costs	Total
	Severance Costs	Exit Costs
Balance at December 29, 2002	$9,880	$540	$2,380	$—	$12,800
Charges to expense	—	—	—	13,130	13,130
Cash payments	(8,110)	(540)	(2,020)	(5,820)	(16,490)
Reversal of unutilized amounts	(390)	—	—	—	(390)
Balance at December 28, 2003	$1,380	$—	$360	$7,310	$9,050

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

Operating Profit.    Operating profit was $20.3 million for 2003 compared to $62.6 million in 2002 after adjustment for TriMas. The $42.3 million reduction in operating profit is the result of the $37 million reduction to gross profit, $10 million improvement in selling general and administrative expenses, the $4.9 million asset impairment charge and $10 million in incremental restructuring charges. The elements of each of these variations are discussed in greater detail above.

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
Chassis Segment	$4,720	$8,190
Driveline Segment	12,740	54,730
Engine Segment	45,800	32,740
Corporate/centralized resources	(42,960)	(33,090)
Automotive Group	$20,300	$62,570
TriMas Group	—	46,140
Total Company	$20,300	$108,710

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

	(In thousands)
Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
Chassis Segment	$12,350	$13,520
Driveline Segment	71,590	100,590
Engine Segment	81,780	63,370
Corporate/centralized resources	(31,720)	(17,250)
Automotive Group	$134,000	$160,230
TriMas Group	—	62,400
Total Company	$134,000	$222,630

Interest Expense.    Interest expense decreased by $15.5 million due to lower average debt levels in 2003 compared to 2002. See the "Liquidity and Capital Resources" section below for additional discussion of our capital structure. In addition, we incurred a $68.9 million loss on the repurchase and retirement of debentures and term debt and a $7.5 million non-cash loss on interest rate arrangements in connection with the early retirement of our term loans in the second quarter of 2002. These losses are reflected as a "loss on repurchase of debentures and early retirement of term loans" and a "loss on interest rate arrangements upon early retirement of term loans" in our consolidated statement of operations incorporated herein.

Equity Gain (Loss) from Affiliates, Net.    Equity (loss) from affiliates increased by approximately $19.3 million due to the operating results of our equity affiliates. As a result of the divestiture (as described in Item 1) of our former TriMas subsidiary in June 2002, we recorded six months of equity in earnings (loss) from affiliates in 2002 versus twelve months of activity in 2003. In addition, our equity affiliate Saturn Electronics recorded a SFAS No. 142 intangible asset impairment resulting in an increase of approximately $12 million in equity loss in 2003 versus 2002.

Other, Net.    Other, net decreased by $0.9 million to a loss of $8.1 million in 2003 compared to a loss of $9.0 million in 2002. This decrease is primarily due to the reduction of amortization of prepaid debt expense of approximately $2.3 million in 2003, which was offset by an increase in other miscellaneous expenses. For more detail of this expense see Note 19, Other Income (Expense), Net, to the Company's audited consolidated financial statements included herein.

Taxes.    The provision for income taxes for 2003 was a benefit of $8.7 million as compared to a benefit of $41.0 million for 2002. Our effective tax rate for 2003 was a benefit of 10% compared to a benefit of 59% for 2002. The lower effective tax rate of 10% results mostly from the inclusion of foreign dividends, partial repatriation of foreign earnings and the taxation of income in foreign jurisdictions at rates greater than the U.S. statutory rate. Federally taxable income inclusion items typically serve to increase a company's effective tax rate; however, since the Company incurred a pre-tax loss, the inclusion of foreign earnings results in a lesser U.S. tax benefit, which when compared to the pre-tax loss, results in a lower effective tax rate. Excluding the impact of these items, the Company's effective tax rate would have been approximately 33%.

Preferred Stock Dividends.    Preferred stock dividends were $9.3 million in 2003 as compared to $9.1 million in 2002. This increase is due to the compounded interest of previous year dividends not yet remitted to the shareholders.

Segment Information

Chassis Segment.    Sales for our Chassis segment remained relatively flat in 2003 compared to 2002. The primary factors affecting 2003 activity were the transfer of a manufacturing facility with 2003 sales of approximately $26.5 million from the Engine segment and the sale of our Fittings business in May 2003 that resulted in a $10.9 million sales reduction. This activity was offset by the June 2002 closure of a manufacturing facility which resulted in an approximate $8.7 million sales reduction. The remaining decrease is primarily explained by the 6.4% reduction in North American vehicle production. Operating income decreased by approximately $3.5 million primarily due to the closure of the manufacturing facility resulting in approximately a $1.2 million reduction, the sale of our Fittings business that resulted in approximately a $2.4 million reduction, $1.1 million in additional losses on fixed assets, incremental lease expense related to sale-leasebacks of approximately $1 million, a $2.3 million increase in depreciation and amortization expense and the decline in sales revenue relating to the decrease in North American vehicle production. Offsetting these decreases was additional profitability contributed by the transferred facility from the Engine segment. Adjusted EBITDA decreased by approximately $1.2 million in 2003 compared to 2002 due to the aforementioned explanations.

	(In thousands)
Chassis Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
Sales	$143,590	$143,650
Operating profit	$4,720	$8,190
Depreciation and amortization	7,630	5,330
Adjusted EBITDA	$12,350	$13,520
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$1,080	$—

Driveline Segment.    Sales for our Driveline segment decreased 2% or approximately $16.3 million in 2003 compared to 2002. Adjusting for the positive impact of currency movements of approximately $26 million, sales for our Driveline segment decreased 5.3% or approximately $42 million. Additionally, removing the incremental effect of our Dana Greensboro, North Carolina acquisition in 2003, sales declined an additional $32 million, or 4%. This decrease is due to the 6.4% reduction in North American vehicle production and the loss of both volume and significant price reductions granted to several of our forging customers in response to a global sourcing initiatives from two of our largest customers.

	(In thousands)
Driveline Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
Sales	$790,750	$807,010
Operating profit	$12,740	$54,730
Asset impairment	4,870	—
Depreciation and amortization	53,540	45,480
Legacy stock award expense	440	380
Adjusted EBITDA	$71,590	$100,590
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$6,550	$—

Operating profit decreased by approximately $42 million primarily due to significant margin reduction within our North American forging operations. Our forging operations were subject to several global sourcing initiatives undertaken by our customers, which resulted in both lost volume and significant price reductions. In addition to the lost volume and price reductions, our Driveline segment's operating margins were negatively impacted by increased steel prices of approximately $7 million, a non-cash $4.9 million asset impairment charge, incremental fixed asset losses of $6.6 million, incremental restructuring charges of $5.3 million, and incremental depreciation and amortization charges of approximately $8.1 million. These unfavorable variations from the prior year were offset by the positive impact of currency movements of $6.1 million, a $2.5 million curtailment gain associated with a pension plan amendment for our Bedford Heights plant that was sold in February 2004 and additional income associated with the Greensboro facility acquisition of approximately $5.4 million. Adjusted EBITDA decreased by approximately $29 million in 2003 compared to 2002 due to the above reasons but excluding the non-cash asset impairment charge recorded in 2003 and the incremental depreciation and amortization discussed above.

Engine Segment.    Sales for our Engine segment increased 11.9% or approximately $60.9 million in 2003 compared to 2002. Adjusting for the transfer in 2003 of a manufacturing facility to the Chassis segment which resulted in an approximate $23 million decrease in sales in 2003 versus 2002 and a favorable change in exchange rates of approximately $17.8 million in 2003, sales for our Engine segment increased by 12.9% or $66.1 million primarily attributable to increased sales for new programs. Operating profit increased by $13.1 million due primarily to the increased sales on new programs, the positive impact of currency movements of $4.5 million and the recognition of costs savings resulting from restructuring efforts initiated in 2002. These increases were offset by incremental depreciation and amortization of approximately $5.4 million and incremental losses incurred on the disposal of fixed assets in 2003 of approximately $4.4 million. Adjusted EBITDA increased by approximately $18.4 million in 2003 compared to 2002 due to the aforementioned reasons but excluding the non-cash charges related to incremental depreciation and amortization.

	(In thousands)
Engine Segment	Year Ended December 28, 2003	Year Ended December 29, 2002
Sales	$573,860	$512,960
Operating profit	$45,800	$32,740
Depreciation and amortization	35,980	30,630
Adjusted EBITDA	$81,780	$63,370
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$5,070	$640

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $31.7 million in 2003, or an increase of approximately $14.5 million over the loss in 2002. This increase in expense is primarily attributable to approximately $5.8 million of restructuring costs associated with an employee reduction and changes in management. In addition, we incurred approximately $1.8 million in costs to establish our Asian sales offices, and recognized an increase in professional fees associated with our acquisition, divestiture and audit activity, as well as an additional investment in our Corporate center to support our shared services effort that have allowed us to remove costs from our operations. Further, we incurred approximately $2 million more in non-cash fixed asset losses and over $2 million of reductions in other income and expense (primarily related to foreign currency fluctuations).

	(In thousands)
Corporate/Centralized Resources	Year Ended December 28, 2003	Year Ended December 29, 2002
Operating profit	$(42,960)	$(33,090)
Depreciation and amortization	9,200	9,990
Legacy stock award expense	2,650	4,240
Other, net	(610)	1,610
Adjusted EBITDA	$(31,720)	$(17,250)
Memo: Fixed asset losses included in calculation of both operating profit and Adjusted EBITDA	$2,170	$110
Memo: Other, Net (income) expense included in calculation of Adjusted EBITDA	$610	$(1,610)

Liquidity and Capital Resources

Overview.    Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility. As of January 2, 2005, we have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a shutdown in our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with certain customers. At January 2, 2005, we accelerated approximately $24 million outstanding under these programs. The majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005. However, since the beginning of 2004, we continue to collect approximately $22 million per month on an accelerated basis as a result of favorable payment terms that we negotiated with one of our customers and that will run contractually through fiscal 2006. These payments are received on average 20 days after shipment of product to our customer. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we are examining other alternative programs in the marketplace, as well as enhanced terms directly from our customers. However, we may not be able to reach a favorable resolution in a timely manner, and the new arrangements may be less advantageous to the Company. If we are unable to replace these arrangements, it could adversely affect our liquidity and future covenant compliance under our senior secured credit facility.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In 2004, we used our cash primarily to service our debt obligations and to fund our capital expenditure requirements.

Liquidity.    At January 2, 2005, we had approximately $71 million and $15 million of undrawn and available commitments from our revolving credit facility and accounts receivable securitization, respectively. Approximately $63.5 million and $63.3 million were outstanding on our revolving credit facility and accounts receivable securitization facility, respectively, at January 2, 2005. Our access to these two facilities is limited by certain covenant restrictions (see "Debt, Capitalization and Available Financing Sources" section following for further discussion on our debt covenants), but at January 2, 2005, we could have drawn the entire $71 million on our revolving credit facility.

For the first calendar quarter of 2005, our maximum debt capacity (including amounts drawn under our accounts receivable securitization program) is computed by multiplying our leverage ratio covenant of 5.25 by our bank agreement defined EBITDA, or approximately $217 million. Thus, our total debt capacity at January 2, 2005 is approximately $1,140 million. Our actual debt plus the accounts receivable securitization at January 2, 2005 approximated $931 million, or approximately $209 million less than our total capacity. However, our revolving credit and accounts receivable securitization availability only amounted to $86 million as of January 2, 2005, as noted in Note 4, Accounts Receivable Securitization and Factoring Agreements, and Note 11, Long-Term Debt, to the Company's audited consolidated financial statements. We are actively pursuing enhancements to our accounts receivable facility (such as the addition of the New Castle receivables into the accounts receivable securitization program and the reduction of the customer concentration limits and/or the reserve factors applied to the facility) that would allow additional liquidity.

TriMas Common Stock.    On November 12, 2004, we sold approximately 924,000 shares of TriMas stock to Masco Corporation for $23 per share, or a total of $21.3 million. The gain recognized on the sale of this stock to Masco was $2.9 million. The Company continues to own 4.8 million shares of TriMas stock, or approximately 24% of the total outstanding shares of TriMas. Masco Corporation owns approximately 6% of the Company's outstanding shares.

Saturn Common Stock.    On December 22, 2004, we sold our 36% common equity investment in Saturn Electronics & Engineering, Inc. ("Saturn") for gross consideration totaling $15 million. Pursuant to modified agreements with former holders of the Company's common stock as of November 28, 2000, such holders received a portion of the net proceeds from this disposition of Saturn. Total consideration paid to the former stock holders was $2.4 million. The gain recognized on the disposition of Saturn was $5.1 million.

Debt, Capitalization and Available Financing Sources.    In December 2004, we obtained an amendment of our credit facility to, among other things, modify certain negative covenants. Under this amendment, the applicable interest rate spreads on our term loan obligations increased from 4.25% to 4.50% over the current London Interbank Offered Rate ("LIBOR") and our leverage covenant was modified to be less restrictive.

On December 31, 2003, the Company issued $31.7 million of 10% senior subordinated notes due 2014 to DaimlerChrysler. These notes have a carrying amount of $27.2 million as of January 2, 2005. The notes were issued as part of the financing of the New Castle acquisition.

On October 20, 2003, we issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. As these notes were not registered within 210 days from the closing date, the annual interest rate increased by 1% and will remain so until the registration statement is declared effective. The net proceeds from this offering were used to redeem the balance of the $98.5 million aggregate principal amount of the outstanding 4.5% subordinated debentures ($91 million reflected on the balance sheet at December 29, 2002) that were due in December 2003, and to repay $46.6 million of term loan debt under our credit facility. As a result of this term loan repayment, our semi-annual principle installments on the term loan facility were decreased to $0.4 million with the remaining outstanding balance due December 31, 2009. In connection with this financing, we agreed with our banks to decrease our revolver facility from $250 million to $200 million.

In July 2003, we obtained an amendment to our credit facility to, among other things, permit the $150 million offering of 10% senior subordinated notes and the use of proceeds therefrom, modify certain negative and financial covenants and permit us to complete the acquisition of DaimlerChrysler's common and preferred interest in the New Castle joint venture under certain conditions. Under this amendment, the applicable interest rate spreads on our term loan obligations increased from 2.75% to 4.25% over the current LIBOR.

The credit facility includes a term loan with $351 million outstanding and a revolving credit facility with a principal commitment of $200 million (prior to our October 2003 senior note offering, this facility was $250 million). The revolving credit facility matures on May 28, 2007 and the term loan facility matures on December 31, 2009. The obligations under the credit facility are collateralized by substantially all of our assets and of the assets of substantially all of our domestic subsidiaries and are guaranteed by substantially all of our domestic subsidiaries on a joint and several basis.

	(In thousands)
	January 2, 2005	December 28, 2003
Senior credit facilities:
Term loan	$351,080	$352,000
Revolving credit facility	63,540	—
Total senior credit facility	414,620	352,000
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value $31.7 million)	27,180	—
Other debt (includes capital lease obligations)	25,900	25,810
Total	$867,700	$777,810
Less current maturities	(12,250)	(10,880)
Long-term debt	$855,450	$766,930

At January 2, 2005, we were contingently liable for standby letters of credit totaling $65 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims and for the New Castle sale-leaseback on December 31, 2003.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to cash interest expense coverage ratio to exceed 2.10 through April 3, 2005, 2.15 through July 3, 2005, 2.20 through October 2, 2005, increasing to 2.30 through April 2, 2006; and a debt to EBITDA leverage ratio not to exceed 5.25 through July 3, 2005, decreasing to 5.00 and 4.75 for the quarters ending October 2, 2005 and January 1, 2006, respectively. We were in compliance with the preceding financial covenants throughout the year.

New Castle Acquisition.    We successfully completed our purchase of DaimlerChrysler's common and preferred interests in NC-M Chassis Systems, LLC ("New Castle") on December 31, 2003. We financed this acquisition with $118.8 million in cash, $31.7 million in aggregate principal amount of a new issue of 10% senior subordinated notes (fair value of $26.9 million as of December 31, 2003) and $64.5 million in aggregate liquidation preference Series A-1 preferred stock (fair value of $55.3 as of December 31, 2003). The cash portion of the consideration was funded in part with the net cash proceeds of approximately $65 million from the sale to and subsequent leaseback of certain equipment from General Electric Capital Corporation, and the remainder was funded through the Company's revolving credit facility.

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

Foreign Currency Risk.    The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. The Company manufactures and sells it products primarily in North America and Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company's other comprehensive income was increased by $33 million and $45 million in 2004 and 2003, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the Euro.

As of January 2, 2005 and December 28, 2003, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $27.8 million and $2.5 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.8 million and $0.3 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Off-Balance Sheet Arrangements.

Our Receivables Facility.    We have entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary, MTSPC, wholly owned by us. MTSPC has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $150 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC holds a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables on behalf of MTSPC and the conduit. The facility is an important source of liquidity to the Company. The receivables facility resulted in net expense of $2.9 million in 2004.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At January 2, 2005, we had used $63.3 million with $15 million available but not utilized at January 2, 2005 . The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires in November 2005. Refer to Note 29, Subsequent Events, to the Company's audited consolidated financial statements.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of January 2, 2005, we had available approximately $63.5 million from these commitments, and approximately $53.1 million of receivables were sold under these programs. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations.

Certain Other Commitments.    We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

Sale-Leaseback Arrangements.    We have engaged in a number of sale-leaseback transactions, including five transactions during 2004. In December 2004, we entered into two sale-leaseback transactions for machinery and equipment with third party lessors. We received $11.8 million and $7.2 million cash as part of these two transactions. On June 17, 2004, we entered into a sale-leaseback transaction for machinery and equipment whereby we received $7.5 million cash as part of this transaction. Each of these three sale-leasebacks is accounted for as an operating lease with combined annual lease expense of approximately $5 million. On December 31, 2003, we entered into a sale-leaseback with proceeds of approximately $4.5 million. This lease was accounted for as a capital lease and the present value of lease payments is therefore reflected in our debt balance. We also entered into a $65 million sale-leaseback on December 31, 2003, as part of our financing related to the purchase of New Castle. This lease for New Castle equipment is accounted for as an operating lease and the annual lease expense is approximately $10 million.

In March 2003, we entered into a sale-leaseback transaction with respect to certain manufacturing equipment for proceeds of approximately $8.5 million, and in October 2003, we entered into a sale-leaseback transaction for machinery and equipment for additional proceeds of $8.5 million. In July 2003, we entered into an approximate $10 million operating lease associated with the acquisition of our Greensboro, North Carolina facility. The proceeds from this lease were used to finance a portion of the acquisition of this facility from Dana Corporation. All of these leases are accounted for as operating leases. The sale-leasebacks initiated in 2003 contribute an additional $3.8 million in annualized lease expense.

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

We continue to look to sale-leaseback and other leasing opportunities as a source of cash to finance capital expenditures and for debt reduction and other uses.

Redeemable Preferred Stock.    We also have outstanding $159.3 million in aggregate liquidation value ($108.9 million aggregate fair value as of January 2, 2005) of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13%, 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid in 2003 or 2004. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

TriMas Receivables.    We have recorded approximately $7.1 million as of January 2, 2005, consisting of receivables related to certain amounts from TriMas, $4.3 million of which is recorded in equity investments and receivables in affiliates in the Company's consolidated balance sheet as of January 2, 2005. These amounts include TriMas' obligations resulting from tax net operating losses created prior to the disposition of TriMas of approximately $2.2 million, pension obligations of approximately $4.4 million and various invoices paid on TriMas' behalf of approximately $0.5 million.

Credit Rating.    Metaldyne is rated by Standard & Poor's and Moody's Ratings. As of March 15, 2005, we have long-term ratings of BB- on our senior credit facility, B on our 10% senior notes due 2013 and

B on our 11% senior subordinated notes due 2012. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase and our ability to access certain financial markets may become limited.

Capital Expenditures.    Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures by product segment for the periods presented were:

	(In thousands)
	2004	2003	2002
Capital Expenditures:
Automotive Group
Chassis	$36,690	$24,120	$14,500
Driveline	46,710	45,110	36,470
Engine	68,090	47,410	49,310
Corporate	950	14,080	6,210
Automotive Group	152,440	130,720	106,490
TriMas Group	—	—	9,960
Total	$152,440	$130,720	$116,450

We anticipate that our capital expenditure requirements for fiscal 2005 will be approximately $120 million.

CONTRACTUAL CASH OBLIGATIONS

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of January 2, 2005.

	(In millions)
	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$537	$28	$116	$393	$—
11% Senior subordinated notes due 2012	457	28	55	55	319
10% Senior notes due 2013	285	15	30	30	210
10% Senior subordinated notes due 2014	61	3	6	6	46
Other debt	17	8	1	8	—
Capital lease obligations	11	5	3	2	1
Operating lease obligations	352	52	98	73	129
Purchase obligations (1)	61	50	11	—	—
Redeemable preferred stock, including accrued dividends	453	19	49	65	320
Pension contributions (data available through 2006)	46	24	22	—	—
Contractual severance	5	4	1	—	—
Total contractual obligations (1)	$2,285	$236	$392	$632	$1,025

(1)	Total purchase obligations and contractual obligations exclude accounts payable and accrued liabilities.

Total contractual obligations at January 2, 2005 include interest expense and preferred stock dividend obligations based on the terms of each agreement or the rate as of January 2, 2005 for variable instruments.

At January 2, 2005, we were contingently liable for standby letters of credit totaling $65 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We provide extensive warranties to our customers. As a result of these warranties, we may be responsible for costs associated with a product recall caused by a defect in a part that we manufacture. We continuously monitor potential warranty implications of new and current business.

Pension Plans and Post Employment Benefits

We sponsor defined benefit pension plans covering certain active and retired employees in the United States, Canada and Europe. On December 28, 2003, the projected benefit obligation (calculated using a 6.11% discount rate) exceeded the market value of plan assets by $126.4 million. During 2004, we made contributions, including employee contributions and benefit payments made directly by Metaldyne, of $19.1 million to the defined benefit plans. The underfunded status at January 2, 2005 is $121.2 million (assuming a 5.99% discount rate). Under SFAS No. 87, "Employers' Accounting for Pensions," Metaldyne is required annually on September 30 to re-measure the present value of projected pension obligations as compared to plan assets at market value. Although this mark-to-market adjustment is required, we maintain a long-term outlook for developing a pension-funding plan. In addition, we are in a period of very low interest rates, which results in a higher liability estimate.

Underfunded Status (PBO Basis)
(In thousands)
December 28, 2003	$(126,400)
Pension contributions	19,120
2004 asset returns	13,640
Impact of U.S. discount rate decrease by 12.5 basis points	(4,280)
Interest and service cost	(20,580)
Curtailments	1,470
Other	(4,210)
January 2, 2005	$(121,240)

The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized rating agencies. The discount rate determined on that basis decreased from 6.11% for 2003 to 5.99% for 2004. This 12 basis point decline in the discount rate had the effect of increasing the underfunded status of our U.S. pension plans by approximately $4.3 million.

For 2004, we have assumed a long-term asset rate of return on pension assets of 8.96%. We will utilize a 9% long-term asset rate of return assumption in 2005. In developing the 9% expected long-term rate of return assumption, we evaluated input from our third party pension plan asset managers, including a review of asset class return expectations and long-term inflation assumptions. At January 2, 2005, our actual asset allocation was consistent with our asset allocation assumption.

Our pension expense was $4.2 million and $2.1 million for 2004 and 2003, respectively. For 2005, we expect pension expense to be $6.4 million. As required by accounting rules, our pension expense for 2005 is determined at the end of September 2004. However, for purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in assumptions:

	(In millions)
Change In Assumptions	Impact On Pension Expense	Impact On PBO
25 bp decrease in discount rate	$0.6	$10.3
25 bp increase in discount rate	(0.6)	(10.2)
25 bp decrease in long-term return on assets	(0.5)	N/A
25 bp increase in long-term return on assets	(0.5)	N/A

We expect to make contributions of approximately $24.0 million to the defined benefit pension plans for 2005.

On January 1, 2003, we replaced our existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits will no longer accrue after 2002 for these employees. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age. Our 2005 defined contribution (profit-sharing and 401(k) matching contribution) expense will be approximately $10.6 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and our eligible retirees generally pay a premium for this benefit that is less than the Part D premium. Therefore, we have concluded that these benefits are at least actuarially equivalent to the Part D program so that we will be eligible for the basic Medicare Part D subsidy.

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003") was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP is effective for the first interim or annual period beginning after June 15, 2004. We estimate the federal subsidy reduced our postretirement benefit obligation by approximately $7.0 million; this savings is reflected in the balance at January 2, 2005. For 2004, we recognized a net reduction in postretirement expense of $0.9 million as a result of the subsidy.

In December 2004, we announced that we will discontinue retiree medical and life insurance coverage to our salaried and nonunion retirees and their beneficiaries effective January 1, 2006. This event has no impact on our 2004 annual results since the announcement occurred subsequent to the September 30, 2004 measurement date for postretirement benefits. We will record an estimated curtailment gain of $2.5 million in the first quarter of 2005. The Company expects to reduce its 2005 SFAS No. 106 expense by $16.8 million and $1.4 million as a result of the curtailment and of FSP FAS 106-2, respectively.

Cash Flows

Operating activities — Cash flows provided by operations before changes in working capital were $84.5 million for the year ended January 2, 2005 compared to $60 million in 2003 and $158.6 million in 2002. This increase of $24.5 million was primarily due to the increased profitability resulting from the acquisition of New Castle and increased sales volumes in our Engine segment. Net cash provided by operating activities totaled $79.4 million for the year ended January 2, 2005, compared to $99.2 million provided in 2003 and $65.1 million used in 2002. Adjusting 2004 results by the $63 million increased use of the accounts receivable securitization facility, the 2004 operating cash flow would have approximated a $16.1 million inflow, or an approximate $83.1 million decrease versus a $17 million inflow from 2003 excluding refundable income taxes. The primary driver of this decline is an approximate $69 million increase in investment in working capital (excluding the accounts receivable securitization facility). This increase in working capital is explained by the 33% increase in sales in 2004 (driven largely by the New Castle acquisition as accounts receivable was not acquired) and higher inventory levels (largely driven by the increase in raw material pricing combined with higher safety stock to compensate for the decrease in supply). In addition, a $20 million reduction in cash versus 2003 resulted from the receipt of tax refunds in 2004.

Investing activities — Cash flows used in investing activities totaled $230.2 million for the year ended January 2, 2005, compared to a use of cash of $98.8 million in 2003 and a source of cash of $775.7 million in 2002. We acquired the remaining ownership of the New Castle facility in 2004 for approximately $204 million including fees and expenses (net of approximately $14 million in discounts on the $31.7 million subordinated debt and the $64.5 million preferred stock issued to fund the transaction). Capital expenditures totaled $152.4 million in 2004 and were higher than 2003 by approximately $21.7 million primarily related to increased new business launch activity. Offsetting the cost of the New Castle acquisition were proceeds from a sale leaseback transaction of approximately $65 million on the acquired New Castle equipment. Proceeds from sale-leaseback transactions with respect to other equipment represented an additional source of cash of approximately $26.5 million in 2004 as compared to $17 million in 2003. In addition, we received proceeds from the sale of our equity investments and joint venture of $33.8 million and $1.3 million in 2004.

Financing activities — Cash flows used in financing activities totaled $137 million for the year ended January 2, 2005, compared to a use of cash of $5.7 million in 2003 and $691.5 million in 2002. In 2004, we issued $82.2 million fair value in new debt and preferred stock to acquire New Castle and ended the year with approximately $63.5 million outstanding on our revolving credit and swingline facilities versus zero outstanding at December 28, 2003. In 2003, we secured proceeds of $150 million in a public debt offering, which was offset by repayment of $98.5 million of subordinated convertible debentures that became due in December 2003 and repayment of $47.6 million of term loan debt.

Outlook

Automotive vehicle production in 2005 is expected to be slightly above 2004 production levels in both North America and the global market. However, 2005 automotive vehicle production for the "Big 3" is expected to be approximately 3% below 2004 production levels. There are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future. However, our sources of liquidity may be inadequate if we are unable to obtain operating targets, which would cause us to seek covenant relief from existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt, and we may be unable to secure equity or other financing.

Consistent with operating in the global vehicle industry, we anticipate significant competitive pressures and thus expect to face significant price reduction pressures from our customer base. In 2003 and 2004, though, we invested significantly in automation and underwent significant restructuring activities to help accommodate these pricing pressures. In addition, we are facing significant increases in the cost to procure certain materials utilized in our manufacturing processes such as steel, energy, molybdenum and nickel. In general, steel prices have recently risen by as much as 60-100% and have thus created significant tension between steel producers, suppliers and end customers. Based on current prices, our material costs could increase approximately $60 million in 2005 over 2004 levels. However, we anticipate several initiatives such as steel scrap sales, steel resourcing efforts, price recovery from several of our customers and reducing or eliminating 2005 scheduled price downs to our customers will offset a significant part of this expected cost increase. Additionally, we are actively working with our customers to 1) obtain additional business to help offset these prices through better utilization of our capacity, 2) negotiate a surcharge to reflect the increased material costs, and/or 3) resource certain of our products made unprofitable by these increases in material costs. We will actively work to mitigate the effect of these steel increases throughout 2005.

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

During 2002, 2003 and 2004, we determined that our goodwill was not impaired as fair values continue to exceed their carrying value. Fair value of our goodwill is determined based upon the discounted cash flows of the reporting units using a 9.5% discount. If the discount rate were to increase to 12%, or if anticipated operating profit were to decrease by approximately 1.6% of sales, we would be required to perform further analysis of goodwill impairment in our Driveline segment.

Receivables and Revenue Recognition.    The Company recognizes revenue when there is evidence of a sale, the delivery has occurred or services have been rendered, the sales price is fixed or determinable and the collectibility of receivables is reasonably assured. Consequently, sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. Such pricing accruals are adjusted as they are settled with the Company's customers. Material surcharge pass through arrangements with customers are recognized as revenue when an agreement is reached, delivery of the goods or services has occurred and the amount of the pass through is determinable.

Valuation of Long-Lived Assets.    Metaldyne periodically evaluates the carrying value of long-lived assets to be held and used including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds that fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets that are held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

Pension and Postretirement Benefits Other Than Pensions.    The determination of our obligation and expense for our pension and postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. These assumptions are described in Note 24, Employee Benefit Plans, to the Company's audited consolidated financial statements, which include, among others, discount rate, expected long-term rate of return on plan assets and rate of increase in compensation and health care costs. While we believe that our assumptions are appropriate, significant differences in our actual experience or assumptions may materially affect the amount of our pension and postretirement benefits other than pension obligation and our future expense. Our actual return on pension plan assets was 8.2%, 6.5% and (5.75)% for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively. In comparison, our expected long-term return on pension plan assets was 8.96%, 8.96% and 8.97% for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively. The expected return on plan assets was established by analyzing the long-term returns for similar assets and, as such, no revisions have been made to adjust to actual performance of the plan assets.

New Accounting Pronouncements.

In October 2004, the U.S. government enacted the American Jobs Creation Act of 2004 ("Act"). This Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met. We are currently analyzing the provisions of the Act and the feasibility of several alternative scenarios for the potential repatriation of a portion of the earnings of our non-U.S. subsidiaries. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations and therefore we do not currently anticipate repatriation of earnings under the Act.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 151 for the fiscal year beginning January 2, 2006. We are currently in the process of evaluating whether the adoption of this pronouncement will have a significant impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for us at the beginning of its fiscal year 2006. We will then be required to record any compensation expense using the fair value method in connection with option grants to employees after adoption. We are currently reviewing the provisions of this Statement and will adopt it effective at the beginning of our fiscal year 2006.

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

Item 8.    Financial Statements and Supplementary Data.

Report Of Independent Registered Public Accounting Firm

The Board of Directors
Metaldyne Corporation:

We have audited the accompanying consolidated balance sheets of Metaldyne Corporation as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, shareholders' equity and other comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metaldyne Corporation as of January 2, 2005 and December 28, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3, in March 2004, the Company changed its method of accounting for its redeemable preferred stock to conform with Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity.

Detroit, Michigan
March 31, 2005

/s/ KPMG LLP

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Metaldyne Corporation:

In our opinion, the accompanying consolidated statements of operations, of shareholders' equity and of cash flows of Metaldyne Corporation and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 29, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 11, 2003, except as to the effect of the matters described in Note 2 to the consolidated financial statements as filed in the Company's Form 10-K for the year ended December 28, 2003 not appearing herein, and Note 15 appearing herein, which are as of November 10, 2004

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
January 2, 2005 and December 28, 2003

(Dollars in thousands except per share amounts)

	January 2, 2005	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,820
Receivables, net:
Trade, net of allowance for doubtful accounts	165,850	139,330
TriMas	2,830	8,390
Other	12,930	26,440
Total receivables, net	181,610	174,160
Inventories	127,020	83,680
Deferred and refundable income taxes	18,470	9,110
Prepaid expenses and other assets	36,650	36,280
Total current assets	363,750	317,050
Equity investments and receivables in affiliates	107,040	155,790
Property and equipment, net	856,250	707,450
Excess of cost over net assets of acquired companies	626,240	584,390
Intangible and other assets	241,470	247,180
Total assets	$2,194,750	$2,011,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$286,590	$201,240
Accrued liabilities	117,050	136,840
Current maturities, long-term debt	12,250	10,880
Total current liabilities	415,890	348,960
Long-term debt	855,450	766,930
Deferred income taxes	88,910	121,520
Minority interest	650	800
Other long-term liabilities	142,700	153,760
Redeemable preferred stock (aggregate liquidation value $159.3 million) Authorized: 1,198,693 shares; Outstanding: 1,189,694 shares	149,190	—
Total liabilities	1,652,790	1,391,970
Redeemable preferred stock, (aggregate liquidation value $76.0 million) Authorized: 554,153 shares; Outstanding: 545,154 shares	—	73,980
Shareholders' equity:
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million and 42.7 million, respectively	42,830	42,730
Paid-in capital	698,870	692,400
Accumulated deficit	(262,740)	(234,750)
Accumulated other comprehensive income	63,000	45,530
Total shareholders' equity	541,960	545,910
Total liabilities, redeemable stock and shareholders' equity	$2,194,750	$2,011,860

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JANUARY 2, 2005, DECEMBER 28, 2003 AND
DECEMBER 29, 2002

(Dollars in thousands except per share data)

	January 2, 2005	December 28, 2003	December 29, 2002
Net sales	$2,004,260	$1,508,200	$1,792,200
Cost of sales	(1,831,250)	(1,352,670)	(1,498,560)
Gross profit	173,010	155,530	293,640
Selling, general and administrative expenses (Includes non-cash stock award expense of $0.6 million and $3.1 million in 2004 and 2003, respectively)	(133,250)	(117,230)	(181,460)
Restructuring charges	(2,750)	(13,130)	(3,470)
Loss on disposition of manufacturing facilities	(7,600)	—	—
Asset impairment	—	(4,870)	—
Operating profit	29,410	20,300	108,710
Other expense, net:
Interest:
Interest expense	(82,140)	(75,510)	(91,000)
Preferred stock dividends and accretion	(19,900)	—	—
Non-cash gain on maturity of interest rate arrangement	6,570	—	—
Loss on repurchase of debentures and early retirement of term loans	—	—	(68,860)
Loss on interest rate arrangements upon early retirement of term loans	—	—	(7,550)
Equity gain (loss) from affiliates, net	1,450	(20,700)	(1,410)
Gain on sale of equity investments, net	8,020	—	—
Other, net	(8,270)	(8,080)	(8,980)
Other expense, net	(94,270)	(104,290)	(177,800)
Loss before income taxes and cumulative effect of change in accounting principle	(64,860)	(83,990)	(69,090)
Income tax benefit	(36,870)	(8,660)	(40,960)
Loss before cumulative effect of change in accounting principle	(27,990)	(75,330)	(28,130)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	(36,630)
Net loss	(27,990)	(75,330)	(64,760)
Preferred stock dividends	—	9,260	9,120

Net loss attributable to common stock	$(27,990)	$(84,590)	$(73,880)
Basic and diluted loss per share:
Before cumulative effect of change in accounting principle less preferred stock dividends	$(0.65)	$(1.98)	$(0.87)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	(0.86)
Net loss attributable to common stock	$(0.65)	$(1.98)	$(1.73)

Weighted average number of shares outstanding for basic and diluted loss per share	42,800	42,730	42,650

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 2, 2005, DECEMBER 28, 2003
AND DECEMBER 29, 2002
(Dollars in thousands)

	January 2, 2005	December 28, 2003	December 29, 2002

Operating activities:
Net loss	$(27,990)	$(75,330)	$(64,760)
Adjustments to reconcile net cash provided by (used for) operating activities:
Depreciation and amortization	132,100	106,350	107,430
Non-cash stock award expense	560	3,090	4,880
Debt fee amortization	3,880	2,480	4,770
Fixed asset (gains) losses	3,180	14,870	750
Asset impairment	—	4,870	—
Loss on disposition of manufacturing facilities	7,600	—	—
Deferred income taxes	(37,730)	(24,250)	(21,040)
Preferred stock dividends and accretion	19,900	—	—
Gain on sale of equity investments	(8,020)	—	—
Non-cash interest expense (interest accretion)	260	7,390	13,230
Non-cash loss on interest rate arrangements	—	—	7,550
Non-cash gain on maturity of interest rate arrangements	(6,570)	—	—
Equity (gain) loss from affiliates, net	(1,450)	20,700	1,410
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	36,630
Loss on repurchase of debentures and early retirement of term loans	—	—	68,860
Other, net	(950)	280	(1,110)
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	(64,170)	10,790	(8,600)
Net proceeds of accounts receivable facility	63,260	—	(167,360)
Inventories	(30,440)	(5,710)	(4,870)
Refundable income taxes	—	21,750	(34,150)
Prepaid expenses and other assets	(40)	2,940	(15,120)
Accounts payable and accrued liabilities	26,000	9,020	6,390
Net cash provided by (used for) operating activities	79,380	99,240	(65,110)
Investing activities:
Capital expenditures	(152,440)	(130,720)	(116,450)
Disposition of businesses to a related party	—	22,570	840,000
Acquisition of business, net of cash received	(203,870)	(7,650)	—
Proceeds from sale/leaseback of fixed assets	91,520	16,970	52,180
Disposition of manufacturing facilities	(500)	—	—
Proceeds from sale of equity investments	33,830	20,000	—
Investment in joint venture	—	(20,000)	—
Proceeds on sale of joint venture	1,260	—	—
Net cash provided by (used for) investing activities	(230,200)	(98,830)	775,730
Financing activities:
Proceeds of term loan facilities	—	—	400,000
Principal payments of term loan facilities	(1,320)	(47,600)	(1,112,450)
Proceeds of revolving credit facility	279,450	180,000	324,800
Principal payments of revolving credit facility	(215,910)	(180,000)	(324,800)
Proceeds of senior subordinated notes, due 2012	—	—	250,000
Proceeds of senior notes, due 2013	—	150,000	—
Proceeds of senior subordinated notes, due 2014 (face value $31.7 million)	26,920	—	—
Principal payments of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of repurchase).	—	(98,530)	(205,290)
Proceeds of other debt	3,740	1,940	920
Principal payments of other debt	(9,840)	(9,180)	(6,090)
Capitalization of debt refinancing fees	(1,380)	(2,350)	(12,100)
Issuance of Series A-1 preferred stock (face value $65.4 million)	55,340	—	—
Penalties on early extinguishment of debt	—	—	(6,480)
Net cash provided by (used for) financing activities	137,000	(5,720)	(691,490)
Net increase (decrease) in cash	(13,820)	(5,310)	19,130
Cash and cash equivalents, beginning of year	13,820	19,130	—
Cash and cash equivalents, end of year	$—	$13,820	$19,130
Supplementary cash flow information:
Cash refunded for income taxes, net	$(8,340)	$(27,060)	$(2,900)
Cash paid for interest	$78,670	$63,590	$91,840
Noncash transactions – capital leases	$6,700	$5,140	$6,330

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JANUARY 2, 2005, DECEMBER 28, 2003
AND DECEMBER 29, 2002
(In thousands)

					Other Comprehensive Income
	Preferred Stock	Common Stock	Paid-In Capital	Accumulated Deficit	Foreign Currency Translation and Other	Minimum Pension Liability	Interest Rate Arrangements	Total Shareholders Equity
Balances, December 31, 2001	$—	$42,570	$679,670	$(76,270)	$890	$(7,310)	$(5,870)	$633,680
Comprehensive income:
Net loss				(64,770)				(64,770)
Foreign currency translation					39,170			39,170
Interest rate arrangements (net of tax, $(380)							5,100	5,100
Minimum pension liability (net of tax, $17,960)						(30,570)		(30,570)
Increase in TriMas investment					2,500			2,500
Impact of TriMas disposition					(1,910)			(1,910)
Total comprehensive loss								(50,480)
Preferred stock dividends				(9,120)				(9,120)
Exercise of restricted stock awards			4,270					4,270
Issuance of shares		80	930					1,010
Balances, December 29, 2002	$—	$42,650	$684,870	$(150,160)	$40,650	$(37,880)	$(770)	$579,360
Comprehensive income:
Net loss				(75,330)				(75,330)
Foreign currency translation					45,010			45,010
Interest rate arrangements (net of tax $1,080)							7,340	7,340
Minimum pension liability (net of tax, $(9,450)						(16,080)		(16,080)
Increase in TriMas investment					7,260			7,260
Total comprehensive loss								(31,800)
Preferred stock dividends				(9,260)				(9,260)
Disposition of business to a related party			6,270					6,270
Exercise of restricted stock awards		80	1,260					1,340
Balances, December 28, 2003	$—	$42,730	$692,400	$(234,750)	$92,920	$(53,960)	$6,570	$545,910
Comprehensive income:
Net loss				(27,990)				(27,990)
Foreign currency translation					33,320			33,320
Interest rate arrangements							(6,570)	(6,570)
Minimum pension liability (net of tax, $(3,870))						(6,610)		(6,610)
Dissolution of foreign entity upon transfer of operations to other consolidated subsidiaries			5,330		(5,330)			—
Increase in TriMas investment					2,660			2,660
Total comprehensive loss								(5,190)
Restricted stock awards		100	1,140					1,240
Balances, January 2, 2005	$—	$42,830	$698,870	$(262,740)	$123,570	$(60,570)	$—	$541,960

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

The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal year 2004 is comprised of fifty-three weeks and fiscal years 2003 and 2002 are comprised of fifty-two weeks and ended on January 2, 2005, December 28, 2003 and December 29, 2002, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

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

Revenue Recognition.    The Company recognizes revenue when there is evidence of a sale, the delivery has occurred or services have been rendered, the sales price is fixed or determinable and the collectibility of receivables is reasonably assured. Consequently, sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. The Company has ongoing adjustments to its pricing arrangements with its customers based on the related content and cost of its products. The Company accrues for such amounts as its products are shipped to its customers. Such pricing accruals are adjusted as they are settled with the Company's customers. Material surcharge pass through arrangements with customers are recognized as revenue when an agreement is reached, delivery of the goods or services has occurred and the amount of the pass through is determinable.

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

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $2.7 million and $3.1 million at January 2, 2005 and December 28, 2003, respectively. The Company

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

conducts a significant amount of business with a number of individual customers in the automotive industry. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the existing accounts receivable. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risk exists. In accordance with the Company's accounts receivable securitization (see Note 4, Accounts Receivable Securitization and Factoring Agreements), trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MTSPC, Inc., a wholly owned subsidiary of the Company.

Inventories.    Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. The Company secures one-year or longer-term supply contracts for most of its major raw material purchases to protect against inflation and to reduce its raw material cost structure. Therefore, any material savings or price increases (primarily material surcharges) are reflected in the Company's inventory cost.

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

Deferred losses on sale-leasebacks are amortized over the life of the respective lease, which range from 3.5 years to 20 years. These losses were recorded as part of the sale-leaseback transactions and represent the difference between the carrying value of the assets sold and the proceeds paid at closing by the leasing companies. Fair value was equal to or in excess of the carrying value of these assets based on asset appraisal information provided by third party valuation firms. These deferred amounts are being amortized, instead of being currently recognized, on a straight-line basis over the lives of the respective leases as required under SFAS No. 28, "Accounting for Sales with Leasebacks" (an amendment of SFAS No. 13). Future amortization amounts relate to the remaining portion of the 2000 and 2001 sale-leaseback deferred losses. For sale-leaseback transactions entered into during 2002 and forward, the Company negotiated more favorable terms for these transactions, resulting in proceeds that were at fair value.

Customer contracts are amortized over a period from 6 years to 14 years depending upon the nature of the underlying contract. Trademarks/trade names are amortized over a 40-year period, while technology and other intangibles are amortized over a period between 3 years and 25 years. At January 2, 2005 and December 28, 2003, accumulated amortization of intangible assets was approximately $88 million and $66 million, respectively. Total amortization expense, including amortization of stock awards and deferred losses related to sale-leaseback transactions, was approximately $34 million in 2004 and 2003 and $44 million in 2002.

Goodwill.    In 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which was effective for the Company on January 1, 2002. Under SFAS No. 142, the Company ceased the amortization of goodwill. Beginning in 2002, it tested goodwill for impairment on an annual basis, unless conditions exist which would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. The Company may be required to record impairment charges for goodwill if these estimates or related projections change in the future.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

During 2002, 2003 and 2004, the Company determined that its goodwill was not impaired as fair values continued to exceed their carrying value. Fair value of our goodwill is determined based upon the discounted cash flows of the reporting units using a 9.5% discount. Assuming an increase in the discount rate to 11%, fair value would continue to exceed the respective carrying value of each automotive segment. At a 12% discount rate, however, the Company would have a goodwill impairment.

Stock-Based Compensation.    The Company has a stock-based employee compensation plan and has issued equity-based incentives in various forms. The Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See also Note 21, Stock Options and Awards, to the Company's audited consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	(In thousands, except per share amounts)
	January 2, 2005	December 28, 2003	December 29, 2002
Net loss attributable to common stock, as reported	$(27,990)	$(84,590)	$(73,880)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(420)	(1,740)	(1,950)
Pro forma net loss attributable to common stock	$(28,410)	$(86,330)	$(75,830)
Earnings (loss) per share:
Basic and diluted — as reported	$(0.66)	$(1.98)	$(1.73)
Basic and diluted — pro forma for stock-based compensation	$(0.66)	$(2.02)	$(1.78)

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

Comprehensive Income (Loss).    Comprehensive income (loss) is defined as net income and other changes in shareholders' equity from transactions and other events from sources other than shareholders. The components of comprehensive income include foreign currency translation, minimum pension liability and interest rate arrangements. Total accumulated other comprehensive income was $63.0 million, $45.5 million and $2.0 million as of January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Total annual tax effects included in comprehensive income (loss) were $3.9 million, $8.4 million and $18.3 million as of January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

Income Taxes.    Income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Self-Insurance Reserves.    The Company self-insures both a medical coverage program and a workers' compensation program for its employees. The determination of accruals and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating incurred, but not yet reported amounts. Significant changes in actual experience under either program or significant changes in assumptions may affect self-insured medical or workers' compensation reserves and future experience. See also Note 24, Employee Benefit Plans.

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

Valuation of Long-Lived Assets.    The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds that fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See also Note 17, Asset Impairments and Restructuring Related Integration Actions.

Shipping and Handling Fees and Costs.    Prior to 2003, a portion of shipping and handling fees were included in the selling, general and administrative expenses category in the consolidated statement of operations. Shipping and handling expense included in selling, general and administrative accounts was $17.6 million in 2002.

Reclassifications.    Certain prior year amounts have been reclassified to reflect current year classification.

3.    New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 15, 2003. Due to the Company being a nonpublic entity as defined in SFAS No. 150, the Company adopted this Statement effective for the quarter ended March 28, 2004. As a result of its adoption of SFAS No. 150, the Company's redeemable preferred stock is classified as a long-term liability on its consolidated balance sheet effective as of the quarter ended March 28, 2004, and preferred stock dividends associated with this redeemable preferred stock are classified as other expense, net on its consolidated statement of operations beginning with the quarter ended March 28, 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and its eligible retirees generally pay a premium for this benefit that is less than the Part D premium. Therefore, the Company has concluded that these benefits are at least actuarially equivalent to the Part D program so that Metaldyne will be eligible for the basic Medicare Part D subsidy.

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" ("FSP")) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company estimates the federal subsidy included in the law resulted in an approximate $7.0 million reduction in its postretirement benefit obligation. For 2004, the Company recognized a net reduction in postretirement expense of $0.9 million as a result of the anticipated subsidiary.

In October 2004, the U.S. government enacted the American Jobs Creation Act of 2004 ("Act"). This Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met. The Company is analyzing the provisions of the Act and the feasibility of several alternative scenarios for the potential repatriation of a portion of the earnings of its non-U.S. subsidiaries. In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations and therefore does not currently anticipate repatriation of earnings under the Act.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 for the fiscal year beginning January 2, 2006. The Company is currently in the process of evaluating whether the adoption of this pronouncement will have a significant impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for the Company at the beginning of its fiscal year 2006. The Company will then be required to record any compensation expense using the fair value method in connection with option grants to after adoption. Management is currently reviewing the provisions of this Statement and will adopt it effective at the beginning of the Company's fiscal year 2006.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

4.    Accounts Receivable Securitization and Factoring Agreements

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $150 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $2.9 million, $2.6 million and $2.8 million in 2004, 2003 and 2002, respectively, and is included in other expense, net in the Company's consolidated statement of operations. At January 2, 2005 and December 28, 2003, the Company's funding under the facility was $63.3 million and zero, respectively, with $15 million available but not utilized at January 2, 2005 and $73.3 million available but not utilized at December 28, 2003. The discount rate at January 2, 2005 was 3.35% compared with 2.14% at December 28, 2003. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in November 2005. See Note 29, Subsequent Events.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of January 2, 2005 and December 28, 2003, the Company had available $63.5 million and $54.8 million from these commitments, and approximately $53.1 million and $45.5 million of receivables were sold under these programs, respectively. The Company pays a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements is recorded in other expense, net on the Company's consolidated statement of operations.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with certain customers. At January 2, 2005, the Company received approximately $24 million under the accelerated collection programs. The majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005. However, since the beginning of 2004, the Company continues to collect approximately $22 million per month on an accelerated basis as a result of favorable payment terms that it negotiated with one of its customers, and that will run contractually through fiscal 2006. These payments are received on average 20 days after shipment of product to its customer. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of the Company's accounts receivable securitization facility, the Company is examining other alternative programs in the marketplace, as well as enhanced terms directly from its customers.

5.    Inventories

	(In thousands)
	January 2, 2005	December 28, 2003
Finished goods	$42,310	$25,710
Work in process	36,440	29,480
Raw material	48,270	28,490
	$127,020	$83,680

6.    Equity Investments and Receivables in Affiliates

On December 22, 2004, the Company sold its 36% common equity investment in Saturn Electronics & Engineering, Inc. ("Saturn"), a privately held manufacturer of electromechanical and electronic automotive components, for gross consideration totaling $15 million. Holders of Metaldyne options with the exercise price below the November 2000 merger consideration and former holders of Metaldyne restricted stock were entitled to additional cash amounts from the proceeds of the disposition of Saturn

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

stock in accordance with the recapitalization agreement. Pursuant to modified agreements with former holders of the Company's common stock as of November 28, 2000, such holders received a portion of the net proceeds from this disposition of Saturn. Total consideration paid to the former stock holders was $2.4 million. The initial agreements with the former stock holders that were modified upon the disposition of Saturn are now terminated with no additional obligations required by the Company. The gain recognized on the disposition of Saturn was $5.1 million and is included in gain on sale of equity investments, net on the Company's consolidated statement of operations as of January 2, 2005.

On June 6, 2002, the Company sold 13.25 million shares of TriMas common stock to Heartland Industrial Partners ("Heartland") and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. The Company retained approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase shares of TriMas common stock at a nominal exercise price. As Heartland is the Company's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. Consequently, as a result of this transaction, the Company (1) received $840 million in the form of cash, debt reduction and reduced receivables facility balances and (2) received or retained common stock and a warrant in TriMas representing the Company's 34% retained interest. TriMas is included in the Company's financial results through the date of this transaction. Effective June 6, 2002, the Company accounts for its retained interest in TriMas under the equity method of accounting. In April 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company for $20 per share, the same price that it was valued on June 6, 2002, the date of the Company's sale of TriMas.

On November 12, 2004, the Company sold approximately 924,000 shares of TriMas stock to Masco Corporation for $23 per share, or a total of $21.3 million. A gain on the sale of shares totaling $2.9 million was recognized and is included in gain on sale of equity investments, net on the Company's consolidated statement of operations as of January 2, 2005. As a result of this sale of shares to Masco in 2004, the repurchase of shares by TriMas in 2003 and acquisitions performed by TriMas in 2003, the Company's ownership in TriMas decreased to approximately 24%, or approximately 4.8 million shares, as of January 2, 2005. The carrying amount of the Company's investment in TriMas was approximately $102.8 million and $120 million as of January 2, 2005 and December 28, 2003, respectively. Masco Corporation owns approximately 6% of Metaldyne's outstanding shares. See also Note 28, Related Party Transactions.

In June 2004, the Company sold its interest in a Korean joint venture. A gain of $1.2 million was recognized in conjunction with this sale and is included with other, net in the Company's consolidated statement of operations as of January 2, 2005.

On December 8, 2002, the Company announced a Joint Venture Formation Agreement ("Agreement") with DaimlerChrysler Corporation ("DaimlerChrysler") to operate DaimlerChrysler's New Castle (Indiana) machining and forge facility. On January 2, 2003, the Company closed on this joint venture, known as NC-M Chassis Systems, LLC. In connection with the closing, DaimlerChrysler contributed substantially all of the assets of business conducted at this facility in exchange for 100% of the common and preferred interests in the joint venture. In addition, the joint venture assumed certain liabilities of the business from DaimlerChrysler. Immediately following the contribution, the Company purchased 40% of the common interests in the joint venture from DaimlerChrysler for $20 million in cash. This investment was accounted for under the equity method of accounting in 2003, due to the Company's investment representing greater than 20% but less than 50% of the interest in the joint venture. However, with respect to the Agreement, the Company did not recognize losses in the joint venture because DaimlerChrysler provided funding for the joint venture's operations and capital expenditures.

On December 31, 2003, the Company completed a transaction with DaimlerChrysler that transferred full ownership of the New Castle Machining and Forge manufacturing operations to Metaldyne. See also Note 16, Acquisitions.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

The carrying amount of investments in affiliates at January 2, 2005 and December 28, 2003 was $103.1 million and $148.8 million, respectively. Approximate combined condensed financial data of the Company's equity affiliates accounted for under the equity method are as follows:

	(In thousands)
	January 2, 2005	December 28, 2003
Current assets	$302,500	$347,590
Long-term assets:
Property and equipment, net	198,610	212,030
Excess of cost over net assets of acquired companies	657,980	672,070
Intangible and other assets	304,910	322,750
Other assets	58,200	66,470
Total assets	$1,522,200	$1,620,910
Current liabilities	$209,050	$245,540
Long-term liabilities:
Long-term debt	735,030	766,060
Other long-term debt	172,960	195,010
Total liabilities	$1,117,040	$1,206,610

	(In thousands) For The Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net sales	$1,045,160	$1,305,450	$1,110,530
Operating profit	$62,360	$31,370	$94,500
Net income (loss)	$(2,190)	$(66,280)	$(27,570)

7.    Property and Equipment, Net

	(In thousands)
	January 2, 2005	December 28, 2003
Land and land improvements	$17,370	$15,120
Buildings	157,150	114,150
Machinery and equipment	976,670	779,360
	1,151,190	908,630
Less: Accumulated depreciation	(294,940)	(201,180)
Property and equipment, net	$856,250	$707,450

Depreciation expense totaled approximately $99 million, $76 million and $67 million in 2004, 2003 and 2002, respectively.

8.    Excess of Cost over Net Assets of Acquired Companies and Intangible Assets

At January 2, 2005, the excess of cost over net assets of acquired companies ("goodwill") balance was approximately $626.2 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate as of January 2, 2005. The initial assessment for the reporting units within the Automotive Group indicated that the fair value of these units exceeded their corresponding carrying value. This analysis was

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

completed for the years ended January 2, 2005 and December 28, 2003, which indicated that the fair value of these units continued to exceed their carrying values. If the discount rate were to increase to 12%, or if anticipated operating profit were to decrease by approximately 1.6% of sales, the Company would be required to perform further analysis of goodwill impairment in the Company's Driveline segment.

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

Acquired Intangible Assets

	(In thousands, except weighted average life)
	As of January 2, 2005			As of December 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$127,600	$(42,750)	9.0 years	$94,420	$(31,050)	8.2 years
Technology and Other	163,920	(45,260)	14.9 years	165,280	(35,290)	14.9 years
Total	$291,520	$(88,010)	14.0 years	$259,700	$(66,340)	13.6 years
Aggregate Amortization Expense
(Included in Cost of Sales):
For the year ended December 29, 2002		$27,670
For the year ended December 28, 2003		21,630
For the year ended January 2, 2005		24,160

Estimated Amortization Expense:
For the year ended December 31, 2005		23,410
For the year ended December 31, 2006		23,410
For the year ended December 31, 2007		22,640
For the year ended December 31, 2008		21,890
For the year ended December 31, 2009		21,890

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Goodwill

The carrying amounts of goodwill by segment for the years ended January 2, 2005 and December 28, 2003 are as follows:

	(In thousands)
	Chassis	Driveline	Engine	Total
Balance as of December 29, 2002	$66,590	$362,040	$144,940	573,570
Exchange impact from foreign currency	—	9,190	6,740	15,930
Fittings disposition	(5,210)	—	—	(5,210)
Other	250	(220)	70	100
Balance as of December 28, 2003	61,630	371,010	151,750	$584,390
Exchange impact from foreign currency	—	9,860	3,750	13,610
New Castle acquisition	28,770	—	—	28,770
Other	—	(450)	(80)	(530)
Balance as of January 2, 2005	$90,400	$380,420	$155,420	$626,240

9.    Intangible and Other Assets

	(In thousands)
	January 2, 2005	December 28, 2003
Customer contracts, net	$84,850	$63,370
Technology and other intangibles, net	118,660	129,990
Deferred loss on sale-leaseback transactions	10,410	21,320
Deferred financing costs, net	16,360	18,420
Other	11,190	14,080
Total	$241,470	$247,180

The "technology and other intangibles, net" category represents primarily patents and/or in-depth process knowledge embedded within the Company.

10.    Accrued Liabilities

	(In thousands)
	January 2, 2005	December 28, 2003
Workers' compensation and self insurance	$17,240	$17,070
Accrued exit and shutdown costs for plant closures	3,200	6,600
Salaries, wages and commissions	10,040	8,010
Legacy restricted common stock	—	17,170
Vacation, holiday and bonus	15,100	18,440
Interest	11,760	8,560
Property, payroll and other taxes	15,990	11,040
Pension	24,910	18,520
Other	18,810	31,430
Accrued liabilities	$117,050	$136,840

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

11.    Long-Term Debt

Long-term debt consisted of the following:

	(In thousands)
	January 2, 2005	December 28, 2003
Senior credit facilities:
Term loan	$351,080	$352,000
Revolving credit facility	63,540	—
Total senior credit facility	414,620	352,000
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value $31.7 million)	27,180	—
Other debt (includes capital lease obligations)	25,900	25,810
Total	$867,700	$777,810
Less current maturities	(12,250)	(10,880)
Long-term debt	$855,450	$766,930

The maturities of the Company's total debt at January 2, 2005 during the next five years and beyond are as follows (in millions): 2005 — $12; 2006 — $4; 2007 — $66; 2008 — $2; 2009 — $356; 2010 and beyond — $433.

The senior credit facility includes a term loan and revolving credit facility with a principal commitment of $200 million. The Company had $71 million of undrawn and available commitments from our revolving credit facility at January 2, 2005.

The revolving credit facility matures on May 28, 2007 and the term loan matures on December 31, 2009. The obligations under the senior credit facility are collateralized by substantially all of the Company's and substantially all of its domestic subsidiaries' assets and are guaranteed by substantially all of the Company's domestic subsidiaries.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Borrowings under the credit facility will bear interest, at our option, at either:

•	A base rate corresponding to the prime rate, plus an applicable margin; or

•	A eurocurrency rate on deposits, plus an applicable margin.

The applicable margin on revolving credit facility borrowings is subject to change depending on the Company's leverage ratio and is presently 3.25% on base rate loans and 4.25% on eurocurrency loans. The applicable margin on the term loan borrowing is dependent on the Company's leverage ratio and is currently 3.50% on base rate loans and 4.50% on eurocurrency loans. In December 2004, the Company obtained an amendment to its credit facility to, among other things, modify certain negative covenants. Under this amendment, the applicable interest rate spreads on the Company's term loan obligations increased from 4.25% to 4.50% over the current London Interbank Offered Rate ("LIBOR") and the leverage covenant was modified to be less restrictive. Prior to this, in July 2003, the Company obtained an amendment to its credit facility to, among other things, permit the $150 million offering of 10% senior subordinated notes and the use of proceeds to complete the December 31, 2003 acquisition of DaimlerChrysler's common and preferred interest in the New Castle joint venture and modify certain negative and affirmative covenants. Under this amendment, the applicable interest rate spreads on the Company's term loan obligations increased from 2.75% to 4.25% over LIBOR.

At January 2, 2005, the Company was contingently liable for standby letters of credit totaling $65 million issued on its behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims and for the completion of the Company's acquisition of the New Castle manufacturing operations on December 31, 2003.

The senior credit facility contains covenants and requirements affecting the Company and its subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to cash interest expense coverage ratio to exceed 2.10 through April 3, 2005, 2.15 through July 3, 2005, 2.20 through October 2, 2005, increasing to 2.30 through April 2, 2006; and a debt to EBITDA leverage ratio not to exceed 5.25 through July 3, 2005, decreasing to 5.00 and 4.75 for the quarters ending October 2, 2005 and January 1, 2006, respectively. The Company was in compliance with the preceding financial covenants throughout the year.

Other debt includes borrowings by the Company's subsidiaries denominated in foreign currencies and capital lease obligations.

On December 31, 2003, the Company issued $31.7 million of 10% senior subordinated notes due 2014 to DaimlerChrysler. These notes have a carrying amount of $27.2 million as of January 2, 2005. The notes were issued as part of the financing of the New Castle acquisition.

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

In connection with the Company's early retirement of its existing term debt and refinancing of its prior credit facility in 2002, it incurred one-time charges totaling $76.4 million, including prepayment

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on the 4.5% subordinated debenture and losses realized on interest rate arrangements associated with the term loans. Of the total charges of $76.4 million, a loss of $7.5 million is reflected as a "loss on interest rate arrangements upon early retirement of term loans" in other expense, net in the Company's consolidated statement of operations for the year ended December 29, 2002 (see Note 14, Derivative Financial Instruments). In accordance with SFAS No. 145, the remaining $68.9 million of costs are reflected as a "loss on repurchase of debentures and early retirement of term loans" in other expense, net in the Company's consolidated statement of operations for the year ended December 29, 2002.

In 2004, the Company capitalized $1.4 million of debt issuance costs associated with the amended credit facility. In 2003, the Company capitalized $6.4 million and $2.3 million of debt issuance costs associated with the 10% senior subordinated notes due 2013 and the amended credit facility, respectively. As a result of the 2004 credit facility amendment, $1.2 million of the unamortized balance related to the 2003 credit facility amendment was expensed in 2004. These debt issuance costs consist of fees paid to representatives of the initial purchasers, legal fees and facility fees paid to the lenders. The $6.4 million of costs are being amortized based on the effective interest method over the 10-year term of the 10% senior notes due 2013, and the credit facility amendment costs are being amortized based on the effective interest method over the 6.5-year term of the term loan agreement. The unamortized balances of $5.6 million related to the senior notes and $2.0 related to the amended credit facility are included in "other assets" in the Company's consolidated balance sheet as of January 2, 2005.

12.    Leases

The Company leases certain property and equipment under operating and capital lease arrangements that expire at various dates through 2023. Most of the operating leases provide the Company with the option, after the initial lease term, either to purchase the property or renew its lease at the then fair value. Rent expense was $49.5 million, $38.7 million and $38.2 million for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

The Company completed sale-leaseback financings from 2000 through 2004 relating to certain equipment and buildings, the proceeds of which were used to finance new capital purchases and to pay down the revolving credit and term loan facilities. Due to the sale-leaseback financings, the Company has significantly increased its commitment to future lease payments.

In December 2004, the Company entered into two sale-leaseback transactions for machinery and equipment with third party lessors. The Company received cash proceeds of $11.8 million and $7.2 million as part of these two transactions. On June 17, 2004, the Company entered into a sale-leaseback transaction for machinery and equipment whereby it received cash proceeds of $7.5 million cash as part of this transaction. Each of these three sale-leasebacks is accounted for as an operating lease with combined annual lease expense of approximately $5 million which is included in the Company's financial results on a straight-line basis. On December 31, 2003, the Company entered into a sale-leaseback with proceeds of approximately $4.5 million. This lease was accounted for as a capital lease and is included in long-term debt in the Company's consolidated balance sheet as of January 2, 2005. The Company also entered into a $65 million sale-leaseback on December 31, 2003, as part of its financing related to the purchase of New Castle. This lease for New Castle equipment is accounted for as an operating lease and the annual lease expense is approximately $10 million.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In June 2001, a subsidiary of the Company sold and leased back equipment under a synthetic sale-leaseback structure. At closing, the Company provided a guarantee of all obligations of its subsidiary under the lease. At the end of the lease (including the expiration of all renewal options through 2007) the Company has the option of either purchasing all of the equipment for approximately $10 million or returning the equipment to the lessor under the lease. In the event the equipment is returned, the Company and lessor shall arrange for the disposition of the equipment. At such time the Company is obligated to pay approximately $10 million to the lessor and is entitled to receive from the lessor a residual value equal to approximately $1.4 million plus proceeds from the disposition of the equipment for the extent such proceeds exceed $1.4 million.

Deferred losses are recorded as part of the sale-leaseback transactions, and represent the difference between the carrying value of the assets sold and proceeds paid at closing by the leasing companies. Fair value was equal to or in excess of the carrying value of these assets based on asset appraisal information provided by third party valuation firms. These deferred amounts are being amortized, instead of being currently recognized, on a straight-line basis over the lives of the respective leases as required under SFAS No. 28, "Accounting for Sales with Leasebacks." Future amortization amounts relate to the remaining portion of the 2000 and 2001 sale-leaseback deferred losses. Amortization expense of deferred losses on sale-leasebacks was $8.8 million and $8.9 million for the years ended January 2, 2005 and December 28, 2003, respectively, and is included in cost of sales. Unamortized deferred losses on sale-leasebacks are $10 million and $21 million at January 2, 2005 and December 28, 2003, respectively.

Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year as of January 2, 2005 are as follows:

	(In thousands)
	Capital Leases	Operating Leases
2005	$5,290	$52,040
2006	2,400	49,620
2007	1,250	48,050
2008	840	40,260
2009	790	33,310
Thereafter	790	129,220
Total minimum payments	$11,360	$352,500
Amount representing interest	(1,270)
Obligations under capital leases	10,090
Obligations due within 1 year	(5,290)
Long-term obligations under capital leases	$4,800

13.    Redeemable Preferred Stock

The Company has outstanding 644,540 shares of $64.5 million in liquidation value ($56.2 million fair value as of January 2, 2005) of Series A-1 preferred stock par value $1 and authorized 644,540 shares to DaimlerChrysler Corporation. The Company will accrete from the fair value to the liquidation value ratable over the ten-year period. The preferred stock is mandatorily redeemable on December 31, 2013. Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company's board

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has outstanding 361,001 shares of $36.1 million in liquidation value ($34.3 million fair value as of January 2, 2005) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the fair value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has outstanding 184,153 shares with a fair value of $18.4 million of redeemable Series B preferred stock to Heartland. The redeemable Series B preferred shares issued are mandatory redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum. Heartland Industrial Partners ("Heartland") purchased all of the outstanding shares of Series B preferred stock from former GMTI shareholders on December 31, 2003.

Preferred stock dividends (including accretion of $1.1 million in 2004) were $19.9 million and $9.3 million, while dividend cash payments were zero, for the years ended January 2, 2005 and December 28, 2003, respectively. Thus, unpaid accrued dividends were $40.3 million and $21.4 million for the years ended January 2, 2005 and December 28, 2003, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $149.2 million and $74.0 million in the Company's consolidated balance sheet at January 2, 2005 and December 28, 2003, respectively.

14. Derivative Financial Instruments

In the past, the Company has managed its exposure to changes in interest rates through the use of interest rate protection agreements. These interest rate derivatives are designated as cash flow hedges. The effective portion of each derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The Company does not use derivatives for speculative purposes.

In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements included two interest rate collars with a term of three years, a total notional amount of $200 million, and a three-month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also included four interest rate caps at a three-month LIBOR interest rate of 7% with a total notional amount of $301 million as of December 28, 2003.

All of the Company's interest rate protection arrangements matured in February 2004 and, as a result of their maturity, a cumulative pre-tax non-cash gain of $6.6 million was recorded and is reflected as a non-cash gain on maturity of interest rate arrangements in the Company's consolidated statement of operations for the year ended January 2, 2005. Prior to their maturity, $6.6 million net of tax was included in accumulated other comprehensive income related to these arrangements. Prior to the expiration of these agreements, the Company recognized additional interest expense of $1.1 million and $6.5 million for the years ended January 2, 2005 and December 28, 2003, respectively.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In the second quarter of 2002, the Company modified its organizational structure. As a result, the Company is comprised of three reportable segments: Chassis, Driveline and Engine. In 2003, the Company moved one of its European operations that had historically been part of the Chassis segment to the Engine segment, and moved one of its domestic operations that had historically been part of the Driveline segment to the Engine segment. In 2004, the Company moved one of its North American operations that had historically been part of the Engine segment to the Chassis segment. The 2003 amounts have been restated to reflect this transfer. However, as operations within this transferred facility were moved to other locations in 2003, 2002 amounts have not been restated.

As discussed in Note 18, Disposition of Businesses, the Company completed a divestiture of a portion of its TriMas Group on June 6, 2002. The TriMas Group is presented at the group level, rather than by segment, for all periods presented. Subsequent to June 6, 2002, the Company's equity investment in TriMas and equity share in TriMas' earnings (loss) is included in "Automotive/centralized resources ("Corporate")."

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

The Company's export sales approximated $333 million, $149 million and $174 million in 2004, 2003 and 2002, respectively. Intercompany sales for 2004 were $8 million and $3 million for the Driveline and Engine segments, respectively. Intercompany sales are recognized in accordance with the Company's revenue recognition policy and are eliminated in consolidation.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment activity for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 is as follows:

	(In thousands)
	2004	2003	2002
Sales
Automotive Group
Chassis	$583,620	$143,590	$143,650
Driveline	784,460	790,750	807,010
Engine	636,180	573,860	512,960
Automotive Group	2,004,260	1,508,200	1,463,620
TriMas Group	—	—	328,580
Total Sales	$2,004,260	$1,508,200	$1,792,200
Adjusted EBITDA
Automotive Group
Chassis	$44,960	$12,350	$13,520
Driveline	64,070	71,590	100,590
Engine	96,290	81,780	63,370
Automotive Operating	205,320	165,720	177,480
Automotive/centralized resources ("Corporate")	(34,650)	(31,720)	(17,250)
Automotive Group	$170,670	$134,000	$160,230
TriMas Group	—	—	62,400
Total Adjusted EBITDA	170,670	134,000	222,630
Depreciation & amortization	(132,100)	(106,350)	(107,430)
Legacy stock award expense	(560)	(3,090)	(4,880)
Asset impairment	—	(4,870)	—
Loss from operations due to sale of manufacturing facilities	(7,600)	—	—
Non-cash charges	(1,000)	610	(1,610)
Operating profit	$29,410	$20,300	$108,710
Income Taxes
Automotive Group
Chassis	$—	$—	$—
Driveline	(780)	8,740	13,150
Engine	4,350	7,360	2,850
Automotive Group	3,570	16,100	16,000
Corporate	(40,440)	(24,760)	(56,960)
Total	$(36,870)	$(8,660)	$(40,960)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Summary by Segment:

	(In thousands)
	2004	2003	2002
Total Assets:
Automotive Group
Chassis	$338,650	$135,560	$148,260
Driveline	926,920	967,790	865,120
Engine	574,630	525,190	653,700
Automotive Group	1,840,200	1,628,540	1,667,080
TriMas Group	—	—	—
Corporate	354,550	383,320	350,910
Total	$2,194,750	$2,011,860	$2,017,990
Capital Expenditures:
Automotive Group
Chassis	$36,690	$24,120	$14,500
Driveline	46,710	45,110	36,470
Engine	68,090	47,410	49,310
Automotive Group	151,490	116,640	100,280
TriMas Group	—	—	9,960
Corporate	950	14,080	6,210
Total	$152,440	$130,720	$116,450
Depreciation and Amortization:
Automotive Group
Chassis	$27,300	$7,630	$5,330
Driveline	54,940	53,540	45,480
Engine	39,290	35,980	30,630
Automotive Group	121,530	97,150	81,440
TriMas Group	—	—	16,000
Corporate	10,570	9,200	9,990
Total	$132,100	$106,350	$107,430

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company's revenues for each of the years ended January 2, 2005, December 28, 2003 and December 29, 2002, and total assets and long lived assets (defined as equity investments and receivables in affiliates, net fixed assets, intangible and other assets and excess of cost over net assets of acquired companies) at each year ended January 2, 2005 and December 28, 2003, by geographic area, attributed to each subsidiary's continent of domicile (in thousands). Revenue and total assets from no single foreign country were material to the consolidated revenues and net assets of the Company.

	(In thousands)
	2004			2003			2002
	Sales	Total Assets	Long Lived Assets	Sales	Total Assets	Long Lived Assets	Sales
Europe	$334,780	$435,500	$364,270	$296,540	$400,420	$339,950	$247,370
Australia	—	—	—	—	—	—	10,850
Other North America	71,930	85,690	62,580	50,200	55,610	44,690	56,150
Other foreign	17,420	32,290	23,450	7,890	6,820	4,320	6,160
Total foreign	$424,130	$553,480	$450,300	$354,630	$462,850	$388,960	$320,530

United States	$1,580,130	$1,641,270	$1,380,700	$1,153,570	$1,549,010	$1,305,850	$1,471,670

A significant percentage of the Automotive Group's revenues is from four major customers. The following is a summary of the percentage of Automotive Group revenue from these customers for the fiscal year ended:

	January 2, 2005	December 28, 2003	December 29, 2002(1)
Ford Motor Company	12.5%	16.9%	17.5%
DaimlerChrysler Corporation	24.4%	10.5%	12.0%
General Motors Corporation	7.2%	10.3%	12.0%
New Venture Gear(2)	—	8.2%	11.5%

(1)	Excludes net sales to TriMas prior to our June 6, 2002 divestiture.

(2)	New Venture Gear, a joint venture between DaimlerChrysler and General Motors, was dissolved in 2003. Therefore, comparable 2004 sales are now split between DaimlerChrysler, General Motors and other Tier 1 customers.

16.    Acquisitions

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

As part of the New Castle transaction, Metaldyne acquired Class A and Class B units representing DaimlerChrysler's entire joint venture interest in New Castle. In exchange, Metaldyne delivered to DaimlerChrysler $215 million (before fees and expenses of approximately $3 million), comprised of $118.8 million in cash; $31.7 million (fair value of $26.9 million as of December 31, 2003) in aggregate principal amount of a new issue of its 10% senior subordinated notes; and $64.5 million (fair value of $55.3 million as of December 31, 2003) in aggregate liquidation preference of its Series A-1 preferred stock. Included in the $5 million fees and expenses is a $2.4 million transaction fee paid to Heartland Industrial

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Partners (Heartland") pursuant to the acquisition of New Castle. The cash portion of the consideration was funded in part by the net cash proceeds of approximately $58 million from the sale-leaseback of certain machinery and equipment with a third-party lessor, with the remainder funded through Metaldyne's revolving credit facility.

The fair value of assets and liabilities of New Castle at December 31, 2003 consisted of the following (in thousands):

Current assets	$13,370
Property and equipment, net	109,020
Intangible assets, customer contracts	32,880
Goodwill	28,770
Total assets	184,040
Total liabilities (including deferred taxes of $1,690)	15,800
Net assets	$168,240

In connection with the acquisition of New Castle, the Company recorded $33.6 million of tax deductible goodwill that is amortizable over a 15 year period. The tax deductible goodwill in excess of goodwill recorded in connection with the transaction for financial reporting purposes is attributable to the unamortized accretion, as of the issue date, of the 10% senior subordinated notes.

The following unaudited pro forma financial information summarizes the results of operations for the Company for the year ended December 28, 2003 assuming the New Castle acquisition had been completed as of the beginning of the period.

(In thousands)
Year Ended December 28, 2003 (Unaudited)
Net sales	$1,886.7
Net loss attributable to common stock	(108.1)
Loss per share	(2.53)

In addition to the purchase accounting adjustments, the pro forma results reflect a reduction in sales to contractual sales prices and a reduction in labor costs related to the employee agreement with DaimlerChrysler.

Historically revenue for the New Castle facility was determined based upon the sale of product to DaimlerChrysler assembly plants within North America and to third party customers not related to DaimlerChrysler based upon New Castle's standard cost of production. For pro forma presentation, an adjustment of $19 million has been made to reduce net sales based upon the contract with DaimlerChrysler.

The historical results reflect labor costs based upon existing labor agreements. For pro forma purposes, an adjustment of $54 million has been made to reflect the reduction in employee costs based upon the employee matters agreement with DaimlerChrysler.

On May 15, 2003, the Company acquired a facility in Greensboro, North Carolina, from Dana Corporation ("Dana") for approximately $7.7 million at closing and agreed to pay an additional $1.4 million in cash over a period of time ending on December 31, 2004. The Company may also be obligated to pay up to an additional $1.4 million in cash conditioned upon being awarded new business by June 30, 2005 valued at least at $1.4 million. The Greensboro facility became part of the Driveline segment's Transmission and Program Management division. The Greensboro operation, which employs approximately 140 people, machines cast iron and aluminum castings, including various steering knuckles and

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

aluminum carriers for light truck applications. The results of operations of the facility have been included in the consolidated financial statements since that date.

In connection with the acquisition of the Greensboro location, the Company entered into a long-term lease agreement with a third party on the facility. This lease is accounted for as an operating lease with annual lease expense of approximately $1.1 million.

In addition, the Company signed a seven-year supply agreement with Dana covering all existing business at Greensboro, including a right of last refusal on successor programs, as well as a commitment to award $20 million of new forging business to the Company. Dana has also issued purchase orders, to be satisfied at other of the Company's facilities, for incremental other tube, gear and carrier business for a number of platforms.

17.    Asset Impairments and Restructuring Related Integration Actions

In 2004, the Company entered into several restructuring arrangements whereby it incurred approximately $2.8 million of costs associated with severance for the year ended January 2, 2005. Charges incurred by segment are as follows: Chassis Group $0.1 million relating to headcount reduction initiatives; Driveline Group $1.8 million primarily relating to charges associated with the closure of a facility in Europe; Engine Group $0.1 million relating to headcount reduction initiatives; and Corporate $0.8 million primarily relating to headcount reductions. In fiscal 2003, the Company entered into several restructuring arrangements whereby it incurred approximately $13.1 million of costs associated with severance and facility closures. These actions include the completion of the Engine segment's European operation reorganization that was initiated in fiscal 2002 and completed in the first quarter of 2003 and actions within the Driveline segment's forging operations and administrative departments to eliminate redundant headcount and adjust costs to reflect the decline in the Company's forging revenue in 2003. Also included in this charge were severance costs to replace certain members of the Company's executive management team and the costs to restructure several departments in the Company's corporate office, including the sales, human resources and information technology departments. The Company expects to realize additional savings from the 2004 and 2003 restructuring actions, described above, in 2005 as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

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

The following table summarizes the activity for the accruals established relating to the three acquisitions, as well as additional restructuring activities in 2002, and 2003 and 2004. Adjustments to previously recognized acquisition related severance and exit costs were reversed to goodwill.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(In thousands)
	Acquisition Related		2002 Additional Severance And Other Exit Costs	2003 Additional Severance And Other Exit Costs	2004 Additional Severance And Other Exit Costs	Total
	Severance Costs	Exit Costs
Balance at December 29, 2002	$9,880	$540	$2,380	$—	$—	$12,800
Charges to expense	—	—	—	13,130	—	13,130
Cash payments	(8,110)	(540)	(2,020)	(5,820)	—	(16,490)
Reversal of unutilized amounts	(390)	—	—	—	—	(390)
Balance at December 28, 2003	$1,380	$—	$360	$7,310	$—	$9,050
Charges to expense	—	—	—	—	2,750	2,750
Cash payments	(310)	—	(360)	(4,600)	(2,240)	(7,510)
Reversal of unutilized amounts	(360)	—	—	—	—	(360)
Balance at January 2, 2005	$710	$—	$—	$2,710	$510	$3,930

The above amounts represent total estimated cash payments, of which $3.2 million and $6.5 million are recorded in accrued liabilities, with $0.7 million (which will primarily be paid out in fiscal 2006) and $2.6 million recorded in other long-term liabilities in the Company's consolidated balance sheet at January 2, 2005 and December 28, 2003, respectively.

18.    Disposition of Businesses

On February 1, 2004, the Company completed an asset sale pursuant to which substantially all of the business associated with two of the aluminum die casting facilities in its Driveline segment was sold to Lester PDC, Ltd, a Kentucky-based aluminum die casting and machining company. The Company retained an interest in approximately $5.6 million in working capital (principally accounts receivable). Cash paid in the transaction to buy out the remaining portion of the equipment that had previously been sold under an operating lease arrangement by the Company was approximately $6.1 million, net of proceeds from Lester PDC of $4.1 million. The buyer also agreed to lease the Bedford Heights, Ohio and sub-lease the Rome, Georgia facilities from the Company for total annual lease payment of approximately $0.6 million. In addition, Lester PDC and Metaldyne entered into a supply agreement. These facilities had 2003 combined sales of approximately $62 million and an operating loss of approximately $14 million. Both manufacturing operations were part of the Company's Driveline segment. In connection with the disposition of these manufacturing facilities, the Company recognized a charge of $7.6 million on the Company's consolidated statement of operations for the year ended January 2, 2005. The charge represents the book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

In November 2004, Lester PDC discontinued operations at the Bedford Heights facility and the supply agreement and lease agreement between Lester PDC and Metaldyne were terminated. As a result, Metaldyne assumed production of some of the products at the Bedford Heights facility that were subject to the terminated supply agreement. One of these product lines is currently being manufactured at the Bedford Heights facility and the remaining products have been moved to other Metaldyne facilities. The lease agreement represented annual lease revenue to Metaldyne of approximately $0.2 million.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    Other Income (Expense), Net

	(In thousands)
	2004	2003	2002
Other, net:
Interest income	$1,390	$470	$1,140
Debt fee amortization	(3,880)	(2,480)	(4,770)
Accounts receivable securitization financing fees	(2,950)	(2,630)	(2,840)
Foreign currency gains (losses)	(940)	(1,010)	(200)
Other, net	(1,890)	(2,430)	(2,310)
Total other, net	$(8,270)	$(8,080)	$(8,980)

20.    Supplementary Cash Flow Information

Significant transactions not affecting cash were: in 2004, the $7.6 million loss on the disposition of manufacturing facilities as a result of the sale of Bedford Heights, Ohio and Rome, Georgia facilities, the $6.6 million gain on the maturity of interest rate arrangements in February 2004, the $1.5 million equity earnings from affiliates and the $3.2 million loss on disposal of fixed assets; in 2003, the asset impairment of $4.9 million from discontinued operations as a result of the sale of the Bedford Heights, Ohio and Rome, Georgia manufacturing facilities completed in February 2004, the $15 million loss on disposal of fixed assets and the $21 million loss from the Company's equity affiliates; and in 2002, the cumulative effect of change in recognition and measurement of goodwill impairment of $36.6 million, the loss on early extinguishment of debt of $68.9 million and the $7.5 million loss on interest rate arrangements. Also refer to Note 18, Disposition of Businesses, for the impact of the TriMas disposition on cash flows.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    Stock Options and Awards

The Company has a stock-based employee compensation plan and has issued equity-based incentives in various forms. At January 2, 2005, the Company has stock options and units outstanding to key employees of the Company for approximately 0.9 million shares at a price of $16.90 per share, 1.0 million shares at a price of $8.50 per share and 0.8 million shares at a price of $6.50 per share. However, these options and units are required to be held and cannot be exercised until the elapse of a certain time period after a public offering.

Beginning in 2004, the Company offered eligible employees the opportunity to participate in a new Voluntary Stock Option Exchange Program (the "Program"), to exchange all of their outstanding options to purchase shares of the Company's common stock granted under the Plan for new stock options and restricted stock units to be granted under the Plan. Participation in the Program is voluntary; however, elections were required to be received by January 14, 2004, with new stock options to be granted on or after July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and those eligible employees not electing to participate in the new Program will continue to be eligible to participate in the existing Plan. Stock compensation expense for the year ended January 2, 2005 was $0.6 million.

Prior to November 2001, the Company's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. The Company granted long-term stock awards, net, for approximately 0.4 million shares of Company common stock during 2000 (prior to the recapitalization) to key employees of the Company. The weighted average fair value per share of long-term stock awards granted during 2000 on the date of grant was $13. Compensation expense for the vesting of long-term stock awards was approximately $3.1 million and $4.9 million in 2003 and 2002, respectively, and is included with selling, general and administrative expenses in the Company's consolidated statement of operations. Prior to the recapitalization merger, the unamortized value of unvested stock awards were generally amortized over a ten-year vesting period and were recorded in the financial statements as a deduction from shareholders' equity.

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

As a result of the ability of the holder to elect a partial or full cash option, the restricted shares were classified as redeemable restricted common stock on the Company's consolidated balance sheet. There were approximately 0.8 million restricted shares outstanding at December 28, 2003. At December 28, 2003, holders of unvested awards had elected the cash option for approximately $16.0 million of the January 14, 2004 vesting. A portion of this obligation belongs to the Company's former TriMas subsidiary, but the Company must continue to record TriMas' portion of the redeemable restricted common stock recognized on its consolidated balance sheet. The entire portion of the January 14, 2004 vesting amount of $17.2 million was recorded as accrued liabilities on the Company's consolidated balance sheet as of December 28, 2003. TriMas' portion, consisting of approximately 45% of total obligations, is included in the above restricted stock amounts as of December 28, 2003.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of the Company's stock options and units granted under the Plan for the three years ended 2004, 2003 and 2002 is as follows:

	(Shares in thousands)
	2004	2003	2002
Option shares outstanding, beginning of year	2,661	2,539	2,855
Weighted average exercise price	$16.90	$16.90	$16.90
Option and unit shares granted	1,983	306	153
Weighted average exercise price	$7.58	$16.90	$16.90
Option and unit shares exercised	—	—	—
Weighted average exercise price	—	—	—
Option and unit shares cancelled due to forfeitures	(109)	(184)	(469)
Option shares exchanged for units	(1,799)	—	—
Weighted average exercise price	$16.90	$16.90	$16.90
Option and unit shares outstanding, end of year	2,736	2,661	2,539
Weighted average exercise price	$10.57	$16.90	$16.90
Weighted average remaining option term (in years)	6.5	7.5	8.5
Option and unit shares exercisable, end of year	—	—	—
Weighted average exercise price	—	—	—

The weighted average exercise price of long-term stock awards is $10.57 per share at January 2, 2005. A combined total of approximately 4.9 million shares of Company common stock was available for the granting of options and incentive awards under the above plans in 2004, 2003 and 2002.

The weighted average fair value on the date of grant of options granted was zero in 2004, 2003 and 2002. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the pro forma effects on the Company's basic earnings per share would have been no effect in 2004 and a reduction of approximately $0.04 in each of 2003 and 2002. The fair value of the Company's stock at the date of grant was $4.80 (assuming the removal of the lack of marketability and minority discount applied for purposes of this stock valuation, the value would range between $8.50 and $9.00 per share), $8.50 and $11.32 in 2004, 2003 and 2002, respectively.

The fair value of the options was estimated at the date of grant using the minimum value method for 2004, 2003 and 2002, with no assumed dividends or volatility, a weighted average risk-free interest rate of 3.67% in 2004 and 3.36% in 2003, and an expected option life of 5.5 years in both 2004 and 2003.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    Loss Per Share

The following provides a reconciliation of the numerators and denominators used in the computations of basic and diluted loss per common share:

	(In thousands except per share amounts)
	2004	2003	2002
Weighted average number of shares outstanding for basic and diluted	42,800	42,730	42,650
Loss before cumulative effect of change in accounting	$(27,990)	$(75,330)	$(28,130)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	(36,630)
Net loss	(27,990)	(75,330)	(64,760)
Less: Preferred stock dividends	—	9,260	9,120
Loss used for basic and diluted earnings per share computation	$(27,990)	$(84,590)	$(73,880)
Basic and diluted loss per share:
Before cumulative effect of change in accounting principle less preferred stock	$(0.65)	$(1.98)	$(0.87)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	(0.86)
Net loss attributable to common stock	$(0.65)	$(1.98)	$(1.73)

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2.69 million and 2.66 million of common shares as they are anti-dilutive at January 2, 2005 and December 28, 2003, respectively.

Contingently issuable shares, representing approximately 0.05 million, 0.9 million and 1.7 million restricted common shares, have an anti-dilutive effect on earnings per share for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

23.    Income Taxes

	(In thousands)
	2004	2003	2002
Income (loss) before income taxes:
Domestic	$(114,050)	$(122,690)	$(104,740)
Foreign	49,190	38,700	35,650
	$(64,860)	$(83,990)	$(69,090)
Provision for income taxes:
Currently payable:
Federal	$(5,910)	$—	$(44,830)
Foreign	4,900	15,130	8,820
State and local	1,870	410	(1,060)
	860	15,540	(37,070)
Deferred:
Federal	(30,380)	(24,230)	(11,110)
Foreign	(1,330)	970	7,180
State and local	(6,020)	(940)	40
	(37,730)	(24,200)	(3,890)
Income taxes	$(36,870)	$(8,660)	$(40,960)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of deferred taxes at January 2, 2005 and December 28, 2003 are as follows:

	(In thousands)
	2004	2003
Deferred tax assets:
Inventories	$570	$—
Accrued liabilities and other long-term liabilities	60,850	65,370
Net operating losses	72,970	43,950
Investment in subsidiary	2,980	6,700
	137,370	116,020
Valuation allowance	(12,220)	(11,260)
	125,150	104,760
Deferred tax liabilities:
Property and equipment	143,330	153,060
Intangible assets	48,080	51,880
Other, principally investments	9,730	10,650
	201,140	215,590
Net deferred tax liability	$75,990	$110,830

The net deferred tax liability resides in the following components of the balance sheet:

	(In thousands)
	2004	2003
Assets:
Deferred and refundable income taxes	$12,920	$9,110
Intangible and other assets	—	5,390
	12,920	14,500
Liabilities:
Accrued liabilities	—	3,810
Deferred income taxes	88,910	121,520
	88,910	125,330
Total net deferred tax liability	$75,990	$110,830

The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes:

	(In thousands)
	2004	2003	2002
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(22,710)	$(29,400)	$(24,180)
State and local taxes, net of federal tax benefit	(1,070)	(340)	(1,220)
Change in valuation allowance for state income taxes	(2,700)	—	—
Higher (lower) effective foreign tax rate	(4,400)	2,560	2,600
Foreign dividends	510	5,990	1,070
Refunds received in excess of prior recorded amounts	(7,070)	—	—
Preferred stock dividends	6,590	—	—
Change in accrual for tax contingencies	(6,250)	—	—
Valuation allowance on equity earnings	—	1,980	—
Undistributed foreign earnings	750	10,200	—
Change in valuation allowance as a result of utilization of capital losses	—	—	(20,000)
Other, net	(520)	350	770
Income taxes	$(36,870)	$(8,660)	$(40,960)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 2, 2005, the Company had unused U.S. net operating loss ("NOL") carryforwards of approximately $173 million. $0.4 million of these losses will expire in 2020; $25 million will expire in 2021; $1.2 million will expire in 2022; $54 million will expire in 2023; and $92 million will expire in 2024. The Company has also recognized a deferred tax asset for unused state NOL carryforwards in the current year totaling $2.7 million. These NOL carryforwards expire in various years beginning in 2024.

A provision has been made for U.S. or additional foreign withholding taxes on approximately $11 million and $10 million of the undistributed earnings of one foreign subsidiary at January 2, 2005 and December 28, 2003, respectively. A provision for such taxes has not been made on approximately $368 million and $285 million of the undistributed earnings of the Company's other foreign subsidiaries for the years ended January 2, 2005 and December 28, 2003, respectively, as the Company intends to permanently reinvest the earnings of these entities. Generally, such earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Tax expense for the year ended December 29, 2002 is shown before the cumulative effect of change in recognition and measurement of goodwill impairment of $36.6, for which no tax benefit is available.

In June 2002, the Company completed its analysis of the impact related to the U.S. Department of Treasury's recently issued regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. In the year ended December 29, 2002, the Company filed an amended tax return to claim a refund relating to the previously disallowed loss and recorded a tax benefit of $20 million relating to the refund claim. In July 2004, the Company received a $27 million refund relating to the claim. The difference in the amount of benefit recorded in 2002 and the refund received in 2004, $7 million, has been recorded as a benefit in the current tax provision.

FASB Statement No. 109, Income Taxes, requires recognition of a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The ultimate realization of deferred tax assets depends on Metaldyne's ability to generate sufficient taxable income in the future. The valuation allowance principally relates to the uncertainty of future utilization of certain foreign and state net operating losses, and the excess of the Company's tax cost basis over net book value of TriMas stock, where it is not anticipated that the Company will generate enough capital gain income to offset any capital loss that may occur upon the sale of its shares in future years. The net increase (decrease) in the valuation allowance for the years ending January 2, 2005 and December 28, 2003 was $1 million and ($4.3) million, respectively.

Included in the state deferred tax expense for January 2, 2005 is a benefit of $2.7 million that is attributable to a reduction in a valuation allowance previously established against deferred tax assets for certain net operating loss carryforwards that the Company has determined is no longer warranted.

24.    Employee Benefit Plans

Substantially all employees participate in noncontributory profit-sharing and/or contributory defined contribution plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under defined contribution plans were $8.8 million in 2004, $9.3 million in 2003 and $4 million in 2002. Anticipated 2005 contributions to the defined contribution plans will be approximately $10.6 million.

As of January 1, 2003, the Company replaced its existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits no longer accrue after 2002 for these employees. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age. As a result of the

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

disposition of TriMas on June 6, 2002, the Company is not responsible for TriMas' net periodic pension cost subsequent to this date. However, the Company must continue to record TriMas' portion of the net liability recognized on the Company's consolidated balance sheet.

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

Obligations and funded status at January 2, 2005 and December 28, 2003:

	(In thousands)
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$289,120	$260,750	$53,340	$45,410
Service cost	3,070	3,220	1,330	1,020
Interest cost	17,320	17,100	2,970	3,010
Plan participants' contributions	190	240	450	—
Amendments	230	1,890	—	—
Actuarial loss	6,930	17,820	1,440	7,040
Benefits paid	(13,950)	(14,060)	(3,290)	(3,140)
Change in foreign currency	2,740	4,870	—	—
Change due to amendment/settlement/spin-off	—	—	(1,980)	—
Change due to curtailment	(1,470)	(2,710)	—	—
Benefit obligation at end of year	304,180	289,120	54,260	53,340
Change in Plan Assets
Fair value of plan assets at beginning of year	162,720	148,660	—	—
Actual return on plan assets	13,640	9,790	—	—
Employer contribution	18,930	16,380	2,840	3,140
Plan participants' contributions	190	—	450	—
Benefits paid	(13,950)	(14,060)	(3,290)	(3,140)
Expenses/other	1,410	1,950	—	—
Fair value of plan assets at end of year	182,940	162,720	—	—
Net Amount Recognized
Funded status	(121,240)	(126,400)	(54,260)	(53,340)
Unrecognized net actuarial loss	101,390	92,510	14,810	13,840
Unrecognized prior service cost (benefit)	2,160	2,060	(2,580)	(1,370)
Net amount recognized	$(17,690)	$(31,830)	$(42,030)	$(40,870)
Amounts Recognized in the Statement of Financial Position
Accrued benefit cost	$(115,980)	$(119,540)	$(42,030)	$(40,870)
Intangible assets	2,160	2,060	—	—
Accumulated other comprehensive income	96,130	85,650	—	—
Net amount recognized	$(17,690)	$(31,830)	$(42,030)	$(40,870)

Projected benefit obligation	304,180	289,120	N/A	N/A
Accumulated benefit obligation	298,850	280,810	N/A	N/A
Fair value of plan assets	182,940	162,720	N/A	N/A

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The increase in accumulated other comprehensive income to $96.1 million ($60.6 million net of tax) at January 2, 2005 primarily reflects the excess of the accumulated benefit obligation over the fair value of the plan assets.

The Company expects to make contributions of approximately $24.0 million to the defined benefit pension plans for 2005.

	(In thousands)
	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$3,070	$3,210	$6,410	$1,330	$1,020	$1,040
Interest cost	17,320	17,100	18,340	2,970	3,010	3,010
Expected return on plan assets	(17,220)	(16,570)	(15,710)	—	—	—
Amortization of prior service cost	140	110	40	(290)	(120)	—
Recognized (gain) loss due to curtailments/settlements	(1,470)	(2,450)	1,280	(480)	—	—
Amortization of net (gain) loss	2,370	700	30	470	280	(20)
Net periodic benefit cost	$4,210	$2,100	$10,390	$4,000	$4,190	$4,030
Additional Information
Increase in minimum liability included in other comprehensive income (before tax)	$10,480	$25,530	$48,520	N/A	N/A	N/A

Assumptions
Weighted-average assumptions used to determine benefit obligations at January 2, 2005, December 28, 2003 and December 29, 2002:
Discount rate	5.99%	6.11%	6.73%	6.00%	6.13%	6.75%
Rate of compensation increase	3.62%	3.59%	4.01%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended January 2, 2005, December 28, 2003 and December 29, 2002:
Discount rate	6.11%	6.73%	7.51%	6.13%	6.75%	7.625%
Expected long-term return on plan assets	8.96%	8.96%	8.97%	N/A	N/A	N/A
Rate of compensation increase	3.59%	4.01%	4.03%	N/A	N/A	N/A
Assumed health care cost trend rates at January 2, 2005, December 28, 2003 and December 29, 2002:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	9.50%	10.00%	10.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2013	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(In thousands)
	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost	$310	$(250)
Effect on postretirement benefit obligation	3,770	(3,010)

Plan Assets

The Company's pension plans' and other postretirement benefit plans' weighted-average asset allocations at January 2, 2005 and December 28, 2003, by asset category, are as follows:

	Pension Benefits
	Plan Assets At
	January 2, 2005	December 28, 2003
Asset Category
Equity securities	65%	56%
Debt securities	33%	36%
Other (Cash)	2%	8%
Total	100%	100%

Cash Flows

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits January 2, 2005
2005	$12,010
2006	$12,240
2007	$12,880
2008	$13,600
2009	$14,340
2010 - 2014	$85,890

Investment Policy and Strategy

The policy, established by the Retirement Plan Administrative Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above. The asset allocation and the investment policy will be reviewed on a semi-annual basis, to determine if the policy should be changed.

Determination of Expected Long-Term Rate of Return

The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while debt securities are expected to return between 4% and 7%. The Retirement Plan Administrative Committee expects that the plans' asset manager will provide a modest (0.5% to 1.0% per annum) premium to the respective market benchmark indices.

Medicare Prescription Drug, Improvement and Modernization Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003") was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company estimates the federal subsidy included in the law will ultimately result in an approximate $7.0 million reduction in Metaldyne's postretirement benefit obligation. For 2004, the Company recognized a net reduction in postretirement expense of $0.9 million as a result of the anticipated subsidiary.

Postretirement Medical and Life Insurance Benefit Plans

In December 2004, the Company announced that it will discontinue retiree medical and life insurance coverage to its salaried and nonunion retirees and their beneficiaries effective January 1, 2006. This event has no impact on the Company's 2004 annual results since the announcement occurred subsequent to the September 30, 2004 measurement date for postretirement benefits. The Company will record an estimated curtailment gain of $2.5 million in the first quarter of 2005 pursuant to the announcement. The Company expects to reduce its 2005 SFAS No. 106 expense by $16.8 million and $1.4 million as a result of the curtailment and of FSP FAS 106-2, respectively.

25.    Fair Value of Financial Instruments

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

All of the Company's interest rate protection agreements matured in February 2004 and, as a result of their maturity, a cumulative pre-tax non-cash gain of $6.6 million was recorded and is reflected as a non-cash gain on maturity of interest rate arrangements in the Company's consolidated statement of operations for the year ended January 2, 2005. See also Note 14, Derivative Financial Instruments.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amounts and fair values of the Company's financial instruments at January 2, 2005 and December 28, 2003 are as follows:

	(In thousands)
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash investments	$—	$—	$13,820	$13,820
Receivables	$182,410	$182,410	$175,020	$175,020
Interest rate arrangements	$—	$—	$(4,540)	$(4,540)
Long-term debt:
Bank debt	$413,730	$413,730	$351,080	$351,080
11% senior subordinated notes, due 2012	$250,000	$210,000	$250,000	$230,000
10% senior notes, due 2013	$150,000	$144,750	$150,000	$150,000
10% senior subordinated notes, due 2014	$31,750	$27,180	$—	$—
Other long-term debt	$14,540	$14,540	$15,850	$15,850

26.    Interim and Other Supplemental Financial Data (Unaudited)

	(In thousands except per share amounts)
	For the Quarters Ended
	January 2nd	October 3rd	June 27th	March 28th
2004:
Net sales	$499,550	$501,680	$521,890	$481,140
Gross profit	$34,230	$34,180	$52,390	$52,210
Net loss	$(2,200)	$(17,370)	$(3,170)	$(5,250)
Per common share:
Basic and diluted	$(0.05)	$(0.41)	$(0.07)	$(0.12)

	(In thousands except per share amounts)
	For the Quarters Ended
	December 28th	September 28th	June 29th	March 30th
2003:
Net sales	$389,060	$346,680	$390,540	$381,920
Gross profit	$31,410	$33,420	$49,830	$41,040
Net income (loss)	$(54,990)	$(10,340)	$1,060	$(11,060)
Per common share:
Basic and diluted	$(1.35)	$(0.29)	$(0.03)	$(0.31)

The 2004 results include the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." As a result, the 2004 net loss and basic and diluted loss per share include $19.9 million of preferred stock dividends (including accretion of $1.1 million in 2004). Additionally, fourth quarter results include a $8.0 million gain on the sale of Saturn and TriMas common stock.

In the fourth quarter of 2003, the Company incurred several significant charges, including a $4.9 million asset impairment, $15 million fixed asset disposal loss, $6.1 million restructuring charge and $20.7 million equity loss of affiliates. See Note 6, Equity Investments and Receivables in Affiliates, and Note 17, Asset Impairments and Restructuring Related Integration Actions.

27.    Commitments and Contingencies

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

28.    Related Party Transactions

In November 2000, the Company was acquired by an investor group led by Heartland and Credit Suisse First Boston ("CSFB") in a recapitalization transaction. Heartland is a private equity fund established to "buy, build and grow" industrial companies in sectors with attractive consolidation opportunities. In addition to TriMas (see Note 6, Equity Investments and Receivables in Affiliates), Heartland has equity interests in other industrial companies. The recapitalization and Heartland's investment have allowed the Company to continue to aggressively pursue internal growth opportunities and strategic acquisitions, and to increase the scale and future profitability of the Company. At January 2, 2005, Heartland and CSFB owned approximately 45% and 23% of the Company's common stock, respectively.

The Company maintains a monitoring agreement with Heartland for an annual fee of $4 million plus additional fees for financings and acquisitions under certain circumstances. The Heartland monitoring agreement is based on a percentage of assets calculation and Heartland has the option of taking the greater of the calculated fee (which would have totaled $5.3 million for 2004) or $4 million. Total monitoring fees paid to Heartland were $4 million for each of the years ended January 2, 2005, December 28, 2003 and December 29, 2002. Additionally, the Company recorded $0.2 million in 2004 and $0.7 million in both 2003 and 2002 for expense reimbursements to Heartland in the ordinary course of business.

Heartland is also entitled to a 1% transaction fee in exchange for negotiating, contracting and executing certain transactions on behalf of Metaldyne, including transactions for sale-leaseback arrangements and other financings. These fees totaled approximately $1.0 and $1.9 million for the years ended January 2, 2005 and December 28, 2003, respectively. Similar fees through 2002 totaled approximately $1.9 million. Total fee and expense reimbursements paid in 2004 and 2003 were approximately $0.2 million and $2 million, respectively, and amounts not remitted to Heartland total approximately $2.8 million and $1.8 million as of January 2, 2005 and December 28, 2003, respectively. These amounts are recorded as accounts payable in the Company's consolidated balance sheet as of the year ended January 2, 2005.

On December 31, 2003, Heartland purchased all of the outstanding shares of Series B preferred stock from the Company's former GMTI shareholders. See Note 13, Redeemable Preferred Stock.

Effective January 23, 2001, the Company changed its name to Metaldyne Corporation from MascoTech, Inc. The Company had a corporate service agreement through 2002 with Masco Corporation ("Masco"), which at January 2, 2005 owned approximately 6% of the Company's common stock. Under the terms of the agreement, the Company paid fees to Masco for various staff support and administrative services, research and development and facilities. Such fees aggregated zero in 2004 and 2003 and $0.5 million in 2002. Total fee and expense reimbursements not yet remitted to Masco total $0.9 million and $1.0 million as of January 2, 2005 and December 28, 2003, respectively, and are recorded as accounts payable in the Company's consolidated balance sheet as of the year ended January 2, 2005.

On June 6, 2002, the Company sold 66% of its former TriMas subsidiary to Heartland and other investors. The Company's current ownership percentage in TriMas is approximately 24%. The Company has a corporate services agreement with TriMas, which requires the Company to provide corporate staff support and administrative services to TriMas subsequent to the divestiture of TriMas. Under the terms of the agreement, the Company receives fees from TriMas, which aggregated approximately $0.4 million, $2.5 million and $0.3 million in 2004, 2003 and 2002, respectively. TriMas also reimburses Metaldyne for expense reimbursements in the ordinary course of business. The Company has recorded $7.1 million due from TriMas, consisting of tax net operating losses created prior to the disposition of TriMas, pension obligations and other expense reimbursements in the ordinary course of business, of which $2.8 million

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is recorded as receivables from TriMas and $4.3 million is recorded as equity investments and receivables in affiliates in the Company's consolidated balance sheet as of January 2, 2005.

On November 12, 2004, the Company sold approximately 924,000 shares of its TriMas stock to Masco for $23 per shares, or a total of $21.3 million. A gain on the sale of shares totaling $2.9 million was recognized and is included in equity (gain) loss from affiliates, net on the Company's consolidated statement of operations as of January 2, 2005. See Note 6, Equity Investments and Receivables in Affiliates.

29.    Subsequent Events

In January 2005, the Company reorganized to streamline its operating efficiency and cost structure. The Company's operations were consolidated into two segments: Chassis segment and the Powertrain segment. The Chassis segment consists of the former Chassis operations plus a portion of the former Driveline operations, while the Powertrain segment consists of the former Engine operations combined with the remainder of the former Driveline operations. As this change became effective in fiscal 2005, the Company's Form 10-Q for the quarter ending April 3, 2005 will report operating results in these two segments along with restated results for the year ended January 2, 2005.

On February 4, 2005, the Company entered into a sale-leaseback transaction for machinery and equipment with a third party lessor. The Company received $6.5 million cash as part of this transaction.

Metaldyne entered into a Commitment Letter with General Electric Capital Corporation ("GECC") dated as of March 31, 2005 related to its existing accounts receivable securitization facility (the, "Existing Agreement"). The Commitment Letter provides for (i) an initial amendment to the Existing Agreement (the Existing Agreement as so amended, the "Amended Agreement"), (ii) an "Extension Facility" that will further amend the Amended Agreement and (iii) a "New Facility" that is expected to eventually replace the Extension Facility.

The Amended Agreement is expected to (a) change the maturity date of the facility to January 1, 2007, (b) install GECC as the new Administrative Agent, (c) improve customer concentration limits, (d) increase program availability and (e) adjust certain default triggers (clauses (c), (d) and (e) together the "Operative Amendments").

The Extension Facility is expected to (i) improve advance rates relative to the Amended Agreement, (ii) change the margins applicable to advances based on LIBOR to 1.75% for the first 90 days, 2.00% for the next 90 days, and 2.25% thereafter, and (iii) change the maximum financing from $150 million to $175 million. The Extension Facility will also address various administrative and technical matters.

The New Facility is expected to (i) increase the facility size to $225 million, (ii) improve advance rates relative to the Extension Facility, and (iii) provide a term of the agreement for up to five years.

If the Company has not entered into an intercreditor agreement with its lending agent within 60 days subsequent to the date of the Amended Agreement, then the Operative Amendments will cease to be effective until such intercreditor agreement is entered into. Further, such intercreditor agreement is a condition precedent to the Extension Facility and the New Facility. GECC's commitment under the letter agreement to enter into the Amended Agreement expires on May 15, 2005. GECC's commitment to provide the Extension Facility expires on January 1, 2007. GECC's commitment to provide the New Facility expires on August 15, 2005. There can be no assurance that Metaldyne will reach a definitive agreement with GECC on these terms.

The Commitment Letter and related term sheet are filed herewith as Exhibit 10.3.1. Additionally, the Company has financed several lease transactions with GECC, and GECC beneficially owns approximately 1.4% of the Company's common stock.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

30.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of January 2, 2005 and December 28, 2003, and for the years ended January 2, 2005, December 28, 2003 and December 31, 2002 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

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

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
January 2, 2005

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Total receivables, net	—	128,230	53,380	—	181,610
Inventories	—	84,570	42,450	—	127,020
Deferred and refundable income taxes	—	14,500	3,970	—	18,470
Prepaid expenses and other assets	—	28,830	7,820	—	36,650
Total current assets	—	256,130	107,620	—	363,750
Equity investments and receivables in affiliates	107,040	—	—	—	107,040
Property and equipment, net	—	580,780	275,470	—	856,250
Excess of cost over net assets of acquired companies	—	472,050	154,190	—	626,240
Investment in subsidiaries	584,110	232,280	—	(816,390)	—
Intangible and other assets	—	222,380	19,090	—	241,470
Total assets	$691,150	$1,763,620	$556,370	$(816,390)	$2,194,750
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$199,710	$86,880	$—	$286,590
Accrued liabilities	—	92,000	25,050	—	117,050
Current maturities, long-term debt	—	3,630	8,620	—	12,250
Total current liabilities	—	295,340	120,550	—	415,890
Long-term debt	427,180	426,320	1,950	—	855,450
Deferred income taxes	—	61,940	26,970	—	88,910
Minority interest	—	—	650	—	650
Other long-term liabilities	—	135,310	7,390	—	142,700
Redeemable preferred stock	149,190	—	—	—	149,190
Intercompany accounts, net	(427,180)	256,340	170,840	—	—
Total liabilities	149,190	1,175,250	328,350	—	1,652,790
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,830	—	—	—	42,830
Paid-in capital	698,870	—	—	—	698,870
Accumulated deficit	(262,740)	—	—	—	(262,740)
Accumulated other comprehensive income	63,000	—	—	—	63,000
Investment by Parent/Guarantor	—	588,370	228,020	(816,390)	—
Total shareholders' equity	541,960	588,370	228,020	(816,390)	541,960
Total liabilities and shareholders' equity	$691,150	$1,763,620	$556,370	$(816,390)	$2,194,750

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
December 28, 2003

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,750	$3,070	$—	$13,820
Total receivables, net	—	144,980	29,180	—	174,160
Inventories	—	54,080	29,600	—	83,680
Deferred and refundable income taxes	—	7,900	1,210	—	9,110
Prepaid expenses and other assets	—	27,880	8,400	—	36,280
Total current assets	—	245,590	71,460	—	317,050
Equity investments and receivables in affiliates	155,790	—	—	—	155,790
Property and equipment, net	—	478,760	228,690	—	707,450
Excess of cost over net assets of acquired companies	—	441,920	142,470	—	584,390
Investment in subsidiaries	464,100	236,550	—	(700,650)	—
Intangible and other assets	—	225,400	21,780	—	247,180
Total assets	$619,890	$1,628,220	$464,400	$(700,650)	$2,011,860
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$128,960	$72,280	$—	$201,240
Accrued liabilities	—	96,040	40,800	—	136,840
Current maturities, long-term debt	—	4,820	6,060	—	10,880
Total current liabilities	—	229,820	119,140	—	348,960
Long-term debt	400,000	360,740	6,190	—	766,930
Deferred income taxes	—	95,530	25,990	—	121,520
Minority interest	—	—	800	—	800
Other long-term liabilities	—	148,620	5,140	—	153,760
Intercompany accounts, net	(400,000)	322,450	77,550	—	—
Total liabilities	—	1,157,160	234,810	—	1,391,970
Redeemable preferred stock	73,980	—	—	—	73,980
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,730	—	—	—	42,730
Paid-in capital	692,400	—	—	—	692,400
Accumulated deficit	(234,750)	—	—	—	(234,750)
Accumulated other comprehensive income	45,530	—	—	—	45,530
Investment by Parent/Guarantor	—	471,060	229,590	(700,650)	—
Total shareholders' equity	545,910	471,060	229,590	(700,650)	545,910
Total liabilities, redeemable stock and shareholders' equity	$619,890	$1,628,220	$464,400	$(700,650)	$2,011,860

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Year Ended January 2, 2005

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net sales	$—	$1,580,100	$424,160	$—	$2,004,260
Cost of sales	—	(1,491,350)	(339,900)	—	(1,831,250)
Gross profit	—	88,750	84,260	—	173,010
Selling, general and administrative expenses	—	(110,690)	(22,560)	—	(133,250)
Restructuring charges	—	(1,370)	(1,380)	—	(2,750)
Loss on disposition of manufacturing facilities	—	(7,600)	—	—	(7,600)
Operating profit (loss)	—	(30,910)	60,320	—	29,410
Other expense, net:
Interest expense	—	(79,280)	(2,860)	—	(82,140)
Preferred stock dividends and accretion	(19,900)	—	—	—	(19,900)
Non-cash gain on maturity of interest rate arrangements	—	6,570	—	—	6,570
Equity gain (loss) from affiliates, net	1,450	—	—	—	1,450
Gain on sale of equity investments	8,020	—	—	—	8,020
Other, net	—	(6,340)	(1,930)	—	(8,270)
Other expense, net	(10,430)	(79,050)	(4,790)	—	(94,270)
Income (loss) before income taxes	(10,430)	(109,960)	55,530	—	(64,860)
Income tax expense (benefit)	—	(40,640)	3,770	—	(36,870)
Equity in net income of subsidiaries	(17,560)	51,760	—	(34,200)	—
Earnings (loss) attributable to common stock	$(27,990)	$(17,560)	$51,760	$(34,200)	$(27,990)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Year Ended December 28, 2003

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net sales	$—	$1,154,470	$353,730	$—	$1,508,200
Cost of sales	—	(1,060,220)	(292,450)	—	(1,352,670)
Gross profit	—	94,250	61,280	—	155,530
Selling, general and administrative expenses	—	(99,360)	(17,870)	—	(117,230)
Restructuring charges	—	(11,550)	(1,580)	—	(13,130)
Asset impairment	—	(4,870)	—	—	(4,870)
Operating profit (loss)	—	(21,530)	41,830	—	20,300
Other expense, net:
Interest expense	—	(69,640)	(5,870)	—	(75,510)
Equity gain (loss) from affiliates, net	(20,700)	—	—	—	(20,700)
Other, net	—	(11,690)	3,610	—	(8,080)
Other expense, net	(20,700)	(81,330)	(2,260)	—	(104,290)
Income (loss) before income taxes	(20,700)	(102,860)	39,570	—	(83,990)
Income tax expense (benefit)	—	(27,440)	18,780	—	(8,660)
Equity in net income of subsidiaries	(54,630)	20,790	—	33,840	—
Net income (loss)	(75,330)	(54,630)	20,790	33,840	(75,330)
Preferred stock dividends	9,260	—	—	—	9,260
Earnings (loss) attributable to common stock	$(84,590)	$(54,630)	$20,790	$33,840	$(84,590)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Year Ended December 29, 2002

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net sales	$—	$1,165,130	$627,070	$—	$1,792,200
Cost of sales	—	(1,029,500)	(469,060)	—	(1,498,560)
Gross profit	—	135,630	158,010	—	293,640
Selling, general and administrative expenses	—	(106,070)	(75,390)	—	(181,460)
Restructuring charges	—	(3,470)	—	—	(3,470)
Operating profit	—	26,090	82,620	—	108,710
Other expense, net:
Interest expense	—	(87,280)	(3,720)	—	(91,000)
Loss on repurchase of debentures and early retirement of term loans	—	(68,860)	—	—	(68,860)
Loss on interest rate arrangements upon early retirement of term loans	—	(7,550)	—	—	(7,550)
Equity gain (loss) from affiliates, net	(1,410)	—			(1,410)
Other, net	—	(10,670)	1,690	—	(8,980)
Other expense, net	(1,410)	(174,360)	(2,030)	—	(177,800)
Income (loss) before income taxes	(1,410)	(148,270)	80,590	—	(69,090)
Income tax expense (benefit)	—	(56,970)	16,010	—	(40,960)
Equity in net income of subsidiaries	(63,350)	64,580	—	(1,230)	—
Net income (loss) before cumulative effect of change in accounting principle	(64,760)	(26,720)	64,580	(1,230)	(28,130)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(36,630)	—	—	(36,630)
Net income (loss)	(64,760)	(63,350)	64,580	(1,230)	(64,760)
Preferred stock dividends	9,120	—	—	—	9,120
Earnings (loss) attributable to common stock	$(73,880)	$(63,350)	$64,580	$(1,230)	$(73,880)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Year Ended January 2, 2005

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$37,250	$42,130	$—	$79,380
Cash flows from investing activities:
Capital expenditures	—	(112,160)	(40,280)	—	(152,440)
Acquisition of business, net of cash received	—	(203,870)	—	—	(203,870)
Proceeds from sale/leaseback of fixed assets	—	91,520	—	—	91,520
Disposition of manufacturing facilities	—	(500)	—	—	(500)
Proceeds from sale of equity investments	33,830	—	—	—	33,830
Proceeds on sale of joint venture	—	1,260	—	—	1,260
Net cash provided by (used for) investing activities	33,830	(223,750)	(40,280)	—	(230,200)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(1,320)	—	—	(1,320)
Proceeds of revolving credit facility	—	279,450	—	—	279,450
Principal payments of revolving credit facility	—	(215,910)	—	—	(215,910)
Proceeds of senior subordinated notes, due 2014	26,920	—	—	—	26,920
Proceeds of other debt	—	—	3,740	—	3,740
Principal payments of other debt	—	(4,530)	(5,310)	—	(9,840)
Capitalization of debt financing fees	—	(1,380)	—	—	(1,380)
Issuance of Series A-1 preferred stock	55,340	—	—	—	55,340
Net cash provided by (used for) financing activities	82,260	56,310	(1,570)	—	137,000
Change in intercompany accounts	(116,090)	119,440	(3,350)	—	—
Net increase (decrease) in cash	—	(10,750)	(3,070)	—	(13,820)
Cash and cash equivalents, beginning of period	—	10,750	3,070	—	13,820
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Year Ended December 28, 2003

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$(61,410)	$160,650	$—	$99,240
Cash flows from investing activities:
Capital expenditures	—	(104,580)	(26,140)	—	(130,720)
Disposition of businesses to a related party	—	—	22,570	—	22,570
Acquisition of business, net of cash received	—	(7,650)	—	—	(7,650)
Proceeds from sale/leaseback of fixed assets	—	16,970	—	—	16,970
Proceeds from sale of TriMas shares	20,000	—	—	—	20,000
Investment in joint venture	—	(20,000)	—	—	(20,000)
Net cash provided by (used for) investing activities	20,000	(115,260)	(3,570)	—	(98,830)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(47,600)	—	—	(47,600)
Proceeds of revolving credit facility	—	180,000	—	—	180,000
Principal payments of revolving credit facility	—	(180,000)	—	—	(180,000)
Proceeds of senior notes, due 2013	150,000	—	—	—	150,000
Principal payments of convertible subordinated debentures, due 2003	(98,530)	—	—	—	(98,530)
Proceeds of other debt	—	—	1,940	—	1,940
Principal payments of other debt	—	(4,080)	(5,100)	—	(9,180)
Capitalization of debt financing fees		(2,350)	—	—	(2,350)
Net cash provided by (used for) financing activities	51,470	(54,030)	(3,160)	—	(5,720)
Change in intercompany accounts	(71,470)	226,840	(155,370)	—	—
Net increase (decrease) in cash	—	(3,860)	(1,450)	—	(5,310)
Cash and cash equivalents, beginning of period	—	14,610	4,520	—	19,130
Cash and cash equivalents, end of period	$—	$10,750	$3,070	$—	$13,820

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Year Ended December 29, 2002

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$(79,380)	$14,270	$—	$(65,110)
Cash flows from investing activities:
Capital expenditures	—	(82,970)	(33,480)	—	(116,450)
Disposition of businesses to a related party	—	—	840,000	—	840,000
Proceeds from sale/leaseback of fixed assets	—	52,180	—	—	52,180
Net cash provided by (used for) investing activities	—	(30,790)	806,520	—	775,730
Cash flows from financing activities:
Proceeds of term loan facilities	—	400,000	—	—	400,000
Principal payments of term loan facilities	—	(671,850)	(440,600)	—	(1,112,450)
Proceeds of revolving credit facility	—	324,800	—	—	324,800
Principal payments of revolving credit facility	—	(324,800)	—	—	(324,800)
Proceeds of senior subordinated notes, due 2012	250,000	—	—	—	250,000
Principal payments of convertible subordinated debentures, due 2003 (net of $1.2 million non-cash portion of repurchase)	—	(205,290)	—	—	(205,290)
Proceeds of other debt	—	—	920	—	920
Principal payments of other debt	—	(2,130)	(3,960)	—	(6,090)
Capitalization of debt financing fees	—	(12,100)	—	—	(12,100)
Penalties on early extinguishment of debt	—	(6,480)	—	—	(6,480)
Change in intercompany accounts	(250,000)	622,550	(372,550)	—	—
Net cash provided by (used for) financing activities	—	124,700	(816,190)	—	(691,490)
Net increase (decrease) in cash	—	14,530	4,600	—	19,130
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$14,530	$4,600	$—	$19,130

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.    Controls and Procedures.

In connection with its audit of the Company's financial statements as of January 2, 2005, KPMG advised the Company in March 2005 that the following items constituted material weaknesses: the extent to which manual journal entries at the plant level were able to be made without appropriate review or supporting documentation; the extent to which manual corporate level adjustments were required in the consolidation and financial reporting/close process; the need to perform regular, detailed account analyses and reconciliations; the need to improve controls to limit access to accounts payable and vendor files; the need to enhance controls related to fixed assets to ensure, among other things, timely asset classifications and the need to develop a process for controlling access to its various information technology systems. These material weaknesses, if unaddressed, could result in material errors in the Company's financial statements.

KPMG has made a number of business recommendations relating to the above-referenced material weaknesses. The Company had also been informed by KPMG in October 2004 of certain of these material weaknesses. The Company continues to review and implement remedial measures to compensate for these weaknesses, including additional oversight, centralized reconciliations and personnel reassignments.

The Company believes that certain of the issues highlighted above are caused in part by the predecessor companies' previously highly decentralized structure and the integration of their various financial systems, which current management has been addressing over time since the acquisition of the Company in November 2000.

The Company continues to devote substantial resources to the improvement and review of its control processes and procedures. The Company has taken actions or considered actions to address concerns and issues referred to above, and intends to continue taking actions as necessary to further address such concerns and issues, by (1) making personnel and organizational changes; (2) improving communications and internal reporting; (3) simplifying and making consistent various accounting policies and procedures and enhancing related documentation; (4) significantly expanding its training programs for both accounting and non-accounting employees related to accounting matters; (5) increasing management's focus on internal controls and improving the extent and timing of management oversight in a number of areas; and (6) implementing processes and procedures to reduce manual interventions and adjustments and more appropriately limit access to certain files and systems. The Company's Audit Committee and its Board of Directors have reviewed the actions undertaken to date in response to the material weaknesses outlined above and have authorized actions to improve control processes and procedures.

Specific remedial actions that have been undertaken since the Independent Investigation in 2004 include the following:

•	substantial additional training of accounting personnel and non-accounting personnel in accounting matters, including a Senior Financial Director of European operations;

•	revised incentive compensation system to eliminate plant specific performance criteria in favor of division-wide criteria;

•	in order to improve consistency in the financial reporting process, we appointed a Financial Controller to oversee all North American plant controllers and work to ensure that public reporting requirements are understood throughout the North American plants;

•	appointed a Director, Sarbanes Oxley Implementation in order to manage the Company's efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

•	hired new members of the corporate accounting staff to work closely with plant operating personnel and institute fixed asset inventory and construction-in-progress analysis improvements;

•	improved corporate accounting policies and procedures documentation, including the institution of quarterly updates on accounting policy and procedure changes;

•	improved internal controls over financial reporting at the Company's European locations by reorganizing the reporting structure and requiring all European plant controllers to report directly to a Senior Finance Director that, in turn, reports directly to the Chief Financial Officer;

•	separated assignments, responsibility and access between the accounts payable group and central procurement group; and

•	improved procedures and review processes relative to plant manual journal entries, including the adoption of a new corporate policy requiring pre-approval of manual journal entries exceeding certain designated thresholds.

The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of internal control weaknesses and business recommendations identified by its auditors and intends to implement further actions in its continuing efforts to strengthen the control process.

In addition, the Company is undertaking a thorough review of its internal controls, including information technology systems and financial reporting as part of the Company's preparation for compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. Given the need to fully remedy the internal control weaknesses identified by KPMG, there can be no assurance that the Company will be able to remedy these weaknesses and take other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the required compliance date, which is the beginning of fiscal 2006.

Disclosure Controls and Procedures

Concurrent with the annual audit of the Company's financial statements, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that they will meet their objectives as of January 2, 2005. Consequently, in connection with the preparation of this Annual Report, management of the Company undertook and completed reconciliations, analyses and reviews in addition to those historically completed to confirm that this Annual Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles.

Item 9B.    Other Information.

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before May 2, 2005, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before May 2, 2005, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before May 2, 2005, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before May 2, 2005, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before May 2, 2005, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(A)    Listing of Documents.

(1)	Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at January 2, 2005 and December 28, 2003, and for the periods ended January 2, 2005, December 28, 2003 and December 29, 2002, consist of the following:

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Cash Flows

Consolidated Statement of Shareholders' Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

Financial Statement Schedule of the Company appended hereto, as required for the periods ended January 2, 2005, December 28, 2003 and December 29, 2002, consist of the following:

Valuation and Qualifying Accounts

(3)    Exhibits.

Exhibit Number	Description of Exhibit
2.1	Recapitalization Agreement, dated as of August 1, 2000, between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC (including Amendment No. 1 to the Recapitalization Agreement dated October 23, 2000 and Amendment No. 2 to the Recapitalization Agreement dated November 28, 2000) (Incorporated by reference to Exhibit 2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
3.1	Restated Certificate of Incorporation of MascoTech, Inc. (Incorporated by reference to Exhibit 3.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Metaldyne Corporation, as amended (Incorporated by reference to Exhibit 3.2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
3.3	Certificate of Designation of Series A-1 Preferred Stock and Series A-2 Preferred Stock (Incorporated by reference to Exhibit 10.5 to Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002).
3.4	Certificate of Designation of Series B Preferred Stock.
4.1	Shareholders Agreement, dated as of November 28, 2000, by and among MascoTech, Inc., Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors party thereto (Incorporated by reference to Exhibit 10.20 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
4.2	Indenture relating to the 11% Senior Subordinated Notes due 2012, dated as of June 20, 2002, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).

Exhibit Number	Description of Exhibit
4.3	Form of note relating to the 11% Senior Subordinated Notes due 2012 (Incorporated by reference to Exhibit 4.2 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.4	Registration Rights Agreement relating to the notes, dated as of June 20, 2002, by and among Metaldyne Corporation and the parties named therein (Incorporated by reference to Exhibit 4.3 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.5	Indenture relating to the 10% Senior Subordinated Notes due 2013, dated as of December 31, 2003, by and among Metaldyne Corporation, the Guarantors named therein and the Trustee (as defined therein) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
4.6	Form of note relating to the 10% Senior Subordinated Notes due 2013 (included in Exhibit 4.5).
4.7	Registration Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
4.8	Indenture relating to the 10% Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.8 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
4.9	Form of note relating to the 10% Senior Notes due 2013 (included in Exhibit 4.8).
4.10	Registration Rights Agreement relating to the Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.10 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.1	Assumption and Indemnification Agreement, dated as of May 1, 1984, between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.2	Credit Agreement, dated as of November 28, 2000, as amended and restated as of June 20, 2002, by and among Metaldyne Corporation, Metaldyne Company, the foreign subsidiary borrowers party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent and collateral agent (the "Amended and Restated Credit Agreement") (Incorporated by reference to Exhibit 10 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.2.1	Amendment No. 1 and Agreement to the Amended and Restated Credit Agreement dated July 15, 2003 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Report on Form 10-Q for the period ended June 29, 2003).
10.2.2	Waiver and Agreement to the Amended and Restated Credit Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).

Exhibit Number	Description of Exhibit
10.2.3	Waiver and Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 26, 2004 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.2.4	Waiver and Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of September 29, 2004 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed October 1, 2004).
10.2.5	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of December 21, 2004 (Incorporated by reference to Exhibit 99.1 to Metaldyne Corporation's Current Report on Form 8-K filed December 27, 2004).
10.3	Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc. the Sellers named therein and MTSPC, Inc., as Purchaser (Incorporated by reference to Exhibit 10.2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
10.3.1	Commitment Letter dated as of March 31, 2005, between Metaldyne Corporation and General Electric Capital Corporation, relating to an extension of the existing accounts receivable securitization facility and a replacement accounts receivable securitization facility.
10.4	Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC, Inc., MascoTech, Inc., The Chase Manhattan Bank, and the other parties named therein (Incorporated by reference to Exhibit 10.3 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
10.4.1	Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.4.2	Amendment No. 2 to the Receivables Transfer Agreement dated as of March 23, 2001 (Incorporated by reference to Exhibit 10.21 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.3	Amendment No. 3 to the Receivables Transfer Agreement dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.22 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.4	Amendment No. 4 to the Receivables Transfer Agreement dated as of October 18, 2001 (Incorporated by reference to Exhibit 10.23 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.5	Amendment No. 5 to the Receivables Transfer Agreement dated as of March 15, 2002.
10.4.6	Amendment No. 6 to the Receivables Transfer Agreement dated as of February 13, 2003.
10.4.7	Waiver and Agreement to the Receivables Transfer Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.4.8	Waiver and Agreement to the Receivables Transfer Agreement, dated as of May 26, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed May 28, 2004).
10.4.9	Waiver and Agreement to the Receivables Transfer Agreement, dated as of September 29, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed October 1, 2004).

Exhibit Number	Description of Exhibit
10.5	Master Lease Agreement, dated as of December 21, 2000, between General Electric Capital Corporation and Simpson Industries, Inc (Incorporated by reference to Exhibit 10.7 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.6	Metaldyne Corporation 2001 Long Term Incentive and Share Award Plan (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation's Registration Statement of Form S-8 filed April 15, 2002).
10.7	MascoTech, Inc. Supplemental Executive Retirement and Disability Plan (Incorporated by reference to Exhibit 10.n to MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Description of the MascoTech, Inc. program for Estate, Financial Planning and Tax Assistance (Incorporated by reference to Exhibit 10.x to MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).
10.9	Description of the Metaldyne Annual Value Creation Plan (Incorporated by reference to Exhibit 10.9 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.10	Description of the Metaldyne Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.11	Metaldyne Corporation Voluntary Stock Option Exchange Program Offer Summary (Incorporated by reference to Exhibit 10.11 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.12	Joint Venture Formation Agreement, dated as of December 8, 2002, by and among NC-M Chassis Systems, LLC, DaimlerChrysler Corporation and Metaldyne Corporation (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002).
10.13	Investor Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
10.14	Asset Purchase Agreement, dated as of May 9, 2003, by and among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 29, 2003).
10.15	Fittings Facility Sublease, dated May 9, 2003, by and between Metaldyne Company LLC and Fittings Products Co., LLC (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Report Quarterly on Form 10-Q for the period ended June 29, 2003).
10.16	Employment Agreement between Metaldyne Corporation and Timothy Leuliette (as amended) (Incorporated by reference to Exhibit 10.16 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.17	Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended September 28, 2003.)

Exhibit Number	Description of Exhibit
10.17.1	Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.17.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.18	Employment Agreement between Metaldyne Corporation and Bruce Swift (as amended) (Incorporated by reference to Exhibit 10.18 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.19	Employment Agreement between Metaldyne Corporation and Joseph Nowak (as amended) (Incorporated by reference to Exhibit 10.19 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.20	Employment Agreement between Metaldyne Corporation and George Thanopolous (Incorporated by reference to Exhibit 10.20 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.24	Release Agreement between Metaldyne Corporation and George Thanopolous (Incorporated by reference to Exhibit 10.24 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.25	Change of Control Agreement, dated August 11, 2004, between Metaldyne Corporation and Thomas Chambers (Incorporated by reference to Exhibit 10.25 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.26	Release Agreement between Metaldyne Corporation and Bruce Swift (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed January 20, 2005).
10.27	Employment Agreement between Metaldyne Corporation and Thomas Amato (as amended).
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
21.1	Subsidiaries of Metaldyne Corporation (Incorporated by reference to Exhibit 21.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of KPMG LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metaldyne Corporation
By: /s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil Executive Vice President and Chief Financial Officer (Chief Accounting Officer and Authorized Signatory) March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy D. Leuliette	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2005

Timothy D. Leuliette

/s/ Jeffrey M. Stafeil	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	March 31, 2005

Jeffrey M. Stafeil

/s/ J. Michael Losh	Director	March 31, 2005

J. Michael Losh

/s/ Gary M. Banks	Director	March 31, 2005

Gary M. Banks

/s/ Charles E. Becker	Director	March 31, 2005

Charles E. Becker

/s/ Marshall A. Cohen	Director	March 31, 2005

Marshall A. Cohen

/s/ Cynthia L. Hess	Director	March 31, 2005

Cynthia L. Hess

/s/ Richard A. Manoogian	Director	March 31, 2005

Richard A. Manoogian

/s/ Wendy B. Needham	Director	March 31, 2005

Wendy B. Needham

/s/ David A. Stockman	Director	March 31, 2005

David A. Stockman

/s/ Daniel P. Tredwell	Director	March 31, 2005

Daniel P. Tredwell

/s/ Samuel Valenti, III	Director	March 31, 2005

Samuel Valenti, III

METALDYNE CORPORATION

FINANCIAL STATEMENT SCHEDULE
PURSUANT TO ITEM 14(A)(2) OF FORM 10-K
ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED JANUARY 2, 2005

Schedule, as required for the years ended January 2, 2005, December 28, 2003 and December 29, 2002.

Page
II. Valuation and Qualifying Accounts	108

METALDYNE CORPORATION
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Period
			(A)	(B)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2004	$3,090,000	$(90,000)	$860,000	$1,120,000	$2,740,000
2003	$3,820,000	$2,390,000	$(1,700,000)	$1,420,000	$3,090,000
2002	$5,380,000	$2,970,000	$(2,400,000)	$2,130,000	$3,820,000

Notes:

(A) Allowance of companies acquired, reduction of allowance for companies divested, and other adjustments, net.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Recapitalization Agreement, dated as of August 1, 2000, between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC (including Amendment No. 1 to the Recapitalization Agreement dated October 23, 2000 and Amendment No. 2 to the Recapitalization Agreement dated November 28, 2000) (Incorporated by reference to Exhibit 2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
3.1	Restated Certificate of Incorporation of MascoTech, Inc. (Incorporated by reference to Exhibit 3.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Metaldyne Corporation, as amended (Incorporated by reference to Exhibit 3.2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
3.3	Certificate of Designation of Series A-1 Preferred Stock and Series A-2 Preferred Stock (Incorporated by reference to Exhibit 10.5 to Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002).
3.4	Certificate of Designation of Series B Preferred Stock.
4.1	Shareholders Agreement, dated as of November 28, 2000, by and among MascoTech, Inc., Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors party thereto (Incorporated by reference to Exhibit 10.20 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
4.2	Indenture relating to the 11% Senior Subordinated Notes due 2012, dated as of June 20, 2002, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.3	Form of note relating to the 11% Senior Subordinated Notes due 2012 (Incorporated by reference to Exhibit 4.2 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.4	Registration Rights Agreement relating to the notes, dated as of June 20, 2002, by and among Metaldyne Corporation and the parties named therein (Incorporated by reference to Exhibit 4.3 to Metaldyne Corporation's Registration Statement on Form S-4 filed on September 10, 2002).
4.5	Indenture relating to the 10% Senior Subordinated Notes due 2013, dated as of December 31, 2003, by and among Metaldyne Corporation, the Guarantors named therein and the Trustee (as defined therein) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
4.6	Form of note relating to the 10% Senior Subordinated Notes due 2013 (included in Exhibit 4.5).
4.7	Registration Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).

Exhibit Number	Description of Exhibit
4.8	Indenture relating to the 10% Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.8 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
4.9	Form of note relating to the 10% Senior Notes due 2013 (included in Exhibit 4.8).
4.10	Registration Rights Agreement relating to the Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.10 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.1	Assumption and Indemnification Agreement, dated as of May 1, 1984, between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.2	Credit Agreement, dated as of November 28, 2000, as amended and restated as of June 20, 2003, by and among Metaldyne Corporation, Metaldyne Company, the foreign subsidiary borrowers party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent and collateral agent (the "Amended and Restated Credit Agreement") (Incorporated by reference to Exhibit 10 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.2.1	Amendment No. 1 and Agreement to the Amended and Restated Credit Agreement dated July 15, 2003 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Report on Form 10-Q for the period ended June 29, 2003).
10.2.2	Waiver and Agreement to the Amended and Restated Credit Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.2.3	Waiver and Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 26, 2004 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.2.4	Waiver and Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of September 29, 2004 (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed October 1, 2004).
10.2.5	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of December 21, 2004 (Incorporated by reference to Exhibit 99.1 to Metaldyne Corporation's Current Report on Form 8-K filed December 27, 2004).
10.3	Receivables Purchase Agreement dated as of November 28, 2000 among MascoTech, Inc. the Sellers named therein and MTSPC, Inc., as Purchaser (Incorporated by reference to Exhibit 10.2 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
10.3.1	Commitment Letter dated as of March 31, 2005, between Metaldyne Corporation and General Electric Capital Corporation, relating to an extension of the existing accounts receivable securitization facility and a replacement accounts receivable securitization facility.

Exhibit Number	Description of Exhibit
10.4	Receivables Transfer Agreement dated as of November 28, 2000 by and among MTSPC, Inc., MascoTech, Inc., The Chase Manhattan Bank, and the other parties named herein (Incorporated by reference to Exhibit 10.3 to MascoTech, Inc.'s Registration Statement on Form S-1 filed December 27, 2000).
10.4.1	Amendment No. 1 to Receivables Transfer Agreement dated as of December 15, 2000 (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.4.2	Amendment No. 2 to the Receivables Transfer Agreement dated as of March 23, 2001 (Incorporated by reference to Exhibit 10.21 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.3	Amendment No. 3 to the Receivables Transfer Agreement dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.22 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.4	Amendment No. 4 to the Receivables Transfer Agreement dated as of October 18, 2001 (Incorporated by reference to Exhibit 10.23 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.5	Amendment No. 5 to the Receivables Transfer Agreement dated as of March 15, 2002.
10.4.6	Amendment No. 6 to the Receivables Transfer Agreement dated as of February 13, 2003.
10.4.7	Waiver and Agreement to the Receivables Transfer Agreement, dated as of April 1, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed April 5, 2004).
10.4.8	Waiver and Agreement to the Receivables Transfer Agreement, dated as of May 26, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed May 28, 2004).
10.4.9	Waiver and Agreement to the Receivables Transfer Agreement, dated as of September 29, 2004 (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Current Report on Form 8-K filed October 1, 2004).
10.5	Master Lease Agreement, dated as of December 21, 2000, between General Electric Capital Corporation and Simpson Industries, Inc. (Incorporated by reference to Exhibit 10.7 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.6	Metaldyne Corporation 2001 Long Term Incentive and Share Award Plan (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation's Registration Statement of Form S-8 filed April 15, 2002).
10.7	MascoTech, Inc. Supplemental Executive Retirement and Disability Plan (Incorporated by reference to Exhibit 10.n to MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Description of the MascoTech, Inc. program for Estate, Financial Planning and Tax Assistance (Incorporated by reference to Exhibit 10.x to MascoTech, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).
10.9	Description of the Metaldyne Annual Value Creation Plan (Incorporated by reference to Exhibit 10.9 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).

Exhibit Number	Description of Exhibit
10.10	Description of the Metaldyne Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.11	Metaldyne Corporation Voluntary Stock Option Exchange Program Offer Summary (Incorporated by reference to Exhibit 10.11to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.12	Joint Venture Formation Agreement, dated as of December 8, 2002, by and among NC-M Chassis Systems, LLC, DaimlerChrysler Corporation and Metaldyne Corporation (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed December 11, 2002).
10.13	Investor Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.2 toMetaldyne Corporation's Current Report on Form 8-K filed January 14, 2004).
10.14	Asset Purchase Agreement, dated as of May 9, 2003, by and among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 29, 2003).
10.15	Fittings Facility Sublease, dated May 9, 2003, by and between Metaldyne Company LLC and Fittings Products Co., LLC (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended June 29, 2003).
10.16	Employment Agreement between Metaldyne Corporation and Timothy Leuliette (as amended) (Incorporated by reference to Exhibit 10.16 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.17	Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Quarterly Report on Form 10-Q for the period ended September 28, 2003.)
10.17.1	Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.17.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.18	Employment Agreement between Metaldyne Corporation and Bruce Swift (as amended) (Incorporated by reference to Exhibit 10.18 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.19	Employment Agreement between Metaldyne Corporation and Joseph Nowak (as amended) (Incorporated by reference to Exhibit 10.19 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.20	Employment Agreement between Metaldyne Corporation and George Thanopolous (Incorporated by reference to Exhibit 10.20 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.24	Release Agreement between Metaldyne Corporation and George Thanopolous (Incorporated by reference to Exhibit 10.24 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
10.25	Change of Control Agreement, dated August 11, 2004, between Metaldyne Corporation and Thomas Chambers (Incorporated by reference to Exhibit 10.25 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).

Exhibit Number	Description of Exhibit
10.26	Release Agreement between Metaldyne Corporation and Bruce Swift (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation's Current Report on Form 8-K filed January 20, 2005).
10.27	Employment Agreement between Metaldyne Corporation and Thomas Amato (as amended).
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
21.1	Subsidiaries of Metaldyne Corporation (Incorporated by reference to Exhibit 21.1 to Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 28, 2003).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of KPMG LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.