Form 10-Q
period 2005-04-03
METALDYNE CORP
filed 2005-05-18
CIK 745448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED APRIL 3, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES          NO

There is currently no public market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Shares outstanding at May 1, 2005
Common stock, par value $1 per share	42,844,760

METALDYNE CORPORATION

INDEX

		Page No.
Part I.	Financial Information	2
Item 1.	Financial Statements	2
	Consolidated Balance Sheets – April 3, 2005 and January 2, 2005	2
	Consolidated Statements of Operations for the Three Months Ended April 3, 2005 and March 28, 2004	3
	Consolidated Statements of Cash Flows for the Three Months Ended April 3, 2005 and March 28, 2004	4
	Notes to Consolidated Financial Statements	5-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-39
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	40
Item 4.	Controls and Procedures	41-42
Part II.	Other Information and Signature	43-44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
April 3, 2005 and January 2, 2005
(Dollars in thousands except per share amounts)

	April 3, 2005	January 2, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Receivables, net:
Trade, net of allowance for doubtful accounts	154,530	165,850
TriMas	2,930	2,830
Other	16,190	12,930
Total receivables, net	173,650	181,610
Inventories	135,000	127,020
Deferred and refundable income taxes	17,640	18,470
Prepaid expenses and other assets	39,130	36,650
Total current assets	365,420	363,750
Equity investments and receivables in affiliates	106,810	107,040
Property and equipment, net	844,290	856,250
Excess of cost over net assets of acquired companies	614,120	626,240
Intangible and other assets	233,450	241,470
Total assets	$2,164,090	$2,194,750

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$287,670	$286,590
Accrued liabilities	123,710	117,050
Current maturities, long-term debt	9,380	12,250
Total current liabilities	420,760	415,890
Long-term debt	849,460	855,450
Deferred income taxes	76,960	88,910
Minority interest	670	650
Other long-term liabilities	136,790	142,700
Redeemable preferred stock, (aggregate liquidation value $164.5 million and $159.3 million at April 3, 2005 and January 2, 2005, respectively).
Authorized: 1,198,693 shares; Outstanding: 1,189,694 shares	154,630	149,190
Total liabilities	1,639,270	1,652,790

Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million shares	42,840	42,830
Paid-in capital	698,870	698,870
Accumulated deficit	(266,240)	(262,740)
Accumulated other comprehensive income	49,350	63,000
Total shareholders' equity	524,820	541,960
Total liabilities and shareholders' equity	$2,164,090	$2,194,750

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands except per share data)

	Three Months Ended
	(Unaudited)
	April 3, 2005	March 28, 2004

Net sales	$578,750	$481,140
Cost of sales	(525,870)	(428,930)
Gross profit	52,880	52,210
Selling, general and administrative expenses	(27,740)	(31,220)
Restructuring charges	(1,290)	(190)
Loss on disposition of manufacturing facilities	—	(7,600)
Operating profit	23,850	13,200
Other expense, net:
Interest:
Interest expense	(22,600)	(20,100)
Preferred stock dividends and accretion	(5,440)	(4,260)
Non-cash gain on maturity of interest rate arrangements	—	6,590
Equity gain from affiliates, net	610	1,460
Other, net	(1,810)	(2,380)
Other expense, net	(29,240)	(18,690)
Loss before income taxes	(5,390)	(5,490)
Income tax benefit	(1,890)	(240)
Net loss	$(3,500)	$(5,250)
Basic and diluted loss per share	$(0.08)	$(0.12)
Weighted average number of shares outstanding for basic and diluted loss per share	42,840	42,800

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	(Unaudited)
	April 3, 2005	March 28, 2004

Operating activities:
Net loss	$(3,500)	$(5,250)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	33,330	31,530
Non-cash stock award expense	—	230
Debt fee amortization	780	670
Fixed asset losses	550	320
Loss on disposition of manufacturing facilities	—	7,600
Deferred income taxes	(10,210)	20
Preferred stock dividends and accretion	5,440	4,260
Non-cash interest expense (interest accretion)	70	—
Non-cash gain on maturity of interest rate arrangements	—	(6,590)
Equity gain from affiliates, net	(610)	(1,460)
Other, net	880	70
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	(32,230)	(60,280)
Net proceeds of accounts receivable facility	37,020	98,580
Inventories	(9,290)	(11,310)
Prepaid expenses and other assets	(3,390)	(3,650)
Accounts payable and accrued liabilities	4,690	34,110
Net cash provided by operating activities	23,530	88,850
Investing activities:
Capital expenditures	(26,900)	(29,990)
Proceeds from sale/leaseback of fixed assets	6,490	64,960
Disposition of manufacturing facilities	—	(500)
(Payments for) reimbursement from acquisition of business, net of cash received	5,750	(203,870)
Net cash used for investing activities	(14,660)	(169,400)
Financing activities:
Principal payments of term loan facilities	—	(440)
Proceeds of revolving credit facility	65,000	70,000
Principal payments of revolving credit facility	(70,770)	(37,900)
Proceeds of senior subordinated notes, due 2014 (face value $31.7million) million, respectively	—	26,920
Proceeds of other debt	1,570	630
Principal payments of other debt	(4,620)	(2,260)
Issuance of Series A-1 preferred stock (face value $65.4 million)	—	55,340
Net cash provided by (used for) financing activities	(8,820)	112,290
Effect of exchange on cash	(50)	(60)
Net increase in cash	—	31,680
Cash and cash equivalents, beginning of period	—	13,820
Cash and cash equivalents, end of period	$—	$45,500
Supplementary cash flow information:
Cash paid for income taxes, net	$2,930	$1,510
Cash paid for interest	$11,430	$8,090
Noncash transactions – capital leases	$250	$4,980

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Other Information

Metaldyne Corporation ("Metaldyne" or "the Company") is a leading global manufacturer of highly engineered metal components for the global light vehicle market. The Company's products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications.

The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal year 2005 is comprised of fifty-two weeks and fiscal year 2004 is comprised of fifty-three weeks and end on January 1, 2006 and January 2, 2005, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the "2004 Form 10-K"). The results of operations for the period ended April 3, 2005 are not necessarily indicative of the results for the full year.

Certain prior year amounts have been reclassified to reflect current year classifications.

2.    Stock Options and Awards

The Company has a stock-based employee compensation plan and has issued equity-based incentives in various forms. The Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	(In thousands except per share amounts)
	Three Months Ended
	April 3, 2005	March 28, 2004
Net loss, as reported	$(3,500)	$(5,250)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(120)
Pro forma net loss	$(3,500)	$(5,370)
Earnings (loss) per share:
Basic and diluted – as reported	$(0.08)	$(0.12)
Basic and diluted – pro forma for stock-based compensation	$(0.08)	$(0.12)

Beginning in 2004, the Company offered eligible employees the opportunity to participate in a new Voluntary Stock Option Exchange Program (the "Program"), to exchange all of their outstanding options to purchase shares of the Company's common stock granted under the Long Term Equity Incentive Plan (the "Plan") for new stock options and restricted stock units to be granted under the Plan. Participation in the Program is voluntary. Elections were required to be received by January 14,

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2004, with new stock options to be granted on or after July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and those eligible employees not electing to participate in the new Program will continue to be eligible to participate in the existing Plan. There was no stock compensation expense for the quarter ended April 3, 2005.

3.    Accounts Receivable Securitization and Factoring Agreements

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of the Company. MTSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $150 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.0 million and $0.7 million for the three months ended April 3, 2005 and March 28, 2004, respectively, and is included in other expense, net in the Company's consolidated statement of operations. At April 3, 2005, the Company's funding under the facility was $100.3 million with no additional amounts available. The discount rate at April 3, 2005 was 3.78% compared to 3.35% at January 2, 2005. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.

The Company has entered into a Commitment Letter with General Electric Capital Corporation ("GECC") dated as of March 31, 2005 related to its existing accounts receivable securitization facility, which provides for amendments of the current facility and the eventual transition to a new accounts receivable securitization facility. The new facility is expected to increase the facility size to $225 million, improve advance rates and provide a term of the agreement for up to five years. See also Note 17, Subsequent Events.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of April, 3, 2005, the Company had available approximately $72 million from these commitments, and approximately $60 million of receivables were sold under these programs. The Company pays a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense of $0.4 million related to these agreements for the three months ended April 3, 2005 is recorded in other expense, net on the Company's consolidated statement of operations.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with certain customers. At April 3, 2005, the Company received approximately $21 million under the accelerated collection programs. The majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005. However, in addition to the above programs, the Company continues to collect approximately $22 million per month on an accelerated basis as a result of favorable payment terms that it negotiated with one of its customers, through agreements that run contractually from the beginning of 2004 through fiscal 2006. These payments are received on average 20 days after shipment of product to its customer. While the impact of the discontinuance of the accelerated collection programs may be partially offset by a greater utilization of the Company's accounts receivable securitization facility, the Company continues to examine other alternative programs in the marketplace, as well as enhanced terms directly from its customers.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

4.    Inventories

Inventories by component are as follows:

	(In thousands)
	April 3, 2005	January 2, 2005
Finished goods	$43,690	$42,310
Work in process	39,620	36,440
Raw materials	51,690	48,270
	$135,000	$127,020

5.    Excess of Cost over Net Assets of Acquired Companies and Intangible Assets

At April 3, 2005, the excess of cost over net assets of acquired companies ("goodwill") balance was approximately $614 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate. This assessment was completed for the year ended January 2, 2005. The assessment was performed again in the first quarter of 2005 in connection with the formation of the new reporting units pursuant to the change in operating segments. The assessment for the quarter ended April 3, 2005 indicated that the fair value of these units exceeded their carrying values.

For purposes of recognizing and measuring impairment of goodwill, the Company evaluates assets by operating segment, as this is the lowest level of independent cash flows ascertainable to evaluate impairment. Prior to 2005, the Company evaluated assets by reporting segment.

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of April 3, 2005			As of January 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$127,310	$(45,700)	9.0 years	$127,600	$(42,750)	9.0 years
Technology and Other	163,560	(48,390)	14.9 years	163,920	(45,260)	14.9 years
Total	$290,870	$(94,090)	14.0 years	$291,520	$(88,010)	14.0 years
Aggregate Amortization Expense (Included in Cost of Sales):
For the three months ended April 3, 2005		$6,080

Estimated Amortization Expense:
For the year ending December 31, 2005		23,410
For the year ending December 31, 2006		23,410
For the year ending December 31, 2007		22,640
For the year ending December 31, 2008		21,890
For the year ending December 31, 2009		21,890

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 3, 2005 are as follows:

	(In thousands)
	Chassis	Powertrain	Total
Balance as of January 2, 2005	$332,300	$293,940	$626,240
Exchange impact from foreign currency	(4,980)	(1,390)	(6,370)
New Castle adjustment	(5,750)	—	(5,750)
Balance as of April 3, 2005	$321,570	$292,550	$614,120

As a result of its reorganization in January 2005, the Company consolidated its operations into two segments: the Chassis segment and the Powertrain segment. This resulted in a change in the underlying reporting units and necessitated a reallocation of goodwill to the new reporting units based on relative fair values. The reallocation did not indicate an impairment of goodwill for the new reporting units based on expected future cash flows discounted at a 9.5% rate. However, if the discount rate were to increase to approximately 13% or if expected future operating margins were to decrease by approximately 12.5%, further goodwill impairment analysis would be necessary for one of the Company's reporting units.

6.    Derivative Financial Instruments

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

In February 2001, the Company entered into interest rate protection agreements with various financial institutions to hedge a portion of its interest rate risk related to the term loan borrowings under its credit facility. These agreements include two interest rate collars with a term of three years, a total notional amount of $200 million as of December 28, 2003 and a three-month LIBOR interest rate cap and floor of 7% and approximately 4.5%, respectively. The agreements also include four interest rate caps at a three-month LIBOR interest rate of 7% with a total notional amount of $301 million as of December 28, 2003.

All of the Company's interest rate protection arrangements matured in February 2004 and, as a result of their maturity, a cumulative non-cash pre-tax gain of $6.6 million was recorded and is reflected as a gain on maturity of interest rate arrangements in the Company's consolidated statement of operations for the three months ended March 28, 2004. Prior to the expiration of these agreements, the Company recognized additional interest expense of $1.1 million during the three months ended March 28, 2004.

7.    Segment Information

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

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

In January 2005, the Company reorganized and consolidated its operations into two segments: the Chassis segment and the Powertrain segment. The Chassis segment consists of the former Chassis operations plus a portion of the former Driveline operations, while the Powertrain segment consists of the former Engine operations combined with the remainder of the former Driveline operations. The prior year amounts have been restated to reflect these changes for comparison purposes.

CHASSIS — Manufactures components, modules and systems used in a variety of engineered chassis applications, including fittings, wheel-ends, axle shaft, knuckles and mini-corner assemblies. This segment utilizes a variety of processes including hot, warm and cold forging, powder metal forging and machinery and assembly.

POWERTRAIN — Manufactures a broad range of engine components, modules and systems, including sintered metal, powder metal, hydraulic controls, precision shafts, forged and tubular fabricated products used for a variety of applications. These applications include balance shaft modules and front cover assemblies. This segment also includes integrated program management used in a broad range of transmission applications. These applications include transmission and transfer case shafts and transmission valve bodies.

Segment activity for the three months ended April 3, 2005 and March 28, 2004 is as follows:

	(In thousands)
	Three Months Ended
	April 3, 2005	March 28, 2004
SALES
Chassis	$338,450	$267,360
Powertrain	240,300	213,780
Total sales	$578,750	$481,140
Adjusted EBITDA
Chassis	$27,690	$29,910
Powertrain	33,690	28,710
Operating EBITDA	61,380	58,620
Centralized resources ("Corporate")	(3,540)	(6,090)
Total Adjusted EBITDA	57,840	52,530
Depreciation & amortization	(33,330)	(31,530)
Loss on sale of manufacturing facilities	—	(7,600)
Non-cash stock award expense	—	(230)
Other, net included in Adjusted EBITDA	(660)	30
Operating profit	$23,850	$13,200

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

	(In thousands)
	April 3, 2005	January 2, 2005
Total Assets
Chassis	$1,008,780	$1,085,630
Powertrain	746,370	752,930
Corporate	408,940	356,190
Total assets	$2,164,090	$2,194,750

	Three Months Ended
	April 3, 2005	March 28, 2004
Capital Expenditures
Chassis	$12,120	$14,990
Powertrain	14,640	13,210
Corporate	140	1,790
Total capital expenditures	$26,900	$29,990

8.    Acquisitions

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

The consolidated statement of cash flows for the three months ended March 28, 2004 has been adjusted to reflect the final purchase price allocation of the New Castle acquisition.

In connection with the acquisition of New Castle, the Company recorded $33.6 million of tax deductible goodwill that is amortizable over a 15 year period. The tax deductible goodwill in excess of goodwill recorded in connection with the transaction for financial reporting purposes is attributable to the unamortized accretion, as of the issue date, of the 10% senior subordinated notes.

Also, in conjunction with the purchase agreement for the acquisition of New Castle, DaimlerChrysler agreed to reimburse the Company for potential equipment purchases related to production capacity for a specific product line. As reimbursement is received from DaimlerChrysler, the Company has recognized this as a reduction to the initial goodwill recorded at the time of this

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

acquisition. The Company anticipates total reimbursement of $8.3 million, of which approximately $5.8 million has been received as of April 3, 2005.

9.    Asset Impairments and Restructuring Related Integration Actions

Restructuring costs incurred for the three months ended April 3, 2005 were $1.3 million and primarily reflect headcount reductions related to the consolidation of the Company's operations into two segments. Costs incurred for the three months ended March 30, 2004 were $0.2 million and primarily reflect headcount reductions in the Company's Forging operations.

The Company expects to realize additional savings in 2005 from the 2004 restructuring actions as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

	(In thousands)
	Acquisition Related Severance Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	2005 Additional Severance and Other Exit Costs	Total
Balance at January 2, 2005	$710	$2,710	$510	$—	$3,930
Charges to expense	—	(240)	—	1,530	1,290
Cash payments	—	(910)	(180)	(860)	(1,950)
Balance at April 3, 2005	$710	$1,560	$330	$670	$3,270

The above amounts represent total estimated cash payments, of which $2.6 million and $5.0 million are recorded in accrued liabilities, with $0.7 million (which will primarily be paid out in fiscal 2006) and $2.0 million recorded in other long-term liabilities in the Company's consolidated balance sheet at April 3, 2005 and March 28, 2004, respectively.

10.    Dispositions

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

11.    Redeemable Preferred Stock

The Company has outstanding 644,540 shares of $64.5 million in liquidation value ($56.4 million fair value as of April 3, 2005) of Series A-1 preferred stock par value $1 and authorized 644,540 shares to DaimlerChrysler Corporation. The Company will accrete from the fair value to the liquidation value ratably over the ten-year period. The preferred stock is mandatorily redeemable on December 31, 2013. Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has outstanding 361,001 shares of $36.1 million in liquidation value ($34.4 million fair value as of April 3, 2005) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the fair value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

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

Preferred stock dividends (including accretion of $0.3 million in 2005) were $5.4 million and $4.3 million, while dividend cash payments were zero, for the three months ended April 3, 2005 and March 28, 2004, respectively. Unpaid accrued dividends were $45.4 million and $40.3 million at April 3, 2005 and January 2, 2005, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $154.6 million and $149.2 million in the Company's consolidated balance sheet at April 3, 2005 and January 2, 2005, respectively.

12.    Loss Per Share

The following reconciles the numerators and denominators used in the computations of basic and diluted earnings per common share:

	(In thousands except per share amounts)
	Three Months Ended
	April 3, 2005	March 28, 2004
Weighted average number of shares outstanding for basic and diluted	42,840	42,800
Loss used for basic and diluted earnings per share computation	$(3,500)	$(5,250)
Basic and diluted loss per share attributable to common stock	$(0.08)	$(0.12)

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2.7 million and 0.9 million of common shares as they are anti-dilutive at April 3, 2005 and March 28, 2004, respectively.

Contingently issuable shares, representing approximately 0.05 million restricted common shares, have an anti-dilutive effect on earnings per share for the three months ended April 3, 2005 and March 28, 2004.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

13.    Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the period was as follows:

	(In thousands)
	Three Months Ended
	April 3, 2005	March 28, 2004
Net loss	$(3,500)	$(5,250)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,740)	(4,950)
Change in the Company's portion of TriMas' currency translation adjustment	(910)	—
Interest rate agreements fair value adjustments (realized in 2004)	—	(6,590)
Total other comprehensive income (loss)	(13,650)	(11,540)
Total comprehensive loss	$(17,150)	$(16,790)

14.    Employee Benefit Plans

	(In thousands)
	Pension Benefits		Other Benefits
	For the three months ended		For the three months ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Components of Net Periodic Benefit Cost:
Service cost	$760	$780	$570	$300
Interest cost	4,490	4,340	800	780
Expected return on plan assets	(4,600)	(4,350)	—	—
Amortization of prior service cost	40	40	(90)	(60)
Recognized gain due to curtailments/settlements	—	—	(2,490)	—
Amortization of net loss	900	620	170	140
Net periodic benefit (gain) cost	$1,590	$1,430	$(1,040)	$1,160

Employer Contributions

Metaldyne previously disclosed in its financial statements for the year ended January 2, 2005, that it expected to contribute $24.0 million to its defined benefit pension plans in 2005. As of April 3, 2005, approximately $4.2 million of contributions have been made.

The Company also disclosed in its financial statements for the year ended January 2, 2005, that it expected to contribute approximately $10.6 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2005. The Company contributed approximately $2.9 million to its defined contribution plans as of April 3, 2005.

In December 2004, the Company announced that it will discontinue retiree medical and life insurance coverage to its salaried and nonunion retirees and their beneficiaries effective January 1, 2006. The Company recorded a curtailment gain of $2.5 million for the three months ended April 3, 2005 pursuant to this announcement, and is included in selling, general and administrative expenses in the Company's consolidated statement of operations.

15.    Commitments and Contingencies

The Company is subject to claims and litigation in the ordinary course of its business but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operations.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which it is aware that would have a material adverse effect on the Company's financial position or results of operations.

16.    New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for the Company at the beginning of its fiscal year 2006. The Company will then be required to record any compensation expense using the fair value method in connection with option grants to employees after adoption. Management is currently reviewing the provisions of this Statement and will adopt it no later than its fiscal year beginning January 2, 2006.

17.    Subsequent Events

On April 22, 2005, the Company entered into a sale-leaseback transaction for machinery and equipment with a third party lessor. The Company received $4.9 million cash as part of this transaction.

On April 29, 2005, the Company and its newly formed wholly owned special purpose subsidiary, MRFC, Inc., entered into a new accounts receivable financing facility with General Electric Capital Corporation ("GECC"). Concurrently with entering into the new facility, the Company's former accounts receivable financing facility with JPMorgan Chase Bank, N.A. (the "Former Facility") was repaid in full and terminated. The terms of the new facility are generally consistent with those of the Former Facility, but include (a) a maturity date of January 1, 2007, (b) improved customer concentration limits, (c) increased program availability and (d) adjustments to certain default triggers. The new facility further provides that upon the Company entering into an intercreditor agreement with the agent under its senior secured credit facilities, the Receivables Transfer Agreement will be automatically amended to (a) further increase program availability and (b) increase the applicable margin on LIBOR based drawings from 1.5% to 1.75% (increasing further 0.25% thereafter each 90 days to a maximum of 2.25%) and increase the applicable margin on Base Rate base drawings from 0.5% to 0.75% (increasing further 0.25% thereafter each 90 days to a maximum of 2.25%). If the Company has not entered into an intercreditor agreement with the agent under its senior secured

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

credit facilities within 60 days, then the improved terms of the new facility related to certain default triggers and certain customer concentration limits will revert back to the terms under the Former Facility.

On May 5, 2005, Standard & Poor's lowered its credit ratings of General Motors Corporation and Ford Motor Company, two of the Company's largest customers. As a result, the concentration limits under the Company's new accounts receivable financing facility for each of these two customers was adversely affected and program availability would have been correspondingly reduced by approximately $13 million as of the first reporting period after the downgrades. The Company received a temporary amendment from GECC to reverse the impact of the downgrades on the Company's liquidity. The amendment expires on May 31, 2005 if GECC has not entered into an intercreditor agreement with JPMorgan Chase Bank, N.A., as administrative agent under the Company's senior credit facility. The intercreditor agreement requires the approval of a majority of the lenders under the Company's senior credit facility. If the amendment expires without the intercreditor agreement being entered into, the Company's accounts receivable program availability will be reduced. Any such reduction may adversely affect the Company's liquidity. Any further downgrades of the Company or its largest customers may have a further adverse effect on its liquidity.

18.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)	Condensed consolidating financial statements as of April 3, 2005 and January 2, 2005, and for the three months ended April 3, 2005 and March 28, 2004 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet April 3, 2005
(Unaudited)

	PARENT	GUARANTOR	NON-GUARANTOR	ELIMINATIONS	(In thousands) CONSOLIDATED
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Total receivables, net	—	120,460	53,190	—	173,650
Inventories	—	94,430	40,570	—	135,000
Deferred and refundable income taxes	—	14,560	3,080	—	17,640
Prepaid expenses and other assets	—	29,320	9,810	—	39,130
Total current assets	—	258,770	106,650	—	365,420
Equity investments and receivables in affiliates	106,810	—	—	—	106,810
Property and equipment, net	—	573,290	271,000	—	844,290
Excess of cost over net assets of acquired companies	—	466,280	147,840	—	614,120
Investment in subsidiaries	572,640	239,890	—	(812,530)	—
Intangible and other assets	—	213,650	19,800	—	233,450
Total assets	$679,450	$1,751,880	$545,290	$(812,530)	$2,164,090
Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$226,150	$61,520	$—	$287,670
Accrued liabilities	—	99,390	24,320	—	123,710
Current maturities, long-term debt	—	3,320	6,060	—	9,380
Total current liabilities	—	328,860	91,900	—	420,760
Long-term debt	427,250	420,290	1,920	—	849,460
Deferred income taxes	—	50,380	26,580	—	76,960
Minority interest	—	—	670	—	670
Other long-term liabilities	—	129,310	7,480	—	136,790
Redeemable preferred stock	154,630	—	—	—	154,630
Intercompany accounts, net	(427,250)	231,690	195,560	—	—
Total liabilities	154,630	1,160,530	324,110	—	1,639,270
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,840	—	—	—	42,840
Paid-in capital	698,870	—	—	—	698,870
Accumulated deficit	(266,240)	—	—	—	(266,240)
Accumulated other comprehensive income	49,350	—	—	—	49,350
Investment by Parent/Guarantor	—	591,350	221,180	(812,530)	—
Total shareholders' equity	524,820	591,350	221,180	(812,530)	524,820
Total liabilities and shareholders' equity	$679,450	$1,751,880	$545,290	$(812,530)	$2,164,090

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet January 2, 2005

	PARENT	GUARANTOR	NON-GUARANTOR	ELIMINATIONS	(In thousands) CONSOLIDATED
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Total receivables, net	—	128,230	53,380	—	181,610
Inventories	—	84,570	42,450	—	127,020
Deferred and refundable income taxes	—	14,500	3,970	—	18,470
Prepaid expenses and other assets	—	28,830	7,820	—	36,650
Total current assets	—	256,130	107,620	—	363,750
Equity investments and receivables in affiliates	107,040	—	—	—	107,040
Property and equipment, net	—	580,780	275,470	—	856,250
Excess of cost over net assets of acquired companies	—	472,050	154,190	—	626,240
Investment in subsidiaries	584,110	232,280	—	(816,390)	—
Intangible and other assets	—	222,380	19,090	—	241,470
Total assets	$691,150	$1,763,620	$556,370	$(816,390)	$2,194,750

Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$199,710	$86,880	$—	$286,590
Accrued liabilities	—	92,000	25,050	—	117,050
Current maturities, long-term debt	—	3,630	8,620	—	12,250
Total current liabilities	—	295,340	120,550	—	415,890
Long-term debt	427,180	426,320	1,950	—	855,450
Deferred income taxes	—	61,940	26,970	—	88,910
Minority interest	—	—	650	—	650
Other long-term liabilities	—	135,310	7,390	—	142,700
Redeemable preferred stock	149,190	—	—	—	149,190
Intercompany accounts, net	(427,190)	256,340	170,840	—	—
Total liabilities	149,190	1,175,250	328,350	—	1,652,790
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,830	—	—	—	42,830
Paid-in capital	698,870	—	—	—	698,870
Accumulated deficit	(262,740)	—	—	—	(262,740)
Accumulated other comprehensive income	63,000	—	—	—	63,000
Investment by Parent/Guarantor	—	588,370	228,020	(816,390)	—
Total shareholders' equity	541,960	588,370	228,020	(816,390)	541,960
Total liabilities and shareholders' equity	$691,150	$1,763,620	$556,370	$(816,390)	$2,194,750

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended April 3, 2005
(Unaudited)

	PARENT	GUARANTOR	NON-GUARANTOR	ELIMINATIONS	(In thousands) CONSOLIDATED
Net sales	$—	$450,860	$127,890	$—	$578,750
Cost of sales	—	(422,680)	(103,190)	—	(525,870)
Gross profit	—	28,180	24,700	—	52,880
Selling, general and administrative expenses	—	(21,800)	(5,940)	—	(27,740)
Restructuring charges	—	(1,070)	(220)	—	(1,290)
Operating profit (loss)	—	5,310	18,540	—	23,850
Other expense, net:
Interest expense	—	(21,880)	(720)	—	(22,600)
Preferred stock dividends and accretion	(5,440)	—	—	—	(5,440)
Equity gain (loss) from affiliates, net	610	—	—	—	610
Other, net	—	(2,870)	1,060	—	(1,810)
Other expense, net	(4,830)	(24,750)	340	—	(29,240)
Income (loss) before income taxes	(4,830)	(19,440)	18,880	—	(5,390)
Income tax expense (benefit)	—	(7,740)	5,850	—	(1,890)
Equity in net income of subsidiaries	1,330	13,030	—	(14,360)	—
Earnings (loss) attributable to common stock	$(3,500)	$1,330	$13,030	$(14,360)	$(3,500)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended March 28, 2004
(Unaudited)

	PARENT	GUARANTOR	NON-GUARANTOR	ELIMINATIONS	(In thousands) CONSOLIDATED
Net sales	$—	$378,510	$102,630	$—	$481,140
Cost of sales	—	(346,560)	(82,370)	—	(428,930)
Gross profit	—	31,950	20,260	—	52,210
Selling, general and administrative expenses	—	(25,730)	(5,490)	—	(31,220)
Restructuring charges	—	(190)	—	—	(190)
Loss on disposition of manufacturing facilities	—	(7,600)	—	—	(7,600)
Operating profit (loss)	—	(1,570)	14,770	—	13,200
Other expense, net:
Interest expense	—	(17,990)	(2,110)	—	(20,100)
Preferred stock dividends and accretion	(4,260)	—	—	—	(4,260)
Non-cash gain on maturity of interest rate arrangements	—	6,590	—	—	6,590
Equity gain (loss) from affiliates, net	1,460	—	—	—	1,460
Other, net	—	190	(2,570)	—	(2,380)
Other expense, net	(2,800)	(11,210)	(4,680)	—	(18,690)
Income (loss) before income taxes	(2,800)	(12,780)	10,090	—	(5,490)
Income tax expense (benefit)	—	(3,360)	3,120	—	(240)
Equity in net income of subsidiaries	(2,450)	6,970	—	(4,520)	—
Earnings (loss) attributable to common stock	$(5,250)	$(2,450)	$6,970	$(4,520)	$(5,250)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Three Months Ended April 3, 2005
(Unaudited)

	PARENT	GUARANTOR	NON-GUARANTOR	ELIMINATIONS	(In thousands) CONSOLIDATED
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$28,640	$(5,110)	$—	$23,530
Cash flows from investing activities:
Capital expenditures	—	(19,190)	(7,710)	—	(26,900)
Proceeds from sale/leaseback of fixed assets	—	6,490	—	—	6,490
Reimbursement from acquisition of business, net of cash received	—	5,750	—	—	5,750
Net cash used for investing activities	—	(6,950)	(7,710)	—	(14,660)
Cash flows from financing activities:
Proceeds of revolving credit facility	—	65,000	—	—	65,000
Principal payments of revolving credit facility	—	(70,770)	—	—	(70,770)
Proceeds of other debt	—	—	1,570	—	1,570
Principal payments of other debt	—	(820)	(3,800)	—	(4,620)
Net cash used for financing activities	—	(6,590)	(2,230)	—	(8,820)
Effect of exchange on cash	—	—	(50)	—	(50)
Change in intercompany accounts	—	(15,100)	15,100	—	—
Net increase in cash	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 28, 2004
(Unaudited)

	PARENT	GUARANTOR	NON-GUARANTOR	ELIMINATIONS	(In thousands) CONSOLIDATED
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$122,970	$(34,120)	$—	$88,850
Cash flows from investing activities:
Capital expenditures	—	(24,500)	(5,490)	—	(29,990)
Proceeds from sale/leaseback of fixed assets	—	64,960	—	—	64,960
Acquisition of business, net of cash received	—	(203,870)	—	—	(203,870)
Disposition of manufacturing facilities	—	(500)	—	—	(500)
Net cash used for investing activities	—	(163,910)	(5,490)	—	(169,400)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(440)	—	—	(440)
Proceeds of revolving credit facility	—	70,000	—	—	70,000
Principal payments of revolving credit facility	—	(37,900)	—	—	(37,900)
Proceeds of senior subordinated notes, due 2014	26,920	—	—	—	26,920
Proceeds of other debt	—	—	630	—	630
Principal payments of other debt	—	(1,300)	(960)	—	(2,260)
Issuance of Series A-1 preferred stock	55,340	—	—	—	55,340
Net cash provided by (used for) financing activities	82,260	30,360	(330)	—	112,290
Effect of exchange on cash	—	—	(60)	—	(60)
Change in intercompany accounts	(82,260)	42,830	39,430	—	—
Net increase (decrease) in cash	—	32,250	(570)	—	31,680
Cash and cash equivalents, beginning of period	—	10,750	3,070	—	13,820
Cash and cash equivalents, end of period	$—	$43,000	$2,500	$—	$45,500

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2004 sales of approximately $2 billion. We operate two segments focused on the global light vehicle market. The Chassis and Powertrain segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 67% of total 2004 sales. Prior to November 2000, we were a public company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions — Simpson in December 2000, GMTI effective January 2001, Dana Corporation's Greensboro, NC operation in May 2003, and DaimlerChrysler's New Castle operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally, we split off our non-automotive operations, divesting our former TriMas subsidiary in June 2002, our Fittings operation in April 2003 and two aluminum die casting facilities in February 2004. In December 2004, we resumed a small operation at one of these two aluminum die casting facilities due to the independent investor's cessation of business in 2004.

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

The rise in material costs, especially steel, continues to negatively impact our results. This and other increases in our raw material costs increased our cost of goods sold by approximately $42 million in the first quarter of 2005 (approximately $23 million related to steel increases). Note that steel price increases primarily relate to our Forgings operations within the Chassis segment while the remaining increases are spread across all of our other businesses and are related to numerous raw material increases such as molybdenum and casting components we purchase. However, we were able to recover a significant amount of this increase through negotiated or contractual price recovery from our customers, cost reductions, a decrease in our annual productivity/price reductions given to our customers, scrap sales, and steel resourcing efforts. Our ability to fully execute this recovery on a going forward basis is not guaranteed. Additionally, it appears that raw material costs will continue to increase in 2005 and although we have initiatives in place to offset these expected increases, there is no guarantee that these efforts will be successful.

Our strategy is centered on growth through new business awards and acquisitions. We have a significant new project backlog and have completed several recent acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns for our stakeholders. In order to finance a large portion of this activity, we incurred significant new debt. As such, we have substantial leverage and are constrained by various covenant limitations (see "Debt, Capitalization and Available Financing Sources" for more details surrounding these covenants). As we continue to invest in the resources to produce our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through "Adjusted EBITDA." See the discussion below in "Key Indicators of Performance (Non-GAAP Financial Measures)" for further explanation) and working capital and fixed asset efficiency to assess our ability to favorably finance our new business backlog.

In January 2005, we reorganized and consolidated our operations into two segments: the Chassis segment and the Powertrain segment. The Chassis segment consists of the former Chassis operations plus a portion of the former Driveline operations, while the Powertrain segment consists of the former Engine operations combined with the remainder of the former Driveline operations. The prior year amounts have been restated to reflect these changes for comparison purposes.

Our first quarter 2005 net sales were $579 million versus first quarter 2004 net sales of $481 million. The primary driver of the increase in our 2005 sales was $69 million in additional net new business related to new product launches and ramp up of existing programs. The launch of several product lines (principally DaimlerChrysler vehicle platforms – LX and WK) within our Chassis segment contributed $45 million in the first quarter of 2005 of net new business. The Powertrain Group contributed $24 million in net new business from new product launches and ramp up of existing programs. The above net new business numbers include the effect of the 9.3% decrease in North American vehicles production from our three largest customers (Ford, GM, and DaimlerChrysler) during the first quarter of 2005. In addition, we had approximately $32 million increase in sales to help offset rising material costs as well as a $4 million benefit from foreign exchange movements. However, these increases were partially offset by approximately a $4 million decrease related to our divestiture of two aluminum die casting facilities in the first quarter of 2004. Our gross profit was $52.9 million or 9.1% of net sales for 2005 compared to $52.2 million or 10.9% of net sales for 2004. The increase of $0.7 million was primarily due the sales increase discussed above offset by three other factors that contributed to our decline in gross margin percentage. First, we did not intend to profit on material cost increases and in fact passed on less than 100% of our cost increases to our customers. We were able to offset the majority of the remaining material cost increase that we did not recover in pricing through cost reduction efforts in our business. The effect on gross margin was 0.6%. The second factor reducing gross margin was the costs associated with plant consolidation efforts in our Chassis segment, which amounted to approximately $1 million in the first quarter of 2005. The remaining reduction to gross margin was a $1.8 million increase in depreciation and amortization expense, a slightly negative product sales mix in the first quarter and operational issues in two of our Chassis facilities resulting primarily from higher operating costs such as tooling, scrap and repair and maintenance expenses. Operating profit increased from $13.2 million in 2004 to $23.9 million in 2005. In addition to the above factors, the increase in 2005 operating profit is primarily the result of a charge of $7.6 million that was taken in connection with our divestiture of two manufacturing facilities within our former Driveline segment in the first quarter of 2004 as well as a $2.5 million curtailment gain for post retiree medical benefits in the first quarter of 2005. The remaining difference is primarily due to a $0.8 million unrealized gain on foreign exchange movements on working capital in the first quarter of 2005.

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

By selecting Adjusted EBITDA, management believes that it is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, as a measure of segment performance, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, rating agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	It does not reflect our cash expenditures for capital equipment or contractual commitments;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	It does not reflect changes in, or cash requirements for, our working capital needs;

•	It does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	It includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed herein; and

•	Other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of our Adjusted EBITDA to net income (loss) for the three months ended April 3, 2005 and March 28, 2004:

	(In thousands)
	2005	2004

Net loss	$(3,500)	$(5,250)
Income tax benefit	(1,890)	(240)
Interest expense	22,600	20,100
Depreciation and amortization in operating profit	33,330	31,530
Non-cash stock award expense	—	230
Preferred stock dividend	5,440	4,260
Gain on maturity of interest rate arrangements	—	(6,590)
Loss on disposition of manufacturing facilities	—	7,600
Equity (gain) loss from affiliates, net	(610)	(1,460)
Certain items within other, net(1)	2,470	2,350
Adjusted EBITDA	$57,840	$52,530

(1) Reconciliation of Other Expense

	(In thousands)
	2005	2004
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$2,470	$2,350
Items included in Adjusted EBITDA (includes foreign currency, royalties and interest income)	(660)	30
Total other, net	$1,810	$2,380

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	(In thousands)
	2005	2004
Restructuring charges	$(1,290)	$(190)
Fixed asset disposal losses	(550)	(320)
Foreign currency gains (losses)	360	(430)
Independent investigation fees	—	(1,170)
FAS 87/106 curtailment gain	2,500	—

Results of Operations

As a result of our reorganization of the Company's structure in the first quarter of 2005, the prior year amounts have been restated to reflect these changes for comparison purposes.

Quarter Ended April 3, 2005 versus March 28, 2004

Net Sales.    Net sales by segment and in total for the three months ended April 3, 2005 and March 28, 2004 were:

	(In thousands)
Segment	Three Months Ended April 3, 2005	Three Months Ended March 28, 2004
Chassis Segment	$338,450	$267,360
Powertrain Segment	240,300	213,780
Total Company	$578,750	$481,140

Our first quarter 2005 net sales were $579 million versus first quarter 2004 net sales of $481 million. The primary driver of the increase in our 2005 sales was $69 million in additional net new business related to new product launches and ramp up of existing programs. The launch of several product lines (DaimlerChrysler vehicle platforms – LX, WK) within our Chassis segment contributed $45 million in the first quarter of 2005 of net new business. The Powertrain Group contributed $24 million in net new business from new product launches and ramp up of existing programs. The above net new business numbers include the effect of the 9.3% decrease in North American vehicles production from our three largest customers (Ford, GM, and DaimlerChrysler) during the first quarter of 2005. In addition, we had approximately $32 million increase in sales to help offset rising material costs as well as a $4 million benefit from foreign exchange movements. However, these increases were partially offset by approximately a $4 million decrease related to our divestiture of two aluminum die casting facilities in the first quarter of 2004. The specific sales differences are further explained in the segment information section.

Gross Profit.    Gross profit by segment and in total for the three months ended April 3, 2005 and March 28, 2004 were:

	(In thousands)
Segment	Three Months Ended April 3, 2005	Three Months Ended March 28, 2004
Chassis Segment	$22,290	$25,920
Powertrain Segment	35,630	30,670
Corporate/centralized resources	(5,040)	(4,380)
Total Company	$52,880	$52,210

Our gross profit was $52.9 million or 9.1% of net sales for 2005 compared to $52.2 million or 10.9% of net sales for 2004. The increase of $0.7 million was primarily due to the sales increase discussed above offset by three other factors that contributed to our decline in gross margin percentage. First, we did not intend to profit on material cost increases and in fact passed on less than 100% of our cost increases to our customers. We were able to offset the majority of the remaining material cost increase that we did not recover in pricing through cost reduction efforts in our business. The effect on gross margin was 0.6%. The second factor reducing gross margin was the costs associated with plant consolidation efforts in our Chassis segment, which amounted to approximately $1 million in the first quarter of 2005. The remaining reduction to gross margin was a $1.8 million increase in depreciation and amortization expense, a slightly negative product sales mix in the first quarter and operational issues in two of our Chassis facilities.

Selling, General and Administrative.    Selling, general and administrative expenses were $27.7 million, or 4.8% of net sales, for 2005 compared to $31.2 million, or 6.5% of sales, in 2004. The $3.5 million decrease from 2004 to 2005 is primarily explained by a $2.5 million post retirement medical curtailment gain. The remaining difference is primarily due to a $0.7 million unrealized gain on foreign exchange movements on working capital. Selling, general and administrative expenses as a percent of sales decreased due to the fact that we were able to increase our sales without adding additional resources.

Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the three months ended April 3, 2005 and March 28, 2004 was:

	(In thousands)
Segment	Three Months Ended April 3, 2005	Three Months Ended March 28, 2004
Chassis Segment	$18,700	$16,560
Powertrain Segment	12,430	11,780
Corporate/centralized resources	2,200	3,190
Total Company	$33,330	$31,530

The net increase in depreciation and amortization of approximately $1.8 million is principally explained by capital spending exceeding our depreciation expense over the past several years. Thus, the additional capital spending accounts for the increase in depreciation expense.

Restructuring Charges.    We incurred $1.3 million of additional restructuring charges in the first quarter of 2005 compared to $0.2 million incurred in the first quarter of 2004. The 2005 charges are primarily as a result of headcount reductions related to the consolidation of our operations into two segments. Net restructuring activity in the first quarter of 2005 is as follows:

(In thousands)
Severance Costs
Balance January 2, 2005	$3,930
Charges to expense	1,290
Cash payments	(1,950)
Balance at April 3, 2005	$3,270

Business Disposition.    In connection with our sale of two aluminum die casting facilities in our Driveline segment, we incurred a $7.6 million charge in the first quarter of 2004. This charge represents approximately a book value of $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

Operating Profit.    Operating profit was $23.9 million, or 4.1% of sales, for the first quarter of 2005 compared to $13.2 million, or 2.7% of sales, for the same period in 2004. The $7.6 million charge relating to the disposition of two manufacturing facilities discussed above represented 1.6% of sales. This resulting $3 million increase is principally explained by the factors discussed above, including additional sales volume, the post retirement curtailment gain and other decreases in our selling, general and administrative expenses. The makeup of each of these differences is discussed in greater detail above. Operating profit by segment for the three months ended April 3, 2005 and March 28, 2004 is as follows:

	(In thousands)
Segment	Three Months Ended April 3, 2005	Three Months Ended March 28, 2004
Chassis Segment	$8,990	$13,350
Powertrain Segment	21,260	9,320
Corporate/centralized resources	(6,400)	(9,470)
Total Company	$23,850	$13,200

Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $57.8 million in the first three months of 2005 from $52.5 million during the same period in 2004. The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in "— Segment Information" below, we provide a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
Segment	Three Months Ended April 3, 2005	Three Months Ended March 28, 2004
Chassis Segment	$27,690	$29,910
Powertrain Segment	33,690	28,710
Corporate/centralized resources	(3,540)	(6,090)
Total Company	$57,840	$52,530
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(1,290)	$(190)
Fixed asset disposal losses	(550)	(320)
Foreign currency gains (losses)	360	(430)
Independent investigation fees	—	(1,170)
FAS 87/106 curtailment gain	2,500	—

Interest Expense.    Interest expense increased from $20.1 million in the first quarter of 2004 to approximately $22.6 million in 2005. The increase is principally due to average interest rate increases of between 1% and 1.5% on our term loan and revolving credit facility borrowings during the first quarter of 2005 versus the prior year. An increase in our average outstanding balance on the revolving credit facility also contributed to an increase in interest expense in 2005 compared with the same period in 2004.

Equity Gain (Loss) from Affiliates.    Equity gain (loss) from affiliates was $0.6 million in the first quarter of 2005. The decrease versus our first quarter 2004 gain of $1.5 million is due to the sale of our interest in Saturn Electronics & Engineering, Inc. in December 2004 and the sale of a portion of our investment in TriMas to Masco Corporation in November 2004.

Other, Net.    Other, net decreased to $1.8 million in the first quarter of 2005 versus a loss of approximately $2.4 million in the first quarter of 2004. The primary reason for the decline is due to a $0.4 million gain in foreign currency in 2005 versus a $0.4 million loss in foreign currency in 2004.

Preferred Stock Dividends.    Preferred stock dividends (including accretion of $0.3 million in 2005) were $5.4 million in the first quarter of 2005 as compared to $4.3 million for the same period in 2004. This increase is due to compounding interest on unpaid dividends.

Taxes.    The provision for income taxes for the first quarter of 2005 was a benefit of $1.9 million as compared with a benefit of $0.2 million for the first quarter of 2004. The effective tax rate for the first quarter of 2005 was approximately 35% as compared with approximately 4% for the first quarter of 2004. The preferred stock dividends above are not deductible for tax purposes and accordingly, no tax benefits were taken for these dividends in either year. Elements accounting for the variation in the effective tax rate were the relationship of U.S. to non-U.S. income (loss) before income taxes in the first quarter of 2005 as compared to the first quarter of 2004 and the inclusion of unremitted earnings of a foreign subsidiary under APB No. 23 in the first quarter of 2004.

    Segment Information.

Chassis Segment.    Sales for our Chassis Segment increased in the first quarter of 2005 to $338.5 million versus $267.4 million in the prior period. The primary driver of the approximate $71 million increase in sales is the addition of approximately $42 million in net additional volume during the first quarter of 2005 including sales increases for several DaimlerChrysler vehicle platforms such as the LX, WK, and RS. There were approximately $23 million in sales increases to our customers associated with the recovery of approximately $30 million in material cost increases, approximately $4 million in additional sales from a facility that was transferred from the Powertrain Group and a $2 million benefit in foreign exchange fluctuations. Adjusted EBITDA for the segment decreased from $29.9 million in the first quarter of 2004 to $27.7 million in 2005. Incremental profit from the additional revenue discussed above was fully offset by profit on lost/attrition business and other economic cost increases in our business (such as wages, etc.). The decrease in adjusted EBITDA is primarily explained by approximately $1 million in costs to consolidate manufacturing space and $1 million related to higher operating costs at two plant locations (which our management team is actively working to address). Unrecovered material cost increases of approximately $7 million were fully offset by cost reductions in the operations. Operating profit decreased by $4.4 million in the first quarter of 2005 due to the above factors as well as an increase of $2.1 million in depreciation and amortization expense.

	(In thousands)
Chassis Segment	Three Months Ended April 3, 2005	Three Months Ended March 28, 2004
Sales	$338,450	$267,360
Operating profit	$8,990	$13,350
Depreciation and amortization	18,700	16,560
Adjusted EBITDA	$27,690	$29,910
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$190	$160
Fixed asset losses	310	30
Foreign currency (gains) losses	(30)	30

Powertrain Segment.    Sales for our Powertrain segment were $240.3 million in the first quarter of 2005 versus $213.8 million in 2004. Net sales increased approximately $24 million due to higher sales volume from existing customers and products launched in 2004 as well as approximately a $2 million benefit in foreign exchange fluctuations. In addition, there were approximately $9 million in sales increases associated with the recovery of material costs to our customers. This was offset by approximately $4 million related to the divestiture of two aluminum die casting facilities in January 2004 and approximately $4 million related to transferring a facility to the Chassis group in January 2005. Adjusted EBITDA for the segment increased to $33.7 million versus $28.7 million in the prior year. The increase is principally due to the incremental profit on the sales volume increase noted above. Operating profit increased from $9.3 million in 2004 to $21.3 million in 2005. In addition to the factors discussed above influencing Adjusted EBITDA, the increase in 2005 is primarily attributable to a $7.6 million charge in the first quarter of 2004 in connection with the disposition of two manufacturing facilities, as well as an increase of $0.7 million in 2005 depreciation and amortization expense.

	(In thousands)
Powertrain Segment	Three Months Ended April 3, 2005	Three Months Ended March 30, 2004
Sales	$240,300	$213,780
Operating profit	$21,260	$9,320
Asset impairment	—	7,600
Depreciation and amortization	12,430	11,780
Adjusted EBITDA	$33,690	$28,700
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$110	$30
Fixed asset losses	240	290
Foreign currency (gains) losses	(330)	400

Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $3.5 million in the first quarter of 2005 versus a loss of $6.1 million in same period in 2004. This decrease in expense is primarily attributable to $2.5 million related to the post retirement medical curtailment gain in the first quarter of 2005. In addition, there were approximately $1.2 million of independent investigation fees in the first quarter of 2004. These were offset by approximately a $1.0 million increase in restructuring charges in the first quarter of 2005. Operating profit increased by $3.1 million in 2005 due to the factors discussed above as well as a decrease in depreciation and amortization.

	(In thousands)
Corporate/Centralized Resources	Three Months Ended April 3, 2005	Three Months Ended March 28, 2004
Operating profit	$(6,400)	$(9,470)
Non-cash stock award expense	—	230
Depreciation and amortization	2,200	3,190
Other, net	660	(30)
Adjusted EBITDA	$(3,540)	$(6,080)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$990	$—
Independent investigation fees	—	1,170
FAS 87/106 curtailment gain	(2,500)	—

Liquidity and Capital Resources

Overview.    Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility and factoring agreements. As of April 3, 2005, we have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a shutdown in our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. We believe that our liquidity and capital resources including anticipated cash flow from operations will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations and needs, but we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with certain customers. At April 3, 2005, we accelerated approximately $21 million outstanding under these programs. The majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005. However, in addition to the above programs, we continue to collect approximately $22 million per month on an accelerated basis as a result of favorable payment terms that we have negotiated with one of our customers, through agreements that will run contractually from the beginning of 2004 through fiscal 2006. These payments are received on average 20 days after shipment of product to our customer. While the impact of the discontinuance of the accelerated collection programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we continue to examine other alternative programs in the marketplace, as well as enhanced terms directly from our customers.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In the first quarter of 2005, we have used our cash primarily to service our debt obligations and to fund our capital expenditure requirements.

Liquidity.    At April 3, 2005, we had approximately $72 million of undrawn and available commitments from our revolving credit facility. Approximately $57.8 million and $100.3 million were outstanding on our revolving credit facility and accounts receivable securitization facility, respectively, at April 3, 2005. Our access to these two facilities is limited by certain covenant restrictions (see "Debt, Capitalization and Available Financing Sources" for further discussion on our debt covenants), but at April 3, 2005, we could have drawn the entire $72 million remaining undrawn on our revolving credit facility.

At April 3, 2005, our maximum debt capacity (including amounts drawn under our accounts receivable securitization program) is computed by multiplying our leverage ratio covenant of 5.25 by our bank agreement defined EBITDA, or approximately $214.5 million. Thus, our total debt capacity at April 3, 2005 is approximately $1,126 million. Our actual debt plus the accounts receivable securitization at January 2, 2005 approximated $964 million, or approximately $162 million less than our total capacity. However, our revolving credit and accounts receivable securitization availability only amounted to $72 million as of April 3, 2005. See also Note 17, Subsequent Events, to the Company's consolidated financial statements for additional information regarding our accounts receivable securitization facility.

TriMas Common Stock.    The Company owns 4.8 million shares of TriMas stock, or approximately 24% of the total outstanding shares of TriMas.

Debt, Capitalization and Available Financing Sources.    In December 2004, we obtained an amendment of our credit facility to, among other things, modify certain negative covenants. Under this amendment, the applicable interest rate spreads on our term loan obligations increased from 4.25% to 4.50% over the current London Interbank Offered Rate ("LIBOR"), and our leverage covenant was modified to be less restrictive.

On December 31, 2003, the Company issued $31.7 million of 10% senior subordinated notes due 2014 to DaimlerChrysler. These notes have a carrying amount of $27.3 million as of April 3, 2005. The notes were issued as part of the financing of the New Castle acquisition.

	(In millions)
	April 3, 2005	January 2, 2005
Senior credit facilities:
Term loan	$351,080	$351,080
Revolving credit facility	57,770	63,540
Total senior credit facility	$408,850	$414,620
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value 31.7 million)	27,250	27,180
Other debt (includes capital lease obligations)	22,740	25,900
Total	$858,840	$867,700
Less current maturities	(9,380)	(12,250)
Long-term debt	$849,460	$855,450

At April 3, 2005, we were contingently liable for standby letters of credit totaling $70.0 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to cash interest expense coverage ratio to exceed 2.10 through April 3, 2005, 2.15 through July 3, 2005, 2.20 through October 2, 2005, increasing to 2.30 for the quarters ending January 1, 2005 and April 2, 2006; and a debt to EBITDA leverage ratio not to exceed 5.25 through July 3, 2005, decreasing to 5.00 and 4.75 for the quarters ending October 2, 2005 and January 1, 2006, respectively. We were in compliance with the preceding financial covenants throughout the quarter.

Interest Rate Hedging Arrangements.    All of our interest rate protection arrangements matured in February 2004, and as a result of their maturity, a cumulative non-cash pre-tax gain of $6.6 million was recorded and is reflected as a gain on maturity of interest rate arrangements in our consolidated statement of operations for the three months ended March 28, 2004. Prior to the expiration of these agreements, we recognized additional interest expense of $1.1 million during the three months ended March 28, 2004.

Foreign Currency Risk.    We are subject to the risk of changes in foreign currency exchange rates due to our global operations. We manufacture and sell our products primarily in North America and Europe. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and distribute our products. Our operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity for our foreign subsidiaries reporting in local currencies and as a component of income for our foreign subsidiaries using the U.S. dollar as the functional currency. Our other comprehensive loss decreased by $12.7 million for the three months ended April 3, 2005, due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the Euro.

As of April 3, 2005, our net assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $20 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2 million. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Off-Balance Sheet Arrangements.    As of April 3, 2005, we had an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purposes subsidiary, MTSPC, from time to time sold an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $150 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to the conduit, MTSPC held a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables were added to the pool as collections reduce previously sold receivables. We serviced, administered and collected receivables on behalf of MTSPC and the conduit. The receivables facility resulted in net expense of $1.0 million in the first quarter of 2005.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. At April 3, 2005, we had fully utilized the facility with $100.3 million outstanding. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs.

We entered into a Commitment Letter with General Electric Capital Corporation ("GECC") dated as of March 31, 2005 related to our existing accounts receivable securitization facility, which provides for amendments of the current facility and the eventual transition to a new accounts receivable securitization facility, in each case, subject to certain conditions. On April 29, 2005, we entered into a new accounts receivable facility with GECC to replace the then existing facility. See Note 17, Subsequent Events, to the financial statements included herein. The new facility is an important source of liquidity to the Company.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of April 3, 2005, we had available approximately $72 million from these commitments, and approximately $60 million of receivables were sold under these programs. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations.

Certain Other Commitments.    We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

Sale-Leaseback Arrangements. We have engaged in a number of sale-leaseback transactions, including one transaction during the first quarter of 2005. In February 2005, we entered into a sale-leaseback transaction for machinery and equipment with a third party lessor, and received $6.5 million cash as part of this transaction during the quarter ended April 3, 2005. Subsequent to the quarter ended April 3, 2005, we received additional $2.2 million cash as part of this transaction, with $2.7 million additional cash expected during the second quarter of 2005. In the first quarter of 2004, we entered into two sale-leaseback transactions for machinery and equipment with third party lessor, and received $11.8 million and $7.2 million cash as part of these two transactions. We also entered into a $65 million sale-leaseback on December 31, 2003, as part of our financing related to the purchase of New Castle. This lease for New Castle equipment is accounted for as an operating lease and the annual lease expense is approximately $10 million.

We continue to look to sale-leaseback and other leasing opportunities as a source of cash to finance capital expenditures and for debt reduction and other uses.

Redeemable Preferred Stock.    We have outstanding $164.5 million in aggregate liquidation value ($109.2 million aggregate fair value as of April 3, 2005) of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13%, 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid during the three months ended April 3, 2005. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

TriMas Receivables.    We have recorded approximately $7.2 million consisting of receivables related to certain amounts from TriMas, $4.3 million of which is recorded in equity investments and receivables in affiliates in the Company's consolidated balance sheet as of April 3, 2005. These amounts include TriMas' obligations resulting from tax net operating losses created prior to the disposition of TriMas of approximately $2.2 million, pension obligations of approximately $4.4 million and various invoices paid on TriMas' behalf of approximately $0.6 million.

Credit Rating.    Metaldyne is rated by Standard & Poor's and Moody's Ratings. As of March 31, 2005, we have long-term ratings from Standard & Poor's and Moody's of B/B2 on our senior credit facility, CCC+/B3 on our 10% senior notes due 2013 and CCC+/Caa1 on our 11% senior subordinated notes due 2012, respectively. Our goal is to decrease our total leverage and thus improve our credit ratings. The Company understands that its ratings may have been under review by Moody's since March 2004. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase, our ability to access certain financial markets may become limited, the perception of the Company in the view of our customers, suppliers and security holders may worsen and as a result, the Company may be adversely affected.

Capital Expenditures.    Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures by product segment for the periods presented were:

	(In thousands)
	April 3, 2005	March 28 2004
Capital Expenditures:
Chassis	$12,120	$14,990
Powertrain	14,640	13,210
Corporate	140	1,790
Total	$26,900	$29,990

Contractual Cash Obligations.    Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of April 3, 2005.

	(In millions) Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$532	$26	$109	$397	$—
11% Senior subordinated notes due 2012	456	27	55	55	319
10% Senior notes due 2013	283	15	30	30	208
10% Senior subordinated notes due 2014	60	3	6	6	45
Other debt	15	6	1	8	—
Capital lease obligations	12	5	4	2	1
Operating lease obligations	354	41	102	77	134
Purchase obligations(1)	57	47	10	—	—
Redeemable preferred stock, including accrued dividends	456	14	49	65	328
Pension contributions (data available through 2006)	42	20	22	—	—
Contractual severance	4	3	1	—	—
Total contractual obligations(1)	$2,271	$207	$389	$640	$1,035

(1)	Total purchase obligations and contractual obligations exclude accounts payable and accrued liabilities.

Total contractual obligations at April 3, 2005 include interest expense and preferred stock dividend obligations based on the terms of each agreement or the rate as of April 3, 2005 for variable instruments.

At April 3, 2005, we were contingently liable for standby letters of credit totaling $70 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We provide extensive warranties to our customers. As a result of these warranties, we may be responsible for costs associated with a product recall caused by a defect in a part that we manufacture. We continuously monitor potential warranty implications of new and current business.

Cash Flows

Operating activities — Cash flows provided by operations were $23.5 million for the three months ended April 3, 2005 compared to $88.9 million in 2004. The reduction in the cash flows from operations of $65.3 million for the first quarter of 2005 as compared to 2004 is primarily the result of a $61.6 million decrease in net proceeds from the accounts receivable securitization facility. Working capital usage (excluding the accounts receivable securitization facility) was approximately $0.9 million higher than in the first quarter of 2005 as in 2004.

Investing activities — Cash flows used in investing activities totaled $14.7 million for the three months ended April 3, 2005 compared to $169.4 million in 2004. We acquired the remaining ownership of the New Castle facility in 2004 for approximately $204 million including fees and expenses (net of approximately $14 million in discounts on the $31.7 million subordinated debt and the $64.5 million preferred stock issued to fund the transaction). Offsetting the cost of the New Castle acquisition were proceeds from a sale-leaseback transaction of approximately $65 million on the acquired New Castle equipment. The resulting $15.8 million decrease in cash flows used in investing activities for the three months ended April 3, 2005 is primarily the result of a $3.1 million decrease in capital expenditures, $6.5 million in proceeds from a sale-leaseback transaction for equipment in 2005 compared with 2004 and a reduction of $5.8 million in our investment in New Castle resulting from reimbursement relating to equipment purchases. See Note 8, Acquisitions, for additional discussion of the reimbursement.

Financing activities — Cash flows used in financing activities totaled $8.8 million for the three months ended April 3, 2005 compared with cash flows provided by financing activities of $112.3 million in 2004, or a $121.1 increase in cash used in financing activities in 2005. In 2004, we issued $82.3 million fair value in new debt and preferred stock to acquire New Castle. Adjusting for the New Castle transaction in 2004, financing cash flows decreased $38.8 million in 2005, primarily resulting from $32.9 million additional payments on the revolving credit facility and $5.0 million decrease in proceeds on the revolving credit facility.

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

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future. However, our sources of liquidity may be inadequate if we are unable to achieve operating targets, which would cause us to seek covenant relief from existing lenders in the near future. In addition, due to an increasingly restrictive covenant structure under our loan agreements affecting future periods, we may need to seek additional covenant relief from our lending group. However, no assurance can be given that we will be successful in negotiating such relief. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. On May 5, 2005, Standard & Poor's lowered its credit ratings of General Motors Corporation and Ford Motor Company, two of our largest customers. As a result, the concentration limits under our new accounts receivable financing facility for each of these two customers was adversely affected and program availability would have been correspondingly reduced by approximately $13 million as of the first reporting period after the downgrades. We received a temporary amendment from GECC to reverse the impact of the downgrades on our liquidity. The amendment expires on May 31, 2005 if GECC has not entered into an intercreditor agreement with JPMorgan Chase Bank, N.A., as administrative agent under our senior credit facility. The intercreditor agreement requires the approval of a majority of the lenders under our senior credit facility. If the amendment expires without the intercreditor agreement being entered into, our accounts receivable program availability will be reduced. Any such reduction may adversely affect the Company's liquidity. Any further downgrades of our largest customers may have a further adverse effect on our liquidity. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt, and we may be unable to secure equity or other financing.

Consistent with operating in the global vehicle industry, we anticipate significant competitive pressures and thus expect to face significant price reduction pressures from our customer base. In 2003 and 2004, though, we invested significantly in automation and underwent significant restructuring activities to help accommodate these pricing pressures. In addition, we are facing significant increases in the cost to procure certain materials utilized in our manufacturing processes such as steel, energy, molybdenum and nickel. In general, steel prices have recently risen over the past year by as much as 60-100% and have thus created significant tension between steel producers, suppliers and end customers. Based on current prices, our material costs could increase approximately $60 million in 2005 over 2004 levels. However, we anticipate several initiatives such as cost reductions in our operations, steel scrap sales, steel resourcing efforts, price recovery from several of our customers and reducing or eliminating 2005 scheduled price downs to our customers will offset a significant part of this expected cost increase. Additionally, we are actively working with our customers to 1) obtain additional business to help offset these prices through better utilization of our capacity, 2) negotiate a surcharge to reflect the increased material costs, and/or 3) resource certain of our products made unprofitable by these increases in material costs. We will continue to actively work to mitigate the effect of these steel increases throughout 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for us at the beginning of our fiscal year 2006. We will then be required to record any compensation expense using the fair value method in connection with option grants to employees after adoption. We are currently reviewing the provisions of this Statement and will adopt it no later than our fiscal year beginning January 2, 2006.

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

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company — Safe Harbor Statements

This report contains statements reflecting the Company's views about its future performance, its financial condition, its markets and many other matters that constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this quarterly report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this quarterly report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

•	Dependence on Automotive Industry and Industry Cyclicality — The industries in which we operate depend upon general economic conditions and are highly cyclical. Our performance is affected particularly by new vehicle sales, which can be highly sensitive to changes in interest rates, consumer confidence and fuel costs. We experience sales declines during the third calendar quarter as a result of scheduled OEM shutdowns.

•	Customer Concentration — Our base of customers is concentrated among original equipment manufacturers in North America, particularly the large automotive manufacturers, and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect us.

•	Ability to Finance Capital Requirements — Our business is capital intensive. We have made substantial capital investments to improve capacity and productivity and to meet customer requirements. More investment is required to maintain and expand our future business awards. If we are unable to meet future capital requirements, our business may be materially adversely affected.

•	Increases in Costs Due to Our Supply Base and Raw Materials — Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could negatively affect our financial health and results. In particular, we have been recently adversely impacted by steel costs, which we have been unable to wholly mitigate. In addition, certain of our suppliers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for interrupted supply, unfavorable payment terms and/or higher prices. Specifically, two of our largest suppliers have declared bankruptcy, and are in the process of reorganizing. The effect on the Company from these bankruptcies is unknown, but they could result in the Company paying higher prices, having less favorable payment terms and/or having interrupted supply of parts.

•	Our Industries are Highly Competitive — Continuing trends among our customers will increase competitive pressures in our businesses. Certain of our competitors have greater financial resources and, in some cases, we compete with our own customers. The continuing trend towards limiting outside suppliers involves significant risks, as well as opportunities, and has increased competition. We have experienced and may continue to experience adverse pricing pressures as a result.

•	Changing Technology — Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. We may require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive.

•	Challenges of Acquisition Strategy — We intend to actively pursue acquisitions and/or joint ventures but we may not be able to identify attractive acquisition and/or joint venture candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions and/or joint ventures, particularly with respect to any acquisitions outside North America.

•	Dependence on Key Personnel and Relationships — We depend on the services of key individuals, particularly our executive officers, and our relationship with our controlling stockholder. The loss of any key individual or change in our relationship with our controlling stockholder could materially and adversely harm us.

•	Labor Stoppages Affecting OEMs — We may be subject to work stoppages at our facilities or those of our principal customers or suppliers, which could materially and adversely harm us.

•	Outsourcing Trend — Our strategies may not succeed if anticipated outsourcing among automotive manufacturers fails to materialize to the extent we have assumed. Principal risks to continued outsourcing are union/labor considerations and objections.

•	International Sales — A growing portion of our revenue may be derived from international sources, which exposes us to certain risks, such as foreign trade restrictions, government embargoes, tariffs, foreign currency risks, expatriation risks and political instability.

•	Product Liability and Warranty Claims — We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage or fails to meet our customer specifications. In addition, claims may be asserted against us in respect of formerly owned operations, such as TriMas, for which we are indemnified. In the event of financial difficulties, TriMas may be unable to satisfy indemnification claims.

•	Environmental Matters — Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

•	Control by Principal Stockholder — We are controlled by Heartland, whose interests in our business may be different than other investors in the Company.

•	Terms of Stockholders Agreement — Provisions of a stockholders agreement among the majority of our stockholders impose significant operating and financial restrictions on our business without certain stockholder agreement. In the event our significant stockholders are unable to agree on certain actions, we may be materially and adversely impacted.

•	Leverage; Ability to Service Debt — We may not be able to manage our business as we might otherwise do so due to our high degree of leverage. Our high degree of leverage means that we must dedicate significant cash flow to debt service. By doing so, we will have greater difficulty in meeting other important commercial and financial obligations or in pursuing various strategies and opportunities.

•	Substantial Restrictions and Covenants — Restrictions in our debt instruments limit our ability to take certain actions, including to incur further debt, finance capital expenditures, pay dividends and sell or acquire assets or businesses. These restrictions may prevent us from taking actions in the interests of our security holders. In addition, our ability to comply with our financial covenants in our debt instruments may be impacted by numerous matters, including matters beyond our control. In the event we are unable to satisfy these covenants in the future, we will be in default and may be materially and adversely impacted. In addition, our accounts receivable facility is subject to customer concentration limits based on the credit ratings of each customer. The availability under our receivables facility may be curtailed by the credit ratings downgrades of Ford Motor Company and General Motors Corporation if we are unable to obtain the consent of the lenders under our senior secured credit facility to enter into an intercreditor agreement with GECC. Any further downgrades of these or other of our customers could have a material adverse impact on our liquidity.

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

In addition to the foregoing, readers of this quarterly report are cautioned that, prior to the filing of the 2003 Form 10-K Report, the Commission provided the Company with comments in the ordinary course on its filings under the Securities Exchange Act of 1934 as amended. The Company believes that it has supplementally or in this report adequately responded to the Staff's comments on the Company's filings. However, it is entirely possible that disclosure may change as a result of the Commission's review of this filing and the Company's responses to those comments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 11 "Long-Term Debt" in the notes to the consolidated financial statements for additional information in our 2004 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

In March 2005, KPMG informed the Company that the following items constituted material weaknesses: the extent to which manual journal entries at the plant level were able to be made without appropriate review or supporting documentation; the extent to which manual corporate level adjustments were required in the consolidation and financial reporting/close process; the need to perform regular, detailed account analyses and reconciliations; the need to improve controls to limit access to accounts payable and vendor files; the need to enhance controls related to fixed assets to ensure, among other things, timely asset classifications and the need to develop a process for controlling access to its various information technology systems. These material weaknesses, if unaddressed, could result in material errors in the Company's financial statements.

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

Specific remedial actions that have been undertaken since the Independent Investigation in 2004 include the following:

•	substantial additional training of accounting personnel and non-accounting personnel in accounting matters, including a Senior Financial Director of European operations;

•	revised incentive compensation system to eliminate plant specific performance criteria in favor of division-wide criteria;

•	in order to improve consistency in the financial reporting process, we appointed a Financial Controller to oversee all North American plant controllers and work to ensure that public reporting requirements are understood throughout the North American plants;

•	appointed a Director, Sarbanes Oxley Implementation in order to manage the Company's efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	hired new members of the corporate accounting staff to work closely with plant operating personnel and institute fixed asset inventory and construction-in-progress analysis improvements;

•	improved corporate accounting policies and procedures documentation, including the institution of quarterly updates on accounting policy and procedure changes;

•	created a cross-functional team of finance, information systems and operating professionals to address controls and procedures related to inventory at our plant operations;

•	elevated the organizational importance of the internal audit function through the addition of more experienced staff, new and enhanced internal auditing scope and procedures and an enhanced reporting connection between the internal audit function and the Audit Committee;

•	improved procedures and review process relative to account reconciliations and required support, including the addition of new, standardized corporate policy across the corporation;

•	improved internal controls over financial reporting at the Company's European locations by reorganizing the reporting structure and requiring all European plant controllers to report directly to a Senior Finance Director that, in turn, reports directly to the Chief Financial Officer;

•	separated assignments, responsibility and access between the accounts payable group and central procurement group; and

•	improved procedures and review processes relative to plant manual journal entries, including the adoption of a new corporate policy requiring pre-approval of manual journal entries exceeding certain designated thresholds.

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

Disclosure Controls and Procedures

Concurrent with the quarterly review of the Company's financial statements, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that they will meet their objectives as of April 3, 2005. Consequently, in connection with the preparation of this Quarterly Report, management of the Company undertook and completed reconciliations, analyses and reviews in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles.

PART II.    OTHER INFORMATION

METALDYNE CORPORATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.    Exhibits.

(A)	Exhibits:
	Exhibit 3.1	Restated Certificate of Incorporation of MascoTech, Inc. (1)
	Exhibit 3.2	Bylaws of Metaldyne Corporation. (2)
	Exhibit 10.3.4	Amendment No. 1 to the Receivables Transfer Agreement dated as of May 11, 2005.
	Exhibit 10.9	Description of the Metaldyne Annual Value Creation Plan.
	Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
	Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference from the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
	(2)	Incorporated by reference from the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Registration Statement on Form S-1 filed December 27, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALDYNE CORPORATION
(Registrant)
DATE: May 18, 2005	By:	/s/ Jeffrey M. Stafeil
Jeffrey M. Stafeil Executive Vice President and Chief Financial Officer (Chief Accounting Officer and Authorized Signatory)

METALDYNE CORPORATION
EXHIBIT INDEX

Exhibit

Exhibit 3.1	Restated Certificate of Incorporation of MascoTech, Inc. (1)
Exhibit 3.2	Bylaws of Metaldyne Corporation. (2)
Exhibit 10.9	Description of the Metaldyne Annual Value Creation Plan.
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Exhibits filed with Metaldyne Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference from the Exhibits filed with MascoTech, Inc.'s (now known as Metaldyne Corporation) Registration Statement on Form S-1 filed December 27, 2000.