Form 10-Q
period 2005-07-03
METALDYNE CORP
filed 2005-08-18
CIK 745448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JULY 3, 2005

COMMISSION FILE NUMBER 1-12068

METALDYNE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-2513957 (I.R.S. Employer Identification No.)
47659 Halyard Drive, Plymouth, Michigan (Address of principal executive offices)	48170-2429 (Zip Code)
(734) 207-6200 (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There is currently no public market for the registrant's common stock.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Shares outstanding at August 1, 2005
Common stock, par value $1 per share	42,844,760

METALDYNE CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets—July 3, 2005 and January 2, 2005	2
	Consolidated Statements of Operations for the Three and Six Months Ended July 3, 2005 and June 27, 2004	3
	Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2005 and June 27, 2004	4
	Notes to Consolidated Financial Statements	5–25
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26–52
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	52
Item 4.	Controls and Procedures	52–54
Part II.	Other Information and Signature	55–56

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
July 3, 2005 and January 2, 2005
(Dollars in thousands except per share amounts)

	July 3, 2005	January 2, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Receivables, net:
Trade, net of allowance for doubtful accounts	162,080	165,850
TriMas	2,770	2,830
Other	7,740	12,930

Total receivables, net	172,590	181,610
Inventories	119,340	127,020
Deferred and refundable income taxes	16,280	18,470
Prepaid expenses and other assets	32,900	36,650

Total current assets	341,110	363,750
Equity investments and receivables in affiliates	106,580	107,040
Property and equipment (net of accumulated depreciation of $333,120 and $294,940 at July 3, 2005 and January 2, 2005, respectively)	822,300	856,250
Excess of cost over net assets of acquired companies	598,140	626,240
Intangible and other assets	227,950	241,470

Total assets	$2,096,080	$2,194,750

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$271,550	$286,590
Accrued liabilities	120,070	117,050
Current maturities, long-term debt	7,390	12,250

Total current liabilities	399,010	415,890
Long-term debt	840,650	855,450
Deferred income taxes	72,010	88,910
Minority interest	670	650
Other long-term liabilities	130,390	142,700
Redeemable preferred stock, (aggregate liquidation value $169,750 and $159,250 at July 3, 2005 and January 2, 2005, respectively). Authorized: 1,198,693 shares; Outstanding: 1,189,694 shares	160,220	149,190

Total liabilities	1,602,950	1,652,790

Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million shares	42,840	42,830
Paid-in capital	698,870	698,870
Accumulated deficit	(266,180)	(262,740)
Accumulated other comprehensive income	17,600	63,000

Total shareholders' equity	493,130	541,960

Total liabilities and shareholders' equity	$2,096,080	$2,194,750

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(Unaudited)		(Unaudited)
Net sales	$589,120	$521,890	$1,167,870	$1,003,030
Cost of sales	(526,210)	(469,500)	(1,052,080)	(898,430)

Gross profit	62,910	52,390	115,790	104,600
Selling, general and administrative expenses	(32,040)	(31,250)	(59,780)	(62,470)
Restructuring charges	(390)	(1,520)	(1,680)	(1,710)
Loss on disposition of manufacturing facilities	—	—	—	(7,600)

Operating profit	30,480	19,620	54,330	32,820

Other expense, net:
Interest:
Interest expense	(21,780)	(19,650)	(44,380)	(39,750)
Preferred stock dividends and accretion	(5,590)	(4,710)	(11,030)	(8,970)
Non-cash gain on maturity of interest rate arrangements	—	—	—	6,590
Equity income from affiliates, net	970	2,980	1,580	4,440
Other, net	(2,580)	(1,040)	(4,390)	(3,420)

Other expense, net	(28,980)	(22,420)	(58,220)	(41,110)

Income (loss) before income taxes	1,500	(2,800)	(3,890)	(8,290)
Income tax expense (benefit)	1,440	370	(450)	130

Net income (loss)	$60	$(3,170)	$(3,440)	$(8,420)

Basic and diluted income (loss) per share	$—	$(0.07)	$(0.08)	$(0.20)

Weighted average number of shares outstanding for basic and diluted income (loss) per share	42,840	42,800	42,840	42,800

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	July 3, 2005	June 27, 2004
	(Unaudited)
Operating activities:
Net loss	$(3,440)	$(8,420)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	66,620	64,000
Stock award expense	—	470
Debt fee amortization	1,570	1,340
Fixed asset losses	890	750
Loss on disposition of manufacturing facilities	—	7,600
Deferred income taxes	(11,470)	(70)
Preferred stock dividends and accretion	11,030	8,970
Interest expense (interest accretion)	140	—
Gain on maturity of interest rate arrangements	—	(6,590)
Equity income from affiliates, net	(1,580)	(4,440)
Curtailment gain and gain on elimination of certain benefits	(6,070)	(1,950)
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	(36,700)	(77,820)
Net proceeds of accounts receivable facility	38,600	47,000
Inventories	3,790	(20,320)
Prepaid expenses and other assets	3,310	(8,190)
Accounts payable and accrued liabilities	(2,500)	55,030
Change in other long-term assets	(2,970)	(590)
Change in other long-term liabilities	(5,270)	(5,710)
Other, net	(570)	2,050

Net cash provided by operating activities	55,380	53,110

Investing activities:
Capital expenditures	(59,180)	(63,970)
Proceeds from sale/leaseback of fixed assets	16,350	72,530
Disposition of manufacturing facilities	—	(500)
(Payments for) reimbursement from acquisition of business, net of cash received	7,960	(203,870)

Net cash used for investing activities	(34,870)	(195,810)

Financing activities:
Principal payments of term loan facilities	(440)	(440)
Proceeds of revolving credit facility	215,000	117,090
Principal payments of revolving credit facility	(228,540)	(64,790)
Proceeds of senior subordinated notes, due 2014 (face value $31.7 million)	—	26,920
Proceeds of other debt	3,050	780
Principal payments of other debt	(8,980)	(5,970)
Issuance of Series A-1 preferred stock (face value $65.4 million)	—	55,340

Net cash provided by (used for) financing activities	(19,910)	128,930
Effect of exchange on cash	(600)	(50)

Net increase (decrease) in cash	—	(13,820)
Cash and cash equivalents, beginning of period	—	13,820

Cash and cash equivalents, end of period	$—	$—

Supplementary cash flow information:
Cash paid for income taxes, net	$4,150	$6,780
Cash paid for interest	$42,480	$37,680
Noncash transactions—capital leases	$340	$4,970

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Other Information

        Metaldyne Corporation ("Metaldyne" or "the Company") is a leading global manufacturer of highly engineered metal components for the global light vehicle market. The Company operates two segments focused on the global light vehicle market. The Chassis and Powertrain segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles.

        The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal year 2005 is comprised of fifty-two weeks and fiscal year 2004 is comprised of fifty-three weeks and end on January 1, 2006 and January 2, 2005, respectively. All year and quarter references relate to the Company's fiscal year and fiscal quarters unless otherwise stated.

        In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the "2004 Form 10-K"). The results of operations for the period ended July 3, 2005 are not necessarily indicative of the results for the full year.

        Certain prior year amounts have been reclassified to reflect current year classifications.

2.    Stock Options and Awards

        The Company has a stock-based employee compensation plan and has issued equity-based incentives in various forms. The Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands except per share amounts)
Net income (loss), as reported	$60	$(3,170)	$(3,440)	$(8,420)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(50)	—	(170)

Pro forma net income (loss)	$60	$(3,220)	$(3,440)	$(8,590)

Income (loss) per share:
Basic and diluted—as reported	$—	$(0.07)	$(0.08)	$(0.20)

Basic and diluted—pro forma for stock-based compensation	$—	$(0.07)	$(0.08)	$(0.20)

        In January 2004, the Company offered eligible employees the opportunity to participate in a Voluntary Stock Option Exchange Program (the "Program"), to exchange all of their outstanding options to purchase shares of the Company's common stock granted under the Long Term Equity Incentive Plan (the "Plan") for new stock options and restricted stock units to be granted under the Plan. Participation in the Program was voluntary. Elections were required to be received by January 14, 2004, with new stock options granted on or after July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and those eligible employees not electing to participate in the new Program continue to be eligible to participate in the existing Plan. There was no stock compensation expense for the six months ended July 3, 2005.

3.    Accounts Receivable Securitization and Factoring Agreements

        On April 29, 2005, the Company and its newly formed wholly owned special purpose subsidiary, MRFC, Inc. ("MRFC"), entered into a new accounts receivable financing facility with General Electric Capital Corporation ("GECC"). Concurrent with entering into the new facility, the Company's former accounts receivable financing facility with JPMorgan Chase Bank, N.A. (the "Former Facility") was repaid in full and terminated. The terms of the new facility are generally consistent with those of the Former Facility, but include (a) a maturity date of January 1, 2007, (b) improved customer concentration limits, (c) increased program availability and (d) adjustments to certain default triggers.

        In conjunction with the new accounts receivable facility, the Company entered into an amendment to its credit agreement, which authorized JPMorgan Chase Bank, N.A. ("JPMCB") to enter into an intercreditor agreement with GECC, as administrative agent under the Company's accounts receivable facility. The intercreditor agreement between JPMCB and GECC was effective as of May 16, 2005. Under the terms of the Company's accounts receivable facility, the signing of the intercreditor agreement automatically triggered both (a) an increase in the maximum potential availability under the facility from $150 million to $175 million and (b) an improvement in actual availability under the accounts receivable facility. The improvements in liquidity under the terms of the receivables facility that took effect upon the signing of the intercreditor agreement resulted from both (a) a previously agreed reversal of the effects of the Ford Motor Company and General Motors Corporation credit rating downgrades and (b) other previously agreed increases in concentration limits applicable to certain customers, including Ford and General Motors. In addition, the applicable margin on LIBOR based drawings increased from 1.5% to 1.75% (increasing further 0.25% thereafter each 90 days to a maximum of 2.25%) and increase the applicable margin on Base Rate based drawings from 0.5% to 0.75% (increasing further 0.25% thereafter each 90 days to a maximum of 2.25%). See also Note 17, Subsequent Events.

        The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $2.4 million and $1.4 million for the six months ended July 3, 2005 and June 27, 2004, respectively, and is included in other expense, net in the Company's consolidated statement of operations. Prior to April 29, 2005, the Company's trade accounts receivable of substantially all domestic business operations were sold in connection with the Former Facility. At July 3, 2005, total usage and availability under the accounts receivable facility was approximately $101.9 million and $112.6 million, respectively, with $10.7 million available but not utilized. The interest rate was based on LIBOR plus 1.75% at July 3, 2005 and increased to LIBOR plus 2.25% upon execution of the final accounts receivable securitization facility on July 8, 2005. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.

        The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of July, 3, 2005, the Company had approximately $75 million available from these commitments, and approximately $63 million of receivables were sold under these programs. The Company pays a commission to the factoring company plus interest from the date the receivables are sold until the date of customer payment. Commission expense of $0.9 million related to these agreements for the six months ended July 3, 2005 is recorded in other expense, net on the Company's consolidated statement of operations.

        To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at July 3, 2005 collection of approximately $24.8 million of accounts receivable was accelerated under these programs. In addition to the above programs, the Company continues to collect approximately $22 million per month on an accelerated basis as a result of favorable payment terms that it negotiated with one of its customers, through an agreement that expires December 31, 2006. These payments are received on average 20 days after shipment of product to the customer. While the impact of the discontinuance of the accelerated collection programs may be partially offset by a greater utilization of the Company's accounts receivable securitization facility, the Company continues to examine other alternative programs in the marketplace, as well as enhanced payment terms directly from its customers.

4.    Inventories

        Inventories by component are as follows:

	July 3, 2005	January 2, 2005
	(In thousands)
Finished goods	$36,680	$42,310
Work in process	35,890	36,440
Raw materials	46,770	48,270

	$119,340	$127,020

5.    Excess of Cost over Net Assets of Acquired Companies and Intangible Assets

        At July 3, 2005, the excess of cost over net assets of acquired companies ("goodwill") balance was approximately $598 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate. This assessment was completed for the year ended January 2, 2005. The assessment was performed again in the first quarter of 2005 in connection with the formation of the new reporting units pursuant to the change in operating segments describe below under "Goodwill." The assessment for the quarter ended April 3, 2005 indicated that the fair value of these units exceeded their carrying values.

  Acquired Intangible Assets

        The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	As of July 3, 2005			As of January 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
	(In thousands, except weighted average life)
Amortized Intangible Assets:
Customer Contracts	$123,880	$(48,640)	10.0 years	$127,600	$(42,750)	10.0 years
Technology and Other	159,150	(51,490)	13.9 years	163,920	(45,260)	13.9 years

Total	$283,030	$(100,130)	13.2 years	$291,520	$(88,010)	13.2 years

Aggregate Amortization Expense (Included in Cost of Sales):
For the six months ended July 3, 2005		$12,120
Estimated Amortization Expense:
For the fiscal year ending 2005		23,410
For the fiscal year ending 2006		23,410
For the fiscal year ending 2007		22,640
For the fiscal year ending 2008		21,890
For the fiscal year ending 2009		21,890

  Goodwill

        The changes in the carrying amount of goodwill for the six months ended July 3, 2005 are as follows:

	Chassis	Powertrain	Total
	(In thousands)
Balance as of January 2, 2005	$348,410	$277,830	$626,240
Exchange impact from foreign currency	(15,160)	(4,250)	(19,410)
New Castle adjustment (see Note 8)	(7,960)	—	(7,960)
Other	—	(730)	(730)

Balance as of July 3, 2005	$325,290	$272,850	$598,140

        As a result of its reorganization in January 2005, the Company consolidated its operations into two segments: the Chassis segment and the Powertrain segment. This resulted in a change in the underlying reporting units and necessitated a reallocation of goodwill to the new reporting units based on relative fair values. The reallocation did not indicate an impairment of goodwill for the new reporting units based on expected future cash flows discounted at a 9.5% rate. However, if the discount rate were to increase to approximately 13%, or if expected future operating margins were to decrease by approximately 12.5%, further goodwill impairment analysis would be necessary for one of the Company's reporting units.

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

        CHASSIS—Manufactures components, modules and systems used in a variety of engineered chassis applications, including fittings, wheel-ends, axle shaft, knuckles and mini-corner assemblies. This segment utilizes a variety of processes including hot, warm and cold forging, powder metal forging and machinery and assembly.

        POWERTRAIN—Manufactures a broad range of engine components, modules and systems, including sintered metal, powder metal, hydraulic controls, precision shafts, forged and tubular fabricated products used for a variety of applications. These applications include balance shaft modules and front cover assemblies. This segment also includes integrated program management used in a broad range of transmission applications. These applications include transmission and transfer case shafts and transmission valve bodies.

        Intercompany sales for the three and six months ended July 3, 2005 were $10.3 million and $19.6 million in the Chassis segment and $1.2 million and $2.0 million in the Powertrain segment, respectively. Intercompany sales for the three and six months ended June 27, 2004 were $8.2 million and $15.5 million in the Chassis segment and $0.7 and $1.4 million in the Powertrain segment, respectively. Intercompany sales are recognized in accordance with the Company's revenue recognition policy and are eliminated in consolidation.

        Segment activity for the three and six months ended July 3, 2005 and June 27, 2004 is as follows:

	Three Months Ended
			Six Months Ended
		June 27, 2004
	July 3, 2005		July 3, 2005	June 27, 2004
	(In thousands)
SALES
Chassis	$349,440	$301,720	$687,890	$569,080
Powertrain	239,680	220,170	479,980	433,950

Total sales	$589,120	$521,890	$1,167,870	$1,003,030

Adjusted EBITDA
Chassis	$31,180	$31,030	$58,870	$60,940
Powertrain	34,130	29,180	67,820	57,890
Centralized resources ("Corporate")	(760)	(7,450)	(4,300)	(13,540)

Total Adjusted EBITDA	64,550	52,760	122,390	105,290
Depreciation & amortization	(33,290)	(32,470)	(66,620)	(64,000)
Loss on sale of manufacturing facilities	—	—	—	(7,600)
Non-cash stock award expense	—	(240)	—	(470)
Other, net included in Adjusted EBITDA	(780)	(430)	(1,440)	(400)

Operating profit	$30,480	$19,620	$54,330	$32,820

	July 3, 2005	January 2, 2005
	(In thousands)
Total Assets
Chassis	$989,070	$1,085,630
Powertrain	738,920	752,930
Corporate	368,090	356,190

Total assets	$2,096,080	$2,194,750

	Six Months Ended
	July 3, 2005	June 27, 2004
Capital Expenditures
Chassis	$28,450	$28,170
Powertrain	30,540	34,800
Corporate	190	1,000

Total capital expenditures	$59,180	$63,970

8.    Acquisitions

        In the first quarter of 2004, effective December 31, 2003, the Company completed a transaction with DaimlerChrysler Corporation ("DaimlerChrysler") that transferred full ownership of the New Castle Machining and Forge ("New Castle") manufacturing operations to Metaldyne. From January 2003 until the transaction at December 31, 2003, New Castle was managed as a joint venture between Metaldyne and DaimlerChrysler; at December 28, 2003, the Company's investment in this joint venture was approximately $20 million (before fees and expenses of approximately $2 million). The New Castle facility manufactures suspension and chassis components for Chrysler, Jeep and Dodge vehicles; additionally, Metaldyne has launched initiatives to expand the customer base beyond DaimlerChrysler. The New Castle manufacturing operations are part of the Company's Chassis segment.

        As part of the New Castle transaction, Metaldyne acquired Class A and Class B units representing DaimlerChrysler's entire joint venture interest in New Castle. In exchange, Metaldyne delivered to DaimlerChrysler $215 million (before fees and expenses of approximately $3 million), comprised of $118.8 million in cash; $31.7 million in aggregate principal amount of a new issue of its 10% senior subordinated notes; and $64.5 million (fair value of $55.3 million as of December 31, 2003) in aggregate liquidation preference of its Series A-1 preferred stock. Included in the $5 million fees and expenses is a $2.4 million transaction fee paid to Heartland Industrial Partners ("Heartland") pursuant to the monitoring agreement with Heartland in conjunction with the acquisition of New Castle. The cash portion of the consideration was funded in part by the net cash proceeds of approximately $58 million from the sale-leaseback of certain machinery and equipment with a third-party lessor, with the remainder funded through Metaldyne's revolving credit facility.

        The consolidated statement of cash flows for the six months ended June 27, 2004 has been adjusted to reflect the final purchase price allocation of the New Castle acquisition.

        In connection with the acquisition of New Castle, the Company recorded $33.6 million of tax deductible goodwill that is amortizable over a 15 year period. The tax deductible goodwill in excess of goodwill recorded in connection with the transaction for financial reporting purposes is attributable to the unamortized accretion, as of the issue date, of the 10% senior subordinated notes issued to DaimlerChrysler.

        Also, in conjunction with the purchase agreement for the acquisition of New Castle, DaimlerChrysler agreed to reimburse the Company for potential equipment purchases related to production capacity for a specific product line. As reimbursement is received from DaimlerChrysler, the Company has recognized this as a reduction to the initial goodwill recorded at the time of this acquisition. The Company anticipates total reimbursement of $8.3 million, of which approximately $8.0 million had been received as of July 3, 2005.

9.    Asset Impairments and Restructuring Related Integration Actions

        Restructuring costs incurred for the six months ended July 3, 2005 were $1.7 million and primarily reflect headcount reductions related to the consolidation of the Company's operations into two segments. Costs incurred for the six months ended June 27, 2004 were $1.7 million and primarily reflect headcount reductions in the Company's Forging operations.

        The Company expects to realize additional savings in 2005 from the 2004 restructuring actions as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

	Acquisition Related Severance Costs	2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	2005 Additional Severance and Other Exit Costs	Total
	(In thousands)
Balance at December 28, 2003	$1,340	$360	$7,350	$—	$—	$9,050
Charges to expense	—	—	—	2,750	—	2,750
Cash payments	(310)	(360)	(4,600)	(2,240)	—	(7,510)
Reversal of unutilized amounts	(360)	—	—	—	—	(360)

Balance at January 2, 2005	$670	$—	$2,750	$510	$—	$3,930
Charges to expense	—	—	(240)	—	1,920	1,680
Cash payments	—	—	(1,500)	(320)	(1,430)	(3,250)

Balance at July 3, 2005	$670	$—	$1,010	$190	$490	$2,360

        The above amounts represent total estimated cash payments, of which $1.7 million and $3.2 million are recorded in accrued liabilities, with $0.7 million (which will primarily be paid out in fiscal 2006) recorded in other long-term liabilities in the Company's consolidated balance sheet at July 3, 2005 and January 2, 2005.

10.    Dispositions

        On February 1, 2004, the Company completed an asset sale pursuant to which substantially all of the business associated with two of the aluminum die casting facilities in its former Driveline segment was sold to Lester PDC, Ltd, a Kentucky-based aluminum die casting and machining company. The Company retained an interest in approximately $5.6 million in working capital (principally accounts receivable). Cash paid in the transaction to buy out the remaining portion of the equipment that had previously been sold under an operating lease arrangement by the Company was approximately $6.1 million, net of proceeds from Lester PDC of $4.1 million. The buyer also agreed to lease the

Bedford Heights, Ohio and sub-lease the Rome, Georgia facilities from the Company for approximately $0.2 million and $0.4 million, respectively. In addition, Lester PDC and Metaldyne entered into a supply agreement. In connection with the disposition of these manufacturing facilities, the Company recognized a charge of $7.6 million on the Company's consolidated statement of operations as of March 28, 2004. The charge represents the book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

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

11.    Redeemable Preferred Stock

        The Company has outstanding 644,540 shares of $64.5 million in liquidation value ($56.6 million carrying value as of July 3, 2005) of Series A-1 preferred stock par value $1 and authorized 644,540 shares to DaimlerChrysler Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the ten-year period. The preferred stock is mandatorily redeemable on December 31, 2013. Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends.

        The Company has outstanding 361,001 shares of $36.1 million in liquidation value ($34.4 million carrying value as of July 3, 2005) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company's board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

        The Company has outstanding 184,153 shares with a carrying value of $18.4 million of redeemable Series B preferred stock to Heartland. The redeemable Series B preferred shares issued are mandatory redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum.

        Preferred stock dividends (including accretion of $0.5 million and $0.1 million in 2005 and 2004, respectively) were $11.0 million and $9.1 million, while dividend cash payments were zero, for the six months ended July 3, 2005 and June 27, 2004, respectively. Unpaid accrued dividends were $50.8 million and $40.3 million at July 3, 2005 and January 2, 2005, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $160.2 million and $149.2 million in the Company's consolidated balance sheet at July 3, 2005 and January 2, 2005, respectively.

12.    Income (Loss) Per Share

        The following reconciles the numerators and denominators used in the computations of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2005	July 3, 2005	June 27, 2004
	(In thousands except per share amounts)
Weighted average number of shares outstanding for basic and diluted	42,840	42,800	42,840	42,800

Income (loss) used for basic and diluted earnings per share computation	$60	$(3,170)	$(3,440)	$(8,420)

Basic and diluted income (loss) per share	$—	$(0.07)	$(0.08)	$(0.20)

        Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2.7 million and 0.9 million of common shares as they are anti-dilutive at July 3, 2005 and June 27, 2004, respectively.

        Contingently issuable shares, representing approximately 0.05 million restricted common shares, have an anti-dilutive effect on earnings per share for the three and six months ended July 3, 2005 and June 27, 2004.

13.    Comprehensive Income (Loss)

        The Company's total comprehensive income (loss) for the period was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)
Net income (loss)	$60	$(3,170)	$(3,440)	$(8,420)
Other comprehensive income (loss):
Foreign currency translation adjustment	(30,620)	60	(43,360)	(4,890)
Change in the Company's portion of TriMas' other comprehensive income	(1,130)	(1,620)	(2,040)	(1,620)
Interest rate agreements fair value adjustments (realized in 2004)	—	—	—	(6,590)

Total other comprehensive loss	(31,750)	(1,560)	(45,400)	(13,100)

Total comprehensive loss	$(31,690)	$(4,730)	$(48,840)	$(21,520)

14.    Employee Benefit Plans

Pension Benefits:

	For the three months ended		For the six months ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$770	$780	$1,530	$1,560
Interest cost	4,480	4,340	8,970	8,680
Expected return on plan assets	(4,600)	(4,350)	(9,200)	(8,700)
Amortization of prior service cost	40	40	80	80
Recognized gain due to curtailments/settlements	—	(1,470)	—	(1,470)
Amortization of net (gain) loss	900	620	1,800	1,240

Net periodic benefit (gain) cost	$1,590	$(40)	$3,180	$1,390

Other Benefits:

	For the three months ended		For the six months ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$450	$300	$1,020	$600
Interest cost	550	780	1,350	1,560
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(5,630)	(60)	(5,720)	(120)
Recognized gain due to curtailments/settlements	—	(480)	(2,490)	(480)
Amortization of net (gain) loss	2,500	140	2,670	280

Net periodic benefit (gain) cost	$(2,130)	$680	$(3,170)	$1,840

  Employer Contributions

        Metaldyne previously disclosed in its financial statements for the year ended January 2, 2005, that it expected to contribute $24.0 million to its defined benefit pension plans in 2005. As of July 3, 2005, approximately $9.0 million of these contributions have been made.

        The Company also disclosed in its financial statements for the year ended January 2, 2005, that it expected to contribute approximately $10.6 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2005. The Company contributed approximately $5.2 million to its defined contribution plans as of July 3, 2005.

        In December 2004, the Company announced that it will discontinue retiree medical and life insurance coverage to its salaried and nonunion retirees and their beneficiaries effective January 1, 2006. The Company recorded a curtailment gain of $2.5 million for the six months ended July 3, 2005 pursuant to this announcement, which is included in selling, general and administrative expenses in the Company's consolidated statement of operations. Additionally, the Company recorded a reduction of expenses related to the retiree medical and life insurance plans of $3.6 million for the six months ended July 3, 2005. $0.4 million of this amount is included in selling, general and administrative expenses and $3.2 million is included in cost of sales in the Company's consolidated statement of operations.

        As a result of the discontinuation of retiree medical and life insurance coverage discussed above, the Company expects to receive an estimated cash benefit of $1.0 million in 2006.

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

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for the Company at the beginning of its fiscal year 2006. The Company will then be required to record any compensation expense using the fair value method in connection with option grants to employees after adoption. Management is currently reviewing the provisions of this Statement and will adopt it no later than the Company's fiscal year beginning January 2, 2006.

        In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company must adopt the requirements of FIN 47 by December 31, 2005 and is in the process of evaluating whether FIN 47 will result in the recognition of additional asset retirement obligations for the Company.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods' financial statements to reflect the change in accounting principle. APB Opinion No. 20 previously required that the impact of most voluntary changes in accounting principles be recognized in the period the change as a cumulative effect of a change in accounting principle. The provisions of this Statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005. The Company is currently reviewing the provisions of this Statement and will adopt it prospectively to accounting changes made after January 1, 2006.

17.    Subsequent Events

        On July 8, 2005, the Company and its wholly owned special purpose subsidiary, MRFC, amended and restated its existing accounts receivable financing facility with GECC as a purchaser and Administrative Agent, Bank of America, N.A. and Wells Fargo Foothill, LLC, each as Co-Syndication Agents, U.S. Bank National Association and UBS Securities LLC, each as Co-Documentation Agents and the financial institutions party thereto as purchasers. The terms of the facility that were amended and restated include (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represents the completion of the final step of the previously disclosed, multi-step receivables facility modifications.

18.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The following condensed consolidating financial information presents:

  (1)
  Condensed consolidating financial statements as of July 3, 2005 and January 2, 2005, and for the three and six months ended July 3, 2005 and June 27, 2004 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

  (2)
  Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

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

        All investments in non-domestic subsidiaries are held at Metaldyne Company LLC, a wholly owned subsidiary of Metaldyne Corporation and the guarantor subsidiaries. Equity in non-domestic subsidiary investees is included in the guarantor column of the accompanying consolidating financial information.

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet July 3, 2005
(Unaudited)

	PARENT	GUARANTOR	NON- GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Total receivables, net	—	115,210	57,380	—	172,590
Inventories	—	84,040	35,300	—	119,340
Deferred and refundable income taxes	—	14,560	1,720	—	16,280
Prepaid expenses and other assets	—	26,660	6,240	—	32,900

Total current assets	—	240,470	100,640	—	341,110
Equity investments and receivables in affiliates	106,580	—	—	—	106,580
Property and equipment, net	—	564,120	258,180	—	822,300
Excess of cost over net assets of acquired companies	—	442,790	155,350	—	598,140
Investment in subsidiaries	546,770	225,820	—	(772,590)	—
Intangible and other assets	—	206,530	21,420	—	227,950

Total assets	$653,350	$1,679,730	$535,590	$(772,590)	$2,096,080

Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$209,800	$61,750	$—	$271,550
Accrued liabilities	—	94,770	25,300	—	120,070
Current maturities, long-term debt	—	3,100	4,290	—	7,390

Total current liabilities	—	307,670	91,340	—	399,010
Long-term debt	427,320	411,660	1,670	—	840,650
Deferred income taxes	—	47,150	24,860	—	72,010
Minority interest	—	—	670	—	670
Other long-term liabilities	—	123,160	7,230	—	130,390
Redeemable preferred stock	160,220	—	—	—	160,220
Intercompany accounts, net	(427,320)	243,320	184,000	—	—

Total liabilities	160,220	1,132,960	309,770	—	1,602,950

Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,840	—	—	—	42,840
Paid-in capital	698,870	—	—	—	698,870
Accumulated deficit	(266,180)	—	—	—	(266,180)
Accumulated other comprehensive income	17,600	—	—	—	17,600
Investment by Parent/Guarantor	—	546,770	225,820	(772,590)	—

Total shareholders' equity	493,130	546,770	225,820	(772,590)	493,130

Total liabilities and shareholders' equity	$653,350	$1,679,730	$535,590	$(772,590)	$2,096,080

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet January 2, 2005

	PARENT	GUARANTOR	NON- GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Total receivables, net	—	128,230	53,380	—	181,610
Inventories	—	84,570	42,450	—	127,020
Deferred and refundable income taxes	—	14,500	3,970	—	18,470
Prepaid expenses and other assets	—	28,830	7,820	—	36,650

Total current assets	—	256,130	107,620	—	363,750
Equity investments and receivables in affiliates	107,040	—	—	—	107,040
Property and equipment, net	—	580,780	275,470	—	856,250
Excess of cost over net assets of acquired companies	—	472,050	154,190	—	626,240
Investment in subsidiaries	584,110	232,280	—	(816,390)	—
Intangible and other assets	—	222,380	19,090	—	241,470

Total assets	$691,150	$1,763,620	$556,370	$(816,390)	$2,194,750

Liabilities And Shareholders' Equity
Current liabilities:
Accounts payable	$—	$199,710	$86,880	$—	$286,590
Accrued liabilities	—	92,000	25,050	—	117,050
Current maturities, long-term debt	—	3,630	8,620	—	12,250

Total current liabilities	—	295,340	120,550	—	415,890
Long-term debt	427,180	426,320	1,950	—	855,450
Deferred income taxes	—	61,940	26,970	—	88,910
Minority interest	—	—	650	—	650
Other long-term liabilities	—	135,310	7,390	—	142,700
Redeemable preferred stock	149,190	—	—	—	149,190
Intercompany accounts, net	(427,180)	256,340	170,840	—	—

Total liabilities	149,190	1,175,250	328,350	—	1,652,790

Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42,830	—	—	—	42,830
Paid-in capital	698,870	—	—	—	698,870
Accumulated deficit	(262,740)	—	—	—	(262,740)
Accumulated other comprehensive income	63,000	—	—	—	63,000
Investment by Parent/Guarantor	—	588,370	228,020	(816,390)	—

Total shareholders' equity	541,960	588,370	228,020	(816,390)	541,960

Total liabilities and shareholders' equity	$691,150	$1,763,620	$556,370	$(816,390)	$2,194,750

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended July 3, 2005
(Unaudited)

	PARENT	GUARANTOR	NON- GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Net sales	$—	$454,170	$134,950	$—	$589,120
Cost of sales	—	(417,430)	(108,780)	—	(526,210)

Gross profit	—	36,740	26,170	—	62,910
Selling, general and administrative expenses	—	(25,020)	(7,020)	—	(32,040)
Restructuring charges	—	(380)	(10)	—	(390)

Operating profit (loss)	—	11,340	19,140	—	30,480
Other expense, net:
Interest expense	—	(21,330)	(450)	—	(21,780)
Preferred stock dividends and accretion	(5,590)	—	—	—	(5,590)
Equity income (loss) from affiliates, net	970	—	—	—	970
Other, net	—	(3,530)	950	—	(2,580)

Other expense, net	(4,620)	(24,860)	500	—	(28,980)

Income (loss) before income taxes	(4,620)	(13,520)	19,640	—	1,500
Income tax expense (benefit)	—	(5,440)	6,880	—	(1,440)
Equity in net income of subsidiaries	4,680	12,760	—	(17,440)	—

Income (loss) attributable to common stock	$60	$4,680	$12,760	$(17,440)	$60

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended June 27, 2004
(Unaudited)

	PARENT	GUARANTOR	NON- GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Net sales	$—	$416,350	$105,540	$—	$521,890
Cost of sales	—	(386,290)	(83,210)	—	(469,500)

Gross profit	—	30,060	22,330	—	52,390
Selling, general and administrative expenses	—	(25,790)	(5,460)	—	(31,250)
Restructuring charges	—	(660)	(860)	—	(1,520)

Operating profit (loss)	—	3,610	16,010	—	19,620
Other expense, net:
Interest expense	—	(17,310)	(2,340)	—	(19,650)
Preferred stock dividends and accretion	(4,710)	—	—	—	(4,710)
Equity income (loss) from affiliates, net	2,980	—	—	—	2,980
Other, net	—	(2,360)	1,320	—	(1,040)

Other expense, net	(1,730)	(19,670)	(1,020)	—	(22,420)

Income (loss) before income taxes	(1,730)	(16,060)	14,990	—	(2,800)
Income tax expense (benefit)	—	(3,840)	4,210	—	370
Equity in net income of subsidiaries	(1,440)	10,780	—	(9,340)	—

Income (loss) attributable to common stock	$(3,170)	$(1,440)	$10,780	$(9,340)	$(3,170)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Six Months Ended July 3, 2005
(Unaudited)

	PARENT	GUARANTOR	NON- GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Net sales	$—	$905,030	$262,840	$—	$1,167,870
Cost of sales	—	(840,110)	(211,970)	—	(1,052,080)

Gross profit	—	64,920	50,870	—	115,790
Selling, general and administrative expenses	—	(46,820)	(12,960)	—	(59,780)
Restructuring charges	—	(1,450)	(230)	—	(1,680)

Operating profit (loss)	—	16,650	37,680	—	54,330
Other expense, net:
Interest expense	—	(43,210)	(1,170)	—	(44,380)
Preferred stock dividends and accretion	(11,030)	—	—	—	(11,030)
Equity income (loss) from affiliates, net	1,580	—	—	—	1,580
Other, net	—	(6,400)	2,010	—	(4,390)

Other expense, net	(9,450)	(49,610)	840	—	(58,220)

Income (loss) before income taxes	(9,450)	(32,960)	38,520	—	(3,890)
Income tax expense (benefit)	—	(13,180)	12,730	—	(450)
Equity in net income of subsidiaries	6,010	25,790	—	(31,800)	—

Income (loss) attributable to common stock	$(3,440)	$6,010	$25,790	$(31,800)	$(3,440)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Six Months Ended June 27, 2004
(Unaudited)

	PARENT	GUARANTOR	NON- GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Net sales	$—	$794,860	$208,170	$—	$1,003,030
Cost of sales	—	(732,850)	(165,580)	—	(898,430)

Gross profit	—	62,010	42,590	—	104,600
Selling, general and administrative expenses	—	(51,520)	(10,950)	—	(62,470)
Restructuring charges	—	(850)	(860)	—	(1,710)
Loss on disposition of manufacturing facilities	—	(7,600)	—	—	(7,600)

Operating profit (loss)	—	2,040	30,780	—	32,820
Other expense, net:
Interest expense	—	(35,300)	(4,450)	—	(39,750)
Preferred stock dividends and accretion	(8,970)	—	—	—	(8,970)
Non-cash gain on maturity of interest rate arrangements	—	6,590	—	—	6,590
Equity income (loss) from affiliates, net	4,440	—	—	—	4,440
Other, net	—	(2,170)	(1,250)	—	(3,420)

Other expense, net	(4,530)	(30,880)	(5,700)	—	(41,110)

Income (loss) before income taxes	(4,530)	(28,840)	25,080	—	(8,290)
Income tax expense (benefit)	—	(7,200)	7,330	—	130
Equity in net income of subsidiaries	(3,890)	17,750	—	(13,860)	—

Earnings (loss) attributable to common stock	$(8,420)	$(3,890)	$17,750	$(13,860)	$(8,420)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Six Months Ended July 3, 2005
(Unaudited)

	PARENT	GUARANTOR	NON- GUARANTOR	ELIMINATIONS	CONSOLIDATED
			(In thousands)
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$38,230	$17,150	$—	$55,380

Cash flows from investing activities:
Capital expenditures	—	(41,910)	(17,270)	—	(59,180)
Proceeds from sale/leaseback of fixed assets	—	16,350	—	—	16,350
Reimbursement from acquisition of business, net of cash received	—	7,960	—	—	7,960

Net cash used for investing activities	—	(17,600)	(17,270)	—	(34,870)

Cash flows from financing activities:
Principal payments of term loan facilities	—	(440)	—	—	(440)
Proceeds of revolving credit facility	—	215,000	—	—	215,000
Principal payments of revolving credit facility	—	(228,540)	—	—	(228,540)
Proceeds of other debt	—	—	3,050	—	3,050
Principal payments of other debt	—	(1,560)	(7,420)	—	(8,980)

Net cash used for financing activities	—	(15,540)	(4,370)	—	(19,910)
Effect of exchange on cash	—	—	(600)	—	(600)
Change in intercompany accounts	—	(5,090)	5,090	—	—

Net increase in cash	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 27, 2004
(Unaudited)

	PARENT	GUARANTOR	NON- GUARANTOR	ELIMINATIONS	CONSOLIDATED
			(In thousands)
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$95,430	$(42,320)	$—	$53,110

Cash flows from investing activities:
Capital expenditures	—	(49,290)	(14,680)	—	(63,970)
Proceeds from sale/leaseback of fixed assets	—	72,530	—	—	72,530
Disposition of manufacturing facilities	—	(500)	—	—	(500)
Reimbursement from acquisition of Business, net of cash received	—	(203,870)	—	—	(203,870)

Net cash used for investing activities	—	(181,130)	(14,680)	—	(195,810)

Cash flows from financing activities:
Principal payments of term loan facilities	—	(440)	—	—	(440)
Proceeds of revolving credit facility	—	117,090	—	—	117,090
Principal payments of revolving credit facility	—	(64,790)	—	—	(64,790)
Proceeds of senior subordinated notes, due 2014	26,920	—	—	—	26,920
Proceeds of other debt	—	—	780	—	780
Principal payments of other debt	—	(2,660)	(3,310)	—	(5,970)
Issuance of Series A-1 preferred stock	55,340	—	—	—	55,340

Net cash provided by (used for) financing activities	82,260	49,200	(2,530)	—	128,930
Effect of exchange on cash	—	—	(50)	—	(50)
Change in intercompany accounts	(82,260)	25,750	56,510	—	—

Net increase (decrease) in cash	—	(10,750)	(3,070)	—	(13,820)
Cash and cash equivalents, beginning of period	—	10,750	3,070	—	13,820

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2004 sales of approximately $2 billion. We operate two segments focused on the global light vehicle market. The Chassis and Powertrain segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 67% of total 2004 sales. Prior to November 2000, we were a public company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions—Simpson in December 2000, GMTI effective January 2001, Dana Corporation's Greensboro, NC operation in May 2003, and DaimlerChrysler's New Castle operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally, we split off our non-automotive and other non-core operations, divesting our former TriMas subsidiary in June 2002, our Fittings operation in April 2003 and two aluminum die casting facilities in February 2004. In December 2004, we resumed a small operation at one of these two aluminum die casting facilities due to the independent investor's cessation of business in 2004.

Key Factors Affecting our Reported Results

        We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price. Supplier selection is generally finalized several years prior to the start of vehicle production and as a result, new business will generally not start production for two years or more beyond the award date. In addition, our results are heavily dependent on global vehicle production, and in particular the North American vehicle production of the Big 3 domestic manufacturers (Ford, General Motors and DaimlerChrysler). Our customers generally require that we offer annual productivity and efficiency related price decreases on products we sell them. Critical factors to be successful in this market include global low cost production facilities, leading service and parts quality, and differentiated product and process technology. Accordingly, we focus on managing our global manufacturing presence in line with our customer needs and local market manufacturing cost differences, improving operating efficiency and production quality of our plants, fixing or eliminating unprofitable facilities and reducing our overall material costs. In addition, we spend considerable time and resources developing new technology and products to enhance performance and/or decrease cost of the products we sell to our customers. See "Results of Operations" for more details as to the factors that affect year over year performance.

        The rise in raw material costs, especially steel, continues to negatively impact our results. Raw material costs increased our cost of goods sold by approximately $77 million in the first half of 2005 (approximately $36 million related to steel increases). Note that steel price increases primarily relate to our Forgings operations within the Chassis segment, while the remaining increases are spread across all of our other businesses and are related to numerous raw material increases such as molybdenum and casting components we purchase. However, we were able to offset almost all of this increase through negotiated or contractual price recovery from our customers; cost reductions and a decrease in our annual productivity/price reductions given to our customers; scrap sales; and steel resourcing efforts. Our ability to fully execute this recovery on a going forward basis is not guaranteed. Although certain raw material costs such as steel have started to decrease in 2005, there is no guarantee that these decreases will continue.

        Our strategy is centered on growth through new business awards and selected strategic acquisitions. We have a significant new project backlog and have completed several recent acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns. In order to finance a large portion of this activity, we incurred significant new debt. As such, we have substantial leverage and are constrained by various covenant limitations (see "Debt, Capitalization and Available Financing Sources" for more details surrounding these covenants). As we continue to invest in the resources to produce the products in our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through "Adjusted EBITDA." See the discussion below in "Key Indicators of Performance (Non-GAAP Financial Measures)" for further explanation) and working capital and fixed asset efficiency to assess our ability to favorably finance our new business backlog.

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

        Management believes that Adjusted EBITDA is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, as a measure of segment performance, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, rating agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

        The following is a reconciliation of our Adjusted EBITDA to net income (loss) for the three and six months ended July 3, 2005 and June 27, 2004:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In thousands)
Net income (loss)	$60	$(3,170)	$(3,440)	$(8,420)
Income tax expense (benefit)	1,440	370	(450)	130
Interest expense	21,780	19,650	44,380	39,750
Depreciation and amortization in operating profit	33,290	32,470	66,620	64,000
Non-cash stock award expense	—	240	—	470
Preferred stock dividend	5,590	4,710	11,030	8,970
Gain on maturity of interest rate arrangements	—	—	—	(6,590)
Loss on disposition of manufacturing facilities	—	—	—	7,600
Equity (income) loss from affiliates, net	(970)	(2,980)	(1,580)	(4,440)
Certain items within other, net(1)	3,360	1,470	5,830	3,820

Adjusted EBITDA	$64,550	$52,760	$122,390	$105,290

  (1)    Reconciliation of Other Expense

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In thousands)
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$3,360	$1,470	$5,830	$3,820
Items included in Adjusted EBITDA (includes foreign currency, royalties and interest income)	(780)	(430)	(1,440)	(400)

Total other, net	$2,580	$1,040	$4,390	$3,420

        The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In thousands)
Restructuring charges	$(390)	$(1,520)	$(1,680)	$(1,710)
Fixed asset disposal losses	(340)	(430)	(890)	(750)
Foreign currency gains (losses)	(10)	(290)	350	(720)
Independent investigation fees	—	(5,260)	—	(6,430)
Post retirement medical curtailment gain and elimination of cetain plan benefits	3,580	1,980	6,080	1,980

Results of Operations

        As a result of our reorganization of the Company's structure in the first quarter of 2005, the prior year amounts have been restated to reflect these changes for comparison purposes.

Quarter Ended July 3, 2005 versus June 27, 2004

        Net Sales.    Net sales by segment and in total for the three months ended July 3, 2005 and June 27, 2004 were:

Segment	Three Months Ended July 3, 2005	Three Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$349,440	$301,720
Powertrain Segment	239,680	220,170

Total Company	$589,120	$521,890

        Our second quarter 2005 net sales were $589 million versus second quarter 2004 net sales of $522 million. The primary driver of the increase in our 2005 sales was $67 million in new business resulting from new product launches and ramp up of existing programs. The launch of several product lines (DaimlerChrysler vehicle platforms—LX, WK) within our Chassis segment contributed $45 million to the increase in the segment. The Powertrain Group contributed $22 million in new business from new product launches and ramp up of existing programs. Offsetting these volume gains, we lost approximately $32 million from programs going out of production and price reductions granted to our end customers. In addition, we had an approximate $33 million increase in sales related to pass through of rising material costs as well as a $4 million benefit from changes in foreign exchange rates. The remaining change in our net sales is primarily explained by the 7.1% decrease in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler) during the second quarter of 2005. The specific sales differences are further explained in the segment information section.

        Gross Profit.    Gross profit by segment and in total for the three months ended July 3, 2005 and June 27, 2004 were:

Segment	Three Months Ended July 3, 2005	Three Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$25,800	$26,460
Powertrain Segment	35,330	29,250
Corporate/centralized resources	1,780	(3,320)

Total Company	$62,910	$52,390

        Our gross profit was $62.9 million or 10.7% of net sales for 2005 compared to $52.4 million or 10.0% of net sales for 2004. Of the $3.6 million benefit we experienced in the quarter related to our decision to discontinue post retirement medical benefits for salaried and non-union hourly employees, approximately $3.2 million benefited gross profit while the remaining $0.4 million benefit was recorded in selling, general and administrative expenses. Adjusting for this item, the remaining increase in gross profit is principally explained by the sales increase noted above.

        Selling, General and Administrative.    Selling, general and administrative expenses were $32 million, or 5.4% of net sales, for the second quarter of 2005 compared to $31.2 million, or 6.0% of sales, for the second quarter of 2004. The $0.8 million increase from 2004 to 2005 is primarily the result of the following:

(In millions)
Quarter Ended July 3, 2005 versus June 27, 2004 Benefit (Cost)
Independent investigation fees(1)	$5.3
Post retirement medical curtailment gain and elimination of certain plan benefits(2)	(1.6)
Workers' compensation claims	(1.0)
Accounts receivable securitization facility fees(3)	(1.0)
Increase in corporate costs(4)	(1.3)

Notes:
(1)	The independent investigation was completed in 2004.
(2)	Represents curtailment and other gains related to the elimination of post retirement medical and life insurance benefits (2005 benefit of $0.4 million versus 2004 benefit of $2.0 million).
(3)	Represents legal and audit fees not capitalized in conjunction with the new accounts receivable securitization facility. See also Note 3 included in the notes to the financial statements contained herein.
(4)	Represents an increase in corporate costs associated with centralized activities such as procurement and sales activities.

        Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the three months ended July 3, 2005 and June 27, 2004 was:

Segment	Three Months Ended July 3, 2005	Three Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$18,660	$17,740
Powertrain Segment	12,390	13,360
Corporate/centralized resources	2,240	1,370

Total Company	$33,290	$32,470

        The net increase in depreciation and amortization of approximately $0.8 million is principally explained by capital spending exceeding our depreciation expense over the past several years. Thus, the additional capital spending accounts for the increase in depreciation expense.

        Restructuring Charges.    We incurred $0.4 million of restructuring charges in the second quarter of 2005 compared to $1.5 million incurred in the second quarter of 2004. The second quarter of 2005 charges are primarily as a result of headcount reductions related to the consolidation of our operations into two segments. Net restructuring activity in the second quarter of 2005 is as follows:

Severance Accrued Costs
(In thousands)
Balance April 3, 2005	$3,270
Charges to expense	390
Cash payments	(1,300)

Balance at July 3, 2005	$2,360

        Operating Profit.    Operating profit was $30.5 million, or 5.2% of sales, for the second quarter of 2005 compared to $19.6 million, or 3.8% of sales, for the same period in 2004. This $10.9 million increase is principally explained by the factors discussed above, including additional sales volume, the post retirement curtailment gain and other changes in our selling, general and administrative expenses. Operating profit by segment for the three months ended July 3, 2005 and June 27, 2004 is as follows:

Segment	Three Months Ended July 3, 2005	Three Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$12,520	$13,290
Powertrain Segment	21,740	15,820
Corporate/centralized resources	(3,780)	(9,490)

Total Company	$30,480	$19,620

        Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $64.6 million in the second quarter of 2005 from $52.8 million during the same period in 2004. The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in "Segment Information" below, we provide a reconciliation between Adjusted EBITDA and operating profit.

Segment	Three Months Ended July 3, 2005	Three Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$31,180	$31,030
Powertrain Segment	34,130	29,180
Corporate/centralized resources	(760)	(7,450)

Total Company	$64,550	$52,760

Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(390)	$(1,520)
Fixed asset disposal losses	(340)	(430)
Foreign currency gains (losses)	(10)	(290)
Independent investigation fees	—	(5,260)
Post retirement medical curtailment gain and elimination of certain plan benefits	3,580	1,980

        Interest Expense.    Interest expense increased from $19.7 million in the second quarter of 2004 to approximately $21.8 million in 2005. The increase is principally due to average interest rates that are approximately 2.25% higher on our term loan and revolving credit facility borrowings during the second quarter of 2005 versus the prior year.

        Equity Income (Loss) from Affiliates.    Equity income (loss) from affiliates was $1 million in the second quarter of 2005 versus $3 million in 2004. The $2 million decrease versus our second quarter 2004 gain is primarily due to the sale of our interest in Saturn Electronics & Engineering, Inc. in December 2004 and the sale of a portion of our investment in TriMas to Masco Corporation in November 2004, as well as the operating performance of TriMas in the second quarter of 2005 versus the same period in 2004.

        Other, Net.    Other, net was a loss of $2.6 million in the second quarter of 2005 versus a loss of $1 million in the second quarter of 2004. This increase in the loss is due primarily to a $1.2 million gain recognized on the disposition of a joint venture in Korea in the second quarter of 2004.

        Preferred Stock Dividends.    Preferred stock dividends (including accretion of $0.3 million in 2005) were $5.6 million in the second quarter of 2005 as compared to $4.7 million for the same period in 2004. This increase is due to compounding interest on unpaid dividends.

        Taxes.    The provision for income taxes for the second quarter of 2005 was an expense of $1.4 million as compared with an expense of $0.4 million for the second quarter of 2004. Due to the relationship of U.S. losses to non-U.S. income, the net consolidated effective tax rate differs significantly from a customary tax rate. In the second quarter of 2005, the U.S. effective tax rate was 22.6% and the foreign effective tax rate was 28.3%, compared to a U.S. effective tax rate of 32.0% and a foreign effective tax rate of 36.5% in the second quarter of the prior year. The primary reasons for the Company's effective tax rate being different from the statutory rate of 35% are non-deductible preferred stock dividends, foreign statutory rates lower than the U.S. rate and the inclusion of a provision for unremitted earnings of a foreign subsidiary under APB No. 23.

Segment Information.

        Chassis Segment.    Sales for our Chassis Segment increased in the second quarter of 2005 to $349 million versus $302 million in the prior period. The primary driver of the approximate $47.7 million increase in sales is the addition of approximately $45 million in additional volume primarily related to DaimlerChrysler vehicle platforms such as the LX and WK. Offsetting this increase was approximately $26 million in programs going out of production and price reductions granted to our customers. Additionally, there were approximately $25 million in sales increases to our customers associated with the recovery of material costs increases, approximately $4 million in additional sales from a facility that was transferred from the Powertrain Group and a $2 million benefit in foreign exchange fluctuations. The 2005 second quarter Adjusted EBITDA for the segment was essentially unchanged at $31 million compared to the second quarter of 2004. Incremental profit from the additional revenue discussed above was offset by the loss of programs going out of production and productivity price discounts granted to our customers. Operating profit decreased by $0.8 million in the second quarter of 2005 primarily due to an increase of $0.9 million in depreciation and amortization expense.

Chassis Segment	Three Months Ended July 3, 2005	Three Months Ended June 27, 2004
	(In thousands)
Sales	$349,440	$301,720
Operating profit	$12,520	$13,290
Depreciation and amortization	18,660	17,740

Adjusted EBITDA	$31,180	$31,030

Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$80	$930
Fixed asset losses	130	(580)

        Powertrain Segment.    Sales for our Powertrain segment were $240 million in the second quarter of 2005 versus $220 million in 2004. Net sales increased approximately $22 million due to higher sales volume from existing customers and products launched in 2005 as well as an approximate $2 million increase associated with changes in foreign exchange rates. In addition, there were approximately $8 million in sales increases associated with the recovery of material costs to our customers. This was offset by approximately $4 million related to transferring a facility to the Chassis group in January 2005 and approximately $6 million in programs going out of production and price reductions granted to our customers. Adjusted EBITDA for the segment increased to $34 million versus $29 million in the prior year. The increase is principally due to the incremental profit on the sales volume increase noted above. Operating profit increased from $15.8 million in 2004 to $21.7 million in 2005. This increase is due to the factors discussed above influencing Adjusted EBITDA as well as a decrease of $1 million in depreciation and amortization expense in 2005.

Powertrain Segment	Three Months Ended July 3, 2005	Three Months Ended June 27, 2004
	(In thousands)
Sales	$239,680	$220,170
Operating profit	$21,740	$15,820
Depreciation and amortization	12,390	13,360

Adjusted EBITDA	$34,130	$29,180

Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$30	$50
Fixed asset losses	130	80

        Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $0.8 million in the second quarter of 2005 versus a loss of $7.5 million in the same period in 2004. This decrease in expense is primarily attributable to an additional $1.6 million gain over the second quarter of 2004 related to the post retirement medical curtailment gain (2005 gain of $3.6 million versus $2.0 million in 2004), the $5.3 million in independent investigation fees that were incurred in 2004, a reduction of $0.8 million in fixed asset losses, a decrease of $0.3 million in restructuring expenses, and $0.4 million decrease in Other,net expenses relating to an increase in interest income. Offsetting the decrease is a $1.3 million increase in corporate costs associated with centralized activities such as procurement and sales efforts (some of which were transferred from operations). The operating loss declined by $5.7 million in 2005 due to the factors discussed above but were slightly offset by an increase of approximately $0.9 million in 2005 depreciation and amortization expense.

Corporate/Centralized Resources	Three Months Ended July 3, 2005	Three Months Ended June 27, 2004
	(In thousands)
Operating profit	$(3,780)	$(9,490)
Non-cash stock award expense	—	240
Depreciation and amortization	2,240	1,370
Other, net	780	430

Adjusted EBITDA	$(760)	$(7,450)

Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$270	$540
Fixed asset losses	80	930
Independent investigation fees	—	5,260
Post retirement medical curtailment gain and elimination of certain plan benefits	3,580	1,980
Foreign currency (gains) losses(1)	10	290

(1)
Only included in Adjusted EBITDA.

Six Months Ended July 3, 2005 versus June 27, 2004

        Net Sales.    Net sales by segment and in total for the six months ended July 3, 2005 and June 27, 2004 were:

Segment	Six Months Ended July 3, 2005	Six Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$687,890	$569,080
Powertrain Segment	479,980	433,950

Total Company	$1,167,870	$1,003,030

        Net sales for the first six months of 2005 were $1,168 million versus $1,003 million for the first six months of 2004. The primary driver of the increase in our 2005 sales was $154 million in new business resulting from new product launches and ramp up of existing programs. Offsetting this increase was approximately $53 million in programs going out of production and price reductions granted to our customers. The launch of several product lines (principally DaimlerChrysler vehicle platforms—LX and WK) within our Chassis segment contributed $104 million in the first six months of 2005, offset by approximately $43 million in business attrition and customer price reductions. The Powertrain Group contributed $50 million in new business from new product launches and ramp up of existing programs, offset by approximately $10 million in business attrition and customer price reductions. In addition, we had approximately $65 million increase in sales associated with material cost recovery from customers as well as an $8 million increase from changes in foreign exchange rates. However, these increases were partially offset by approximately a $4 million decrease related to our divestiture of two aluminum die casting facilities in the first quarter of 2004. The specific sales differences are further explained in the segment information section. The remaining change in sales primarily relates to the effect of the 8.2% decrease in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler).

        Gross Profit.    Gross profit by segment and in total for the six months ended July 3, 2005 and June 27, 2004 were:

Segment	Six Months Ended July 3, 2005	Six Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$48,090	$52,380
Powertrain Segment	70,960	59,920
Corporate/centralized resources	(3,260)	(7,700)

Total Company	$115,790	$104,600

        Our gross profit was $115.8 million or 9.9% of net sales for 2005 compared to $104.6 million or 10.4% of net sales for 2004. The increase of $11.2 million was primarily due to the sales increase discussed above, offset primarily by our material costs recovery efforts. We did not intend to profit on material cost increases and in fact passed on less than 100% of our cost increases to our customers. We were able to offset the majority of the remaining material cost increase that we did not recover in pricing through cost reduction efforts in our business. The effect on gross margin was 0.6% and thus accounts for the reduction noted above in gross margin as a percentage of sales.

        There were three other offsetting factors affecting gross margin in the first six months. The first factor which reduced gross margin was the costs associated with plant consolidation efforts in our Chassis segment, which amounted to approximately $1 million in the first six months of 2005. The second factor relates to a $2.6 million increase in depreciation and amortization expense and higher operating costs such as tooling and repair and maintenance expenses in some of our Chassis facilities. Both of these factors, however, were offset by the approximate $3.2 million of a benefit in gross profit relating to our decision to discontinue certain retirement medical benefits.

        Selling, General and Administrative.    Selling, general and administrative expenses were $59.8 million, or 5.1% of net sales, for 2005 compared to $62.5 million, or 6.2% of sales, in 2004. The $2.7 million decrease from 2004 to 2005 is primarily the result of the following:

Six Months Ended July 3, 2005 versus June 27, 2004 Benefit (Cost)	(In millions)
Independent investigation fees(1)	$6.5
Workers' compensation claims	(1.0)
Accounts receivable securitization facility fees(2)	(1.0)
Increase in corporate costs(3)	(1.3)

Notes:

(1)
The independent investigation was completed in 2004.

(2)
Represents legal and audit fees not capitalized in conjunction with the new accounts receivable securitization facility. See also Note 3 included in the notes to the financial statements contained herein.

(3)
Represents an increase in corporate costs associated with centralized activities such as procurement and sales activities.

        Depreciation and Amortization.    Depreciation and amortization expense by segment and in total for the six months ended July 3, 2005 and June 27, 2004 was:

Segment	Six Months Ended July 3, 2005	Six Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$37,360	$34,300
Powertrain Segment	24,820	25,140
Corporate/centralized resources	4,440	4,560

Total Company	$66,620	$64,000

        The net increase in depreciation and amortization of approximately $2.6 million is principally explained by capital spending exceeding our depreciation expense over the past several years. Thus, the additional capital spending accounts for the increase in depreciation expense.

        Restructuring Charges.    Restructuring charges of $1.7 million in the first six months of 2005 were essentially unchanged when compared to the same period in 2004. The 2005 charges are primarily as a result of headcount reductions related to the consolidation of our operations into two segments. Net restructuring activity in the first six months of 2005 is as follows:

Severance Costs
(In thousands)
Balance January 2, 2005	$3,930
Charges to expense	1,680
Cash payments	(3,250)

Balance at July 3, 2005	$2,360

        Business Disposition.    In connection with our sale of two aluminum die casting facilities in our Driveline segment, we incurred a $7.6 million charge in the first six months of 2004. This charge represents approximately a book value of $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

        Operating Profit.    Operating profit increased from $32.8 million in 2004 to $54.3 million in 2005. The makeup of the components of the increased operating profit performance are explained above in gross margin, selling, general and administrative expense, depreciation and amortization, restructuring and business disposition discussions. Operating profit by segment for the six months ended July 3, 2005 and June 27, 2004 is as follows:

Segment	Six Months Ended July 3, 2005	Six Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$21,510	$26,640
Powertrain Segment	43,000	25,140
Corporate/centralized resources	(10,180)	(18,960)

Total Company	$54,330	$32,820

        Adjusted EBITDA.    Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the "Key Indicators of Performance (Non-GAAP Financial Measures)" section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $122.4 million in the first six months of 2005 from $105.3 million during the same period in 2004. The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in "Segment Information" below, we provide a reconciliation between Adjusted EBITDA and operating profit.

Segment	Six Months Ended July 3, 2005	Six Months Ended June 27, 2004
	(In thousands)
Chassis Segment	$58,870	$60,940
Powertrain Segment	67,820	57,890
Corporate/centralized resources	(4,300)	(13,540)

Total Company	$122,390	$105,290

Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(1,680)	$(1,710)
Fixed asset disposal losses	(890)	(750)
Foreign currency gains (losses)	350	(720)
Independent investigation fees	—	(6,430)
Post retirement medical curtailment gain and elimination of certain plan benefits	6,070	1,950

        Interest Expense.    Interest expense increased from $39.8 million in the first six months of 2004 to approximately $44.4 million in 2005. The increase is principally due to average interest rates that are approximately 2% higher on our term loan and revolving credit facility borrowings during the first six months of 2005 versus the prior year.

        Equity Income (Loss) from Affiliates.    Equity income (loss) from affiliates was $1.6 million in the first six months of 2005. This represents a decrease versus a gain of $4.4 million during the same period of 2004 and is due to the sale of our interest in Saturn Electronics & Engineering, Inc. in December 2004 and the sale of a portion of our investment in TriMas to Masco Corporation in November 2004.

        Other, Net.    Other, net was a loss of $4.4 million in the first six months of 2005 versus a loss of $3.4 million in the first six months of 2004. This increase in the loss is due primarily to a $1.2 million gain recognized on the disposition of a joint venture in Korea in the second quarter of 2004.

        Preferred Stock Dividends.    Preferred stock dividends (including accretion of $0.5 million and $0.1 million in 2005 and 2004, respectively) were $11 million in the first six months of 2005 as compared to $9 million for the same period in 2004. This increase is due to compounding interest on unpaid dividends.

        Taxes.    The provision for income taxes for the first six months of 2005 was a benefit of $0.5 million as compared with an expense of $0.1 million for the same period of 2004. Due to the relationship of U.S. losses to non-U.S. income, the net consolidated effective tax rate differs significantly from a customary tax rate. For the first six months of 2005, the U.S. effective tax rate was 27.0% and the foreign effective tax rate was 29.0% compared to a U.S. effective tax rate of 32.0% and a foreign effective tax rate of 36.5% for the first six months of 2004. The primary reasons for the

Company's effective tax rate being different from the statutory rate of 35% are non-deductible preferred stock dividends, foreign statutory rates lower than the U.S. rate and the inclusion of a provision for unremitted earnings of a foreign subsidiary under APB No. 23.

Segment Information.

        Chassis Segment.    Sales for our Chassis Segment increased in the first six months of 2005 to $688 million versus $569 million in the prior period. The primary driver of the approximate $119 million increase in sales is the addition of approximately $104 million in net additional volume during the first six months of 2005 including sales increases for several DaimlerChrysler vehicle platforms such as the LX and WK. Offsetting this increase was approximately $43 million in programs going out of production and price reductions granted to our customers. Additionally, there were approximately $49 million in sales increases to our customers associated with the recovery of approximately $54 million in material costs increases, approximately $8 million in additional sales from a facility that was transferred from the Powertrain Group and a $4 million increase from the change in foreign exchange rates. The remaining sales difference is principally explained by the 8.2% reduction in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler). Adjusted EBITDA for the segment decreased from $60.9 million in the first six months of 2004 to $58.9 million in 2005. Incremental profit from the additional revenue discussed above was fully offset by profit on lost/attrition business and other economic cost increases in our business (such as healthcare, wages, etc.). The decrease in Adjusted EBITDA is primarily explained by approximately $1 million in costs to consolidate manufacturing space and $1 million related to higher operating costs (which our management team is actively working to address). Material cost increases not recaptured through increased pricing to customers of approximately $5 million were fully offset by cost reductions in the operations. Operating profit decreased by $5.1 million in the first six months of 2005 due to the above factors as well as an increase of $3.1 million in depreciation and amortization expense.

Chassis Segment	Six Months Ended July 3, 2005	Six Months Ended June 27, 2004
	(In thousands)
Sales	$687,890	$569,080
Operating profit	$21,510	$26,640
Depreciation and amortization	37,360	34,300

Adjusted EBITDA	$58,870	$60,940

Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$270	$1,090
Fixed asset losses	440	(550)

        Powertrain Segment.    Sales for our Powertrain segment were $480 million in the first six months of 2005 versus $434 million in 2004. The primary driver of the approximate $46 million increase in sales is the addition of approximately $50 million in additional volume during the first six months of 2005. Offsetting this increase was approximately $11 million in programs going out of production and price reductions granted to our customers. In addition, there were approximately $16 million in sales increases associated with the recovery of higher material costs from our customers as well as approximately a $4 million benefit in foreign exchange fluctuations. This was offset by approximately $4 million related to the divestiture of two aluminum die casting facilities in January 2004 and approximately $8 million related to transferring a facility to the Chassis group in January 2005. Adjusted EBITDA for the segment increased to $67.8 million versus $57.9 million in the prior year. The increase is principally due to the incremental profit on the sales volume increase noted above. Operating profit increased from $25.1 million in 2004 to $43 million in 2005.

In addition to the factors discussed above influencing Adjusted EBITDA, the increase in 2005 is primarily attributable to a $7.6 million charge in the first six months of 2004 in connection with the disposition of two manufacturing facilities, as well as a decrease of $0.3 million in 2005 depreciation and amortization expense.

Powertrain Segment	Six Months Ended July 3, 2005	Six Months Ended June 27, 2004
	(In thousands)
Sales	$479,980	$433,950
Operating profit	$43,000	$25,140
Asset impairment	—	7,600
Depreciation and amortization	24,820	25,140

Adjusted EBITDA	$67,820	$57,880

Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$140	$80
Fixed asset losses	370	370

        Corporate/Centralized Resources.    Adjusted EBITDA for Corporate/Centralized Resources was a loss of $4.3 million in the first six months of 2005 versus a loss of $13.5 million in same period in 2004. This decrease in expense is primarily attributable to the $6.4 million of independent investigation fees incurred in the first six months of 2004 and an increase of approximately $4 million in increased benefits relating to actions taken surrounding our post retirement medical and pension benefits ($6.1 million gain in 2005 versus a $2 million gain in 2004). We recorded a curtailment gain of $2.5 million in the first six months of 2005 versus $2.0 million in the first six months of 2004, which is included in selling, general and administrative expenses in our consolidated statement of operations. Additionally, we recorded a reduction of expenses related to the retiree medical and life insurance plans of $3.6 million for the first six months of 2005. $0.4 million of this amount is included in selling, general and administrative expenses and $3.2 million is included in cost of sales in our consolidated statement of operations. The net remaining increase in expense is principally explained by an approximate $0.7 million increase in restructuring activity and an approximate $1 million in audit and legal fees to complete our new accounts receivable securitization facility (see Note 3 in the notes to the consolidated financial statements herein for more detail on the new facility). Operating profit increased by $8.8 million in 2005 due to the factors discussed above.

Corporate/Centralized Resources	Six Months Ended July 3, 2005	Six Months Ended June 27, 2004
	(In thousands)
Operating profit	$(10,180)	$(18,960)
Non-cash stock award expense	—	470
Depreciation and amortization	4,440	4,560
Other, net	1,440	400

Adjusted EBITDA	$(4,300)	$(13,530)

Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$1,260	$540
Fixed asset losses	80	930
Independent investigation fees	—	6,430
Post retirement medical curtailment gain and elimination of certain plan benefits	(6,080)	(1,980)
Foreign currency (gains) losses(1)	(350)	720

(1)
Only included in Adjusted EBITDA.

Liquidity and Capital Resources

        Overview.    Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility and factoring agreements. As of July 3, 2005, we have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a shutdown by our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future.

        To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at July 3, 2005 collection of approximately $24.8 million of accounts receivable was accelerated under these remaining programs. In addition to the above programs, we continue to collect approximately $22 million per month on an accelerated basis as a result of favorable payment terms that we have negotiated with one of our customers, through an agreement that will expire December 31, 2006. These payments are received on average 20 days after shipment of product to our customer. While the impact of the discontinuance of the accelerated collection programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we continue to examine other alternative programs in the marketplace, as well as enhanced payment terms directly from our customers.

        Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In the first six months of 2005, we have used our cash primarily to service our debt obligations and to fund our capital expenditure requirements.

        Liquidity.    At July 3, 2005, we had approximately $91 million of undrawn and available commitments from our revolving credit facility and accounts receivable securitization facility. Approximately $50 million and $102 million were outstanding on our revolving credit facility and accounts receivable securitization facility, respectively, at July 3, 2005. Our access to these two facilities is limited by certain covenant restrictions (see "Debt, Capitalization and Available Financing Sources" for further discussion on our debt covenants), but at July 3, 2005, we could have drawn the entire $91 million remaining undrawn on our revolving credit facility and accounts receivable securitization facility.

        We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of July, 3, 2005, we had available approximately $75 million from these commitments, and approximately $63 million of receivables were sold under these programs.

        At July 3, 2005, our maximum debt capacity (including amounts drawn under our accounts receivable securitization program) is computed by multiplying our leverage ratio covenant of 5.25 by our bank agreement defined EBITDA of approximately $217.6 million. Thus, our total debt capacity at July 3, 2005 is approximately $1,142 million. Our actual debt plus the accounts receivable securitization at July 3, 2005 approximated $954 million, or approximately $188 million less than our total capacity. However, as discussed above, our revolving credit and accounts receivable securitization availability only amounted to $91 million as of July 3, 2005. See also Note 17, Subsequent Events, to the Company's consolidated financial statements for additional information regarding our accounts receivable securitization facility.

        It should be noted that our liquidity at quarter end tends to reflect peak availability due to our natural cash collection cycle. Liquidity in the middle of the month tends to represent our trough liquidity. Over the last twelve months, our trough liquidity has generally ranged between $15 million and $60 million. See "Liquidity Arrangements," "Leverage; Ability to Service Debt" and "Substantial Restrictions and Covenants" risk factors in the "Other Matters" section.

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

        On December 31, 2003, the Company issued $31.7 million of 10% senior subordinated notes due 2014 to DaimlerChrysler. These notes have a carrying amount of $27.3 million as of July 3, 2005. The notes were issued as part of the financing of the New Castle acquisition. The following summarized our outstanding debt as of July 3, 2005 and January 2, 2005:

	July 3, 2005	January 2, 2005
	(In millions)
Senior credit facilities:
Term loan	$350,630	$351,080
Revolving credit facility	50,000	63,540

Total senior credit facility	$400,630	$414,620
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value 31.7 million)	27,320	27,180
Other debt (includes capital lease obligations)	20,090	25,900

Total	$848,040	$867,700
Less current maturities	(7,390)	(12,250)

Long-term debt	$840,650	$855,450

        At July 3, 2005, we were contingently liable for standby letters of credit totaling $69.3 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers' compensation claims.

        Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") to cash interest expense coverage ratio to exceed 2.15 through July 3, 2005, 2.20 through October 2, 2005, increasing to 2.30 for the quarters ending January 1, 2006 and April 2, 2006; and a debt to EBITDA leverage ratio not to exceed 5.25 through July 3, 2005, decreasing to 5.00 and 4.75 for the quarters ending October 2, 2005 and January 1, 2006, respectively. We were in compliance with the preceding financial covenants throughout the quarter and based on our current operating forecasts, we anticipate being in covenant compliance over the next four quarters.

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

        As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity for our foreign subsidiaries reporting in local currencies and as a component of income for our foreign subsidiaries using the U.S. dollar as the functional currency. The portion of our other comprehensive loss relating to cumulative translation adjustments was $43.4 million for the six months ended July 3, 2005 (primarily from changes in the U.S. dollar to the Euro).

        As of July 3, 2005, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $25.9 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.6 million. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

        Interest Risk.    The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At July 3, 2005, approximately $411.7 million of the Company's debt was variable rate debt. A hypothetical 25 bps adverse movement in the interest rate on variable rate debt would affect earnings by approximately $1.0 million on an annual basis. Approximately $440.8 million of the Company's debt was fixed rate debt at July 3, 2005. A hypothetical 25 bps adverse movement in interest rates would result in a loss in the fair value of this fixed rate debt of approximately $7.7 million.

        Off-Balance Sheet Arrangements.    On April 29, 2005, we and our newly formed wholly owned special purpose subsidiary, MRFC, Inc. ("MRFC"), entered into a new accounts receivable financing facility with General Electric Capital Corporation ("GECC"). Concurrent with entering into the new facility, our former accounts receivable financing facility with JPMorgan Chase Bank, N.A. (the "Former Facility") was repaid in full and terminated. The terms of the new facility are generally consistent with those of the Former Facility, but include (a) a maturity date of January 1, 2007, (b) improved customer concentration limits, (c) increased program availability and (d) adjustments to certain default triggers.

        In conjunction with the new accounts receivable facility, we entered into an amendment to our credit agreement, which authorized JPMorgan Chase Bank, N.A. ("JPMCB") to enter into an intercreditor agreement with GECC, as administrative agent under our accounts receivable facility. The intercreditor agreement between JPMCB and GECC was effective as of May 16, 2005. Under the terms of our accounts receivable facility, the signing of the intercreditor agreement automatically triggered both (a) an increase in the maximum potential availability under the facility from $150 million to $175 million and (b) an improvement in actual availability under the accounts receivable facility. The improvements in liquidity under the terms of the receivables facility that took effect upon the signing of the intercreditor agreement resulted from both (a) a previously agreed reversal of the effects of the Ford Motor Company and General Motors Corporation credit rating downgrades and (b) other previously agreed increases in concentration limits applicable to certain customers, including Ford and General Motors. In addition, the applicable margin on LIBOR based drawings increased from 1.5% to 1.75% (increasing further 0.25% thereafter each 90 days to a maximum of 2.25%) and increase the applicable margin on Base Rate based drawings from 0.5% to 0.75% (increasing further 0.25% thereafter each 90 days to a maximum of 2.25%). See also Note 17, Subsequent Events.

        We have entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to GECC. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $2.4 million and $1.4 million for the six months ended July 3, 2005 and June 27, 2004, respectively, and is included in other expense, net in the Company's consolidated statement of operations. Prior to April 29, 2005, the Company's trade accounts receivable of substantially all domestic business operations were sold in connection with the Former Facility. At July 3, 2005, total usage and availability under the accounts receivable facility was approximately $101.9 million and $112.6 million, respectively, with $10.7 million available but not utilized. The interest rate was based on LIBOR plus 1.75% at July 3, 2005 and increased to LIBOR plus 2.25% upon execution of the final accounts receivable securitization facility on July 8, 2005. In addition, we are required to pay a fee of 0.5% on the unused portion of the facility.

        We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of July 3, 2005, we had approximately $75 million available from these commitments, and approximately $63 million of receivables were sold under these programs. We pay a commission to the factoring company plus interest from the date the receivables are sold until the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company's consolidated statement of operations.

        Certain Other Commitments.    We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

        Sale-Leaseback Arrangements.    We have engaged in a number of sale-leaseback transactions, including two transactions during the first six months of 2005. In February 2005, we entered into a sale-leaseback transaction for machinery and equipment with a third party lessor, and received

$11.4 million cash as part of this transaction. In April 2005, we entered into a sale-leaseback transaction for machinery and equipment with third party lessor, and received $4.9 million cash as part of this transaction. In the first quarter of 2004, we entered into two sale-leaseback transactions for machinery and equipment with third party lessor, and received $11.8 million and $7.2 million cash as part of these two transactions. We also entered into a $65 million sale-leaseback on December 31, 2003, as part of our financing related to the purchase of New Castle. This lease for New Castle equipment is also accounted for as an operating lease and the annual lease expense is approximately $10 million.

        We continue to rely on sale-leaseback and other leasing opportunities as a source of cash to finance capital expenditures and for debt reduction and other uses.

        Redeemable Preferred Stock.    We have outstanding $169.7 million in aggregate liquidation value ($109.4 million aggregate carrying value as of July 3, 2005) of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13%, 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid during the six months ended July 3, 2005. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

        TriMas Receivables.    We have recorded approximately $7 million consisting of receivables related to certain amounts from TriMas, $4.2 million of which is recorded in equity investments and receivables in affiliates in the Company's consolidated balance sheet as of July 3, 2005. These amounts include TriMas' obligations resulting from tax net operating losses created prior to the disposition of TriMas of approximately $2.2 million, pension obligations of approximately $4.4 million and various invoices paid on TriMas' behalf of approximately $0.4 million.

        Credit Rating.    Metaldyne is rated by Standard & Poor's and Moody's Ratings. As of July 3, 2005, we have long-term ratings from Standard & Poor's and Moody's of B/B3 on our senior credit facility, CCC+/Caa1 on our 10% senior notes due 2013 and CCC+/Caa2 on our 11% senior subordinated notes due 2012, respectively. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase, our ability to access certain financial markets may become limited, the perception of the Company in the view of our customers, suppliers and security holders may worsen and as a result, the Company may be adversely affected.

        Capital Expenditures.    Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures by product segment for the periods presented were:

	July 3, 2005	June 27, 2004
	(In thousands)
Capital Expenditures:
Chassis	$28,450	$28,170
Powertrain	30,540	34,800
Corporate	190	1,000

Total	$59,180	$63,970

        Contractual Cash Obligations.    Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of July 3, 2005.

	Payments Due by Periods
	Total	Less Than One Year	1–3 Years	3–5 Years	After 5 Years
	(In millions)
Long-term debt	$534	$28	$105	$401	$—
11% Senior subordinated notes due 2012	441	27	55	55	304
10% Senior notes due 2013	275	15	30	30	200
10% Senior subordinated notes due 2014	60	3	6	6	45
Other debt	13	5	—	8	—
Capital lease obligations	8	3	3	1	1
Operating lease obligations	357	55	103	75	124
Purchase obligations(1)	81	63	17	1	—
Redeemable preferred stock, including accrued dividends	457	21	53	69	314
Pension contributions (data available through 2006)	42	20	22	—	—
Contractual severance	2	1	1	—	—

Total contractual obligations(1)	$2,270	$241	$395	$646	$988

(1)
Total purchase obligations and contractual obligations exclude accounts payable and accrued liabilities.

        Total contractual obligations at July 3, 2005 include interest expense and preferred stock dividend obligations based on the terms of each agreement or the rate as of July 3, 2005 for variable instruments.

        At July 3, 2005, we were contingently liable for standby letters of credit totaling $69.3 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We provide warranties to our customers. As a result of these warranties, we may be responsible for costs associated with a product recall caused by a defect in a part that we manufacture. We continuously monitor potential warranty implications of new and current business.

Cash Flows

        Operating activities—Cash flows provided by operations were $55.4 million for the six months ended July 3, 2005 compared to $53.1 million in 2004. The increase in the cash flows from operations of $2.3 million for the first six months of 2005 as compared to 2004 is primarily the result of a decrease in working capital usage (excluding the accounts receivable securitization facility) of $19.2 million in the first six months of 2005 versus the same period in 2004. This was offset by an $8.4 million decrease in net proceeds from the accounts receivable securitization facility.

        Investing activities—Cash flows used in investing activities totaled $34.9 million for the six months ended July 3, 2005 compared to $195.8 million in 2004. We acquired the remaining ownership of the New Castle facility in 2004 for approximately $204 million including fees and expenses (net of approximately $14 million in discounts on the $31.7 million subordinated debt and the $64.5 million preferred stock issued to fund the transaction). Offsetting the cost of the New Castle acquisition were proceeds from a sale-leaseback transaction of approximately $65 million on the acquired New Castle equipment. The resulting $22 million increase in cash flows used in investing activities for the six months ended July 3, 2005 is primarily the result of a $4.8 million decrease in capital expenditures, an $8.9 million increase in proceeds from a sale-leaseback transaction for equipment in 2005 compared with 2004 capital expenditures and a reduction of $8 million in our investment in New Castle resulting from reimbursement relating to equipment purchases. See Note 8, Acquisitions, for additional discussion of the reimbursement.

        Financing activities—Cash flows used in financing activities totaled $19.9 million for the six months ended July 3, 2005 compared with cash flows provided by financing activities of $128.9 million in 2004, or a $148.8 increase in cash used in financing activities in 2005. In 2004, we issued $82.3 million fair value in new debt and preferred stock to acquire New Castle. Adjusting for the New Castle transaction in 2004, financing cash flows decreased $66.5 million in 2005, primarily resulting from a $97.9 million increase in proceeds on the revolving credit facility that were offset by $163.8 million additional payments on the revolving credit facility.

Outlook

        Automotive vehicle production in 2005 is expected to be slightly above 2004 production levels in both North America and the global market. However, 2005 NAFTA vehicle production for the "Big 3" is expected to be approximately 4.5% below 2004 production levels. There are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

        Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Our anticipated capital expenditures for 2005 are estimated to be approximately $120 million. Capital spending requirements over the last several years have been elevated due to our efforts to transition our business to new technologies, capabilities and geographies. However, in 2006 we expect that capital expenditures will decline and are currently expected to approximate between $65 and $75 million. Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future. However, our sources of liquidity may be inadequate if we are unable to achieve operating targets, which would cause us to seek covenant relief from existing lenders in the near future. In addition, due to an increasingly restrictive covenant structure under our loan agreements affecting future periods, we may need to seek additional covenant relief from our lending group. However, no assurance can be given that we will be successful in negotiating such relief. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. Any debt rating downgrades of our largest customers may have an adverse effect on our liquidity as it could adversely impact our ability to borrow under our accounts receivable securitization facility. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt, and we may be unable to secure equity or other financing.

        Consistent with operating in the global vehicle industry, we anticipate significant competitive pressures and thus expect to face significant price reduction pressures from our customer base. In 2003 and 2004, though, we invested significantly in automation and underwent significant restructuring activities to help accommodate these pricing pressures. In addition, we are facing significant increases in the cost to procure certain raw materials utilized in our manufacturing processes such as steel, energy, molybdenum and nickel. In general, steel prices have recently risen over the past year by as much as 60-100% over 2003 levels and have thus created significant tension between steel producers, suppliers and end customers. Based on current prices, the agreements we currently have in place with our customers and cost reduction efforts in our business, we do not anticipate any negative incremental effect of material pricing on our 2005 profitability relative to 2004.

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

        In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company must adopt the requirements of FIN 47 by December 31, 2005 and is in the process of evaluating whether FIN 47 will result in the recognition of additional asset retirement obligations for the Company.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods' financial statements to reflect the change in accounting principle. APB Opinion No. 20 previously required that the impact of most voluntary changes in accounting principles be recognized in the period the change as a cumulative effect of a change in accounting principle. The provisions of this Statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005. We are currently reviewing the provisions of this Statement and will adopt it prospectively to accounting changes made after January 1, 2006.

Other Matters

Fiscal Year

        Effective beginning in 2002, our fiscal year ends on the Sunday nearest to December 31.

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company—Safe Harbor Statements

        This report contains statements reflecting the Company's views about its future performance, its financial condition, its markets and many other matters that constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this quarterly report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this quarterly report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

  •
  Dependence on Automotive Industry and Industry Cyclicality—The industries in which we operate depend upon general economic conditions and are highly cyclical. Our performance is affected particularly by new vehicle sales, which can be highly sensitive to changes in interest rates, consumer confidence and fuel costs. We experience sales declines during the third calendar quarter as a result of scheduled OEM shutdowns.

  •
  Customer Concentration—Our base of customers is concentrated among original equipment manufacturers in North America, particularly the large automotive manufacturers, and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect us.

  •
  Ability to Finance Capital Requirements—Our business is capital intensive. We have made substantial capital investments to improve capacity and productivity and to meet customer requirements. More investment is required to maintain and expand our future business awards. If we are unable to meet future capital requirements, our business may be materially adversely affected.

  •
  Failure to Recover Increased Raw Material Costs—The rise in raw material and energy costs, especially the cost of steel, continues to negatively impact our results. Although certain raw material costs such as steel have started to decrease in 2005, there is no guarantee that these decreases will continue. While we have been able to successfully offset almost all of the increased raw material costs through a combination of contractual price recovery from our customers, cost reductions, a decrease in the annual productivity/price reductions provided to our customers, scrap sales and steel resourcing efforts, there is no guarantee that any of these efforts will continue to be successful. Moreover, certain of our material price recovery agreements are limited in duration and others are cancelable by our customers at any time.

  •
  Increases in Costs Due to Our Supply Base—The loss of a substantial number of our suppliers could negatively affect our financial health and results. In addition, certain of our suppliers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for interrupted supply, unfavorable payment terms and/or higher prices. Specifically, two of our largest suppliers recently declared bankruptcy. As a result, we have been forced to renegotiate the terms of certain of our contracts with these suppliers. The additional effects on us from these and other bankruptcies is unknown, but they could result in us paying higher prices, having less favorable payment terms and/or experiencing a disruption in the supply of parts to us or our customers.

  •
  Our Industries are Highly Competitive—Continuing trends among our customers will increase competitive pressures in our businesses. Certain of our competitors have greater financial resources and, in some cases, we compete with our own customers. The continuing trend towards limiting outside suppliers involves significant risks, as well as opportunities, and has increased competition. We have experienced and may continue to experience adverse pricing pressures as a result.

  •
  Liquidity Arrangements—We rely upon a number of arrangements for our liquidity, which, if limited, could materially and adversely affect our ability to meet our commercial and financial obligations and to grow our business.

  •
  Changing Technology—Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. We may require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive.

  •
  Challenges of Strategic Opportunities—We may selectively pursue strategic opportunities like acquisitions, joint ventures and divestitures but we may not be able to successfully do so or realize the intended benefits of such transactions.

  •
  Dependence on Key Personnel and Relationships—We depend on the services of key individuals, particularly our executive officers, and our relationship with our controlling stockholder. The loss of any key individual or change in our relationship with our controlling stockholder could materially and adversely harm us.

  •
  Labor Stoppages Affecting OEMs—We may be subject to work stoppages at our facilities or those of our principal customers or suppliers, which could materially and adversely harm us.

  •
  Outsourcing Trend—Our strategies may not succeed if anticipated outsourcing among automotive manufacturers fails to materialize to the extent we have assumed. Principal risks to continued outsourcing are union/labor considerations and objections.

  •
  International Sales—A growing portion of our revenue may be derived from international sources, which exposes us to certain risks, such as foreign trade restrictions, government embargoes, tariffs, foreign currency risks, expatriation risks and political instability.

  •
  Product Liability and Warranty Claims—We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage or fails to meet our customer specifications. In addition, claims may be asserted against us in respect of formerly owned operations, such as TriMas, for which we are indemnified. In the event of financial difficulties, TriMas may be unable to satisfy indemnification claims.

  •
  Environmental Matters—Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

  •
  Control by Principal Stockholder—We are controlled by Heartland, whose interests in our business may be different than other investors in the Company.

  •
  Terms of Stockholders Agreement—Provisions of a stockholders agreement among the majority of our stockholders impose significant operating and financial restrictions on our business without certain stockholder agreement. In the event our significant stockholders are unable to agree on certain actions, we may be materially and adversely impacted.

  •
  Leverage; Ability to Service Debt—We may not be able to manage our business as we might otherwise do so due to our high degree of leverage. Our high degree of leverage means that we must dedicate significant cash flow to debt service. By doing so, we will have greater difficulty in meeting other important commercial and financial obligations or in pursuing various strategies and opportunities.

  •
  Substantial Restrictions and Covenants—Restrictions in our debt instruments limit our ability to take certain actions, including to incur further debt, finance capital expenditures, pay dividends and sell or acquire assets or businesses. These restrictions may prevent us from taking actions in the interests of our security holders. In addition, our ability to comply with our financial covenants in our debt instruments may be impacted by numerous matters, including matters beyond our control. In the event we are unable to satisfy these covenants in the future, we will be in default and may be materially and adversely impacted. In addition, our accounts receivable facility is subject to customer concentration limits based on the credit ratings of each customer. The availability under our receivables facility may be curtailed by the credit ratings downgrades of Ford Motor Company and General Motors Corporation if we are unable to obtain the consent of the lenders under our senior secured credit facility to enter into an intercreditor agreement with GECC. Any further downgrades of these or other of our customers could have a material adverse impact on our liquidity.

  •
  Implementation of Control Improvements—We have not yet completed implementation of our current plans to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our independent auditors and take other actions to meet our 2006 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002.

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

        The Company has devoted substantial resources to the improvement and review of its control processes and procedures. The Company has taken actions or considered actions to address concerns and issues referred to above, and will continue taking actions as necessary to further address such concerns and issues, by (1) making personnel and organizational changes; (2) improving communications and internal reporting; (3) simplifying and making consistent various accounting policies and procedures and enhancing related documentation; (4) significantly expanding its training programs for both accounting and non-accounting employees related to accounting matters; (5) increasing management's focus on internal controls and improving the extent and timing of management oversight in a number of areas; and (6) implementing processes and procedures to reduce manual interventions and adjustments and more appropriately limit access to certain files and systems. The Company's Audit Committee and its Board of Directors have reviewed the actions undertaken in response to the material weaknesses outlined above and continue to monitor actions to improve control processes and procedures.

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

  •
  hired new members of the corporate accounting staff that have, in conjunction with plant operating personnel, instituted improvements in accounting for fixed assets, including construction-in-progress;

  •
  improved corporate accounting policies and procedures documentation, including the institution of quarterly updates on accounting policy and procedure changes;

  •
  addressing controls and procedures related to inventory at our plant operations from the participation of a cross-functional team of finance, information systems and operating professionals;

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

  •
  separated assignments, responsibility and access between the accounts payable group and central procurement group; and

  •
  improved procedures and review processes relative to plant manual journal entries, including the adoption of a new corporate policy requiring approval of manual journal entries exceeding certain designated thresholds.

        The Company continues to evaluate the effectiveness of its controls and procedures on an ongoing basis and intends to implement further actions in its continuing efforts to strengthen the control process.

        In addition, the Company is in the process of completing a thorough review of its internal controls, including information technology systems and financial reporting as part of the Company's preparation for compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. Given the need to fully remedy the internal control weaknesses identified by KPMG, there can be no assurance that the Company will be able to remedy these weaknesses and take other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the required compliance date. The Company must begin to comply with these requirements for its fiscal year ending December 31, 2006.

Disclosure Controls and Procedures

        Concurrent with the quarterly review of the Company's financial statements, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that they will meet their objectives as of July 3, 2005. Consequently, in connection with the preparation of this Quarterly Report, management of the Company undertook and completed reconciliations, analyses and reviews in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles.

PART II.    OTHER INFORMATION

METALDYNE CORPORATION

        Items 1, 2 and 5 are not applicable.

Item 6.    Exhibits.

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

METALDYNE CORPORATION
(Registrant)
DATE: August 18, 2005	By:	/s/ JEFFREY M. STAFEIL Jeffrey M. Stafeil Executive Vice President and Chief Financial Officer (Chief Accounting Officer and Authorized Signatory)

METALDYNE CORPORATION
EXHIBIT INDEX

Exhibit
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

METALDYNE CORPORATION INDEX
METALDYNE CORPORATION CONSOLIDATED BALANCE SHEET July 3, 2005 and January 2, 2005 (Dollars in thousands except per share amounts)
METALDYNE CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in thousands except per share amounts)
METALDYNE CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands)
METALDYNE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantor/Non-Guarantor Condensed Consolidating Balance Sheet July 3, 2005 (Unaudited)
Guarantor/Non-Guarantor Condensed Consolidating Balance Sheet January 2, 2005
Guarantor/Non-Guarantor Condensed Consolidating Statement of Operations Three Months Ended July 3, 2005 (Unaudited)
Guarantor/Non-Guarantor Condensed Consolidating Statement of Operations Three Months Ended June 27, 2004 (Unaudited)
Guarantor/Non-Guarantor Condensed Consolidating Statement of Operations Six Months Ended July 3, 2005 (Unaudited)
Guarantor/Non-Guarantor Condensed Consolidating Statement of Operations Six Months Ended June 27, 2004 (Unaudited)
METALDYNE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Guarantor/Non-Guarantor Condensed Consolidating Statement of Cash Flows Six Months Ended July 3, 2005 (Unaudited)
METALDYNE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
Guarantor/Non-Guarantor Condensed Consolidating Statement of Cash Flows Six Months Ended June 27, 2004 (Unaudited)
PART II. OTHER INFORMATION METALDYNE CORPORATION
SIGNATURE
METALDYNE CORPORATION EXHIBIT INDEX