Form 10-Q
period 2005-10-02
METALDYNE CORP
filed 2005-11-17
CIK 745448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED OCTOBER 2, 2005

COMMISSION FILE NUMBER 1-12068

METALDYNE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2513957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47659 Halyard Drive, Plymouth, Michigan	48170-2429
(Address of principal executive offices)	(Zip Code)

(734) 207-6200
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

There is currently no public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Shares outstanding at
Class	November 1, 2005
Common stock, par value $1 per share.	42,844,760

METALDYNE CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
October 2, 2005 and January 2, 2005
(Dollars in thousands except per share amounts)

	October 2,	January 2,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,300	$—
Receivables, net:
Trade (net of allowance for doubtful accounts of $4,380 and $2,740 at October 2, 2005 and January 2, 2005, respectively)	140,070	165,850
TriMas	3,530	2,830
Other	11,350	12,930
Total receivables, net	154,950	181,610
Inventories	118,900	127,020
Deferred and refundable income taxes	16,660	18,470
Prepaid expenses and other assets	35,680	36,650
Total current assets	332,490	363,750
Equity investments in and receivables from affiliates	102,750	107,040
Property and equipment (net of accumulated depreciation of $335,440 and $294,940 at October 2, 2005 and January 2, 2005, respectively)	812,840	856,250
Excess of cost over net assets of acquired companies	601,950	626,240
Intangible and other assets	221,140	241,470
Total assets	$2,071,170	$2,194,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262,540	$286,590
Accrued liabilities	132,370	117,050
Current maturities, long-term debt	8,000	12,250
Total current liabilities	402,910	415,890
Long-term debt	839,450	855,450
Deferred income taxes	61,950	88,910
Minority interest	660	650
Other long-term liabilities	114,780	142,700
Redeemable preferred stock, (aggregate liquidation value $175,240 and $159,250 at October 2, 2005 and January 2, 2005, respectively). Authorized: 1,198,693 shares; Outstanding: 1,189,694 shares	165,990	149,190
Total liabilities	1,585,740	1,652,790
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million shares	42,840	42,830
Paid-in capital	698,870	698,870
Accumulated deficit	(281,410)	(262,740)
Accumulated other comprehensive income	25,130	63,000
Total shareholders’ equity	485,430	541,960
Total liabilities and shareholders’ equity	$2,071,170	$2,194,750

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net sales	$512,670	$501,680	$1,680,540	$1,504,710
Cost of sales	(473,220)	(467,500)	(1,525,300)	(1,365,930)
Gross profit	39,450	34,180	155,240	138,780
Selling, general and administrative expenses	(32,520)	(35,880)	(92,300)	(98,350)
Restructuring charges	(200)	(220)	(1,880)	(1,930)
Loss on disposition of manufacturing facilities	—	—	—	(7,600)
Operating profit (loss)	6,730	(1,920)	61,060	30,900
Other expense, net:
Interest:
Interest expense	(22,550)	(21,740)	(66,930)	(61,490)
Preferred stock dividends and accretion	(5,770)	(4,860)	(16,800)	(13,830)
Non-cash gain on maturity of interest rate arrangements	—	—	—	6,590
Equity income from affiliates, net	60	760	1,640	5,200
Other, net	(3,510)	(1,470)	(7,900)	(4,890)
Other expense, net	(31,770)	(27,310)	(89,990)	(68,420)
Loss before income taxes	(25,040)	(29,230)	(28,930)	(37,520)
Income tax benefit	(9,810)	(11,860)	(10,260)	(11,730)
Net loss	$(15,230)	$(17,370)	$(18,670)	$(25,790)
Basic and diluted loss per share	$(0.36)	$(0.41)	$(0.44)	$(0.60)
Weighted average number of shares outstanding for basic and diluted loss per share	42,840	42,820	42,840	42,800

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	October 2,	October 3,
	2005	2004
	(Unaudited)
Operating activities:
Net loss	$(18,670)	$(25,790)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	101,500	95,360
Stock award expense	—	600
Debt fee amortization	2,610	2,010
Losses on fixed asset dispositions	2,850	1,540
Loss on disposition of manufacturing facilities	—	7,600
Deferred income taxes	(25,470)	(9,050)
Preferred stock dividends and accretion	16,800	13,960
Gain on maturity of interest rate arrangements	—	(6,590)
Equity income from affiliates, net	(1,640)	(5,200)
Curtailment gain and gain on elimination of certain benefits	(9,530)	—
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	(34,870)	(56,250)
Net proceeds of accounts receivable facility	63,390	87,290
Inventories	8,450	(23,420)
Prepaid expenses and other assets	1,050	(12,640)
Accounts payable and accrued liabilities	(8,370)	33,670
Change in other long-term assets	(1,540)	(240)
Change in other long-term liabilities	(14,700)	(10,660)
Other, net	530	740
Net cash provided by operating activities	82,390	92,930
Investing activities:
Capital expenditures	(85,030)	(105,250)
Proceeds from sale/leaseback of fixed assets	21,590	72,530
Disposition of manufacturing facilities	—	(500)
(Payments for) reimbursement from acquisition of business, net of cash received	7,960	(203,870)
Net cash used for investing activities	(55,480)	(237,090)
Financing activities:
Principal payments of term loan facilities	(440)	(880)
Proceeds of revolving credit facility	265,000	181,960
Principal payments of revolving credit facility	(278,540)	(125,910)
Proceeds of senior subordinated notes, due 2014 (face value $31.7 million)	—	26,920
Proceeds of other debt	4,840	1,220
Principal payments of other debt	(10,970)	(7,400)
Issuance of Series A-1 preferred stock (face value $65.4 million)	—	55,340
Net cash provided by (used for) financing activities	(20,110)	131,250
Effect of exchange on cash	(500)	280
Net increase (decrease) in cash	6,300	(12,630)
Cash and cash equivalents, beginning of period	—	13,820
Cash and cash equivalents, end of period	$6,300	$1,190
Supplementary cash flow information:
Cash paid (refunded) for income taxes, net	$8,560	$(15,050)
Cash paid for interest	$55,000	$48,690
Noncash transactions—capital leases	$460	$5,980

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Other Information

Metaldyne Corporation (“Metaldyne” or “the Company”) is a leading global manufacturer of highly engineered metal components for the global light vehicle market. The Company operates two segments. The Chassis and Powertrain segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles.

The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal year 2005 is comprised of fifty-two weeks and fiscal year 2004 is comprised of fifty-three weeks and end on January 1, 2006 and January 2, 2005, respectively. All year and quarter references relate to the Company’s fiscal year and fiscal quarters unless otherwise stated. The nine-month statements represent the 39-week and 40-week periods from the end of the Company’s fiscal year and ended on October 2, 2005 and October 3, 2004, respectively. Thus, the results of the three-month statements ended October 3, 2004 contain one additional week compared to the three-month statements ended October 2, 2005.

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the “2004 Form 10-K”). The results of operations for the period ended October 2, 2005 are not necessarily indicative of the results for the full year.

Certain prior year amounts have been reclassified to reflect current year classifications.

2.   Stock Options and Awards

The Company has a stock-based employee compensation plan and has issued equity-based incentives in various forms. The Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands except per share amounts)
Net loss, as reported	$(15,230)	$(17,370)	$(18,670)	$(25,790)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(40)	—	(210)
Pro forma net loss	$(15,230)	$(17,410)	$(18,670)	$(26,000)
Loss per share:
Basic and diluted—as reported	$(0.36)	$(0.41)	$(0.44)	$(0.60)
Basic and diluted—pro forma for stock-based compensation	$(0.36)	$(0.41)	$(0.44)	$(0.61)

In January 2004, the Company offered eligible employees the opportunity to participate in a Voluntary Stock Option Exchange Program (the “Program”), to exchange all of their outstanding options to purchase shares of the Company’s common stock granted under the Long Term Equity Incentive Plan (the “Plan”) for new stock options and restricted stock units to be granted under the Plan. Participation in the Program was voluntary. Elections were required to be received by January 14, 2004, with new stock options granted on or after July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and those eligible employees not electing to participate in the new Program continue to be eligible to participate in the existing Plan. There was no stock compensation expense for the nine months ended October 2, 2005.

3.   Accounts Receivable Securitization and Factoring Agreements

On July 8, 2005, the Company and its wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”), amended and restated its existing accounts receivable financing facility with General Electric Capital Corporation (“GECC”). The terms of the facility that were amended and restated include (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represents the completion of the final step of the multi-step receivables facility modifications initiated on April 29, 2005. Refer also to the Company’s Form 10-Q for the period ended July 3, 2005.

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million, availability subject to certain covenant restrictions, to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $4.3 million and $2.1 million for the nine months ended October 2, 2005 and October 3, 2004, respectively, and is included in

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other expense, net in the Company’s consolidated statement of operations. Prior to April 29, 2005, the Company’s trade accounts receivable of substantially all domestic business operations were sold in connection with JPMorgan Chase Bank, N.A. At October 2, 2005, total usage and availability under the accounts receivable facility was approximately $126.6 million and $156.9 million, respectively, with $30.3 million available but not utilized. At October 3, 2004,, total usage and availability under the accounts receivable facility was approximately $87.3 million with no additional amounts available. The interest rate was based on LIBOR plus 2.25% at October 3, 2005. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of October 2, 2005, the Company had approximately $66 million available from these commitments, and approximately $47 million of receivables were sold under these programs. The Company pays a commission to the factoring company plus interest from the date the receivables are sold until the date of customer payment. Commission expense of $1.5 million related to these agreements for the nine months ended October 2, 2005 is recorded in other expense, net on the Company’s consolidated statement of operations.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at October 2, 2005 collection of approximately $24.2 million of accounts receivable was accelerated under the remaining programs. In addition to the above programs, the Company continues to collect approximately $22 million per month on an accelerated basis as a result of favorable payment terms that it negotiated with one of its customers, through an agreement that expires December 31, 2006. These payments are received on average 20 days after shipment of product to the customer. While the impact of the discontinuance of the accelerated collection programs may be partially offset by a greater utilization of the Company’s accounts receivable securitization facility, the Company continues to examine other alternative programs in the marketplace, as well as enhanced payment terms directly from its customers.

4.   Inventories

Inventories by component are as follows:

	October 2, 2005	January 2, 2005
	(In thousands)
Raw materials	$47,680	$48,270
Work in process	36,350	36,440
Finished goods	34,870	42,310
	$118,900	$127,020

5.   Excess of Cost over Net Assets of Acquired Companies and Intangible Assets

At October 2, 2005, the excess of cost over net assets of acquired companies (“goodwill”) balance was approximately $602 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate. This assessment was completed for the year ended January 2, 2005. The assessment was performed again in the first quarter of 2005 in connection with the formation of the new reporting units pursuant to the change in

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating segments describe below under “Goodwill.” The assessment for the quarter ended April 3, 2005 indicated that the fair value of these units exceeded their carrying values.

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	As of October 2, 2005			As of January 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
	(In thousands, except weighted average life)
Amortized Intangible Assets:
Customer Contracts	$123,880	$(51,580)	10.0 years	$127,600	$(42,750)	10.0 years
Technology and Other	159,150	(54,610)	13.9 years	163,920	(45,260)	13.9 years
Total	$283,030	$(106,190)	13.2 years	$291,520	$(88,010)	13.2 years
Aggregate Amortization Expense (Included in Cost of Sales):
For the nine months ended October 2, 2005		$18,180
October 3, 2004		$17,850
Estimated Amortization Expense:
For the fiscal year ending 2005		23,410
For the fiscal year ending 2006		23,410
For the fiscal year ending 2007		22,640
For the fiscal year ending 2008		21,890
For the fiscal year ending 2009		21,890

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 2, 2005 are as follows:

	Chassis	Powertrain	Total
	(In thousands)
Balance as of January 2, 2005	$348,410	$277,830	$626,240
Exchange impact from foreign currency	(13,280)	(3,990)	(17,270)
New Castle adjustment (see Note 8)	(7,960)	—	(7,960)
Other	1,670	(730)	940
Balance as of October 2, 2005	$328,840	$273,110	$601,950

As a result of its reorganization in January 2005, the Company consolidated its operations into two segments:  the Chassis segment and the Powertrain segment. This resulted in a change in the underlying reporting units and necessitated a reallocation of goodwill to the new reporting units based on relative fair values. The reallocation did not indicate an impairment of goodwill for the new reporting units based on expected future cash flows discounted at a 9.5% rate. However, if the discount rate were to increase to

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 13%, or if expected future operating margins were to decrease by approximately 12.5%, further goodwill impairment analysis would be necessary for one of the Company’s reporting units.

6.   Derivative Financial Instruments

In the past, the Company has managed its exposure to changes in interest rates through the use of interest rate protection agreements. These interest rate derivatives are designated as cash flow hedges. The effective portion of each derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The Company does not use derivatives for speculative purposes.

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

All of the Company’s interest rate protection arrangements matured in February 2004 and, as a result of their maturity, a cumulative non-cash pre-tax gain of $6.6 million was recorded and is reflected as a gain on maturity of interest rate arrangements in the Company’s consolidated statement of operations for the nine months ended October 3, 2004. Prior to the expiration of these agreements, the Company recognized additional interest expense of $1.1 million during the nine months ended October 3, 2004.

7.   Segment Information

The Company has defined a segment as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company’s chief operating decision maker and its board of directors in determining resource allocation and assessing performance.

The Company has established Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) as a key indicator of financial operating performance. The Company defines Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, asset impairment, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. Adjusted EBITDA is a non-GAAP measure and therefore caution must be exercised in using Adjusted EBITDA as an analytical tool and should not be used in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating Adjusted EBITDA, management deems it important to consider the quality of the Company’s underlying earnings by separately identifying certain costs undertaken to improve the Company’s results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Intercompany sales for the three and nine months ended October 2, 2005 were $9.4 million and $29.0 million in the Chassis segment and $0.8 million and $2.8 million in the Powertrain segment, respectively. Intercompany sales for the three and nine months ended October 3, 2004 were $6.1 million and $21.6 million in the Chassis segment and $0.7 and $2.1 million in the Powertrain segment, respectively. Intercompany sales are recognized in accordance with the Company’s revenue recognition policy and are eliminated in consolidation.

Segment activity for the three and nine months ended October 2, 2005 and October 3, 2004 is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands)
SALES
Chassis	$296,940	$290,370	$984,830	$859,450
Powertrain	215,730	211,310	695,710	645,260
Total sales	$512,670	$501,680	$1,680,540	$1,504,710
Adjusted EBITDA
Chassis	$22,610	$19,810	$81,480	$80,750
Powertrain	23,570	21,660	91,390	79,550
Centralized resources (“Corporate”)	(4,170)	(11,940)	(8,470)	(25,480)
Total Adjusted EBITDA	42,010	29,530	164,400	134,820
Depreciation & amortization	(34,880)	(31,360)	(101,500)	(95,360)
Loss on sale of manufacturing facilities	—	—	—	(7,600)
Non-cash stock award expense	—	(130)	—	(600)
Other, net included in Adjusted EBITDA	(400)	40	(1,840)	(360)
Operating profit	$6,730	$(1,920)	$61,060	$30,900

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	October 2, 2005	January 2, 2005
	(In thousands)
Total Assets
Chassis	$932,400	$1,085,630
Powertrain	733,480	752,930
Corporate	405,290	356,190
Total assets	$2,071,170	$2,194,750

	Nine Months Ended
	October 2, 2005	October 3, 2004
Capital Expenditures
Chassis	$39,680	$43,900
Powertrain	45,240	59,900
Corporate	110	1,450
Total capital expenditures	$85,030	$105,250

8.   Acquisitions

In the first quarter of 2004, effective December 31, 2003, the Company completed a transaction with DaimlerChrysler Corporation (“DaimlerChrysler”) that transferred full ownership of the New Castle Machining and Forge (“New Castle”) manufacturing operations to Metaldyne. From January 2003 until the transaction at December 31, 2003, New Castle was managed as a joint venture between Metaldyne and DaimlerChrysler; at December 28, 2003, the Company’s investment in this joint venture was approximately $20 million (before fees and expenses of approximately $2 million). The New Castle facility manufactures suspension and chassis components for Chrysler, Jeep and Dodge vehicles; additionally, Metaldyne has launched initiatives to expand the customer base beyond DaimlerChrysler. The New Castle manufacturing operations are part of the Company’s Chassis segment.

As part of the New Castle transaction, Metaldyne acquired Class A and Class B units representing DaimlerChrysler’s entire joint venture interest in New Castle. In exchange, Metaldyne delivered to DaimlerChrysler $215 million (before fees and expenses of approximately $3 million), comprised of $118.8 million in cash; $31.7 million in aggregate principal amount of a new issue of its 10% senior subordinated notes; and $64.5 million (fair value of $55.3 million as of December 31, 2003) in aggregate liquidation preference of its Series A-1 preferred stock. Included in the $5 million fees and expenses is a $2.4 million transaction fee paid to Heartland Industrial Partners (“Heartland”) pursuant to the monitoring agreement with Heartland in conjunction with the acquisition of New Castle. The cash portion of the consideration was funded in part by the net cash proceeds of approximately $58 million from the sale-leaseback of certain machinery and equipment with a third-party lessor, with the remainder funded through Metaldyne’s revolving credit facility.

The consolidated statement of cash flows for the nine months ended October 3, 2004 has been adjusted to reflect the final purchase price allocation of the New Castle acquisition.

In connection with the acquisition of New Castle, the Company recorded $33.6 million of tax deductible goodwill that is amortizable over a 15 year period. The tax deductible goodwill in excess of goodwill recorded in connection with the transaction for financial reporting purposes is attributable to the

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unamortized accretion, as of the issue date, of the 10% senior subordinated notes issued to DaimlerChrysler.

Also, in conjunction with the purchase agreement for the acquisition of New Castle, DaimlerChrysler agreed to reimburse the Company for potential equipment purchases related to production capacity for a specific product line. The Company received reimbursement totaling $8.0 million as of October 2, 2005. In the third quarter of 2005 the Company identified $1.7 million in assets that were included in the appraised value of assets reflected in the original purchase price allocation at a value in excess of fair value in consideration of the Company’s intended use of these assets. Consequently, an adjustment was made to increase goodwill and reduce fixed assets for this amount in the quarter. The net effect of the reimbursement and adjustment to the original assets acquired has been recognized in the net reduction to the goodwill recorded at the time of the acquisition.

9.   Asset Impairments and Restructuring Related Integration Actions

Restructuring costs incurred for the nine months ended October 2, 2005 were $1.9 million and primarily reflect headcount reductions related to the consolidation of the Company’s operations into two segments. Costs incurred for the nine months ended October 3, 2004 were $1.9 million and primarily reflect headcount reductions in the Chassis Group’s North American Forging Operations (the “Forging Operations”).

The Company expects to realize additional savings in 2005 from the 2004 restructuring actions as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

	Acquisition Related Severance Costs	2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	2005 Additional Severance and Other Exit Costs	Total
	(In thousands)
Balance at December 28, 2003	$1,340	$360	$7,350	$—	$—	$9,050
Charges to expense	—	—	—	2,750	—	2,750
Cash payments	(310)	(360)	(4,600)	(2,240)	—	(7,510)
Reversal of unutilized amounts	(360)	—	—	—	—	(360)
Balance at January 2, 2005	$670	$—	$2,750	$510	$—	$3,930
Charges to expense	—	—	(240)	—	2,120	1,880
Cash payments	(10)	—	(2,030)	(390)	(1,910)	(4,340)
Balance at October 2, 2005	$660	$—	$480	$120	$210	$1,470

The above amounts represent total estimated cash payments, of which $1.1 million and $3.2 million are recorded in accrued liabilities, with $0.4 million and $0.7 million recorded in other long-term liabilities in the Company’s consolidated balance sheet at October 2, 2005 and January 2, 2005, respectively.

10.   Dispositions

On February 1, 2004, the Company completed an asset sale pursuant to which substantially all of the business associated with two of the aluminum die casting facilities in its former Driveline segment was sold to Lester PDC, Ltd, a Kentucky-based aluminum die casting and machining company. The Company retained an interest in approximately $5.6 million in working capital (principally accounts receivable). Cash paid in the transaction to buy out the remaining portion of the equipment that had previously been sold

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under an operating lease arrangement by the Company was approximately $6.1 million, net of proceeds from Lester PDC of $4.1 million. The buyer also agreed to lease the Bedford Heights, Ohio and sub-lease the Rome, Georgia facilities from the Company for approximately $0.2 million and $0.4 million, respectively. In addition, Lester PDC and Metaldyne entered into a supply agreement. In connection with the disposition of these manufacturing facilities, the Company recognized a charge of $7.6 million on the Company’s consolidated statement of operations as of March 28, 2004. The charge represents the book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

In November 2004, Lester PDC discontinued operations at the Bedford Heights facility and the supply agreement and lease agreement between Lester PDC and Metaldyne were terminated. As a result, Metaldyne assumed production of some of the products at the Bedford Heights facility that were subject to the terminated supply agreement. One of these product lines is currently being manufactured at the Bedford Heights facility and the remaining products have been moved to other Metaldyne facilities. During the third quarter 2005, the Company recorded a pre-tax loss of approximately $0.6 million related to the Bedford Heights facility. This adjustment to fair value was based upon the current market value as determined by an updated third party valuation.

11.   Redeemable Preferred Stock

The Company has outstanding 644,540 shares of $64.5 million in liquidation value ($56.8 million carrying value as of October 2, 2005) of Series A-1 preferred stock par value $1 and authorized 644,540 shares to DaimlerChrysler Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the ten-year period. The preferred stock is mandatorily redeemable on December 31, 2013. Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has outstanding 361,001 shares of $36.1 million in liquidation value ($34.5 million carrying value as of October 2, 2005) of Series A preferred stock par value $1 and authorized 370,000 shares to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has outstanding 184,153 shares with a carrying value of $18.4 million of redeemable Series B preferred stock to Heartland. The redeemable Series B preferred shares issued are mandatory redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum.

Preferred stock dividends (including accretion of $0.8 million and $0.2 million in 2005 and 2004, respectively) were $16.8 million and $14.0 million, while dividend cash payments were zero, for the nine months ended October 2, 2005 and October 3, 2004, respectively. Unpaid accrued dividends were $56.3 million and $40.3 million at October 2, 2005 and January 2, 2005, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $166.0 million and $149.2 million in the Company’s consolidated balance sheet at October 2, 2005 and January 2, 2005, respectively.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Loss Per Share

The following reconciles the numerators and denominators used in the computations of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands except per share amounts)
Weighted average number of shares outstanding for basic and diluted	42,840	42,820	42,840	42,800
Loss used for basic and diluted earnings per share computation	$(15,230)	$(17,370)	$(18,670)	$(25,790)
Basic and diluted loss per share	$(0.36)	$(0.41)	$(0.44)	$(0.60)

Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 3.0 million and 2.7 million of common shares as they are anti-dilutive at October 2, 2005 and October 3, 2004, respectively.

Contingently issuable shares, representing approximately 0.05 million restricted common shares, have an anti-dilutive effect on earnings per share for the three and nine months ended October 2, 2005 and October 3, 2004.

13.   Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) for the period was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands)
Net loss	$(15,230)	$(17,370)	$(18,670)	$(25,790)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,750	6,810	(36,610)	1,920
Change in the Company’s portion of TriMas’ other comprehensive income	780	1,480	(1,260)	(140)
Interest rate agreements fair value adjustments (realized in 2004)	—	—	—	(6,590)
Total other comprehensive loss	7,530	8,290	(37,870)	(4,810)
Total comprehensive loss	$(7,700)	$(9,080)	$(56,540)	$(30,600)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Employee Benefit Plans

Pension Benefits:

	For the three months ended		For the nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$640	$760	$2,170	$2,320
Interest cost	4,440	4,340	13,410	13,020
Expected return on plan assets	(4,580)	(4,220)	(13,780)	(12,920)
Amortization of prior service cost	40	30	120	110
Recognized gain due to curtailments/settlements	—	—	—	(1,470)
Amortization of net loss	810	550	2,610	1,790
Net periodic benefit cost	$1,350	$1,460	$4,530	$2,850

Other Benefits:

	For the three months ended		For the nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$230	$410	$1,250	$1,010
Interest cost	330	700	1,680	2,260
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(5,610)	(70)	(11,330)	(190)
Recognized gain due to curtailments/settlements	—	—	(2,490)	(480)
Amortization of net loss	2,410	100	5,080	380
Net periodic benefit (gain) cost	$(2,640)	$1,140	$(5,810)	$2,980

Employer Contributions

Metaldyne expects to contribute $22.3 million to its defined benefit pension plans in 2005. As of October 2, 2005, approximately $17.6 million of these contributions have been made.

The Company expects to contribute approximately $10.6 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2005. The Company contributed approximately $7.6 million to its defined contribution plans as of October 2, 2005.

In December 2004, the Company announced that it will discontinue retiree medical and life insurance coverage to its salaried and nonunion retirees and their beneficiaries effective January 1, 2006. The Company recorded a curtailment gain of $2.5 million for the nine months ended October 2, 2005 pursuant to this announcement, which is included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Additionally, the Company recorded a reduction of expenses related to the retiree medical and life insurance plans of $7.1 million for the nine months ended October 2, 2005.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.8 million of this amount is included in selling, general and administrative expenses and $6.3 million is included in cost of sales in the Company’s consolidated statement of operations.

As a result of the discontinuation of retiree medical and life insurance coverage discussed above, the Company expects to receive an estimated cash savings of $1.4 million in 2006.

15. Related Parties

On June 6, 2002, the Company sold 66% of its former TriMas subsidiary to Heartland and other investors. The Company’s current ownership percentage in TriMas is approximately 24%. The Company has recorded $7.8 million due from TriMas, consisting of tax net operating losses created prior to the disposition of TriMas, pension obligations, reimbursement due for cash payments made related to post retirement obligations and other expense reimbursements in the ordinary course of business, of which $3.5 million is recorded as receivables from TriMas and $4.3 million is recorded as equity investments in and receivables from affiliates in the Company’s consolidated balance sheet as of October 2, 2005.

During the third quarter 2005, TriMas agreed to indemnify the Company for the cost of certain post-retirement benefit plans for retired employees of former operations attributed to TriMas. As a result, as of October 2, 2005, the Company recorded a $0.9 million receivable due from TriMas as reimbursement for amounts previously paid, a reduction of $4.0 million in its long-term liability for amounts expected to be paid in future periods, a $4.7 million reduction in equity investments in and receivables from affiliates and a reduction of cost of sales of $0.2 million.

16.   Commitments and Contingencies

The Company is subject to claims and litigation in the ordinary course of its business but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operations.

17.   New Accounting Pronouncements

In October 2004, the U.S. government enacted the American Jobs Creation Act of 2004 (“Act”). This Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met. The Company is analyzing the provisions of the Act and the feasibility of several alternative scenarios for the potential repatriation of a portion of the earnings of its non-U.S. subsidiaries. In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations and therefore does not currently anticipate repatriation of earnings under the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 for the fiscal year beginning January 2, 2006. The Company has evaluated this pronouncement and does not believe it will have a significant impact on its results of operations or financial position.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for the Company at the beginning of its fiscal year 2006. The Company will then be required to record any compensation expense using the fair value method in connection with option grants to employees after adoption. Management is currently reviewing the provisions of this Statement and will adopt it no later than the Company’s fiscal year beginning January 2, 2006.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company must adopt the requirements of FIN 47 by December 31, 2005 and has not yet completed its evaluation of whether FIN 47 will result in the recognition of additional asset retirement obligations for the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods’ financial statements to reflect the change in accounting principle. APB Opinion No. 20 previously required that the impact of most voluntary changes in accounting principles be recognized in the period the change as a cumulative effect of a change in accounting principle. The provisions of this Statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of this Statement prospectively to accounting changes made after January 1, 2006.

18.   Subsequent Events

On October 28, 2005, the Company announced that it is currently seeking to divest of the Forgings Operations. The Company expects to incur a loss on the potential sale of the Forging Operations. However, no impairment of the long-lived assets has been recognized as the Forging Operations are currently in held and used status as prescribed under SFAS No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has determined that the undiscounted cash flows of the Forging Operations support the current carrying value. If these assets met the held for sale criteria under SFAS 144, they would be reduced to their fair value. The Forging Operations generate approximately $345 million revenue annually and include plants located in Royal Oak, Michigan; Fraser, Michigan; Troy, Michigan; Detroit, Michigan; Minerva, Ohio; Canal Fulton, Ohio and Ft. Wayne, Indiana.

On November 1, 2005, Moody’s lowered its credit rating of General Motors Corporation, one of the Company’s largest customers. This downgrade decreased the maximum allowable percentage that General Motors receivables can represent of the Company’s total account receivable securitization facility. The immediate effect to Metaldyne’s borrowing ability under the accounts receivable securitization facility was to decrease its borrowing capacity under the facility by approximately $3.0 million.

On November 10, 2005, the Company commenced an exchange offer of a new issue of its 10% senior notes due 2013 that will be freely tradeable in exchange for the outstanding 10% senior notes due 2012.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The exchange offer will raise no new proceeds for the Company and is being made in accordance with contractual commitments arising from the October 2003 issuance. The exchange offer is expected to close on December 11, 2005.

19.   Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)         Condensed consolidating financial statements as of October 2, 2005 and January 2, 2005, and for the three and nine months ended October 2, 2005 and October 3, 2004 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)         Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Investments in non-domestic subsidiaries are held at Metaldyne Company LLC, a wholly owned subsidiary of Metaldyne Corporation and the guarantor subsidiaries. Equity in non-domestic subsidiary investees is included in the guarantor column of the accompanying consolidating financial information.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
October 2, 2005
(Unaudited)

			NON-
	PARENT	GUARANTOR	GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$ —	$ —	$ 6,300	$ —	$ 6,300
Total receivables, net	—	13,230	141,720	—	154,950
Inventories	—	82,560	36,340	—	118,900
Deferred and refundable income taxes	—	14,550	2,110	—	16,660
Prepaid expenses and other assets	—	29,780	5,900	—	35,680
Total current assets	—	140,120	192,370	—	332,490
Equity investments and receivables in affiliates	102,750	—	—	—	102,750
Property and equipment, net	—	553,970	258,870	—	812,840
Excess of cost over net assets of acquired companies	—	450,510	151,440	—	601,950
Investment in subsidiaries	548,670	224,460	—	(773,130)	—
Intangible and other assets	—	199,340	21,800	—	221,140
Total assets	$ 651,420	$ 1,568,400	$ 624,480	$ (773,130)	$ 2,071,170
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$ —	$ 207,280	$ 55,260	$ —	$ 262,540
Accrued liabilities	—	104,590	27,780	—	132,370
Current maturities, long-term debt	—	2,950	5,050	—	8,000
Total current liabilities	—	314,820	88,090	—	402,910
Long-term debt	427,390	411,240	820	—	839,450
Deferred income taxes	—	37,900	24,050	—	61,950
Minority interest	—	—	660	—	660
Other long-term liabilities	—	106,980	7,800	—	114,780
Redeemable preferred stock	165,990	—	—	—	165,990
Intercompany accounts, net	(427,390)	148,790	278,600	—	—
Total liabilities	165,990	1,019,730	400,020	—	1,585,740
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	42,840	—	—	—	42,840
Paid-in capital	698,870	—	—	—	698,870
Accumulated deficit	(281,410)	—	—	—	(281,410)
Accumulated other comprehensive income	25,130	—	—	—	25,130
Investment by Parent/Guarantor	—	548,670	224,460	(773,130)	—
Total shareholders’ equity	485,430	548,670	224,460	(773,130)	485,430
Total liabilities and shareholders’ equity	$ 651,420	$ 1,568,400	$ 624,480	$ (773,130)	$ 2,071,170

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
January 2, 2005

			NON-
	PARENT	GUARANTOR	GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$ —	$ —	$ —	$ —	$ —
Total receivables, net	—	7,920	173,690	—	181,610
Inventories	—	84,570	42,450	—	127,020
Deferred and refundable income taxes	—	14,500	3,970	—	18,470
Prepaid expenses and other assets	—	28,830	7,820	—	36,650
Total current assets	—	135,820	227,930	—	363,750
Equity investments and receivables in affiliates	107,040	—	—	—	107,040
Property and equipment, net	—	580,780	275,470	—	856,250
Excess of cost over net assets of acquired companies	—	472,050	154,190	—	626,240
Investment in subsidiaries	584,110	232,280	—	(816,390)	—
Intangible and other assets	—	222,380	19,090	—	241,470
Total assets	$ 691,150	$ 1,643,310	$676,680	$ (816,390)	$ 2,194,750
Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$ —	$ 199,710	$ 86,880	$ —	$ 286,590
Accrued liabilities	—	92,000	25,050	—	117,050
Current maturities, long-term debt	—	3,630	8,620	—	12,250
Total current liabilities	—	295,340	120,550	—	415,890
Long-term debt	427,180	426,320	1,950	—	855,450
Deferred income taxes	—	61,940	26,970	—	88,910
Minority interest	—	—	650	—	650
Other long-term liabilities	—	135,310	7,390	—	142,700
Redeemable preferred stock	149,190	—	—	—	149,190
Intercompany accounts, net	(427,180)	136,030	291,150	—	—
Total liabilities	149,190	1,054,940	448,660	—	1,652,790
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	42,830	—	—	—	42,830
Paid-in capital	698,870	—	—	—	698,870
Accumulated deficit	(262,740)	—	—	—	(262,740)
Accumulated other comprehensive income	63,000	—	—	—	63,000
Investment by Parent/Guarantor	—	588,370	228,020	(816,390)	—
Total shareholders’ equity	541,960	588,370	228,020	(816,390)	541,960
Total liabilities and shareholders’ equity	$ 691,150	$ 1,643,310	$ 676,680	$ (816,390)	$ 2,194,750

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended October 2, 2005
(Unaudited)

			NON-
	PARENT	GUARANTOR	GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Net sales	$—	$394,620	$118,050	$—	$512,670
Cost of sales	—	(376,340)	(96,880)	—	(473,220)
Gross profit	—	18,280	21,170	—	39,450
Selling, general and administrative expenses	—	(25,370)	(7,150)	—	(32,520)
Restructuring charges	—	(170)	(30)	—	(200)
Operating profit (loss)	—	(7,260)	13,990	—	6,730
Other expense, net:
Interest expense	—	(22,180)	(370)	—	(22,550)
Preferred stock dividends and accretion	(5,770)	—	—	—	(5,770)
Equity income (loss) from affiliates, net	60	—	—	—	60
Other, net	—	(2,780)	(730)	—	(3,510)
Other expense, net	(5,710)	(24,960)	(1,100)	—	(31,770)
Income (loss) before income taxes	(5,710)	(32,220)	12,890	—	(25,040)
Income tax expense (benefit)	—	(9,600)	(210)	—	(9,810)
Equity in net income of subsidiaries	(9,520)	13,100	—	(3,580)	—
Net income (loss)	$(15,230)	$(9,520)	$13,100	$(3,580)	$(15,230)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended October 3, 2004
(Unaudited)

			NON-
	PARENT	GUARANTOR	GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Net sales	$—	$396,040	$105,640	$—	$501,680
Cost of sales	—	(383,440)	(84,060)	—	(467,500)
Gross profit	—	12,600	21,580	—	34,180
Selling, general and administrative expenses	—	(30,030)	(5,850)	—	(35,880)
Restructuring charges	—	(210)	(10)	—	(220)
Operating profit (loss)	—	(17,640)	15,720	—	(1,920)
Other expense, net:
Interest expense	—	(21,060)	(680)	—	(21,740)
Preferred stock dividends and accretion	(4,860)	—	—	—	(4,860)
Equity income (loss) from affiliates, net	760	—	—	—	760
Other, net	—	(1,270)	(200)	—	(1,470)
Other expense, net	(4,100)	(22,330)	(880)	—	(27,310)
Income (loss) before income taxes	(4,100)	(39,970)	14,840	—	(29,230)
Income tax expense (benefit)	—	(19,180)	7,320	—	(11,860)
Equity in net income of subsidiaries	(13,270)	7,520	—	5,750	—
Net income (loss)	$(17,370)	$(13,270)	$7,520	$5,750	$(17,370)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Nine Months Ended October 2, 2005
(Unaudited)

			NON-
	PARENT	GUARANTOR	GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Net sales	$—	$1,299,650	$380,890	$—	$1,680,540
Cost of sales	—	(1,216,450)	(308,850)	—	(1,525,300)
Gross profit	—	83,200	72,040	—	155,240
Selling, general and administrative expenses	—	(72,190)	(20,110)	—	(92,300)
Restructuring charges	—	(1,620)	(260)	—	(1,880)
Operating profit (loss)	—	9,390	51,670	—	61,060
Other expense, net:
Interest expense	—	(65,390)	(1,540)	—	(66,930)
Preferred stock dividends and accretion	(16,800)	—	—	—	(16,800)
Equity income (loss) from affiliates, net	1,640	—	—	—	1,640
Other, net	—	(9,180)	1,280	—	(7,900)
Other expense, net	(15,160)	(74,570)	(260)	—	(89,990)
Income (loss) before income taxes	(15,160)	(65,180)	51,410	—	(28,930)
Income tax expense (benefit)	—	(22,780)	12,520	—	(10,260)
Equity in net income of subsidiaries	(3,510)	38,890	—	(35,380)	—
Net income (loss)	$(18,670)	$(3,510)	$38,890	$(35,380)	$(18,670)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Nine Months Ended October 3, 2004
(Unaudited)

			NON-
	PARENT	GUARANTOR	GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Net sales	$—	$1,190,900	$313,810	$—	$1,504,710
Cost of sales	—	(1,116,290)	(249,640)	—	(1,365,930)
Gross profit	—	74,610	64,170	—	138,780
Selling, general and administrative expenses	—	(81,550)	(16,800)	—	(98,350)
Restructuring charges	—	(1,060)	(870)	—	(1,930)
Loss on disposition of manufacturing facilities	—	(7,600)	—	—	(7,600)
Operating profit (loss)	—	(15,600)	46,500	—	30,900
Other expense, net:
Interest expense	—	(56,360)	(5,130)	—	(61,490)
Preferred stock dividends and accretion	(13,830)	—	—	—	(13,830)
Non-cash gain on maturity of interest rate arrangements	—	6,590	—	—	6,590
Equity income (loss) from affiliates, net	5,200	—	—	—	5,200
Other, net	—	(3,440)	(1,450)	—	(4,890)
Other expense, net	(8,630)	(53,210)	(6,580)	—	(68,420)
Income (loss) before income taxes	(8,630)	(68,810)	39,920	—	(37,520)
Income tax expense (benefit)	—	(26,380)	14,650	—	(11,730)
Equity in net income of subsidiaries	(17,160)	25,270	—	(8,110)	—
Net income (loss)	$(25,790)	$(17,160)	$25,270	$(8,110)	$(25,790)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 2, 2005
(Unaudited)

			NON-
	PARENT	GUARANTOR	GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Operating activities:
Net cash provided by (used for) operating activities	$—	$9,640	$72,750	$—	$82,390
Investing activities:
Capital expenditures	—	(62,480)	(22,550)	—	(85,030)
Proceeds from sale/leaseback of fixed assets	—	21,590	—	—	21,590
Reimbursement from acquisition of business, net of cash received	—	7,960	—	—	7,960
Net cash used for investing activities	—	(32,930)	(22,550)	—	(55,480)
Financing activities:
Principal payments of term loan facilities	—	(440)	—	—	(440)
Proceeds of revolving credit facility	—	265,000	—	—	265,000
Principal payments of revolving credit facility	—	(278,540)	—	—	(278,540)
Proceeds of other debt	—	—	4,840	—	4,840
Principal payments of other debt	—	(2,220)	(8,750)	—	(10,970)
Net cash used for financing activities	—	(16,200)	(3,910)	—	(20,110)
Effect of exchange on cash	—	—	(500)	—	(500)
Change in intercompany accounts	—	39,490	(39,490)	—	—
Net increase (decrease) in cash	—	—	6,300	—	6,300
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$6,300	$—	$6,300

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 3, 2004
(Unaudited)

			NON-
	PARENT	GUARANTOR	GUARANTOR	ELIMINATIONS	CONSOLIDATED
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$47,660	$45,270	$—	$92,930
Investing activities:
Capital expenditures	—	(80,300)	(24,950)	—	(105,250)
Proceeds from sale/leaseback of fixed assets	—	72,530	—	—	72,530
Disposition of manufacturing facilities	—	(500)	—	—	(500)
Payments for acquisition of business, net of cash received	—	(203,870)	—	—	(203,870)
Net cash used for investing activities	—	(212,140)	(24,950)	—	(237,090)
Financing activities:
Principal payments of term loan facilities	—	(880)	—	—	(880)
Proceeds of revolving credit facility	—	181,960	—	—	181,960
Principal payments of revolving credit facility	—	(125,910)	—	—	(125,910)
Proceeds of senior subordinated notes, due 2014	26,920	—	—	—	26,920
Proceeds of other debt	—	—	1,220	—	1,220
Principal payments of other debt	—	(3,550)	(3,850)	—	(7,400)
Issuance of Series A-1 preferred stock	55,340	—	—	—	55,340
Net cash provided by (used for) financing activities	82,260	51,620	(2,630)	—	131,250
Effect of exchange on cash	—	—	280	—	280
Change in intercompany accounts	(82,260)	98,490	(16,230)	—	—
Net increase (decrease) in cash	—	(14,370)	1,740	—	(12,630)
Cash and cash equivalents, beginning of period	—	10,750	3,070	—	13,820
Cash and cash equivalents, end of period	$—	$(3,620)	$4,810	$—	$1,190

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2004 sales of approximately $2 billion. We operate two segments focused on the global light vehicle market. The Chassis and Powertrain segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represented approximately 67% of total 2004 sales. Prior to November 2000, we were a publicly traded company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions—Simpson in December 2000, GMTI effective January 2001, Dana Corporation’s Greensboro, NC operation in May 2003, and DaimlerChrysler’s New Castle operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally, we split off our non-automotive and other non-core operations, divesting our former TriMas subsidiary in June 2002, our Fittings operation in April 2003 and two aluminum die casting facilities in February 2004. In December 2004, we resumed a small operation at one of these two aluminum die casting facilities due to the purchaser’s cessation of business in 2004. On October 28, 2005, we announced that we are currently seeking to divest of our Forging Operations. The Forging Operations generate approximately $345 million revenue annually and include plants located in Royal Oak, Michigan; Fraser, Michigan; Troy, Michigan; Detroit, Michigan; Minerva, Ohio; Canal Fulton, Ohio and Ft. Wayne, Indiana.

Key Factors Affecting our Reported Results

We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price. Supplier selection is generally finalized several years prior to the start of vehicle production and, as a result, new business will generally not start production for two years or more beyond the award date. In addition, our results are heavily dependent on global vehicle production, and in particular the North American vehicle production of the Big 3 domestic manufacturers (Ford, General Motors and DaimlerChrysler). Our customers generally require that we offer annual productivity and efficiency related price decreases on products we sell them. Critical factors to be successful in this market include global low cost production facilities, leading service and parts quality, and differentiated product and process technology. Accordingly, we focus on managing our global manufacturing presence in line with our customer needs and local market manufacturing cost differences, improving operating efficiency and production quality of our plants, fixing or eliminating unprofitable facilities and reducing our overall material costs. In addition, we spend considerable time and resources developing new technology and products to enhance performance and/or decrease cost of the products we sell to our customers. See “Results of Operations” for more details as to the factors that affected year over year performance.

The rise in raw material costs, especially steel, continues to negatively impact our results. Raw material costs increased our cost of goods sold by approximately $95 million in the first nine months of 2005 (approximately $57 million related to steel increases). Note that steel price increases primarily relate to our Forgings Operations within the Chassis segment, while the remaining increases are spread across all of our other businesses and are related to numerous raw material increases such as molybdenum and casting components we purchase. However, we were able to offset almost all of this increase through negotiated or contractual price recovery from our customers; cost reductions and a decrease in our annual productivity/price reductions given to our customers; scrap sales; and steel resourcing efforts. Our ability to offset increases in raw material on a going forward basis is not guaranteed.

Our strategy is centered on growth through new business awards and selected strategic acquisitions. We have a significant new project backlog and have completed several recent acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns. In order to finance a large portion of this activity, we incurred significant new debt. As such, we have substantial leverage and are constrained by various covenant limitations (see “Debt, Capitalization and Available Financing Sources” for more details surrounding these covenants). As we continue to invest in the resources to produce the products in our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through “Adjusted EBITDA.” See the discussion below in “Key Indicators of Performance (Non-GAAP Financial Measures)” for further explanation) and working capital and fixed asset efficiency to assess our ability to favorably finance our new business backlog.

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

The following is a reconciliation of our Adjusted EBITDA to net loss for the three and nine months ended October 2, 2005 and October 3, 2004:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In thousands)
Net loss	$(15,230)	$(17,370)	$(18,670)	$(25,790)
Income tax benefit	(9,810)	(11,860)	(10,260)	(11,730)
Interest expense	22,550	21,740	66,930	61,490
Depreciation and amortization in operating profit	34,880	31,360	101,500	95,360
Non-cash stock award expense	—	130	—	600
Preferred stock dividend	5,770	4,860	16,800	13,830
Gain on maturity of interest rate arrangements	—	—	—	(6,590)
Loss on disposition of manufacturing facilities	—	—	—	7,600
Equity income from affiliates, net	(60)	(760)	(1,640)	(5,200)
Certain items within other, net(1)	3,910	1,430	9,740	5,250
Adjusted EBITDA	$42,010	$29,530	$164,400	$134,820

(1)          Reconciliation of Other Expense:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In thousands)
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$3,910	$1,430	$9,740	$5,250
Items included in Adjusted EBITDA (includes foreign currency, royalties and interest income)	(400)	40	(1,840)	(360)
Total other, net	$3,510	$1,470	$7,900	$4,890

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In thousands)
Restructuring charges	$(200)	$(220)	$(1,880)	$(1,930)
Fixed asset losses	(1,960)	(790)	(2,850)	(1,540)
Foreign currency gains (losses)	70	160	150	(560)
Independent investigation fees	—	(8,600)	—	(15,030)
Post retirement medical curtailment gain and elimination of certain plan benefits	3,540	—	9,610	1,980

Results of Operations

As a result of our reorganization of the Company’s structure in the first quarter of 2005, the prior year amounts have been restated to reflect these changes for comparison purposes.

Quarter Ended October 2, 2005 versus October 3, 2004

Net Sales.   Net sales by segment and in total for the three months ended October 2, 2005 and October 3, 2004 were:

	Three Months Ended	Three Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$296,940	$290,370
Powertrain Segment	215,730	211,310
Total Company	$512,670	$501,680

Our third quarter 2005 net sales were $513 million versus third quarter 2004 net sales of $502 million. The primary driver of the approximate $11.0 million increase in our 2005 sales was approximately $19 million in new business resulting from new product launches and ramp up of existing programs. The ramp up of several product lines (primarily the DaimlerChrysler LX and WK vehicle platforms) within our Chassis segment contributed $8 million to the increase in the segment. The Powertrain Group contributed $11 million in new business from new product launches and ramp up of existing programs. However these gains were fully offset through lost business of approximately $20 million from programs going out of production and price reductions granted to our end customers. Price increases to reflect the rising cost of raw materials resulted in an approximate $21 million increase in sales while foreign exchange movements provided a $1 million benefit during the quarter. The remaining change in our net sales is primarily explained by the 1.3% decrease in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler) during the third quarter of 2005 as well as a reduction of approximately five production days during the quarter versus the prior year. The specific sales differences are further explained in the segment information section.

Gross Profit.   Gross profit by segment and in total for the three months ended October 2, 2005 and October 3, 2004 were:

	Three Months Ended	Three Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$15,380	$14,760
Powertrain Segment	23,480	24,460
Corporate/centralized resources	590	(5,040)
Total Company	$39,450	$34,180

Our gross profit was $39.5 million or 7.7% of net sales for 2005 compared to $34.2 million or 6.8% of net sales for 2004. Of the $3.5 million benefit that we experienced in the quarter related to our decision to discontinue post retirement medical benefits for salaried and non-union hourly employees, approximately $3.2 million benefited gross profit while the remaining $0.4 million benefit was recorded in selling, general and administrative expenses. However, offsetting this $3.2 million benefit to gross profits, 2005 results were negatively affected by two non-cash adjustments: an approximate $2 million loss related to fixed asset disposals and an approximate $3.5 million increase in depreciation and amortization expense.

The resulting improvement in third quarter 2005 performance primarily relates to profitability enhancement in the business, including cost reductions and improved pricing agreements with customers to recapture raw material cost increases.

Selling, General and Administrative.   Selling, general and administrative expenses were $32.5 million, or 6.3% of net sales, for the third quarter of 2005 compared to $35.9 million, or 7.2% of sales, for the third quarter of 2004. The $3.4 million decrease from 2004 to 2005 is primarily the result of the following:

(In thousands)
Quarter Ended October 2, 2005 versus October 3, 2004 Benefit (Cost)
Independent investigation fees(1)	$8,600
Post retirement medical curtailment gain and elimination of certain plan benefits(2)	390
Increase in incentive compensation in 2005(3)	(4,500)
Increase in accounts receivable securitization facility fees(4)	(240)

Notes:

(1)                 The independent investigation was completed in 2004.

(2)                 Represents curtailment and other gains related to the elimination of post retirement medical and life insurance benefits. Note that the remaining $3.2 million of curtailment gain was recognized above in Gross Profit.

(3)                 Due to operating environment and effect of the independent accounting investigation in 2004, management bonuses were reduced approximately $4.5 million in the third quarter of 2004.

(4)                 Represents legal and audit fees not capitalized in conjunction with the new accounts receivable securitization facility. See also Note 3 included in the notes to the financial statements contained herein.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the three months ended October 2, 2005 and October 3, 2004 was:

	Three Months Ended	Three Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$19,420	$17,180
Powertrain Segment	13,180	10,800
Corporate/centralized resources	2,280	3,380
Total Company	$34,880	$31,360

The net increase in depreciation and amortization of approximately $3.5 million is principally explained by capital spending exceeding our depreciation expense over the past several years. Thus, the additional capital spending accounts for the increase in depreciation expense.

Restructuring Charges.   We incurred $0.2 million of restructuring charges in each of the third quarters of 2005 and 2004. The third quarter of 2005 charges are primarily as a result of headcount reductions related to the consolidations of our operations into two segments. Net restructuring activity in the third quarter of 2005 is as follows:

Severance
Accrued Costs
(In thousands)
Balance July 3, 2005	$2,360
Charges to expense	200
Cash payments	(1,090)
Balance at October 2, 2005	$1,470

Operating Profit.   Operating profit was $6.7 million, or 1.3% of sales, for the third quarter of 2005 compared to an operating loss of $1.9 million, or (0.4)% of sales, for the same period in 2004. This $8.6 million increase is principally explained by the factors discussed above, including additional sales volumes, expenses surrounding the 2004 independent investigation, the post retirement curtailment gain and other changes in our selling, general and administrative expenses. Operating profit by segment for the three months ended October 2, 2005 and October 3, 2004 is as follows:

	Three Months Ended	Three Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$3,190	$2,630
Powertrain Segment	10,390	10,860
Corporate/centralized resources	(6,850)	(15,410)
Total Company	$6,730	$(1,920)

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $42.0 million in the third quarter of 2005 from $29.5 million during the same period in 2004. The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in “Segment Information” below, we provide a reconciliation between Adjusted EBITDA and operating profit.

	Three Months Ended	Three Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$22,610	$19,810
Powertrain Segment	23,570	21,660
Corporate/centralized resources	(4,170)	(11,940)
Total Company	$42,010	$29,530
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(200)	$(220)
Fixed asset disposal losses	(1,960)	(790)
Foreign currency gains	70	160
Independent investigation fees	—	(8,600)
Post retirement medical curtailment gain and elimination of certain plan benefits	3,540	—

Interest Expense.   Interest expense increased from $21.7 million in the third quarter of 2004 to approximately $22.6 million in 2005. The increase is principally due to average interest rates that are approximately 2.2% higher on our term loan and revolving credit facility borrowings during the third quarter of 2005 versus the prior year.

Equity Income from Affiliates.   Equity income from affiliates was $0.1 million in the third quarter of 2005 versus $0.8 million in 2004. The $0.7 million decrease versus our third quarter 2004 income is primarily due to the sale of our interest in Saturn Electronics & Engineering, Inc. in December 2004 and the sale of a portion of our investment in TriMas to Masco Corporation in November 2004, as well as the operating performance of TriMas in the third quarter of 2005 versus the same period in 2004.

Other, Net.   Other, net was a loss of $3.5 million in the third quarter of 2005 versus a loss of $1.5 million in the third quarter of 2004. This increase in the loss is due primarily to an increase in fees associated with our accounts receivable securitization program.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $0.3 million in 2005) were $5.8 million in the third quarter of 2005 as compared to $4.9 million for the same period in 2004. This increase is due to compounding interest on unpaid dividends.

Taxes.   The provision for income taxes for the third quarter of 2005 was a benefit of $9.8 million as compared with a benefit of $11.9 million for the third quarter of 2004. Due to the relationship of U.S. losses to non-U.S. income, the net consolidated effective tax rate differs significantly from a customary tax rate. In the second quarter of 2005, the U.S. effective tax rate was 32% and the foreign effective tax rate was 18% compared to a U.S. effective tax rate of 33% and a foreign effective rate of 37% in the third quarter of the prior year. The primary reasons for the Company’s effective tax rate being different from the statutory rate of 35% are non-deductible preferred stock dividends, foreign statutory rates lower than the U.S. rate, benefit recognized for unanticipated utilization of foreign net operating loss and the inclusion of a provision for unremitted earnings of a foreign subsidiary under APB No. 23.

Segment Information.

Chassis Segment.   Sales for our Chassis Segment increased in the third quarter of 2005 to $297 million versus $290 million in the prior period. The primary driver of the approximate $6.6 million increase in sales is the addition of approximately $8 million in additional volume primarily related to the DaimlerChrysler LX and WK vehicle platforms. Additionally, there was an increase of approximately $15 million in programs going out of production and price reductions granted to our customers, but this was offset by approximately $16 million in sales increases to our customers associated with the recovery of material costs increases and approximately $3 million in additional sales from a facility that was transferred from the Powertrain Group. The remaining decrease in sales is primarily attributable to five less production days in our third quarter of 2005 versus 2004 and the 1.3% reduction in North American vehicle production by our Big Three customers (Ford, General Motors and DaimlerChrysler).

The 2005 third quarter Adjusted EBITDA for the segment increased to $22.6 million versus $19.8 million in the third quarter of 2004 driven primarily by cost reductions of $3.3 million in excess of lost business and productivity offered our customers. We additionally benefited through the recovery of $4.1 million related to claims recovered from a customer of which $1 million related to costs expensed in prior periods. Offsetting these benefits was a $1.9 million unfavorable change in our product mix and a $0.8 million increase in fixed asset losses. Operating profit increased by only $0.1 million in the third quarter of 2005 primarily due to an increase of $2.2 million in depreciation and amortization expense.

	Three Months Ended	Three Months Ended
	October 2, 2005	October 3, 2004
Chassis Segment	(In thousands)
Sales	$296,940	$290,370
Operating profit	$3,190	$2,630
Depreciation and amortization	19,420	17,180
Adjusted EBITDA	$22,610	$19,810
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(40)	$(80)
Fixed asset gains (losses)	(570)	220

Powertrain Segment.   Sales for our Powertrain segment were $216 million in the third quarter of 2005 versus $211 million in 2004. Net sales increased approximately $4.4 million due to an approximate $11 million increase from existing customers and products launched in 2005 as well as an approximate $1 million increase associated with changes in foreign exchange rates. In addition, there were approximately $5 million in sales increases associated with the recovery of raw material costs from our customers. This was offset by approximately $3 million related to transferring a facility to the Chassis group in January 2005 and approximately $5 million in programs going out of production and price reductions granted to our customers. The remaining decrease in sales is primarily attributable to five less production days in our third quarter of 2005 versus 2004 and the 1.3% reduction in North American vehicle production by our Big Three customers (Ford, General Motors and DaimlerChrysler).

Adjusted EBITDA for the segment increased to $23.6 million versus $22 million in the prior year. The increase is principally due to the incremental profit on the sales volume increase noted above and cost reductions in the business outpacing cost increases. Operating profit decreased by $0.5 million in the third quarter of 2005 primarily due to an increase of $2.4 million in depreciation and amortization expense in 2005.

	Three Months Ended	Three Months Ended
Powertrain Segment	October 2, 2005	October 3, 2004
	(In thousands)
Sales	$215,730	$211,310
Operating profit	$10,390	$10,860
Depreciation and amortization	13,180	10,800
Adjusted EBITDA	$23,570	$21,660
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(90)	$(60)
Fixed asset losses	(880)	(730)

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $4.2 million in the third quarter of 2005 versus a loss of $11.9 million in the same period in 2004. The most significant factor in this reduction is the $8.6 million spent in 2004 related to the independent investigation. The remaining change primarily reflects two offsetting factors: a $3.5 million gain in 2005 related to a post retirement medical curtailment and a $4.5 million reduction in 2004 incentive compensation (management bonus was reduced in third quarter of 2004 to reflect market environment). The operating loss declined by $8.6 million in 2005 due to the factors discussed above and a decrease of approximately $1.1 million in 2005 depreciation and amortization expense.

	Three Months Ended	Three Months Ended
Corporate/Centralized Resources	October 2, 2005	October 3, 2004
	(In thousands)
Operating profit	$(6,850)	$(15,410)
Non-cash stock award expense	—	130
Depreciation and amortization	2,280	3,380
Other, net	400	(40)
Adjusted EBITDA	$(4,170)	$(11,940)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(70)	$(80)
Fixed asset losses	(510)	(280)
Independent investigation fees	—	(8,600)
Post retirement medical curtailment gain and elimination of certain plan benefits	3,540	—
Foreign currency gains(1)	70	160

(1)                Only included in Adjusted EBITDA.

Nine Months Ended October 2, 2005 versus October 3, 2004

Net Sales.   Net sales by segment and in total for the nine months ended October 2, 2005 and October 3, 2004 were:

	Nine Months Ended	Nine Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$984,830	$859,450
Powertrain Segment	695,710	645,260
Total Company	$1,680,540	$1,504,710

Net sales for the first nine months of 2005 were $1,681 million versus $1,505 million for the first nine months of 2004. The primary driver of the increase in our 2005 sales was $173 million in new business resulting from new product launches and ramp up of existing programs. Offsetting this increase was approximately $73 million in programs going out of production and price reductions granted to our customers. In addition, we had approximately $86 million increase in sales associated with material cost recovery from customers as well as a $9 million increase from changes in foreign exchange rates. However, these increases were partially offset by approximately a $4 million decrease related to our divestiture of two aluminum die casting facilities in the first quarter of 2004. The specific sales differences are further explained in the segment information section. The remaining change in sales primarily relates to the effect of the 5.5% decrease in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler).

Gross Profit.   Gross profit by segment and in total for the nine months ended October 2, 2005 and October 3, 2004 were:

	Nine Months Ended	Nine Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$63,470	$67,140
Powertrain Segment	94,440	84,370
Corporate/centralized resources	(2,670)	(12,730)
Total Company	$155,240	$138,780

Our gross profit was $155.2 million or 9.2% of net sales for 2005 compared to $138.8 million or 9.2% of net sales for 2004. The increase of $16.5 million was primarily due to the sales increase discussed above.

There were three other offsetting factors affecting gross margin in the first nine months. The first factor which reduced gross margin in 2005 was a $1.3 million increase in fixed asset losses. The second factor reducing 2005 gross margin relates to a $6.1 million increase in depreciation and amortization expense. Both of these factors, however, were offset by the approximate $6.4 million of a benefit in gross profit relating to our decision to discontinue certain retirement medical benefits.

Selling, General and Administrative.   Selling, general and administrative expenses were $92.3 million, or 5.4% of net sales, for 2005 compared to $98.4 million, or 6.5% of sales, in 2004. The $6.1 million decrease from 2004 to 2005 is primarily the result of the following:

Nine Months Ended October 2, 2005 versus October 3, 2004 Benefit (Cost)	(In thousands)
Independent investigation fees(1)	$15,030
Post retirement medical curtailment gain and elimination of certain plan benefits(2)	770
Increase in incentive compensation in 2005(3)	(4,500)
Increase in accounts receivable securitization facility fees(4)	(880)

Notes:

(1)                 The independent investigation was completed in 2004.

(2)                 Represents curtailment and other gains related to the elimination of post retirement medical and life insurance benefits. Note that the remaining $6.4 million of curtailment gain was recognized above in Gross Profit.

(3)                 Due to operating environment and effect of the independent accounting investigation in 2004, management bonuses were reduced approximately $4.5 million in the third quarter of 2004.

(4)                 Represents legal and audit fees not capitalized in conjunction with the new accounts receivable securitization facility. See also Note 3 included in the notes to the financial statements contained herein.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the nine months ended October 2, 2005 and October 3, 2004 was:

	Nine Months Ended	Nine Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$56,780	$51,480
Powertrain Segment	38,000	35,940
Corporate/centralized resources	6,720	7,940
Total Company	$101,500	$95,360

The net increase in depreciation and amortization of approximately $6 million is principally explained by capital spending exceeding our depreciation expense over the past several years. Thus, the additional capital spending accounts for the increase in depreciation expense.

Restructuring Charges.   Restructuring charges of $1.9 million in the first nine months of 2005 were essentially unchanged when compared to the same period in 2004. The 2005 charges are primarily as a result of headcount reductions related to the consolidation of our operations into two segments. Net restructuring activity in the first nine months of 2005 is as follows:

Severance Costs
(In thousands)
Balance January 2, 2005	$3,930
Charges to expense	1,880
Cash payments	(4,340)
Balance at October 2, 2005	$1,470

Business Disposition.   In connection with our sale of two aluminum die casting facilities in our former Driveline segment, we incurred a $7.6 million charge in the first nine months of 2004. This charge represents approximately a book value of $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

Operating Profit.   Operating profit increased from $30.9 million in 2004 to $61.1 million in 2005. The makeup of the components of the increased operating profit performance are explained above in gross margin, selling, general and administrative expense, depreciation and amortization, restructuring and business disposition discussions. Operating profit by segment for the nine months ended October 2, 2005 and October 3, 2004 is as follows:

	Nine Months Ended	Nine Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$24,700	$29,270
Powertrain Segment	53,390	36,000
Corporate/centralized resources	(17,030)	(34,370)
Total Company	$61,060	$30,900

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $164.4 million in the first nine months of 2005 from $134.8 million during the same period in 2004. The primary drivers of this increase are explained above in the operating profit and depreciation and amortization discussions, and will be further detailed in the segment detail that follows. Additionally, in “Segment Information” below, we provide a reconciliation between Adjusted EBITDA and operating profit.

	Nine Months Ended	Nine Months Ended
Segment	October 2, 2005	October 3, 2004
	(In thousands)
Chassis Segment	$81,480	$80,750
Powertrain Segment	91,390	79,550
Corporate/centralized resources	(8,470)	(25,480)
Total Company	$164,400	$134,820
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(1,880)	$(1,930)
Fixed asset disposal losses	(2,850)	(1,540)
Foreign currency gains (losses)	420	(560)
Independent investigation fees	—	(15,030)
Post retirement medical curtailment gain and elimination of certain plan benefits	9,610	1,980

Interest Expense.   Interest expense increased from $61.5 million in the first nine months of 2004 to approximately $66.9 million in 2005. The increase is principally due to average interest rates that are approximately 2% higher on our term loan and revolving credit facility borrowings during the first nine months of 2005 versus the prior year.

Equity Income from Affiliates.   Equity income from affiliates was $1.6 million in the first nine months of 2005. This represents a decrease versus income of $5.2 million during the same period of 2004 and is due to the sale of our interest in Saturn Electronics & Engineering, Inc. in December 2004 and the sale of a portion of our investment in TriMas to Masco Corporation in November 2004.

Other, Net.   Other, net was a loss of $7.9 million in the first nine months of 2005 versus a loss of $4.9 million in the first nine months of 2004. This increase in the loss is due primarily to an increase in fees associated with our accounts receivable securitization program and the recording of a $1.2 million gain recognized on the disposition of a joint venture in Korea in the second quarter of 2004.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $0.8 million and $0.2 million in 2005 and 2004, respectively) were $16.8 million in the first nine months of 2005 as compared to $13.8 million for the same period in 2004. This increase is due to compounding interest on unpaid dividends.

Taxes.   The provision for income taxes for the first nine months of 2005 was a benefit of $10.3 million as compared with a benefit of $11.7 million for the same period of 2004. Due to the relationship of U.S. losses to non-U.S. income, the net consolidated effective tax rate differs significantly from a customary tax rate. For the first nine months of 2005, the U.S. effective tax rate was 29% and the foreign effective tax rate was 26% compared to a U.S. effective tax rate of 33% and a foreign effective tax rate of 37% for the first nine months of 2004. The primary reasons for the Company’s effective tax rate being different from the statutory rate of 35% are non-deductible preferred stock dividends, foreign statutory rates lower than the U.S. rate, benefit recognized for unanticipated utilization of foreign net operating loss and the inclusion of a provision for unremitted earnings of a foreign subsidiary under APB No. 23.

Segment Information.

Chassis Segment.   Sales for our Chassis Segment increased in the first nine months of 2005 to $985 million versus $859 million in the prior period. The primary driver of the approximate $125.4 million increase in sales is the addition of approximately $112 million in net additional volume during the first nine months of 2005 driven by sales increases for several DaimlerChrysler vehicle platforms such as the LX and WK. Offsetting this increase was approximately $58 million in programs going out of production and price reductions granted to our customers. Additionally, there were approximately $63 million in sales increases to our customers associated with the recovery of approximately $75 million in material costs increases, approximately $10 million in additional sales from a facility that was transferred from the Powertrain Group and a $4 million increase from the change in foreign exchange rates. The remaining sales difference is principally explained by the 5.5% reduction in North American vehicle production from our three largest customers (Ford, General Motors and DaimlerChrysler).

Adjusted EBITDA for the segment increased from $80.7 million in the first nine months of 2004 to $81.5 million in 2005. Incremental profit from the additional revenue of approximately $11 million and cost reductions in the business of approximately $20 million were essentially offset by not passing through approximately $11 million of raw material costs increases and the loss of approximately $16 million in profit from lost/attrition business and other economic cost increases in our business (such as healthcare, wages, etc.). Operating profit decreased by $4.6 million in the first nine months of 2005 due to the above factors as well as an increase of $5.3 million in depreciation and amortization expense and a $1.8 million increase in fixed asset losses.

	Nine Months Ended	Nine Months Ended
Chassis Segment	October 2, 2005	October 3, 2004
	(In thousands)
Sales	$984,830	$859,450
Operating profit	$24,700	$29,270
Depreciation and amortization	56,780	51,480
Adjusted EBITDA	$81,480	$80,750
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(310)	$(1,170)
Fixed asset gains (losses)	(1,010)	770

Powertrain Segment.   Sales for our Powertrain segment were $696 million in the first nine months of 2005 versus $645 million in 2004. The primary driver of the approximate $50.5 million increase in sales is the addition of approximately $60 million in additional volume during the first nine months of 2005. Offsetting this increase was approximately $16 million in programs going out of production, approximately $10 million related to transferring a facility to the Chassis group in January 2005 and price reductions granted to our customers. In addition, there were approximately $21 million in sales increases associated with the recovery of higher material costs from our customers as well as approximately a $5 million benefit in foreign exchange fluctuations. This was offset by approximately $4 million related to the divestiture of two aluminum die casting facilities in January 2004.

Adjusted EBITDA for the segment increased to $91.4 million versus $79.5 million in the prior year. The increase is principally due to the incremental profit on the sales volume increase noted above and cost reductions achieved in the business in excess of cost increases. Operating profit increased from $36.0 million in 2004 to $53.4 million in 2005. In addition to the factors discussed above influencing Adjusted EBITDA, the increase in 2005 is primarily attributable to a $7.6 million charge in the first nine months of 2004 in connection with the disposition of two manufacturing facilities, offset by an increase of $2.1 million in 2005 depreciation and amortization expense.

	Nine Months Ended	Nine Months Ended
Powertrain Segment	October 2, 2005	October 3, 2004
	(In thousands)
Sales	$695,710	$645,260
Operating profit	$53,390	$36,000
Asset impairment	—	7,600
Depreciation and amortization	38,000	35,940
Adjusted EBITDA	$91,390	$79,540
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(230)	$(140)
Fixed asset losses	(1,250)	(1,100)

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $8.5 million in the first nine months of 2005 versus a loss of $25.5 million in same period in 2004. This decrease in expense is primarily attributable to the $15 million of independent investigation fees incurred in the first nine months of 2004 and an increase of approximately $8 million in increased benefits relating to actions taken surrounding our post retirement medical and pension benefits ($9.6 million gain in 2005 versus a $2 million gain in 2004). The net remaining increase in expense is principally explained by an approximate $4.5 million reduction in incentive compensation in 2004 versus 2005. Operating profit increased by $17.3 million in 2005 due to the factors discussed above.

	Nine Months Ended	Nine Months Ended
Corporate/Centralized Resources	October 2, 2005	October 3, 2004
	(In thousands)
Operating loss	$(17,030)	$(34,370)
Non-cash stock award expense	—	600
Depreciation and amortization	6,720	7,940
Other, net	1,840	350
Adjusted EBITDA	$(8,470)	$25,480
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(1,340)	$(620)
Fixed asset losses	(590)	(1,210)
Independent investigation fees	—	(15,030)
Post retirement medical curtailment gain and elimination of certain plan benefits	9,610	1,980
Foreign currency gains (losses)(1)	420	(560)

(1)                 Only included in Adjusted EBITDA.

Liquidity and Capital Resources

Overview.   Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility and factoring agreements. As of October 2, 2005, we have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a shutdown by our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at October 2, 2005 collection of approximately $24.2 million of accounts receivable was accelerated under the remaining programs. In addition to the above programs, we continue to collect approximately $22 million per month on an accelerated basis as a result of favorable payment terms that we have negotiated with one of our customers, through an agreement that will expire December 31, 2006. These payments are received on average 20 days after shipment of product to our customer. While the impact of the discontinuance of the accelerated collection programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we continue to examine other alternative programs in the marketplace, as well as enhanced payment terms directly from our customers.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In the first nine months of 2005, we have used our cash primarily to service our debt obligations and to fund our capital expenditure requirements.

Liquidity.   At October 2, 2005, we had approximately $111 million of undrawn and available commitments from our revolving credit facility, accounts receivable securitization facility and $6 million in cash on our balance sheet. Approximately $50 million and $126.6 million were outstanding on our revolving credit facility and accounts receivable securitization facility, respectively, at October 2, 2005. Our access to these two facilities is limited by certain covenant restrictions (see “Debt, Capitalization and Available Financing Sources” for further discussion on our debt covenants), but at October 2, 2005, we could have drawn the entire $111 million remaining undrawn on our revolving credit facility and accounts receivable securitization facility.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of October 2, 2005, we had available approximately $66 million from these commitments, and approximately $47 million of receivables were sold under these programs.

At October 2, 2005, our maximum debt capacity (including amounts drawn under our accounts receivable securitization program) is computed by multiplying our leverage ratio covenant of 5.00 by our bank agreement defined EBITDA of approximately $220.7 million. Thus, our total debt capacity at October 2, 2005 is approximately $1,103 million. Our actual debt plus the accounts receivable securitization at October 2, 2005 approximated $978 million, or approximately $125 million less than our total capacity. However, as discussed above, our revolving credit and accounts receivable securitization availability only amounted to $111 million as of October 2, 2005.

It should be noted that our liquidity at quarter end tends to reflect peak availability due to our natural cash collection cycle. Liquidity in the middle of the month tends to represent our trough liquidity. Over the last twelve months, our trough liquidity has generally ranged between $15 million and $60 million. See “Liquidity Arrangements,” “Leverage; Ability to Service Debt” and “Substantial Restrictions and Covenants” risk factors in the “Other Matters” section.

TriMas Common Stock.   We own 4.8 million shares of TriMas stock, or approximately 24% of the total outstanding shares of TriMas.

Debt, Capitalization and Available Financing Sources.   In December 2004, we obtained an amendment of our credit facility to, among other things, modify certain negative covenants. Under this amendment, the applicable interest rate spreads on our term loan obligations increased from 4.25% to 4.50% over the current London Interbank Offered Rate (“LIBOR”), and our leverage covenant was modified to be less restrictive.

On December 31, 2003, the Company issued $31.7 million of 10% senior subordinated notes due 2014 to DaimlerChrysler. These notes have a carrying amount of $27.4 million as of October 2, 2005. The notes were issued as part of the financing of the New Castle acquisition. The following summarized our outstanding debt as of October 2, 2005 and January 2, 2005:

	October 2, 2005	January 2, 2005
	(In millions)
Senior credit facilities:
Term loan	$350,630	$351,080
Revolving credit facility	50,000	63,540
Total senior credit facility	$400,630	$414,620
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value 31.7 million)	27,390	27,180
Other debt (includes capital lease obligations)	19,430	25,900
Total	$847,450	$867,700
Less current maturities	(8,000)	(12,250)
Long-term debt	$839,450	$855,450

At October 2, 2005, we were contingently liable for standby letters of credit totaling $69.3 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers’ compensation claims.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to cash interest expense coverage ratio to exceed 2.20 through October 2, 2005, increasing to 2.30 for the quarters ending January 1, 2006 and April 2, 2006; and a debt to EBITDA leverage ratio not to exceed 5.00 through October 2, 2005, decreasing to 4.75 for the quarter ending January 1, 2006. We were in compliance with the preceding financial covenants throughout the quarter. In 2006, our interest coverage covenant is 2.30 in the first quarter and gradually increases to 2.50 in the second quarter, 2.65 in the third quarter and 2.75 in the fourth quarter. Our leverage ratio covenant is 4.75 in the fourth quarter of 2005, decreasing to 4.50 in the second quarter of 2006, 4.25 in the third quarter of 2006 and 4.0 in the fourth quarter of 2006. Based on our anticipated EBITDA performance combined with the successful completion of certain debt reducing transactions (including sale-leasebacks and project financing), we anticipate being in covenant compliance over the next four quarters.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for our foreign subsidiaries reporting in local currencies and as a component of income for our foreign subsidiaries using the U.S. dollar as the functional currency. The portion of our other comprehensive loss relating to cumulative translation adjustments was $35.4 million for the nine months ended October 2, 2005 (primarily from changes in the U.S. dollar to the Euro).

As of October 2, 2005, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $28.9 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.9 million. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Risk.   The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At October 2, 2005, approximately $412.1 million of our debt was variable rate debt. A hypothetical 25 bps adverse movement in the interest rate on variable rate debt would affect earnings by approximately $1 million on an annual basis. Approximately $439.7 million of our debt was fixed rate debt at October 3, 2005. A hypothetical 25 bps adverse movement in interest rates would result in a loss in the fair value of this fixed rate debt of approximately $7.3 million.

Off-Balance Sheet Arrangements.   On July 8, 2005, the Company and our wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”), amended and restated our existing accounts receivable financing facility with General Electric Capital Corporation (“GECC”). The terms of the facility that were amended and restated include (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represents the completion of the final step of the multi-step receivables facility modifications initiated on April 29, 2005. Refer also to the Company’s Form 10-Q for the period ended July 3, 2005.

We have entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $4.3 million and $2.1 million for the nine months ended October 2, 2005 and October 3, 2004, respectively, and is included in other expense, net in the Company’s consolidated statement of operations. Prior to April 29, 2005, the Company’s trade accounts receivable of substantially all domestic business operations were sold in connection with JPMorgan Chase Bank, N.A.. At October 2, 2005, total usage and availability under the accounts receivable facility was approximately $126.6 million and $156.9 million, respectively, with $30.3 million available but not utilized. The interest rate was based on LIBOR plus 2.25% at October 3, 2005. In addition, we are required to pay a fee of 0.5% on the unused portion of the facility.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, United Kingdom and Mexico on a non-recourse basis. As of October 2, 2005, we had approximately $66 million available from these commitments, and approximately $47 million of receivables were sold under these programs. We pay a commission to the factoring company plus interest from the date the receivables are sold until the date of customer payment. Commission expense related to these agreements are recorded in other expense, net on the Company’s consolidated statement of operations.

Certain Other Commitments.   We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

Sale-Leaseback Arrangements.   We have engaged in a number of sale-leaseback transactions, including three transactions during the first nine months of 2005. In February 2005, we entered into a sale-leaseback transaction for machinery and equipment with a third party lessor, and received $11.4 million cash as part of this transaction. In April 2005, we entered into a sale-leaseback transaction for machinery and equipment with a third party lessor, and received $4.9 million cash as part of this transaction. We also entered into a sale-leaseback transaction in September 2005 for machinery and equipment with a third party lessor, and received $5.2 million cash as part of this transaction.

In the first quarter of 2004, we entered into two sale-leaseback transactions for machinery and equipment with a third party lessor, and received $11.8 million and $7.2 million cash as part of these two transactions. We also entered into a $65 million sale-leaseback on December 31, 2003, as part of our financing related to the purchase of New Castle. This lease for New Castle equipment is also accounted for as an operating lease and the annual lease expense is approximately $10 million.

We continue to rely on sale-leaseback and other leasing opportunities as a source of cash to finance capital expenditures and for debt reduction and other uses.

Redeemable Preferred Stock.   We have outstanding $175.2 million in aggregate liquidation value ($109.7 million aggregate carrying value) as of October 2, 2005 of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13%, 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid during the nine months ended October 2, 2005. At October 2, 2005, there were unpaid accrued dividends of $56.3 million, resulting in redeemable preferred stock of $166 million. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

TriMas Receivables.   We have recorded approximately $7.8 million consisting of receivables related to certain amounts from TriMas, $4.2 million of which is recorded in equity investments and receivables in affiliates in the Company’s consolidated balance sheet as of October 2, 2005. These amounts include TriMas’ obligations resulting from tax net operating losses created prior to the disposition of TriMas of approximately $2.2 million, pension obligations of approximately $4.3 million, reimbursement due for cash payments made related to post-retirement obligations and various invoices paid on TriMas’ behalf of approximately $0.4 million.

During the third quarter 2005, TriMas agreed to indemnify us for the cost of certain post-retirement benefit plans for retired employees of former operations attributed to TriMas. As a result, as of October 2, 2005, we recorded a $0.9 million receivable due from TriMas as reimbursement for amounts previously paid, a reduction of $4.0 million in our long-term liability for amounts expected to be paid in future periods, a $4.7 million reduction in equity investments in and receivables from affiliates and a reduction in costs of sales of $0.2 million.

Credit Rating.   Metaldyne is rated by Standard & Poor’s and Moody’s Ratings. As of October 2, 2005, we have long-term ratings from Standard & Poor’s and Moody’s of B/B3 on our senior credit facility,

CCC+/Caa1 on our 10% senior notes due 2013 and CCC+/Caa2 on our 11% senior subordinated notes due 2012, respectively. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase, our ability to access certain financial markets may become limited, the perception of the Company in the view of our customers, suppliers and security holders may worsen and as a result, the Company may be adversely affected.

Capital Expenditures.   Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures by product segment for the periods presented were:

	October 2, 2005	October 3, 2004
	(In thousands)
Capital Expenditures:
Chassis	$39,680	$43,900
Powertrain	45,240	59,900
Corporate	110	1,450
Total	$85,030	$105,250

Contractual Cash Obligations.   Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of October 2, 2005.

	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
	(In millions)
Long-term debt	$540	$29	$107	$404	$—
11% Senior subordinated notes due 2012	441	27	55	55	304
10% Senior notes due 2013	275	15	30	30	200
10% Senior subordinated notes due 2014	59	3	7	6	43
Other debt	14	5	1	8	—
Capital lease obligations	8	4	2	1	1
Operating lease obligations	351	57	102	79	113
Purchase obligations(1)	81	65	15	1	—
Redeemable preferred stock, including accrued dividends	457	22	54	72	309
Pension contributions (data available through 2006)	29	23	6	—	—
Contractual severance	2	2	—	—	—
Total contractual obligations(1)	$2,257	$252	$379	$656	$970

(1)                Total purchase obligations and contractual obligations exclude accounts payable and accrued liabilities.

Total contractual obligations at October 2, 2005 include interest expense and preferred stock dividend obligations based on the terms of each agreement or the rate as of October 2, 2005 for variable instruments.

At October 2, 2005, we were contingently liable for standby letters of credit totaling $69.3 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We provide warranties to our customers. As a result of these warranties, we may be responsible for costs associated with a product recall caused by a defect in a part that we manufacture. We continuously monitor potential warranty implications of new and current business.

Cash Flows

Operating activities—Cash flows provided by operations were $82.4 million for the nine months ended October 2, 2005 compared to $92.9 million in 2004. Working capital usage in the first nine months of 2005 declined $24.9 million versus the same period in 2004, but this was more than offset by a $23.9 million decrease in net proceeds from the accounts receivable securitization facility. The remaining drivers of the reduction in operating cash flow during the first nine months of 2005 were a $6.3 million increase in cash interest paid and an approximate $4 million increase in defined benefit plan contributions.

Investing activities—Cash flows used in investing activities totaled $55.5 million for the nine months ended October 2, 2005 compared to $237.1 million in 2004. We acquired the remaining ownership of the New Castle facility in 2004 for approximately $204 million including fees and expenses (net of approximately $14 million in discounts on the $31.7 million subordinated debt and the $64.5 million preferred stock issued to fund the transaction). Offsetting the cost of the New Castle acquisition were proceeds from a sale-leaseback transaction of approximately $65 million on the acquired New Castle equipment.

Excluding the net New Castle acquisition investment of $139 million ($204 million acquisition less $65 million sale leaseback), cash flows used in investing activities for the nine months ended October 2, 2005 decreased by approximately $43 million versus the comparable period in 2004. The key drivers of the decrease include a $20.2 million decrease in capital expenditures, a $14.1 million increase in proceeds from a sale-leaseback transaction and a reduction of $8.0 million in our investment in New Castle resulting from reimbursement relating to equipment purchases. See Note 8, Acquisitions, for additional discussion of the reimbursement.

Financing activities—Cash flows used in financing activities totaled $20.1 million for the nine months ended October 2, 2005 compared with cash flows provided by financing activities of $131.3 million in 2004, or a $151.4 increase in cash used in financing activities in 2005. In 2004, we borrowed an approximate $57 million from our revolving credit facility and issued $82.3 million fair value in new debt and preferred stock to acquire New Castle. Adjusting for the New Castle transaction in 2004, financing cash flows decreased approximately $12 million in 2005, primarily resulting from a reduction in borrowing from our revolving credit facility.

Outlook

Automotive vehicle production in 2005 is expected to be slightly above 2004 production levels in both North America and the global market. However, 2005 NAFTA vehicle production for the “Big 3” is expected to be approximately 5.3% below 2004 production levels. There are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Our anticipated capital expenditures for 2005 is estimated to be approximately $120 million. Capital spending requirements over the last several years has been elevated due to our efforts to transition our business to new technologies, capabilities and geographies. However, in 2006 we expect that capital expenditures will decline and are currently expected to approximate between $65 and $75 million. However, if we are successful in selling our North American forging operations (see Note 17 to our consolidated financial statements contained herein), our 2006 anticipated cash expenditures would reduce to approximately $55 to $70 million.

Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future. However, our sources of liquidity may be inadequate if we are unable to achieve operating targets, which would cause us to seek covenant relief from existing lenders in the near future. In addition, due to an increasingly restrictive covenant structure under our loan agreements affecting future periods, we may need to seek additional covenant relief from our lending group. However, no assurance can be given that we will be successful in negotiating such relief. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. Any debt rating downgrades and/or insolvencies of our largest customers may have an adverse effect on our liquidity as it could adversely impact our ability to borrow under our accounts receivable securitization facility. For example, on November 1, 2005, Moody’s lowered its credit rating of General Motors, one of our largest customers, resulting in a decrease of our borrowing capacity under our accounts receivable securitization facility by approximately $3.0 million. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt, and we may be unable to secure equity or other financing.

Consistent with operating in the global vehicle industry, we anticipate significant competitive pressures and thus expect to face significant price reduction pressures from our customer base. In 2003 and 2004, though, we invested significantly in automation and underwent significant restructuring activities to help accommodate these pricing pressures. In addition, we face an environment of increased cost to procure certain raw materials utilized in our manufacturing processes such as steel, energy, molybdenum and nickel. In general, steel prices have risen since 2003 by as much as 60-100% and have thus created significant tension between steel producers, suppliers and end customers. Based on current prices, the agreements we currently have in place with our customers and cost reduction efforts in our business, we do not anticipate any negative incremental effect of material pricing on our 2005 profitability relative to 2004.

New Accounting Pronouncements

In October 2004, the U.S. government enacted the American Jobs Creation Act of 2004 (“Act”). This Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met. We are currently analyzing the provisions of the Act and the feasibility of several alternative scenarios for the potential repatriation of a portion of the earnings of our non-U.S. subsidiaries. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations and therefore we do not currently anticipate repatriation of earnings under the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 151 for the fiscal year beginning January 2, 2006. We have evaluated this pronouncement and do not believe it will have a significant impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for us at the beginning of our fiscal year 2006. We will then be required to record any compensation expense using the fair value method in connection with option grants to employees after adoption. We are currently reviewing the provisions of this Statement and will adopt it no later than our fiscal year beginning January 2, 2006.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company must adopt the requirements of FIN 47 by December 31, 2005 and we have not yet completed our evaluation of whether FIN 47 will result in the recognition of additional asset retirement obligations for us.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior periods’ financial statements to reflect the change in accounting principle. APB Opinion No. 20 previously required that the impact of most voluntary changes in accounting principles be recognized in the period of the change as a cumulative effect of a change in accounting principle. The provisions of this Statement are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005. We will adopt the provisions of this Statement prospectively to accounting changes made after January 1, 2006.

Other Matters

Fiscal Year

Effective beginning in 2002, our fiscal year ends on the Sunday nearest to December 31.

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company—Safe Harbor Statements

This report contains statements reflecting the Company’s views about its future performance, its financial condition, its markets and many other matters that constitute “forward-looking statements.” These views involve risks and uncertainties that are difficult to predict and may cause the Company’s actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this quarterly report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this quarterly report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

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

To the extent our production volumes have been positively impacted by OEM new vehicle sales incentives, such as 0% financing and cash rebates, these sales incentives may not be sustained or may cease to favorably impact our sales. For example, October 2005 sales for two of our three largest customers declined approximately 26% from prior year results. Throughout the summer of 2005, both of these customers sold new vehicles at below dealer cost, creating increased demand for new vehicle sales. However, these sales incentives have been discontinued, resulting in a decline in new vehicle sales. Any sustained weakening in our sale volume with any of our three largest customers could have a material adverse effect on us.

•       Customer Concentration—Our base of customers is concentrated among original equipment manufacturers in North America, particularly the large automotive manufacturers, and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect us.

Several of our OEM customers have recently announced plans to further consolidate their number of suppliers. A loss of significant business from, or adverse performance by, any of these OEM customers or our significant Tier I and Tier II suppliers serving these OEM customers would be harmful to us and make it more difficult for us to meet our obligations. Delphi Corporation recently filed for protection under Chapter 11 of the U.S. bankruptcy code. Should other of our customers take similar action, we could be adversely affected.

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

•       Increases in Costs Due to Our Supply Base—The loss of a substantial number of our suppliers could negatively affect our financial health and results. In addition, certain of our suppliers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for interrupted supply, unfavorable payment terms and/or higher prices. Specifically, two of our largest suppliers declared bankruptcy in 2004, and we have been forced to renegotiate the terms of certain of our contracts with these suppliers. The additional effects on us from these and other bankruptcies is unknown, but they could result in us paying higher prices, having less favorable payment terms and/or experiencing a disruption in the supply of parts to us or our customers.

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

•       Challenges of Strategic Opportunities—We may selectively pursue strategic opportunities like acquisitions, joint ventures and divestitures but we may not be able to successfully do so or realize the intended benefits of such transactions. We recently announced that we are exploring a possible divestiture of our North American forging business. Our North American Forging Operations is part of our Chassis segment and represents approximately 15% of our total sales.

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

•       International Sales—A growing portion of our revenue may be derived from international sources, which exposes us to certain risks, such as foreign trade restrictions, government embargoes, tariffs, foreign currency risks, expatriation risks and political instability. As part of our business strategy, we intend to expand our international operations through internal growth and acquisitions. For example, we recently announced plans to expand our manufacturing location in South Korea. In addition, we announced that we are currently seeking to divest of our Forging Operations, which, if completed, would have the effect of increasing our percentage of sales derived from our subsidiaries located outside of the United States.

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

•       Implementation of Control Improvements—We have not yet completed implementation of our current plans to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our independent auditors and take other actions to meet our 2007 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

There are few published independent sources for data related to the markets for many of our products. To the extent we are able to obtain or derive data from independent sources, we have done so. In particular, we used a report produced by the Ducker Research Company, Inc. profiling North American Forging, Foundry and Machinery Industries prepared in 2000 for Heartland Industrial Partners, L.P., our largest shareholder. To the extent information in the Ducker Report is dated, we have expressed our belief by extrapolating data from the Ducker Report using other publicly available information about the competitors and products addressed in the Ducker Report. To the extent information is otherwise not obtained or derived from independent sources, we have expressed our belief based on our own internal analyses and estimates of our and our competitors’ products and capabilities. We note that many of the industries in which we compete are characterized by competition among a small number of large suppliers. Industry publications and surveys and forecasts that we have used generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying assumptions or bases for any such information. In general, when we say we are a “leader” or a “leading” manufacturer or make similar statements about ourselves, we are expressing our belief that we formulated principally from our estimates and experiences in, and knowledge of, the markets in which we compete. In some cases, we possess independent data to support our position, but that data may not be sufficient in isolation for us to reach the conclusions that we have reached without our knowledge of our markets and businesses.

In addition to the foregoing, readers of this quarterly report are cautioned that, prior to the filing of the 2003 Form 10-K Report, the Commission provided the Company with comments in the ordinary course on its filings under the Securities Exchange Act of 1934 as amended. The Company believes that it has supplementally or in this report adequately responded to the Staff’s comments on the Company’s filings. However, it is entirely possible that disclosure may change as a result of the Commission’s review of this filing and the Company’s responses to those comments.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 11 “Long-Term Debt” in the notes to the consolidated financial statements for additional information in our 2004 Form 10-K.

ITEM 4.                CONTROLS AND PROCEDURES

In March 2005, KPMG informed the Company that the following items constituted material weaknesses: the extent to which manual journal entries at the plant level were able to be made without appropriate review or supporting documentation; the extent to which manual corporate level adjustments were required in the consolidation and financial reporting/close process; the need to perform regular, detailed account analyses and reconciliations; the need to improve controls to limit access to accounts payable and vendor files; the need to enhance controls related to fixed assets to ensure, among other things, timely asset classifications and the need to develop a process for controlling access to its various information technology systems. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements.

The Company believes that certain of the issues highlighted above are caused in part by the predecessor companies’ previously highly decentralized structure and the integration of their various financial systems, which current management has been addressing over time since the acquisition of the Company in November 2000.

The Company has devoted substantial resources to the improvement and review of its control processes and procedures. The Company has taken actions or considered actions to address concerns and issues referred to above, and will continue taking actions as necessary to further address such concerns and issues, by (1) making personnel and organizational changes; (2) improving communications and internal reporting; (3) simplifying and making consistent various accounting policies and procedures and enhancing related documentation; (4) significantly expanding its training programs for both accounting and non-accounting employees related to accounting matters; (5) increasing management’s focus on internal controls and improving the extent and timing of management oversight in a number of areas; and (6) implementing processes and procedures to reduce manual interventions and adjustments and more appropriately limit access to certain files and systems. The Company’s Audit Committee and its Board of Directors have reviewed the actions undertaken in response to the material weaknesses outlined above and continue to monitor actions to improve control processes and procedures.

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

•       appointed a Director, Sarbanes Oxley Implementation in order to manage the Company’s efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act and have begun the process of identifying required key controls and performing process control evaluations at those significant plant locations;

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

•       improved internal controls over financial reporting at the Company’s European locations by reorganizing the reporting structure and requiring all European plant controllers to report directly to a Senior Finance Director that, in turn, reports directly to the Chief Financial Officer;

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

In addition, the Company is in the process of completing a thorough review of its internal controls, including information technology systems and financial reporting as part of the Company’s preparation for compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. Given the need to fully remedy the internal control weaknesses identified by KPMG, there can be no assurance that the Company will be able to remedy these weaknesses and take other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the required compliance date. The Company must begin to comply with these requirements for its fiscal year ending December 31, 2007.

Disclosure Controls and Procedures

Concurrent with the quarterly review of the Company’s financial statements, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that they will meet their objectives as of October 2, 2005. Consequently, in connection with the preparation of this Quarterly Report, management of the Company undertook and completed reconciliations, analyses and reviews in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles.

PART II.   OTHER INFORMATION

METALDYNE CORPORATION

Items 1, 2 and 5 are not applicable.

Item 6.                        Exhibits.

(A)        Exhibits:

Exhibit 10.17.2	Second Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil.
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metaldyne Corporation
(Registrant)
DATE: November 16, 2005	BY:	/s/ JEFFREY M. STAFEIL
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer and Authorized Signatory)

METALDYNE CORPORATION
EXHIBIT INDEX

Exhibit
Exhibit 10.17.2	Second Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil.
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.