Form 10-K
period 2006-01-01
METALDYNE CORP
filed 2006-04-03
CIK 745448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

Commission file number 1-12068

Metaldyne Corporation

(Formerly known as MascoTech, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	38-2513957
(State of Incorporation)	(I.R.S. Employer Identification No.)
47659 Halyard Drive, Plymouth, Michigan	48170-2429
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 734-207-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par Value	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There is currently no public market for the registrant’s common stock.

Number of shares outstanding of the registrant’s Common Stock at March 15, 2006: 42,844,760, par value $1.00 per share.

Portions of the registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company—Safe Harbor Statements

This report contains statements reflecting the Company’s views about its future performance, its financial condition, its markets and many other matters that constitute “forward-looking statements.” These views involve risks and uncertainties that are difficult to predict and may cause the Company’s actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this annual report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this annual report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K report (“Report”) include general economic conditions in the markets in which we operate and industry-based factors such as:

•       Dependence on automotive industry and industry cyclicality;

•       Customer concentration;

•       Ability to finance capital requirements;

•       Failure to recover increased raw material costs;

•       Increases in costs due to our supply base;

•       Our industries are highly competitive;

•       Liquidity arrangements;

•       Changing technology;

•       Challenges of strategic opportunities;

•       Dependence on key personnel and relationships;

•       Labor stoppages affecting OEMs;

•       Outsourcing trends;

•       International sales;

•       Product liability and warranty claims;

•       Environmental matters;

•       Control by principal stockholder;

•       Terms of stockholder agreement;

•       Leverage; ability to service debt;

•       Substantial restrictions and covenants; and

•       Implementation of control improvements.

In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report such as substantial leverage, substantial capital requirement limitations imposed by our debt instruments, our ability to identify attractive strategic acquisition opportunities and to successfully integrate acquired businesses including actions we have identified as providing cost-saving opportunities.

We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A, “Risk Factors,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations and ability to make payments on the notes.

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

Item 1.                        Business.

Metaldyne Corporation (“Metaldyne” or “the Company”) is a leading global manufacturer of highly engineered metal components for the global light vehicle market. Our products include metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represented approximately 70% of total 2005 sales from continuing operations. On December 1, 2005 we entered into a definitive agreement to sell our North American Forging Operations (“North American Forging” or “Forging Operations”). As a result, the results of operations for the Forging Operations for the current and prior periods have been reported as discontinued operations. In addition the assets and liabilities of the Forging Operations have been reclassified as held for sale in the audited consolidated balance sheet included herein. For purposes of this Report, all discussions will address our continuing operations unless the context otherwise requires.

Our products are sold primarily to both North American and international light vehicle original equipment manufacturers, or OEMs, and Tier I component assemblers and provide content for  approximately 93% of the top 40 NAFTA light vehicles produced in 2005. Tier I component assemblers are direct suppliers to OEMs of integrated modules, such as a complete engine assembly or drivetrain assembly. Our metal forming processes include cold, warm and hot forging, forged and conventional powder metal, tubular fabrications and precision-aluminum die castings. In addition, we perform design, engineering, machining, finishing and assembly functions. At January 1, 2006, we had over 7,000 employees from our continuing operations and more than 30 owned or leased manufacturing facilities worldwide.

In North America, we believe that we have leading market shares in several of our products. We believe we are the largest independent forming company, the second largest independent “machining and assembly” supplier, and one of the largest powder metal manufacturers for light vehicle applications. We believe our scale and combined capabilities represent a significant competitive advantage over our competitors, many of which are smaller and do not have the ability to combine metal forming with machining and sub-assembly capabilities. Our customers include BMW, DaimlerChrysler, Dana, Delphi, Ford, General Motors, Honda, Hyundai, International Truck and Engine, Nissan, Renault, Toyota, TRW and Visteon.

For the year ended January 1, 2006, we market our products into two principal segments: Chassis and Powertrain segments. In January 2005, we reorganized to streamline our operations and cost structure. Our operations were consolidated into two segments: Chassis segment and the Powertrain segment. The Chassis segment consists of our former Chassis operations plus a portion of our former Driveline operations, while the Powertrain segment consists of our former Engine operations combined with the remainder of the former Driveline operations. The prior years’ amounts have been restated to reflect these changes for comparison purposes.

Chassis Segment.   Chassis is a leading supplier of components, modules and systems used in a variety of engineered chassis applications, including wheel-ends, axle shaft, knuckles and mini-corner assemblies. This segment utilizes a variety of processes including hot, warm and cold forging, and machining and assembly. We apply full-service integrated machining and assembly capabilities to an array of chassis components.

Powertrain Segment.   Powertrain is a leading manufacturer of a broad range of engine components, modules and systems, including sintered metal, powder metal, hydraulic controls, precision shafts, forged and tubular fabricated products used for a variety of applications. These applications include balance shaft modules and front cover assemblies. We apply integrated program management to a broad range of engine and transmission applications.

Recent Developments

Divestiture—On March 10, 2006, we completed the divestiture of our Forging Operations. The Forging Operations, which were part of the Chassis segment, generated approximately $358 million of revenue in 2005 and included plants located in Royal Oak, Michigan; Fraser, Michigan; Troy, Michigan; Detroit, Michigan; Minerva, Ohio; Canal Fulton, Ohio and Ft. Wayne, Indiana. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all revenue and expenses of the Forging Operations have been removed from the respective audited consolidated income statement line items and reported separately as discontinued operations. In addition, assets and liabilities of the Forging Operations have been removed from the respective audited consolidated balance sheet line items and reclassified separately as assets and liabilities held for sale. Cash flows generated by the Forging Operations have been removed from the respective audited consolidated cash flow line items and have been separately reported as cash flows from discontinued operations. Refer to Note 20, Discontinued Operations, and Note 31, Subsequent Events, to our audited consolidated financial statements.

Debt Structure—We also entered into an amended and restated credit agreement on February 3, 2006, which provides us with more favorable terms and additional funding on our revolving credit and term loan facilities. Refer to Note 31, Subsequent Events, to our audited consolidated financial statements.

On December 20, 2005, we entered into a delayed senior secured loan facility to finance in part the purchase of specified machinery and equipment. This senior secured loan facility provides for term loans totaling $20 million, of which $10.5 million was drawn as of January 1, 2006 and the remainder of which is available until June 30, 2006 to finance in part the purchase of additional specified machinery and equipment.

New Accounts Receivable Securitization Facility—In July 2005, our wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”) executed a new accounts receivable financing facility with General Electric Capital Corporation (“GECC”). The new facility provided more favorable terms including increased program availability up to approximately $175 million. This facility matures July 8, 2010.

Market Opportunities and Growth Strategies

In order to reduce costs and consolidate volume with full scale suppliers, we believe OEMs and Tier I suppliers will continue to seek to outsource the design, manufacture and assembly of fully integrated, modular assemblies of metal parts in engine, transmission and chassis. We believe that the following favorable market factors have driven and will continue to drive the domestic OEM’s desire to continue outsourcing:

•       in many cases, full-scale suppliers have lower production costs than OEMs and are able to provide significant cost reduction opportunities;

•       OEMs are consolidating their supply base among global, full service suppliers capable of meeting the OEM’s needs uniformly across their geographic production base; and

•       emissions, fuel economy and customer preferences are driving the design of a new generation of components for engine, transmission and chassis applications to increase efficiency and performance and to reduce weight.

Our strategy is to take advantage of our leading market position in the manufacture of highly engineered metal components to (i) expand our leadership as a supplier of high-quality, low-cost metal formed components, and (ii) become one of the leading suppliers of high-quality low-cost metal formed assemblies and modules, to the global light vehicle industry. Key elements of our strategy include the following:

•       Focus on Full-Service, Integrated Supply Opportunities. By offering a full complement of metal solutions, we believe we provide OEMs with “one-stop” shopping to optimize weight, cost, stress, durability, fatigue resistance and other metal component attributes of products. We believe that our capabilities in engineering, design, machining and assembly position us to capture a greater share of the “value chain” and deliver to customers finished assemblies and modules rather than independent parts. Currently, OEMs satisfy a significant portion of their metal forming and assembly requirements with in-house production and assembly of purchased components. We believe that, as OEMs seek to outsource the design and manufacture of parts, they will choose suppliers with expertise in multiple metal processing technologies and the ability to design, engineer and assemble components rather than supply independent parts. We believe that it is widely accepted within our industry that OEM’s and Tier 1 suppliers will continue to seek to outsource the design, manufacture and assembly of metal parts in engine, transmission and chassis. For example, the principal purpose of our recent acquisition of the New Castle, Indiana facility from DaimlerChrysler was to allow DaimlerChrysler to outsource to us items previously manufactured in-house. We intend to enhance our strengths in forged steel, powder metal and precision-aluminum die cast components by adding additional engineering design and machining and assembly capabilities.

•       Increase Content per Vehicle. We are aggressively pursuing new business opportunities to supply a large portion of value-added content utilizing our integrated capabilities. These opportunities can result in significant increases in content per vehicle on related programs. For example, where we used to produce and sell a knuckle for approximately $24 per unit, we now have been awarded a knuckle assembly for approximately $37 per unit on the future model of this same vehicle.

In 2005, our content per vehicle in North America was approximately $115 and we expect to materially increase our content per vehicle as a result of new business awards that we are pursuing. Prior to our acquisitions of Simpson Industries in late 2000 and GMTI in early 2001, we primarily marketed single components, such as individual gears or shafts. As a result of these acquisitions and significant additional investment in our engineering and design groups, we have enhanced our capabilities in process technology which allows us to make entire sub assemblies and modules that may, for example, be composed of many component gears or shafts. We have been actively marketing these increased capabilities over the last several years and have been successful in increasing our content on future Powertrain and Chassis platforms.

•       Leverage Our Engineering, Design and Information Technology Capabilities. We believe that in order to effectively develop total metal component and assembly solutions, research, development and design elements must be integrated with product fabrication, machining, finishing and assembly. We believe that our scale and product line relative to most of our competitors enable us to efficiently invest in engineering, design and information capabilities. For example, we designed and developed a front engine module that integrates multiple components into one fully tested end item that increased the products’ performance and durability while reducing noise/vibration effects and overall system costs.

•       Pursue Strategic Combinations and Global Expansion Opportunities. We plan to continue to evaluate acquisition opportunities that strategically expand our metal and process capabilities and contribute to our geographic diversity and market share. Our ability to execute this strategy may be limited by restrictions within our credit agreement.

Operating Segments

The following table sets forth for the three years ended January 1, 2006, January 2, 2005 and December 28, 2003, the net sales, operating profit and Adjusted EBITDA from continuing operations, and net assets for the two years ended January 1, 2006 and January 2, 2005, including assets held for sale for our operating segments.

	Net Sales (In thousands)
	2005	2004	2003
Chassis	$1,000,712	$861,936	$370,052
Powertrain	886,227	833,235	806,410
Total sales	$1,886,939	$1,695,171	$1,176,462

	Operating Profit (In thousands)
	2005	2004	2003
Chassis	$16,537	$33,513	$19,254
Powertrain	55,196	46,369	26,639
Automotive/centralized resources (“Corporate”)	(24,176)	(48,341)	(39,678)
Total operating profit	$47,557	$31,541	$6,215

	Adjusted EBITDA(1) (In thousands)
	2005	2004	2003
Chassis	$68,206	$78,377	$42,004
Powertrain	106,518	103,075	79,535
Automotive/centralized resources (“Corporate”)	(13,359)	(35,926)	(28,303)
Total Adjusted EBITDA	$161,365	$145,526	$93,236

	Total Assets (In thousands)
	2005	2004
Chassis	$707,784	$810,621
Powertrain	763,112	723,733
Corporate	259,427	356,205
Assets held for sale	116,612	304,205
Total	$1,846,935	$2,194,764

(1)          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a complete reconciliation of Adjusted EBITDA to net loss. Adjusted EBITDA is defined as income (loss) from continuing operations and before interest, taxes, depreciation, amortization, asset impairments, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing, our management analyzes these costs to evaluate underlying business performance. Caution must be exercised in analyzing these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

Our two segments seek to provide innovative, cost-effective solutions by using a range of metals and processes. By having a range of metals and processes, we are not committed to a single solution and we are able to optimize the range of functionality, durability, quality, cost and weight for our customers. Various metals and processes that we utilize are described below:

Forging. Although our North American Forging operations were divested on March 10, 2006 (see Note 31, Subsequent Events, to the audited consolidated financial statements), we still retain an integrated forging and machining operation in our European operations. This business is part of our Chassis segment. Our European operations offer expertise in all forging processes, including hot, warm and cold forging. We have state-of-the-art machines that forge concentric parts using the full range of carbon and alloy steels into finished shapes at rates from 40 to 120 pieces per minute. Hot forging processes deliver high-volume products, including transmission and transfer case components such as gear blanks and bearing races, as well as wheel-end components such as wheel hubs and spindles. For parts requiring a higher degree of precision than hot forging, we offer complete warm forging capabilities. Warm forging is ideal for producing complex shapes with desirable grain flow, refined surface finishes and tighter dimensional controls. Some examples of current production include net-formed differential side gear and pinions, CV-Joint races and “spiders” and differential stem pinions. Warm forging eliminates the need for heat treat normalizing, allowing near-net to net-shaped components to be produced without a structural change in the raw material. We are capable of processing 200 million precision cold forged parts annually using low carbon through medium carbon and alloy steels. Examples of precision cold forged components produced with near-net and net tolerances include transmissions, turbine shafts and transfer case shafts with internal and external splines. Our cold forging processes yield products that deliver near-net and net tolerances to minimize additional machining, yet offer enhanced physical properties and a refined surface finish.

Powder Metal.   These operations are part of our Powertrain segment. We manufacture a wide range of both forged powder metal and conventional, processed, powder metal products for the transportation industry. In addition, we believe we have an 80% share of the NAFTA market for forged powder metal engine connecting rods, and we manufacture a full range of conventionally sintered powder metal components, including engine bearing caps, transfer case sprockets, rocker arm fulcrums and torque converter hubs. Certain forged and casted steel processes are being replaced by powder metal technology because of its superior performance, lighter weight and value. By offering tight tolerances plus net and near-net capabilities, our powder metal components can significantly reduce the need for machining.

Tubular Fabrications.   This operation is part of our Powertrain segment. We supply high quality tubular products for exhaust, engine and fuel systems. Our extensive engineering and manufacturing technologies include CNC bending, laser cutting and robotic welding. These capabilities enable us to fabricate a wide range of tubular products, including exhaust manifolds, downpipes, crossover pipes, turbo exhaust tubes, fluid lines and specialty tubular products. The advantages of our tubular fabrications are found in the use of stainless steel versus cast iron, which allow for reductions in weight and heat absorption, while enhancing performance and durability.

Machining and Assembly.   We have machining and assembly operations in both of our segments. We design and manufacture precision-engineered components and modular systems for passenger and sport utility vehicles, light- and heavy-duty trucks and diesel engines. We believe that we provide cost effective, quality assured assemblies and modules that allow the customer to build engines and vehicles faster and more efficiently.

•       Chassis Segment. We produce wheel spindles, steering knuckles and hub assemblies, all of which are key components affecting the smoothness of a driver’s ride and the handling and safety of an automobile. We apply full-service integrated machining and assembly capabilities to metal-based components to provide the customer with value-added complete components, assemblies and modules.

•       Powertrain Segment. We design and manufacture torsional crankshaft dampers, which reduce and eliminate engine and drivetrain noise and vibration. We design, machine and assemble a variety of products including transfer case assemblies, gear machining and assemblies, transmission modules and differential cases. We produce integrated front engine cover assemblies that combine items such as the oil and water pumps. This integrated solution provides OEMs with a simplified process by which to attach the water and oil pumps to the front engine cover subsystem thereby lowering the assembly costs. Modular engine products include oil pumps, balance shaft modules, front engine modular assemblies and water pumps, all of which impact engine durability, reliability and life expectancy.

Customers

In 2005, approximately 60% of our sales from continuing operations were direct to OEMs. Sales to various divisions and subsidiaries of DaimlerChrysler Corporation, Ford Motor Company and General Motor Corporation accounted for a significant portion of our net sales from continuing operations, summarized below. The Company’s acquisition of the New Castle manufacturing operations on December 31, 2003 resulted in a significant increase in sales to DaimlerChrysler in 2004, and subsequently resulted in a decrease as a percentage of total sales to Ford and General Motors. Except for these sales, no material portion of our business is dependent upon any one customer, although we are generally subject to those risks inherent in having a focus on automotive products.

	2005		2004		2003
	$	%	$	%	$	%
Customer	(In millions)
DaimlerChrysler Corporation	$488	25.8%	$436	25.7%	$102	8.7%
Ford Motor Company	228	12.1%	228	13.4%	236	20.1%
General Motors Corporation	122	6.5%	130	7.7%	139	11.8%
Total sales to largest customers	838	44.4%	794	46.8%	477	40.6%
Other net sales	1,049	55.6%	901	53.2%	699	59.4%
Total net sales	$1,887	100.0%	$1,695	100.0%	$1,176	100.0%

We typically pursue new business opportunities that feature long-term, high-volume commitments to produce highly engineered components with extensive machining and assembly requirements that are ready for installation when they reach our customers’ production lines. We work closely with our customers to facilitate meaningful communication that helps our engineers identify product needs and anticipate design development. We distribute and sell our products principally to domestic and transplant OEMs and Tier 1 suppliers in North America, Europe and Asia through our own sales force. In connection with our December 2003 acquisition of New Castle, we entered into a multi-year supply agreement with DaimlerChrysler that provides us with pricing protection on products as of the date of acquisition, and special rights on bidding for additional new business with DaimlerChrysler.

New Business

From January 2003 through December 2005, we received approximately 120 new business awards that support future product programs beginning from 2003 through 2009. The awards extend for up to 10 years, and include metal-formed components, assemblies and modules for OEMs and Tier I customers’ chassis, driveline and engine applications. Based on the sales forecast for our customers, as of January 1, 2006, our forecasted cumulative revenue through 2009 is approximately $528 million of awarded programs and approximately $151 million of programs we have identified as highly probable of being awarded but for which we have not yet received a firm purchase order.

Materials and Supply Arrangements

Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. The primary goods and materials that we procure are iron castings, secondary and processed aluminum, powder metal, forgings, bearings and other components.

We are sensitive to price movements in our raw material supply base and have secured various supply contracts for certain of our major raw material purchases, the majority of which are tied to commodity indexes. Contracts are established based upon an estimated usage amount for the term of the agreement and do not contain volume commitments. We expect 2006 purchases of iron castings to approximate $150 million, steel to approximate $65 million and purchases of aluminum and powder metal (principally Sintered Division) to approximate $100 million and $50 million, respectively.

The automotive industry has historically experienced cost savings from year-over-year decreases in material costs and increased operational efficiency. These cost savings are necessary to enable us, and our competitors, to offer price reductions to our customers and thereby remain competitive with the market. In a typical year, such as 2003, the materials cost savings and operational efficiency savings are offset by customer price reductions so that automotive suppliers maintain consistent operating margins period over period. In 2004 and 2005, however, we incurred increases in our steel costs that we were not able to offset elsewhere with increased productivity or increased end prices from our customers. The effect of commodities and other price increases had an approximate $22 million and $7 million negative impact on our 2005 and 2004 profitability, respectively. We describe the anticipated impact under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

Competition

The major domestic and foreign markets for our products are highly competitive. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with respect to more than a few of our product lines and services. We compete primarily on the basis of product engineering, performance, technology, price and quality of service. Our major U.S. competitors in North America among the Powertrain segment’s products include Eagle Picher, Hillsdale Automotive Division, GKN, Freudenberg-NOK, Palsis, Stackpole, Tesma, Faurecia, Linamar, Visteon, Delphi, American Axle, Benteler and internal “metal-forming” operations at DaimlerChrysler, Ford, General Motors and Toyota. Among our Chassis segment’s products, we compete with a variety of independent suppliers, including Eagle Picher, Hayes Lemmerz, Hillsdale Automotive Division, SMW, TRW and internal “metal-forming” operations at DaimlerChrysler, Ford and General Motors. We may also compete with some of our Tier I customers on occasion in seeking to supply the OEMs. In addition, there are several foreign companies, including Palsis, Mitec, MagnaSteyr and Brockhaus that have niche businesses supplying foreign OEMs. We believe that OEMs are likely to continue to reduce their number of suppliers and develop long term, closer relationships with their remaining suppliers. For many of our products, competitors include suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, various government subsidies.

Employees and Labor Relations

As of January 1, 2006, we employed over 8,000 people, of which approximately 52% were unionized. Excluding our discontinued operations (North American Forging), we employed over 7,000 people, of which approximately 50% were unionized. We do not have national agreements in place with any union, and our facilities are represented by a variety of different union organizations. At such date, approximately 28% of our employees were located outside the U.S. Employee relations have generally been satisfactory.

Our labor contracts expire on dates between June 2006 and March 2011. From time to time, unions such as the United Auto Workers and United Steelworkers of America have sought or may seek to organize at our various facilities. We cannot predict the impact of any further unionization of our workplace.

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

Environmental, Health and Safety Matters

Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. Some of our subsidiaries have been named as potentially responsible parties under the Federal Superfund law or similar state laws at several sites requiring cleanup based on disposal of wastes they generated. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. Our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property, including those properties made the subject of sale-leaseback transactions since late 2000 for which we have provided environmental indemnities to the lessor. We may acquire facilities with both known and unknown environmental conditions. Although we may be entitled to indemnification from the seller or other responsible party for costs incurred as a result of such conditions, we cannot assure you that such indemnity will be satisfied. We may also be held accountable for liabilities associated with former and current properties of our former TriMas businesses, which include two California sites in respect of which TriMas’ subsidiaries have entered into consent decrees with many other co-defendants. We are entitled to indemnification by TriMas for such matters, but there can be no assurance that this indemnity will be satisfied.

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

International Operations

In addition to the United States, we have a global presence with operations in Brazil, Canada, the Czech Republic, France, Germany, India, Italy, Mexico, South Korea, Spain and the United Kingdom. An important element of our strategy is to be able to provide our customers with global capabilities and solutions that can be utilized across their entire geographic production base. Products manufactured outside of the United States include Powertrain and Chassis products. Powertrain products include isolation pulleys, viscous dampers, powder metal connecting rods, valve bodies and transmission modules. Chassis products include various wheel end products such as machined knuckles.

The following table presents our revenues from continuing operations for each of the years ended January 1, 2006, January 2, 2005 and December 28, 2003, and total assets and long lived assets (defined as equity investments and receivables in affiliates, net fixed assets, intangible and other assets and excess of cost over net assets of acquired companies) at each year ended January 1, 2006 and January 2, 2005 by geographic area, attributed to each subsidiary’s continent of domicile. Revenue and net assets from no single foreign country were material to the consolidated revenues and net assets of the Company.

	2005				2004				2003
		Total	Long Lived	Net		Total	Long Lived	Net
	Sales	Assets	Assets	Assets	Sales	Assets	Assets	Assets	Sales
	(In thousands)
United States	$1,386,325	$1,329,141	$1,037,571	$(168,661)	$1,271,047	$1,641,285	$1,115,665	$130,321	$823,188
Europe	$352,651	$386,643	$330,318	$276,813	$334,777	$435,496	$364,266	$313,918	$287,211
Other North America	107,281	90,454	71,187	80,036	71,929	85,690	62,576	70,917	58,171
Other foreign	40,682	40,697	$22,738	31,135	$17,418	32,293	23,447	26,804	7,892
Total foreign	$500,614	$517,794	$424,243	$387,984	$424,124	$553,479	$450,289	$411,639	$353,274

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

Equity Investments and Receivables from Affiliates

We have a fully diluted interest of approximately 24% in the common stock of TriMas Corporation (“TriMas”). A discussion of certain terms of the stock purchase agreement providing for the TriMas divestiture and our shareholders agreement with Heartland and the other investors relating to our continuing interest in TriMas is included in Note 6, Equity Investments and Receivables from Affiliates, and Note 30, Related Party Transactions, to the audited consolidated balance sheets at January 1, 2006 and January 2, 2005.

Access to Company Information

We make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports through our website, www.metaldyne.com. This information is available as soon as reasonably practicable after such material is electronically filed with the U.S. Securities and Exchange Commission.

Item 1A.                Risk Factors.

•       The industries in which we operate depend upon general economic conditions and are highly cyclical.

Our financial performance depends, in large part, on conditions in the cyclical markets that we serve, such as the automotive and light-duty truck industries, and on the U.S. and global economies generally. Our sales to OEMs and Tier I and Tier II suppliers in the automotive and light-and heavy-duty truck industries accounted for virtually all of our net sales in 2005. Tier II suppliers are direct suppliers to Tier I suppliers of integrated modules, such as engine and suspension modules and brake corner modules. Demand for new vehicles fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence and fuel costs. In our largest market, the North American automotive market, reported results from our customers in 2005 reflected higher selling prices than in 2004. However, raw material costs have also been higher resulting in higher sales but lower margins in 2005. There can be no assurance that we will continue to offset such margin pressures in the future.

To the extent our production volumes have been positively impacted by OEM new vehicle sales incentives, such at 0% financing and cash rebates, these sales incentives may not be sustained or may cease to favorably impact our sales. For example, 2005 sales for one of our three largest customers declined approximately 6% from prior year results. Throughout the summer of 2005, this customer sold new vehicles at below dealer cost, creating increased demand for new vehicle sales. However, these sale incentives have been discontinued, resulting in a decline in new vehicle sales. Any sustained weakening in our sales volume with any of our three largest customers could have a material adverse effect on us. In addition, the recent decline in consumer confidence throughout the U.S. and much of the world continues to create uncertainty in our markets. Any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have a material adverse effect on us.

Our sales are also impacted by retail inventory levels and our customers’ production schedules. In the current environment, we cannot predict future automotive production rates and inventory levels and the sustainability of any general economic recovery. In addition, we have experienced historical sales declines during OEMs’ scheduled shutdowns, which usually occur during the third calendar quarter. Continued uncertainty and other unexpected fluctuations may have a material adverse effect upon us.

•       Our base of customers is concentrated and the loss of business from a major customer, the discontinuance of particular vehicle models or a change in auto consumer preferences or regulations could materially adversely affect us.

Because of the relative importance of our largest customers to us and the high degree of concentration of OEMs in the North American automotive industry, our business is exposed to a high degree of risk related to customer concentration. While direct sales to our three largest OEM customers accounted for a large portion of our net sales from continuing operations in 2005, our customers include Tier I and Tier II suppliers, such as Delphi, Dana and Visteon, that serve the large OEMs. Accordingly, while DaimlerChrysler, Ford and General Motors directly accounted for approximately 25.8%, 12.1% and 6.5%, respectively, of our net sales from continuing operations in 2005, we have a material indirect exposure to these and other OEMs due to our significant Tier I and Tier II supplier base. Several of our OEM customers have recently announced plans to further consolidate their number of suppliers. A loss of significant business from, or adverse performance by, any of these OEM customers or our significant Tier I and Tier II suppliers serving these OEM customers would be harmful to us and make it more difficult for us to meet our debt obligations. Delphi and Dana recently filed for protection under Chapter 11 of the U.S. bankruptcy code. Should other of our customers take similar action, we could be adversely affected. Further deterioration of the market share held by the three largest domestic automakers could also impact our revenues. Production cuts at these OEMs could also adversely impact our sales to Tier I and Tier II suppliers. The contracts we have entered into with most of our customers provide for supplying the customers’ annual requirements against a blanket purchase order for certain vehicle models, rather than for manufacturing a specific quantity of products. Most of these purchase orders are terminable at will by the customers. Therefore, the loss of a contract or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse effect on us.

In addition, our sales are influenced by customer preferences and regulatory changes. A significant portion of our sales have been derived from products used in sports utility vehicles, or SUVs, and light trucks, which have been favorable due to their high metal content. Until recently, these vehicles had experienced positive sales trends for several years. There can be no assurance that sales of these vehicles will not continue to decline. In addition, government regulations, including those related to fuel economy, could impact vehicle content and volume and, accordingly, have a material adverse impact on us.

•      We may not be able to manage our business as we might otherwise because of our high degree of leverage.

We have debt that is substantial in relation to our stockholders’ equity and we expect to incur further debt in the future to finance acquisitions. As of January 1, 2006, we had approximately $862 million of outstanding debt. The degree to which we are leveraged will have important consequences, including the following:

•       our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, business development efforts or general corporate purposes may be impaired;

•       a substantial portion of our cash flow from operations will be dedicated to the payment of interest and principal on our indebtedness, thereby reducing the funds available to us for other purposes, including our obligations to pay rent in respect of our significant operating leases;

•       our operations are restricted by our debt instruments, which contain material financial and operating covenants, and those restrictions will limit, among other things, our ability to borrow money in the future for working capital, capital expenditures, acquisitions, rent expense or other purposes;

•       indebtedness under our credit facility and the financing cost associated with our accounts receivable securitization facility are at variable rates of interest, which makes us vulnerable to increases in interest rates;

•       our leverage may place us at a competitive disadvantage as compared with our less leveraged competitors;

•       our substantial degree of leverage will make us more vulnerable in the event of a downturn in general economic conditions or in any of our businesses; and

•       our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited.

Our ability to service our debt and other obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•       Restrictions in our credit facility and other debt limit our ability to take certain actions.

Our credit facility, the indentures governing our 11% senior subordinated notes due 2012, our 10% senior notes due 2013 and our 10% senior subordinated notes due 2014 contain covenants that restrict our ability to:

•       pay dividends or redeem or repurchase capital stock;

•       incur additional indebtedness and grant liens;

•       make acquisitions and joint venture investments;

•       sell assets; and

•       make capital expenditures.

Our credit facility also requires us to comply with financial covenants relating to, among other things, interest coverage and leverage. While we have unutilized capacity under our revolving credit facility and accounts receivable securitization facility as of January 1, 2006, our ability to utilize this liquidity depends upon compliance with financial covenants. Our financial covenants have recently been adjusted in connection with a bank amendment entered into in February 2006. In addition, our accounts receivable securitization facility contains certain covenants similar to those in our credit facility and includes requirements regarding the purchase and sale of receivables. We cannot assure you, however, that we will be able to satisfy any of these covenants in the future or that we will be able to pursue our new business strategies within the constraints of these or our revised covenants. If we cannot comply with the covenants in our debt instruments, we will be in default and unable to access required liquidity from our revolving credit and accounts receivable securitization facilities and unable to make payments in respect of our indebtedness. In addition, our accounts receivable securitization facility contains concentration limits with respect to the percentage of receivables we can sell from a particular customer. If one or more of our customers were to merge with or be acquired by another of our customers, the amount of receivables of the surviving customer that we could sell may not be increased, resulting in a net lowering of the total amount of the receivables we could sell. If the total amount of receivables we could sell were decreased, we could be materially adversely affected. Further, the concentration limits are based on the credit ratings of such particular customer. While we will implement credit hedging strategies to offset this risk, if one or more of our customers were to become insolvent or have its credit ratings downgraded and consequently the amount of receivables of such customer that we could sell were decreased, our business could be materially adversely affected. For example, on May 5, 2005, Standard & Poor’s lowered its credit rating of General Motors Corporation and Ford Motor Company, two of our largest customers. Due to our new accounts receivable securitization facility entered into on April 29, 2005, these rating downgrades did not have a material impact on our borrowing capacity. On November 1, 2005, Moody’s lowered its credit rating of General Motors, one of our largest customers, resulting in a decrease of our borrowing capacity under our accounts receivable securitization facility by approximately $3 million. In addition, Delphi and Dana, two of our customers, became insolvent in October 2005 and March 2006, respectively. Any further insolvencies or rating downgrades of our largest customers may limit our borrowing capacity on our accounts receivable securitization facility, which could materially adversely affect our business.

Our ability to comply with our covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of our covenants could result in an event of default under our credit facility, the indenture governing the 11% senior subordinated notes due 2012, the indenture governing the senior notes due 2013 or other indebtedness, which could cause an event of default under our accounts receivable securitization facility and all or a portion of our lease financing. Such breach would permit the lenders to declare all amounts borrowed thereunder to be due and payable, together with accrued interest, and the commitments of the lenders to make further extensions of credit under our credit facility could be terminated. In addition, such breach may cause a termination of our accounts receivable securitization facility and of our various sale-leaseback facilities. If we were unable to secure a waiver from our lenders or repay our credit facility indebtedness, our secured lenders could proceed against their collateral and our lessors could prevent us from using our valuable facilities and equipment that are under lease. We do not presently expect that alternative sources of financing will be available to us under these circumstances or available on attractive terms. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the credit facility, the indentures governing our 11% senior subordinated notes due 2012, the indenture governing our 10% senior notes due 2013 and the 10% senior subordinated notes due 2014.

•       If we are unable to meet future capital requirements, our business may be adversely affected.

We operate in a capital intensive industry. We have made substantial capital investments from 2001 through 2005 to, among other things, maintain and upgrade our facilities and enhance our production processes. This level of capital expenditures was needed to:

•       increase production capacity;

•       develop new programs and technology;

•       improve productivity;

•       satisfy customer requirements; and

•       upgrade selected facilities to meet competitive requirements.

We have capital expenditures of approximately $112 million from continuing operations in 2005 and expect to make approximately $70 million in 2006. In addition, as we expand our book of business, we may have to incur other significant expenditures to prepare for and manufacture these products. We believe that we will be able to fund these expenditures through cash flow from operations, borrowing under our credit facility and sales of receivables under our receivables facility or other satisfactory arrangements. Our credit facility contains limitations which could affect our ability to fund our capital expenditures and other needs. We cannot assure you that we will have adequate funds to make all capital expenditures, when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated expenditures. If we are unable to make necessary capital expenditures, our business will be adversely affected. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•       Increases in our raw material or energy costs or difficulties within our supplier base could negatively affect our financial health.

Generally, our raw materials requirements are obtainable from various sources and in the desired quantities. While we currently maintain alternative sources for raw materials, our businesses are subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials and component parts. In particular, we have been adversely impacted by steel costs. Beginning in 2004, there have been significant increases in the global prices of steel, which have had and may continue to have an impact on our business. While the rise in material costs, especially steel, continues to impact our financial results, we have been able to offset most of this increase through negotiated or contractual price recovery from our customers, cost reductions, a decrease in our annual productivity, price reductions given to our customers, scrap sales and steel resourcing efforts. Our ability to fully execute this recovery on a going forward basis is not guaranteed. Although certain raw material costs such as steel have started to decrease in 2005, there is no guarantee that these decreases will continue. Any continued fluctuation in the price of availability of steel could have a material adverse impact on our business.

In addition, certain of our suppliers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for interrupted supply, unfavorable payment terms and/or high prices. Specifically, four of our largest suppliers declared bankruptcy since 2004, and we have been forced to renegotiate the terms of certain of our contracts with these suppliers. The additional effects on us from these and other bankruptcies is unknown, but they could result in us paying higher prices, having less favorable payment terms and/or having interrupted supply of parts. See “Business—Materials and Supply Arrangements.” In addition, a failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, would have a material adverse effect on us. Our energy costs are a substantial element of our cost structure. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.

•       Continuing trends among our customers will increase competitive pressures in our business.

The markets for our products are highly competitive. Our competitors include driveline component manufacturing facilities of existing OEMs, as well as independent domestic and international suppliers. Certain competitors of our businesses are large companies that have greater financial resources than us. At times, we may be in a position of competing with some of our own customers, such as other Tier I suppliers, which could have adverse consequences. We believe that the principal competitive factors for all of our businesses are product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. Virtually all of our customers have policies of seeking price reductions each year. As a result, we have been forced to reduce prices in the initial bidding process, during the terms of contractual arrangements and upon contract renewals. Moreover, certain of our customers have required that we relocate production to countries with lower production costs in order to provide them with additional price reductions. The pressure to provide price reductions has been substantial and is likely to continue. In addition, our competitors may develop products that are superior to our products or may adapt more quickly than us to new technologies or evolving customer requirements. Continuing trends by our customers in many of our markets to limit their number of outside vendors have resulted in increased competition as many manufacturers and distributors have reduced prices to compete more effectively. In addition, financial and operating difficulties experienced by our major customers may result in further pricing pressure. We expect competitive pressures in our markets to remain strong. Such pressures arise from existing competitors, other companies that may enter our existing or future markets and, in certain cases, our customers, which may decide to internalize production of certain items sold by us. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on us.

•       We rely upon a number of arrangements for our liquidity, which, if limited, could materially and adversely affect our ability to meet our commercial and financial obligations and to grow our business.

We have substantial on- and off-balance sheet obligations and significant commercial and financial obligations as well as capital requirements to meet our new business commitments. To meet these obligations and commitments we rely upon a variety of sources of liquidity, particularly our revolving credit facility and our accounts receivable facility. Our liquidity may be adversely affected depending on the timing of such obligations and commitments. The availability of funds under our revolving credit facility and our accounts receivable facility depends upon a number of factors, including covenant compliance, customer concentration, the total amount of receivables available for sale and the nature of our receivables. Our receivables available for sale during the year are impacted by the volume and timing of vehicle production, which includes a shutdown in our North American customer for approximately two weeks in July and one week in December and reduced production in  July and August for certain European customers. An adverse change in our liquidity may not only impair our ability to meet our commercial commitments and objectives, but may make it difficult for us to meet our obligations in respect of debt and lease obligations.

•       We may selectively pursue strategic opportunities like acquisitions, joint ventures and divestitures but we may not be able to successfully do so or realize the intended benefits of such transactions.

We continually evaluate potential acquisitions and joint ventures. There can be no assurance that suitable acquisition candidates may be identified and acquired in the future, that the financing or necessary consents for any such acquisitions will be available on satisfactory terms or that we will be able to accomplish our strategic objectives in making any such acquisition. Acquisitions are often undertaken to improve the operating results of either or both of the acquirer and the acquired company, and we cannot assure you that we will be successful in this regard or that the expenses that we may incur to implement cost savings plans will not be excessive relative to the anticipated benefits. We will encounter various risks if we acquire other companies, including the possible inability to integrate successfully an acquired business into our operations and unanticipated problems or liabilities, whether or not known at the time of acquisition, some or all of which could materially and adversely affect us. We could incur additional indebtedness in connection with our acquisition strategy and increase our leverage. We may acquire companies and operations in geographic markets in which we do not currently operate. Acquisitions outside of North America will present unique structuring, integration, legal operating and cultural challenges and difficulties and will increase our exposure to risks generally attendant to international operations.

In addition, we may from time to time dispose of assets or businesses that no longer match with our strategy for financial reasons.

•       Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors.

We believe that our customers rigorously evaluate their suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, manufacturing expertise, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We may, therefore, require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive. We cannot assure you that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive within our business. In addition, any decreasing demand by our customers in favor of plastics could have a material adverse effect. Further, we cannot assure you that any technology development by us can be adequately protected such that we can maintain a sustainable competitive advantage.

•       We depend on the services of key individuals and relationships, the loss of which would materially harm us.

Our success will depend, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain employees could have a material adverse effect on us.

•       We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.

As of January 1, 2006, approximately 50% of our continuing operations work force was unionized. We do not have national agreements in place with any union, and our facilities are represented by a variety of different union organizations. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected. We currently have two facilities with union contracts expiring within the next twelve months. The remaining union facilities have contracts which expire in 2007 and 2008. See “Business—Employees and Labor Relations.”

Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by automotive OEMs or their suppliers could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles. UAW contracts with our three largest customers were renegotiated in 2003 for a term of four years to expire in 2007. In addition, organizations responsible for shipping our customers’ products may be impacted by occasional strikes staged by the Teamsters Union. Any interruption in the delivery of our customers’ products would reduce demand for our products and could have a material adverse effect on us.

•       Our pension plans are currently underfunded and we may have to make cash payments to the plans, reducing the cash available for liquidity.

We sponsor defined benefit pension plans covering certain active and retired employees in the United States, Canada and Europe that are underfunded and will require future cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. If our cash flow from operations is insufficient to fund our pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

On January 2, 2005, our projected benefit obligation, or PBO, exceeded the fair value of plan assets by $121.2 million. During 2005, we made contributions, including employee contributions and benefit payments made directly by Metaldyne, of $22.3 million to the defined benefit plans. The underfunded status at January 1, 2006 was $120.8 million. Our pension expense was $6.0 million and $4.2 million for 2005 and 2004, respectively. For 2006 we expect pension expense to be $8.6 million. See Note 26, Employee Benefit Plans, to the audited consolidated financial statements.

•       Our strategy may not succeed if anticipated outsourcing fails to occur due to union considerations.

Because of economic benefits inherent in outsourcing to suppliers and the costs associated with reversing a decision to purchase products from an outside supplier, automotive OEMs’ commitment to purchasing modules from outside suppliers, particularly on a “just-in-time” basis, are expected to increase. However, under the contracts currently in effect in the United States and Canada between each of

DaimlerChrysler, Ford and General Motors with the UAW and the Canadian Auto Workers, or CAW, in order for any of such automotive OEMs to obtain components from external sources that it currently produces, it must first notify the UAW or the CAW of such intention. If the UAW or the CAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW or the CAW and the automotive OEM. Factors that will normally be taken into account by the UAW, the CAW and the automotive OEM include:

•       whether the proposed new supplier is technologically more advanced than the automotive OEM;

•       whether the new supplier is unionized;

•       whether cost benefits exist; and

•       whether the automotive OEM will be able to reassign union members whose jobs are being displaced to other jobs within the same factories.

In the event our predictions concerning such industry trends are not accurate or automotive OEMs are unable to outsource to us, it may have a material adverse effect on us.

•       A growing portion of our revenue may be derived from international sources, which exposes us to certain risks.

Approximately 27% of our sales in 2005 were derived from sales from continuing operations by our subsidiaries located outside of the United States. As part of our business strategy, we intend to expand our international operations through internal growth and acquisitions. For example, we recently announced plans to expand our manufacturing locations in both China and South Korea. In addition, the disposition of our non-core North American Forging business will effectively increase the percentage of sales derived from our subsidiaries located outside of the United States. Significant market share has shifted to foreign OEMs in the SUV and light truck platforms where we derive a significant portion of our sales. Sales outside of the United States, particularly sales to emerging markets, are subject to other various risks which are not present in sales within U.S. markets, including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, the difficulty of enforcing agreements and collecting receivables through certain foreign local systems, foreign customers may have longer payment cycles than customers in the U.S. more expansive legal rights of foreign unions, tariffs and other trade barriers, taxes, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, this will adversely affect us.

•       We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and /or property damage or fails to meet our customer specifications. We may experience material product liability losses in the future or may incur significant costs to defend such claims. Our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or may not continue to be available on terms acceptable to us. In addition, if any of our products are or are alleged to be defective we may be required to participate in a government-required or manufacturer-instituted recall involving such products. In the automotive industry, each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a materially adverse effect on our business. In the ordinary course of our business, contractual disputes over warranties can also arise. In the past five years or more, we have not been required to make any material payments in respect of warranty claims. In addition, claims may be asserted against us with respect to former businesses disposed of by us, whether or not we are legally responsible or entitled to contractual indemnification. For example, in June 2002, we divested our controlling interest in TriMas. Certain of TriMas’ subsidiaries have historical contingent and other liabilities, including liabilities associated with their former manufacture of asbestos containing gaskets, for which we are indemnified. In the event of financial difficulty at one of our former businesses or otherwise, claims may be made against us and, to the extent arising from a TriMas business, TriMas may not be in a position to meet its indemnification obligations.

•       Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

We are subject to numerous and frequently changing federal, state, local and foreign environmental, and health and safety, laws and regulations that:

•       affect ongoing operations and may increase capital costs and operating expenses in order to maintain compliance with such requirements, and

•       impose liability relating to contamination at our facilities, and at other locations such as former facilities, facilities where we have sent wastes for treatment or disposal, and other properties to which we (or a company or business for which we are responsible) are linked. Such liability may include, for example, investigation and clean-up of the contamination, personal injury and property damage caused by the contamination, and damages to natural resources. Some of these liabilities may be imposed without regard to fault, and may also be joint and several (which can result in a liable party being held responsible for the entire obligation, even where other parties are also liable).

We are legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. Our subsidiaries have been named as potentially responsible parties under the Federal Superfund law or similar state laws in several sites requiring cleanup related to disposal of wastes generated by them. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. Our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property. Additional sites may be identified at which we are a potentially responsible party under the federal Superfund law or similar state laws. We cannot assure you that these or other liabilities will not have a material adverse effect upon us. See “Business—Environmental Matters.”

•       We are controlled by Heartland, whose interests in our business may be different than ours.

Heartland and its affiliates are able to control our affairs in all cases, except for certain actions specified in a shareholders agreement among Heartland, Credit Suisse First Boston Equity Partners, L.P. together with its affiliated funds, or CSFB Private Equity, Masco Corporation, Richard Manoogian and their various affiliates and certain other investors. Under the shareholders agreement, holders of approximately 96% of our outstanding shares of common stock have agreed to vote their shares for directors representing a majority of our board that have been designated by Heartland. You should consider that the interests of Heartland, as well as our other owners, will likely differ from yours in material respects. See Note 30, Related Party Transactions, to the audited consolidated financial statements.

•       Provisions of the shareholders agreement impose significant operating and financial restriction on our business.

Under the shareholders agreement referred to above, specified actions require the approval of representatives of CSFB Private Equity, until such time as we consummate a public common stock offering for at least $100 million in gross proceeds to us. Such actions include certain acquisitions by us, the selection of a chief executive officer, certain debt restructurings and any liquidation or dissolution of us. You should consider that we and our stockholders may be unable to agree with CSFB Private Equity on the implementation of such fundamental transactions and other matters. This sort of disagreement may materially and adversely affect us. In addition, directors designated by Heartland could block actions even if other directors deem them advisable.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.               Unresolved Staff Comments.

Not Applicable.

Item 2.                        Properties.

Our principal manufacturing facilities range in size from approximately 10,000 square feet to 1,000,000 square feet, approximately half of which are owned by us. The leases for our manufacturing facilities have initial terms that expire from 2004 through 2023 and are all renewable, at our option, for various terms, provided that we are not in default thereunder. Substantially all of our owned U.S. real properties are subject to liens under our credit facility. Our executive and business unit headquarter offices are located in various buildings in Plymouth, Michigan and are leased under separate leases that expire at various dates through 2020. Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements.

Since December 2000, we have entered into a number of sale-leaseback transactions with respect to 15 real properties in the United States. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property locations to a purchaser and, in turn, entered into separate leases with the purchasers having various lease terms. With respect to the purchaser of all except for four of these properties, the renewal option must be exercised with respect to all, and not less than all, of the property locations. As to the other four properties, which include our Plymouth, Michigan headquarters, each renewal option may be exercised separately. Rental payments are due monthly. All of the foregoing leases are being accounted for as operating leases. As a result of the Livonia Fittings business disposition to TriMas, we are subleasing our Livonia, Michigan facility to TriMas. We anticipate sublease payments will equal our cash obligations in respect of such facility but we will remain responsible for payments to the lessor. We have not recognized any liability for the obligation associated with this sublease and a failure by TriMas to meet its obligations would adversely impact us. See Note 13, Leases, to our audited consolidated financial statements.

Since December 2000, we have entered into a number of sale-leaseback arrangements with respect to equipment located at various of our manufacturing facilities. The term of each lease ranges from 3.5 years to 8.5 years with rental payments due monthly. In some cases, we have options to renew our leases once for two years and, in other cases, we have three renewal option periods of one year each. Upon expiration of the term or any applicable renewal term of each lease, we have the option to purchase the equipment for its fair value at the time of the expiration of the lease. The equipment sale-leaseback transactions with GECC, Merrill Lynch Capital, Key Bank, Renaissance Capital Alliance and GMAC have been accounted for as operating leases.

The following list sets forth the location of our principal owned and leased manufacturing facilities (except where noted as otherwise) and identifies the principal operating segment utilizing such facilities. We have identified the operating segments for which we conduct business at these facilities as follows: (1) Chassis and (2) Powertrain. North American Forging facilities are presented as discontinued operations at January 1, 2006 and are identified with (3).

North America
Georgia	Rome* (subleased to a third party)
Illinois	Niles*(2)
Indiana	Bluffton(2), Fort Wayne(3), Fremont*(2), New Castle(1) and North Vernon*(2)
Michigan	Detroit(3), Farmington Hills(1), Fraser*(3), Green Oak Township*(2), Hamburg(2), Litchfield(2), Middleville*(2), Royal Oak(3), Troy(3) and Warren*(2)
North Carolina	Greenville(1) and Greensboro*(1)
Ohio	Canal Fulton*(3), Edon*(1), Minerva*(3), Solon*(2) and Twinsburg*(2)
Pennsylvania	Ridgway(2) and St. Mary’s(2)
Foreign
Brazil	Indaiatuba*(2)
Canada	Thamesville(2)
China	Shanghai (Sales Location)*(1,2)
Czech Republic	Oslavany(1)
United Kingdom	Halifax(2)
France	Lyon(2)
Germany	Dieburg(2), Nuremberg(1) and Zell am Harmersbach(1)
India	Jamshedpur**(2)
Italy	Poggio Rusco(1)
Japan	Yokohama (Sales Location)*(1,2)
Mexico	Iztapalapa(1) and Ramos Arizpe(2)
South Korea	Pyongtaek(2)
Spain	Barcelona(1)(2) and Valencia(2)

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A.                Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

The following table sets forth certain information regarding our current directors and executive officers.

Name	Age	Position
Timothy D. Leuliette	55	President and Chief Executive Officer and Chairman of the Board of Directors
Jeffrey M. Stafeil	36	Executive Vice President and Chief Financial Officer
Thomas V. Chambers	62	President, Powertrain Group
Joseph Nowak	55	President, Chassis Group
Thomas A. Amato	42	Executive Vice President Commercial Operations
Logan G. Robinson	56	Executive Vice President, General Counsel and Government Relations

Timothy D. Leuliette.   Mr. Leuliette was elected as one of our directors in November 2000 and currently serves as our Chairman of the Board and President and Chief Executive Officer. Mr. Leuliette was elected chairman of the Board effective April 1, 2002 and became our President and Chief Executive Officer on January 1, 2001. In 1996, Mr. Leuliette joined Penske Corporation as their President and Chief Operating Officer to address operational and strategic issues. From 1991 to 1996, he served as President and Chief Executive officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including Collins & Aikman and TriMas Corporation. He is a former senior managing director of Heartland Industrial Partners, and also served as a director of The Federal Reserve Bank of Chicago, Detroit Branch.

Jeffrey M. Stafeil.   Mr. Stafeil has served as our Executive Vice President and Chief Financial Officer since July 2003 and previously served as our Vice President and Corporate Controller from February 2001 to July 2003. From 1998 to 2000, he was a consultant with Booz, Allen & Hamilton. Mr. Stafeil is a former senior managing director of Heartland Industrial Partners and has also held a variety of positions with Peterson Consulting, Mobil Corporation and Ernst & Young LLP.

Thomas V. Chambers.   Mr. Chambers joined the Company in August 2004 and is currently the President of our Powertrain Group. Prior to joining us, he served as the President of Piston Automotive from January 2000 to December 2003. Prior to that, Mr. Chambers served as the Managing Director of Operations, Americas at GKN Driveline from November 1998 to December 2000. In addition, Mr. Chambers also served in a variety of positions at ITT Automotive and General Motors and has over 40 years of experience in all phases of product development and manufacturing.

Joseph Nowak.   Mr. Nowak has served as the President of our Chassis Group since November 2001. After joining MascoTech in 1991, he served as MascoTech’s Vice President of Operations, President of Industrial Components, and President and General Manager Tubular Products. Mr. Nowak has over 25 years of manufacturing experience in automotive and industrial markets, and has held positions with Kelsey-Hayes/Varity and Ford Motor Company.

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

Logan G. Robinson.   Mr. Robinson has served as our General Counsel since March 2006. Prior to joining us, he served as Vice President and General Counsel at Delphi Corporation since December 1998. Prior to that, Mr. Robinson was of counsel at Dickenson Wright PLLC from April 1998 to December 1998, and served as Senior Vice President, Secretary and General Counsel for ITT Automotive, Inc. from February 1996 to April 1998. From April 1987 to February 1996, he was a lawyer for Chrysler Corporation serving, among other positions, as Vice President and General Counsel for Chrysler International Corporation, a subsidiary of Chrysler Corporation, and Managing Director of Chrysler Austria GmbH. He has also held legal positions with TRW Inc., Coudert Brothers and Wender, Murase & White.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No trading market for the Company’s common stock exists. We did not pay dividends in 2005 or 2004 on our common stock and it is current policy to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of this report and Note 12, Long-Term Debt, to the audited consolidated financial statements, included in Item 8 of this report.

On March 15, 2006, there were approximately 630 holders of record of our common stock.

The table below sets forth information as of January 1, 2006 with respect to compensation plans under which Metaldyne Corporation equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Plan Category	Column A	Column B	Column C
Equity compensation plans approved by security holders	2,983,850	$9.59	1,976,150

Item 6.                        Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated.

	2005	2004	2003	2002	2001
	(In thousands except per share amounts)
Net sales	$1,886,939	$1,695,171	$1,176,462	$1,429,871	$1,745,663
Loss from continuing operations	$(109,797)	$(25,555)	$(83,691)	$(103,121)	$(70,533)
Net loss	$(261,907)	$(27,994)	$(75,339)	$(64,760)	$(42,780)
Loss per share	$(6.11)	$(0.65)	$(1.98)	$(1.73)	$(1.14)
Dividends declared per common share	—	—	—	—	—
At January 1, 2006, January 2, 2005, December 28, 2003, December 29, 2002 and December 31, 2001:
Total assets	$1,846,935	$2,194,764	$2,011,857	$2,017,990	$2,946,760
Long-term debt, net(a)	$850,739	$847,853	$758,958	$661,141	$1,351,750
Redeemable preferred stock	$171,928	$149,191	$73,984	$64,507	$55,149

(a)           See Note 12, Long-Term Debt, to the audited consolidated financial statements (net of current portion).

Results in 2005 include the impact from the divestiture of our North American Forging business and the resulting $140.5 million loss on discontinued operations, net of tax.

Since 2004, results include the New Castle facility acquired December 31, 2003.

Results in 2004 include the Bedford Heights, Ohio and Rome, Georgia facilities through the February 1, 2004 asset sale pursuant to which substantially all of the business associated with two of the aluminum die casting facilities in our former Driveline segment was sold to Lester PDC, Ltd. These facilities had 2003 combined sales of approximately $62 million and an operating loss of approximately $14 million. In November 2004, Lester PDC discontinued operations at the Bedford Heights facility and, as a result, we assumed production of some of the products at the Bedford Heights facility that were subject to the terminated supply agreement.

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

As more fully described in Note 6 Equity Investments and Receivables in Affiliates to the audited consolidated financial statements, we sold TriMas common stock to Heartland and other investors on June 6, 2002. TriMas is included in our financial results through the date of this transaction. Effective June 6, 2002, we account for our investment in TriMas under the equity method of accounting. Our present ownership interest in TriMas is 24%.

Results in 2001 include the retroactive adoption of purchase accounting for our acquisition by Heartland and its co-investors.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2005 sales of approximately $1.9 billion. We operate two segments focused on the global light vehicle market. The Chassis and Powertrain segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 70% of total 2005 sales. Prior to November 2000, we were a public company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions—Simpson in December 2000, GMTI effective January 2001, Dana Corporation’s Greensboro, NC operation in May 2003, and DaimlerChrysler’s New Castle operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally, we split off our non-automotive operations, divesting our former TriMas subsidiary in June 2002, our Fittings operation in April 2003 and two aluminum die casting facilities within our former Driveline segment in February 2004. On March 10, 2006, we completed the divestiture of our Forging Operations. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all revenue and expenses of the Forging Operations have been removed from the respective audited consolidated income statement line items and reported separately as discontinued operations. In addition, assets and liabilities of the Forging Operations have been removed from the respective audited consolidated balance sheet line items and reclassified separately as assets and liabilities held for sale. Cash flows generated by the Forging Operations have been removed from the respective audited consolidated cash flow line items and have been separately reported as cash flows from discontinued operations. Refer to Note 20, Discontinued Operations, and Note 31, Subsequent Events, to our audited consolidated financial statements.

In each of the last three years we have experienced significant net losses. Our net losses for 2005, 2004 and 2003 were $261.9 million, $28.0 million and $75.3 million, respectively. Our 2005 losses were impacted by the following:

•       4.3% decline in production from our three largest customers;

•  approximately $141 million loss on discontinued operations related to the sale of our North American Forging business;

•  approximately $8 million loss from discontinued operations;

•  approximately $3 million loss from a cumulative effect of change in accounting principle;

•  approximately $76 million increase in the valuation allowance of deferred tax assets; and

•  approximately $22 million loss on fixed assets and idle leased assets.

The 2004 losses were impacted by the following:

•       2.6% decline in production from our three largest customers;

•  approximately $20 million net negative impact from material cost increases;

•  approximately $18 million in fees and expenses related to our Independent Investigation; and

•       $7.6 million non-cash loss on the disposition of two manufacturing facilities.

The 2003 losses were impacted by the following:

•       6.4% decrease in NAFTA production;

•       $13 million in restructuring charges; and

•       $4.9 million asset impairment associated with two plants with negative operating performance.

For additional discussion of these factors, see the “Results of Operations” discussion.

Key Factors Affecting our Reported Results

We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price as discussed under Item 1, Business - Competition. Supplier selection is generally finalized several years prior to the start of vehicle production and as a result, business that we win will generally not start production for two years or beyond. In addition, our results are heavily dependent on global vehicle production, and in particular the North American vehicle production of the Big 3 domestic manufacturers (DaimlerChrysler, Ford and General Motors). Our customers generally require that we offer annual productivity and efficiency related price decreases on products we sell them. Critical factors to be successful in this market include global low cost production facilities, leading service and parts quality, and differentiated product and process technology. Accordingly, we focus on managing our global manufacturing footprint in line with our customer needs and local market manufacturing cost differences, improving operating efficiency and production quality of our plants, fixing or eliminating unprofitable facilities and reducing our overall material costs. In addition, we spend considerable time and resources developing new technology and products to enhance performance and/or decrease cost of the products we sell to our customers. See “Results of Operations” for more details as to the factors that affect year over year performance.

As material costs continued to rise in 2005, the net material exposure was effectively mitigated. Material costs increased by $70 million but were offset by $48 million in price pass throughs to our customers, while the balance of our exposure was offset through scrap sales and cost reductions. Our ability to fully execute this recovery on a going forward basis is not guaranteed. Additionally, it appears that raw material costs will continue to be volatile in 2006 and although we have initiatives in place to offset potential increases, there is no guarantee that these efforts will be successful.

Our strategy is centered on growth through new business awards and acquisitions. As discussed in Item 1, Business, we have a significant new project backlog and have completed several acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns for our stakeholders. In order to finance a large portion of this activity, we incurred significant new debt. As such, we have substantial leverage and are constrained by various covenant limitations (see “—Financial Covenants” for more details surrounding these covenants). As we continue to invest in the resources to produce our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through “Adjusted EBITDA.” See the discussion below in “Key Performance Indicators (Non GAAP Financial Measures)” for further explanation), and working capital and fixed asset efficiency to assess our ability to favorably finance our new business backlog.

Net sales for fiscal 2005 were $1,887 million versus $1,695 for fiscal 2004. The primary driver of the $192 million increase was approximately $192 million in new business resulting from product launches and ramp up of existing programs. Net sales for fiscal 2004 were $1,695 million versus $1,176 million for fiscal 2003. The primary source of the increase in our 2004 sales was our New Castle acquisition, which contributed approximately $446 million for the year.

Key Indicators of Performance (Non-GAAP Financial Measures)

In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability.

We define Adjusted EBITDA as income from continuing operations and before interest, taxes, depreciation, amortization, asset impairment, loss on disposition of manufacturing facilities, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing, our management analyzes these costs to evaluate underlying business performance. Caution must be exercised in analyzing these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

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

•       It includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•       Other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of our Adjusted EBITDA to net loss for the three years ended January 1, 2006, January 2, 2005 and December 28, 2003:

	2005	2004	2003
	(In thousands)
Net loss	$(261,907)	$(27,994)	$(75,339)
Income tax expense (benefit)	22,756	(35,557)	(13,159)
(Income) loss from discontinued operations, net of tax	8,301	2,439	(8,352)
Loss on discontinued operations, net of tax	140,547	—	—
Cumulative effect of change in accounting principle, net of tax	3,262	—	—
Interest expense	89,650	81,818	75,283
Depreciation and amortization in operating profit	112,183	104,825	79,675
Non-cash stock award expense	—	563	3,088
Preferred stock dividends and accretion	22,737	19,900	—
Non-cash gain on maturity of interest rate arrangements	—	(6,575)	—
Loss on disposition of manufacturing facilities	—	7,600	—
Asset impairment	—	—	4,868
Gain on disposition of TriMas and Saturn investments	—	(8,020)	—
Equity (income) loss from affiliates, net	11,011	(1,451)	20,712
Certain items within Other, Net(1)	12,825	7,978	6,460
Total Company Adjusted EBITDA from continuing operations	$161,365	$145,526	$93,236

The following is a reconciliation of our Adjusted EBITDA to operating cash flow for the years ended January 1, 2006, January 2, 2005 and December 28, 2003:

	2005	2004	2003
	(in thousands)
Operating cash flow	$101,424	$79,139	$99,243
Net proceeds of accounts receivable securitization facility	(20,116)	(63,260)	—
Change in working capital	(43,462)	50,646	(44,290)
Cash paid for interest	87,402	78,471	63,416
Cash paid (refunded) for income taxes, net	12,737	(8,342)	(27,057)
Change in long-term assets	2,829	133	(343)
Change in long-term liabilities	13,283	(2,571)	(687)
Accounts receivable securitization fees	4,506	2,947	2,634
Foreign factoring fees	1,900	1,500	500
Acquisition/disposition activity	—	5,480	—
Other	862	1,383	(180)
Total Company Adjusted EBITDA from continuing operations	$161,365	$145,526	$93,236

Acquisition and disposition activity pertains to the working capital effects of the disposition of manufacturing facilities and the acquisition of New Castle.

(1)          Reconciliation of Other Expense Included in the Consolidated Statement of Operations:

	2005	2004	2003
	(In thousands)
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$12,825	$7,978	$6,460
Items in Adjusted EBITDA (includes foreign currency, royalties and interest income)	(1,625)	(997)	610
Total other, net	$11,200	$6,981	$7,070

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	2005	2004	2003
	(In thousands)
Restructuring charges	$(3,288)	$(2,455)	$(12,744)
Fixed asset disposal losses	(15,137)	(2,275)	(8,795)
Loss on idle leased assets	(6,664)	—	(2,675)
Foreign currency gains (losses)	389	(940)	(1,010)
Postretirement medical curtailment gain and elimination of certain plan benefits	9,915	1,948	—
Independent investigation fees	—	(17,830)	—

Functional and Divisional Realignments

On October 28, 2005, we announced the possible divestiture of our North American Forging business. We completed this divestiture on March 10, 2006, and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for North American Forging for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of North American Forging have been reclassified as held for sale in our audited consolidated balance sheet at January 1, 2006 and January 2, 2005.

During the first quarter of 2005, we reorganized and consolidated our operations into two segments:  the Chassis segment and the Powertrain segment. The Chassis segment consists of the former Chassis operations plus a portion of the former Driveline operations, while the Powertrain segment consists of the former Engine operations combined with the remainder of the former Driveline operations. The prior year amounts have been restated to reflect these changes for comparison purposes.

Results of Continuing Operations

2005 Versus 2004

The below results represent activity from our continuing operations for the years ended January 1, 2006 and January 2, 2005.

Net Sales.   Net Sales by segment and in total for the years ended January 1, 2006 and January 2, 2005 were:

	Year Ended	Year Ended
Segment	January 1, 2006	January 2, 2005
	(In thousands)
Chassis Segment	$1,000,712	$861,936
Powertrain Segment	886,227	833,235
Total Company	$1,886,939	$1,695,171

Net sales for fiscal 2005 were $1,887 million versus $1,695 million for fiscal 2004. The primary driver of the $192 million increase was approximately $192 million in new business resulting from product launches and ramp up of existing programs. The ramp up of several product lines in our Chassis segment contributed approximately $115 million of the revenue enhancement—primarily fueled by the Daimler Chrysler LX and WK platform sales. The Powertrain group contributed approximately $77 million in new business from new launches and ramp up of existing production that primarily consists of additions to our powder metal operations and our new facility in Korea. Price increases to reflect the rising costs of raw materials resulted in approximately $48 million increase in sales, but this was offset by approximately $52 million in lost business and price concessions given to our customers. The remaining difference in sales relate to a $4 million benefit in foreign exchange movements. It should be noted the volume additions discussed above were somewhat offset by the 4.3% decrease in North American vehicle production from our three largest customers (DaimlerChrysler, Ford and General Motors).

Gross Profit.   Gross profit by segment and in total for the years ended January 1, 2006 and January 2, 2005 were:

	Year Ended	Year Ended
Segment	January 1, 2006	January 2, 2005
	(In thousands)
Chassis Segment	$60,213	$76,678
Powertrain Segment	109,056	108,210
Corporate/centralized resources	(7,456)	(16,793)
Total Company	$161,813	$168,095

Our gross profit was $162 million or 8.6% of net sales for 2005 compared to $168 million or 9.9% of net sales for 2004. The decrease in margin is explained by several offsetting factors. 2005 gross margin was negatively affected by an increase in fixed asset losses of approximately $13 million, an increase in losses on idle leased assets of $7 million, an increase in depreciation and amortization expense of $7 million, and $8 million increase in lease expense associated with sale leaseback activities. Somewhat offsetting these amounts was a $5 million increase in postretirement medical curtailment gains and elimination of certain plan benefits, a reduction of approximately $1 million in restructuring expense as well as approximately $15 million from the increase in sales discussed above. In addition, we received no margin on the $48 million of additional sales related to the pass through of higher raw material expenses discussed above. The summation of the above adjustments explains the margin movement between 2005 and 2004.

Selling, General and Administrative.   Selling, general and administrative expense was $111 million or 5.9% of net sales for 2005, compared to $127 million or 7.5% of total net sales for 2004. The $16 million decrease from 2004 to 2005 is primarily related to approximately $18 million of expense associated with the independent investigation into certain accounting matters of previously issued financial statements (“Independent Investigation”) completed in 2004. These expenses relate to fees paid to our bank group for waivers, professional fees incurred relating to the Independent Investigation and severance expense for individuals terminated as a result of the Independent Investigation. In addition to this expense, 2005 benefited from approximately a $3 million increase in post retirement medical curtailment gains. Somewhat offsetting these items was an increase of approximately $1 million in restructuring expenses associated with headcount reduction efforts and approximately $1 million in expenses associated with preparation of future SOX Section 404 compliance efforts in 2005.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the years ended January 1, 2006 and January 2, 2005 was:

	Year Ended	Year Ended
Segment	January 1, 2006	January 2, 2005
	(In thousands)
Chassis Segment	$51,669	$44,864
Powertrain Segment	51,322	49,106
Corporate/centralized resources	9,192	10,855
Total Company	$112,183	$104,825

The net increase in depreciation and amortization of approximately $7.4 million is principally explained by fact that last several years of capital spending has been in excess of our depreciation expense. Thus, the additional capital spending primarily accounts for the remaining increase in depreciation expense.

Fixed Asset Disposal Losses.   We incurred $15.1 million in fixed asset disposal losses in 2005 as well as a $6.7 million loss on idle leased assets, versus fixed asset disposal losses of $2.3 million in 2004. The 2005 loss represents approximately 3% of total property and equipment on our audited consolidated balance sheet. We completed fixed asset inventories in most of our operations in 2005, and, as a result, identified assets that had become idled or otherwise impaired beyond their current depreciated values. We also identified several assets under longer term lease schedules that were currently idled or impaired. Fixed asset losses are recorded as a component of cost of goods sold in our audited consolidated statement of operations.

Restructuring Charges.   We incurred approximately $3.3 million of restructuring costs in fiscal 2005 compared to $2.5 million incurred in fiscal 2004. The 2005 charge relates principally to two actions taken in the first and fourth quarters. In the first quarter of 2005 we incurred a $1.5 million charge relating to the consolidation of our operating groups from three into two (elimination of Driveline segment and consolidation into the Chassis and Powertrain segments). In the fourth quarter of 2005 we realigned our commercial functions including sales and purchasing by splitting them between our two operating groups: Chassis and Powertrain. As a result of both of the above actions, we eliminated numerous positions and anticipate that we will be able to reduce expenses in the future. Net restructuring activity for fiscal 2005 is as follows:

	Acquisition Related	2002 Additional Severance	2003 Additional Severance	2004 Additional Severance	2005 Additional Severance
	Severance	And Other	And Other	And Other	And Other
	Costs	Exit Costs	Exit Costs	Exit Costs	Exit Costs	Total
	(In thousands)
Balance at January 2, 2005	$675	$(13)	$2,757	$445	$—	$3,864
Charges to expense	—	13	(240)	(12)	3,527	3,288
Cash payments	(12)	—	(2,436)	(354)	(2,529)	(5,331)
Other adjustments	(218)	—	8	(52)	99	(163)
Balance at January 1, 2006	$445	$—	$89	$27	$1,097	$1,658

Disposition of Manufacturing Facilities.   In connection with our sale of the two aluminum die casting facilities in our Powertrain segment discussed above, we incurred a $7.6 million loss for fiscal 2004. This loss represents a book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets. See Note 19, Disposition of Businesses, to the audited consolidated financial statements included herein for additional discussion.

Operating Profit.   Operating profit was $47.6 million for 2005 compared to $31.5 million in 2004. The $16.1 million increase in operating profit is the result of the $6.3 million decrease in gross profit, the $15.5 million decrease in selling general and administrative expenses, the $7.6 million loss on disposition of manufacturing facilities recorded in 2004 and the increase of approximately $0.8 million in restructuring charges year over year. The elements of each of these variations are discussed in greater detail above.

	Year Ended	Year Ended
Segment	January 1, 2006	January 2, 2005
	(In thousands)
Chassis Segment	$16,537	$33,513
Powertrain Segment	55,196	46,369
Corporate/centralized resources	(24,176)	(48,341)
Total Company	$47,557	$31,541

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $161.4 million in 2005 from $145.5 million in 2004. The primary drivers of this increase are explained above in the operating profit discussion and will be further detailed in the segment detail that follows. Additionally, in the “Segment Information” below provides a reconciliation between Adjusted EBITDA and operating profit.

	Year Ended	Year Ended
Segment	January 1, 2006	January 2, 2005
	(In thousands)
Chassis Segment	$68,206	$78,377
Powertrain Segment	106,518	103,075
Corporate/centralized resources	(13,359)	(35,926)
Total Company	$161,365	$145,526
Memo: Fixed asset losses included in the calculation of both operating profit and Adjusted EBITDA	$15,137	$2,275
Memo: Loss on idle leased assets included in the calculation of both operating profit and Adjusted EBITDA	$6,664	$—
Memo: Other, net (income) expense included in the calculation of Adjusted EBITDA	$(1,625)	$(997)

Interest Expense.   Interest expense increased by $7.8 million due to higher average debt levels as well as increased borrowing rates in 2005 compared to 2004. This increase is principally due to an approximate $6.1 million increase in interest on our term loan resulting from increases in our borrowing rates, which averaged approximately 1.78% higher on our senior debt facilities in 2005 compared to 2004. The remaining difference is due to an increase in interest arising from higher debt balances resulting from increased usage of our revolving credit facilities as well as the 1.78% average interest rate increase noted above.

Gain on the Maturity of Interest Rate Arrangements.   In the first quarter of 2004, we recorded a $6.6 million non-cash gain on the maturity of certain interest rate arrangements which is reflected as a “non-cash gain on maturity of interest rate arrangements” in our audited consolidated statement of operations. See the “Liquidity and Capital Resources” section below for additional discussion of our capital structure.

Equity Income (Loss) from Affiliates, Net.   Equity income (loss) from affiliates, net decreased from income of $1.5 million in 2004 to a loss of $11.0 million in 2005 due to the operating results of our equity affiliates.

Gain on the Sale of Investments in Saturn and TriMas.   In 2004, we recognized a net gain of $8.0 million on the sale of our interest in Saturn Electronics, which was sold in December 2004, and a gain on the sale of a portion of our investment in TriMas to Masco Corporation which was sold in November 2004. Our equity earnings (loss) from affiliates reflect the change in ownership percentages based upon the date of the sales of the investments. See Note 6, Equity Investments and Receivables in Affiliates, to the audited consolidated financial statements for additional discussion of the sale of both the Saturn and TriMas investment amounts.

Other, Net.   Other, net increased by $4.2 million to a loss of $11.2 million in 2005 compared to a loss of $7.0 million in 2004. This increase is due to an increase in accounts receivable securitization financing costs of $1.6 million in 2005 compared to 2004 due to slightly higher usage and fees on the accounts receivable securitization facility.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $1.1 million in 2005 and 2004) were $22.7 million in 2005 as compared to $19.9 million in 2004. This increase is due to the compounded interest on dividends not yet remitted to the shareholders. Preferred stock dividends are included in “other expense, net” on our audited consolidated statement of operations.

Taxes.   The provision for income taxes for 2005 was an expense of $22.8 million as compared to a benefit of $35.6 million for 2004. The primary reason for our effective tax rate being different from the statutory rate of 35% is due to recording an increase in the valuation allowance against net deferred tax assets of our domestic operations in the amount of $45.9 million and non-deductible preferred stock dividends of $7.6 million (compared to $6.6 million in 2004). The valuation allowance recorded of $75.6 million is comprised of (i) $45.9 million for continuing operations; (ii) $1.6 million for discontinued operations and (iii) $28.1 million for loss on discontinued operations. Due to uncertainties related to our ability to utilize our deferred tax assets, which consist primarily of net operating losses, it was management’s decision to record an increase in the valuation allowance against our domestic operation’s net deferred tax assets. In the event that deferred tax assets are realizable in the future in excess of the net recorded valuation allowance, an adjustment to the deferred tax asset will increase the tax benefit in the period such determination is made.

A benefit has been recognized on the loss of $172.8 million of discontinued operations in the amount of $32.3 million, which includes a valuation allowance of $28.1 million. The loss is recorded net of tax on the audited consolidated income statement and is not reflected in the income tax rate reconciliation for continuing operations.

A benefit for income taxes of $1.8 million has also been recorded on the $5.1 million loss on the adoption of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This amount of $3.3 million is recorded, net of taxes of $1.8 million, as a cumulative effect of change in accounting principle for the year ended January 1, 2006. See Note 21, Cumulative Effect of Change in Accounting Principle, to our audited consolidated financial statements for additional discussion.

Loss from Discontinued Operations.   The loss from discontinued operations increased $5.9 million from a loss of $2.4 million in 2004 to a loss of $8.3 million in 2005. See Note 20, Discontinued Operations, to our audited consolidated financial statements for additional discussion.

Loss on Discontinued Operations.   We recorded a loss of $140.5 million (net of tax of $32.3 million) related to the pending sale of the Forging Operations in 2005. See Note 20, Discontinued Operations, to our audited consolidated financial statements for additional discussion.

Cumulative Effect of Change in Accounting Principle.   We recorded a loss of $3.3 million (net of tax of $1.8 million) related to the adoption of FIN No. 47, “Accounting for the Conditional Asset Retirement Obligations” in 2005. See Note 21, Cumulative Effect of Change in Accounting Principle, to our audited consolidated financial statements.

Segment Information

Chassis Segment.   Sales for our Chassis segment increased to $1,000.7 million in 2005 as compared to $861.9 million in 2004. The primary driver of the approximate $138.8 million increase in sales is a $115 million increase in volume primarily associated with the LX and WK DaimlerChrylser vehicle platforms. Additionally, sales were increased in 2005 by approximately $25 million relating to the pass through of certain increased costs to procure raw materials and $13 million related to the movement of a facility from our Powertrain group to the Chassis group. Slightly offsetting these amounts was an approximate $14 million decrease in sales relating to lost or declining business and customer price concessions. Operating profit decreased by $17 million primarily due to an approximate $11 million increase in fixed asset losses, a $1 million increase in losses on idle leased assets and a $6.8 million increase in depreciation and amortization expense. The remaining increase in operating profit is explained by the increase in sales noted above. Adjusted EBITDA decreased by approximately $10.2 million in 2005 compared to 2004 dueto the aforementioned $11 million increase in fixed asset losses and the $1 million increase in losses on idle leased assets.

	Year Ended	Year Ended
Chassis Segment	January 1, 2006	January 2, 2005
	(In thousands)
Sales	$1,000,712	$861,936
Operating profit	$16,537	$33,513
Depreciation and amortization	51,669	44,864
Adjusted EBITDA	$68,206	$78,377
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$342	$1,386
Fixed asset (gains) losses	10,989	(1,670)
Loss on idle leased assets	1,307	—
Foreign currency losses	191	70

Powertrain Segment.   Sales for our Powertrain segment were $886.2 million in 2005 as compared to $833.2 million in 2004. The $53.0 million increase primarily reflects $77 million in additional volume from new product launches primarily in our powder metal operations and our new facility in Korea. In addition 2005 sales were benefited by approximately $23 million in pass through of higher raw material expenses to our customers and approximately $3 million in foreign exchange gains. Somewhat offsetting these increases were approximately $37 million of customer price concessions and lost or declining business, which includes the effect of the 4.3% decline in North American vehicles production from our three largest customers, as well as approximately $13 million relating to the movement of a facility to our Chassis group. Operating profit increased by $8.8 million due primarily to the increased volume noted above, but was offset somewhat by an approximate $1 million increase in fixed asset losses and a $5 million increase in losses on idle leased assets. Adjusted EBITDA increased by approximately $3.4 million in 2005 compared to 2004 due to the aforementioned reasons (offset by the $1 million increase in fixed asset losses and $5 million increase in losses on idle leased assets in 2005).

	Year Ended	Year Ended
Powertrain Segment	January 1, 2006	January 2, 2005
	(In thousands)
Sales	$886,227	$833,235
Operating profit	$55,196	$46,369
Depreciation and amortization	51,322	49,106
Loss on disposition of manufacturing facilities	$—	$7,600
Adjusted EBITDA	$106,518	$103,075
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$334	$241
Fixed asset losses	3,260	2,735
Loss on idle leased assets	5,357	—
Foreign currency (gains) losses	(1,199)	870

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $13.4 million in 2005 versus a loss of $35.9 million in 2004. We incurred approximately $18 million of expenses associated with our Independent Investigation in 2004, but 2005 expenses were also benefited by approximately $8 million increase in post retirement curtailment gains and elimination of certain plan benefits. After adjusting for these expenses, corporate expenses increased by approximately $4 million. The increase is primarily explained by approximately $1.8 million of additional restructuring expense and $1 million of incremental expense associated with our SOX 404 implementation efforts. Operating profit increased by $24.2 million due to the factors discussed above, as well as a $1.7 million decline in depreciation and amortization.

	Year Ended	Year Ended
Corporate/Centralized Resources	January 1, 2006	January 2, 2005
	(In thousands)
Operating profit	$(24,176)	$(48,341)
Depreciation and amortization	9,192	10,855
Stock award expense	—	563
Other, net	1,625	997
Adjusted EBITDA	$(13,359)	$(35,926)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$2,612	$828
Fixed asset losses	888	1,210
Foreign currency gains	619	—
Independent investigation fees	—	17,830

2004 Versus 2003

The below results represent activity from our continuing operations for the years ended January 2, 2005 and December 28, 2003.

Net Sales.   Net Sales by segment and in total for the years ended January 2, 2005 and December 28, 2003 were:

	Year Ended	Year Ended
Segment	January 2, 2005	December 28, 2003
	(In thousands)
Chassis Segment	$861,936	$370,052
Powertrain Segment	833,235	806,410
Total Company	$1,695,171	$1,176,462

Net sales from continuing operations for fiscal 2004 were $1,695.2 million versus $1,176.5 million for fiscal 2003. The primary driver of the increase in our 2004 sales was our New Castle acquisition, which contributed approximately $446 million for the year. In addition, we had approximately $108 million in additional volume related to new product launches and ramp up of existing programs and a $29 million benefit from foreign exchange movements. There was also a net $5 million benefit to sales as the price increases to our customers related to increased material prices were not entirely offset by our productivity related price discounts offered to our customers. However, these increases were partially offset by approximately $60 million related to the divestiture of two aluminum die casting facilities within our Powertrain segment, a reduction of approximately $6 million related to the divestiture of our Fittings business in May 2003 and a 2.6% decrease in North American vehicle production from our three largest customers (DaimlerChrysler, Ford and General Motors).

Gross Profit.   Gross profit by segment and in total for the years ended January 2, 2005 and December 28, 2003 were:

	Year Ended	Year Ended
Segment	January 2, 2005	December 28, 2003
	(In thousands)
Chassis Segment	$76,678	$51,144
Powertrain Segment	108,210	93,200
Corporate/centralized resources	(16,793)	(11,648)
Total Company	$168,095	$132,696

Our gross profit was $168.1 million or 9.9% of net sales for 2004 compared to $132.7 million or 11.3% of net sales for 2003. The increase of $35.4 million was primarily due to the $21 million contributed from the New Castle acquisition. In addition to the New Castle acquisition, we also benefited from an approximate $9 million reduction in fixed asset losses, an approximate $13 million increase from our Powertrain operations driven primarily by additional sales volume and a $5 million benefit in foreign exchange fluctuations. Partially offsetting these increases was a $3 million one-time payment made to one of our customers relating to a new business award. This item is explained in the segment discussion that follows. In addition to these factors, we have also experienced net raw material cost increases (net of price increases associated with the recovery of material costs to our customers) across our Chassis and Powertrain operations of approximately $7 million.

Selling, General and Administrative.   Selling, general and administrative expense was $126.5 million or 7.5% of net sales for 2004, compared to $108.9 million or 9.3% of total net sales for 2003. The $17.6 million increase from 2003 to 2004 is primarily related to approximately $18 million of expense associated with the Independent Investigation. These expenses relate to fees paid to our bank group for waivers, professional fees and severance expense for individuals terminated as a result of the Independent Investigation. Selling, general and administrative expenses also benefited by an approximate $1.5 million pension curtailment gain related to the disposition of two manufacturing facilities discussed earlier and an approximate $0.5 million postretirement curtailment gain related to the elimination of benefits for salaried employees not grandfathered by having obtained age 50 with five years of service or 20 years of services as of January 1, 2003. The reduction in selling, general and administrative expenses as a percentage of net sales reflects the benefits from restructuring efforts initiated in 2003 and the fact that New Castle was able to integrate into our operation without significant additional administrative investment.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the years ended January 2, 2005 and December 28, 2003 was:

	Year Ended	Year Ended
Segment	January 2, 2005	December 28, 2003
	(In thousands)
Chassis Segment	$44,864	$22,310
Powertrain Segment	49,106	48,028
Corporate/centralized resources	10,855	9,337
Total Company	$104,825	$79,675

The net increase in depreciation and amortization of approximately $25.2 million is principally explained by the $18.6 million of depreciation and amortization expense associated with our New Castle acquisition. Additionally, for the past several years capital spending has been in excess of our depreciation expense. Thus, the additional capital spending primarily accounts for the remaining increase in depreciation expense.

Fixed Asset Disposal Losses.   We incurred $2.3 million in fixed asset disposal losses in 2004 compared to fixed asset disposal losses of $8.8 million and a loss on idle leased assets of $2.7 million in 2003. The

2003 loss represents approximately 2% of total property and equipment on our audited consolidated balance sheet. We initiated fixed asset inventories in select operating units in 2003, and, as a result, identified assets that had become idled or otherwise impaired beyond their current depreciated values. We also identified several assets under longer term lease schedules that were currently idled or impaired. Fixed asset losses are recorded as a component of cost of goods sold in our audited consolidated statement of operations.

Restructuring Charges.   We incurred approximately $2.5 million of restructuring costs in fiscal 2004 compared to $12.7 million incurred in fiscal 2003. Of the 2004 charges, approximately $1.4 million relates to our Chassis segment, where the majority of the charge relates to the closure of a facility in Europe. An additional $0.8 million relates to costs to reduce headcount in our Corporate center with the remaining amounts relating to headcount reductions in our Powertrain segment. Net restructuring activity for fiscal 2004 is as follows:

	Acquisition Related	2002 Additional Severance	2003 Additional Severance	2004 Additional Severance
	Severance	And Other	And Other	And Other
	Costs	Exit Costs	Exit Costs	Exit Costs	Total
	(In thousands)
Balance at December 28, 2003	$1,089	$348	$7,322	$—	$8,759
Charges to expense	—	—	—	2,455	2,455
Cash payments	(290)	(361)	(4,605)	(2,010)	(7,266)
Other adjustments	(40)	—	40	—	—
Reversal of unutilized amounts	(84)	—	—	—	(84)
Balance at January 2, 2005	$675	$(13)	$2,757	$445	$3,864

Asset Impairment.   In our fiscal 2003 analysis, we recorded a $4.9 million charge in our Powertrain segment associated with two plants with negative operating performance in our fiscal 2003 financial results in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Subsequent to December 28, 2003, these two facilities were sold to an independent third party. The sales price to this third party was used to determine the fair market value of the facilities for the SFAS No. 144 impairment analysis.

Disposition of Manufacturing Facilities.   In connection with our sale of the two aluminum die casting facilities in our Powertrain segment discussed above, we incurred a $7.6 million loss for fiscal 2004. This loss represents a book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets. See Note 19, Disposition of Businesses to the audited consolidated financial statements for additional discussion.

Operating Profit.   Operating profit was $31.5 million for 2004 compared to $6.2 million in 2003. The $25.3 million increase in operating profit is the result of the $35.4 million increase in gross profit, the $17.6 million increase in selling, general and administrative expenses, the net change between the $7.6 million loss on disposition of manufacturing facilities recorded in 2004 and the $4.9 million asset impairment charge taken in 2003 and the reduction of approximately $10.3 million in restructuring charges year over year. The elements of each of these variations are discussed in greater detail above.

	Year Ended	Year Ended
Segment	January 2, 2005	December 28, 2003
	(In thousands)
Chassis Segment	$33,513	$19,254
Powertrain Segment	46,369	26,639
Corporate/centralized resources	(48,341)	(39,678)
Total Company	$31,541	$6,215

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA increased to $145.5 million in 2004 from $93.2 million in 2003. The primary drivers of this increase are explained above in the operating profit discussion and will be further detailed in the segment detail that follows. Additionally, in the “Segment Information” below provides a reconciliation between Adjusted EBITDA and operating profit.

	Year Ended	Year Ended
Segment	January 2, 2005	December 28, 2003
	(In thousands)
Chassis Segment	$78,377	$42,004
Powertrain Segment	103,075	79,535
Corporate/centralized resources	(35,926)	(28,303)
Total Company	$145,526	$93,236
Memo: Fixed asset losses included in the calculation of both operating profit and Adjusted EBITDA	$2,275	$8,795
Memo: Loss on idle leased assets included in the calculation of both operating profit and Adjusted EBITDA	—	2,675
Other, net (income) expense included in the calculation of Adjusted EBITDA	$(997)	$610

Interest Expense.   Interest expense increased by $6.5 million due to higher average debt levels in 2004 compared to 2003. This increase is principally due to $3.2 million in interest arising from the 10% senior subordinated notes from our New Castle acquisition, the $13.2 million in interest arising from our 10% senior notes issued in October 2003 and approximately $7 million in interest arising from higher debt balances resulting from increased usage of our revolving credit and slightly increased borrowing rates on our senior debt facilities. These increases were offset by a decrease of $4.0 million in cash interest expense and $7.2 million of interest accretion related to the redemption of the $98.5 million outstanding balance on the 4.5% subordinated debentures that were paid off in December 2003 and $5.4 million in interest expense related to the maturity of our interest rate arrangements in February 2004.

Gain on the Maturity of Interest Rate Arrangements.   In the first quarter of 2004, we recorded a $6.6 million non-cash gain on the maturity of these interest rate arrangements which is reflected as a “non-cash gain on maturity of interest rate arrangements” in our audited consolidated statement of operations. See the “Liquidity and Capital Resources” section below for additional discussion of our capital structure.

Equity Income (Loss) from Affiliates, Net.   Equity income (loss) from affiliates, net increased from a loss of $20.7 million in 2003 to income of $1.5 million in 2004 due to the operating results of our equity affiliates.

Gain on the Sale of Investments in Saturn and TriMas.   In addition to the equity earnings, we recognized a net gain of $8.0 million on the sale of our interest in Saturn Electronics, which was sold in December 2004, and a gain on the sale of a portion of our investment in TriMas to Masco Corporation which was sold in November 2004. Our equity earnings (loss) from affiliates reflect the change in ownership percentages based upon the date of the sales of the investments. See Note 6, Equity Investments and Receivables from Affiliates to the audited consolidated financial statements for additional discussion of the sale of both the Saturn and TriMas investment amounts.

Other, Net.   Other, net increased by $0.1 million to a loss of $7.0 million in 2004 compared to a loss of $7.1 million in 2003. In conjunction with our 2004 credit facility amendment, $1.2 million of the unamortized balance related to the 2003 credit facility amendment was expensed in 2004. This increase in Other, net was partially offset by a gain on the disposition of a joint venture in Korea during the second quarter of 2004.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $1.1 million in 2004) were $19.9 million in 2004 as compared to $9.3 million in 2003. This increase is due to the dividends on the $64.5 million of preferred stock issued in connection with the New Castle acquisition and compounded interest on preexisting preferred stock. Due to our adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as of the first quarter of 2004, preferred stock dividends are included in “other expense, net” on our audited consolidated statement of operations beginning in 2004.

Taxes.   The provision for income taxes for 2004 was a benefit of $35.6 million as compared to a benefit of $13.1 million for 2003. Our effective tax rate for 2004 was a benefit of 58% compared to a benefit of 14% for 2003. The increase in the effective tax rate to 58% results mostly from the inclusion of federal income tax refunds received in excess of prior recorded amounts, benefit recorded for a change in accrual for previously recorded tax contingencies and the taxation of income in foreign jurisdictions at rates lower than the U.S statutory rate.

Income (Loss) from Discontinued Operations.   The loss from discontinued operations increased $10.8 million from income in 2003 of $8.4 million to a loss of $2.4 million in 2004.

Segment Information

Chassis Segment.   Sales for our Chassis segment increased to $861.9 million in 2004 as compared to $370.1 million in 2003. The primary drivers of the approximate $492 million increase in sales is a $446 million contribution from the New Castle acquisition, additional volume from new product launches of approximately $35 million, an approximate $16 million benefit in foreign exchange fluctuations, and approximately $3 million in price increases (net of material cost recovery and productivity related price concessions to our customers) incurred in fiscal 2004 offset by a $6 million decrease due to the divestiture of our Fittings business in May 2003.

	Year Ended	Year Ended
Chassis Segment	January 2, 2005	December 28, 2003
	(In thousands)
Sales	$861,936	$370,052
Operating profit	$33,513	$19,254
Depreciation and amortization	44,864	22,310
Legacy stock award expense	—	440
Adjusted EBITDA	$78,377	$42,004
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$1,387	$2,536
Fixed asset (gains) losses	(1,670)	1,889
Loss on idle leased assets	—	225
Foreign currency losses	70	260

Operating income increased by approximately $14.3 million due primarily to the $21 million contribution from the New Castle acquisition (results are net of approximately $10 million in operating leases used to finance the acquisition), an increase in fixed asset gains over the prior year by approximately $3.6 million and a reduction in restructuring charges from 2003 of approximately $1.1 million. In addition, other items reducing operating profit included an increase of approximately $4.0 million in depreciation and amortization relating to the Chassis entities other than New Castle, approximately $1.5 million from the divestiture of our Fittings operation, approximately $2 million in net raw material price increases, approximately $2 million in customer pricing concessions and approximately $1.7 million in additional lease expense associated with new sale leaseback transactions entered into in 2004. Adjusted EBITDA increased by approximately $36.4 million in 2004 compared to 2003 due to the aforementioned explanations.

Powertrain Segment.   Sales for our Powertrain segment were $833.2 million in 2004 as compared to $806.4 million in 2003. The $26.8 million increase primarily reflects $73 million in additional volume from new product launches and an approximate $13 million benefit related to foreign exchange movements. These increases were offset by approximately $60 million related to the divestiture of two aluminum die casting facilities. Operating profit increased primarily due to $15 million resulting from increased sales volume on new programs, a decrease in fixed asset losses of approximately $4.7 million in 2004 versus 2003, a $6.6 million improvement from the disposition of two aluminum die casting manufacturing facilities, a reduction in restructuring charges from 2003 of approximately $4.1 million and an approximate $1.3 million benefit related to foreign exchange movements. However, our Powertrain segment’s operating margins were negatively impacted by an increase in asset impairments recognized of $2.7 million, approximately $5 million in raw material cost increases (net of price increases associated with the recovery of material costs to our customers), a $3 million one-time payment made to one of our customers relating to new business award and incremental depreciation and amortization expense of $1.1 million. Adjusted EBITDA increased by approximately $23.5 million in 2004 compared to 2003 due to the aforementioned reasons.

	Year Ended	Year Ended
Powertrain Segment	January 2, 2005	December 28, 2003
	(In thousands)
Sales	$833,235	$806,410
Operating profit	$46,369	$26,639
Depreciation and amortization	49,106	48,028
Asset impairment	—	4,868
Loss on disposition of manufacturing facilities	7,600	—
Adjusted EBITDA	$103,075	$79,535
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$241	$4,377
Fixed asset losses	2,735	7,409
Loss on idle leased assets	—	2,450
Foreign currency (gains) losses	870	(1,270)

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $35.9 million in 2004 versus a loss of $28.3 million in 2003. We incurred approximately $18 million of expenses associated with our Independent Investigation. After considering these expenses, corporate expenses decreased by approximately $10 million. The reduction is principally explained by a $5.0 million reduction in restructuring charges in 2004, pension and postretirement curtailment gains of approximately $2.0 million in 2004 and discussed further in Note 26, Employee Benefit Plans, a decrease in fixed asset losses of $1 million in 2004 and a decrease of $1.6 million in Other, Net. The remaining decrease in

Corporate costs primarily relates to a reduction in overall expenses in part related to restructuring eventsinitiated in 2003. Operating profit decreased by $8.7 million, which is also explained in the factors described above and a $1.5 million increase in depreciation and amortization and a $2.1 million decrease in stock award expense.

	Year Ended	Year Ended
Corporate/Centralized Resources	January 2, 2005	December 28, 2003
	(In thousands)
Operating profit	$(48,341)	$(39,678)
Depreciation and amortization	10,855	9,337
Legacy stock award expense	563	2,648
Other, net	997	(610)
Adjusted EBITDA	$(35,926)	$(28,303)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$828	$5,830
Fixed asset losses	1,210	2,172
Independent investigation fees	17,830	—

Liquidity and Capital Resources

Overview.   Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility and factoring agreements. As of January 1, 2006, we have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a shutdown by our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at January 1, 2006 collection of approximately $20.3 million of accounts receivable was accelerated under the remaining programs. In addition to the above programs, we continue to collect approximately $12 million per month on an accelerated basis as a result of favorable payment terms that we negotiated with one of our customers, through an agreement that expires December 31, 2006. These payments are received on average 18 days after shipment of product to our customer. While the impact of the discontinuance of the accelerated collection programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we continue to examine other alternative programs in the marketplace, as well as enhanced payment terms directly from our customers.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In 2005, we used our cash primarily to service our debt obligations and to fund our capital expenditure requirements.

Liquidity.   At January 1, 2006 we had approximately $115 million of undrawn commitments, which consisted of $71.6 million and $43.4 million from our revolving credit facility and accounts receivable securitization facility, respectively. Availability under our accounts receivable securitization facility agreement at such date is based on a day earlier receivables report so it should be noted that, as is the case at each quarter end, receivables paid on the last day of the quarter will reduce availability on the next business day. The amount of this reduction was $28.7 million as of January 3, 2006. It should also be noted that January and July are typically periods in which the Company seasonally experiences lower availability. In addition, we had $3.7 million in cash on our audited consolidated balance sheet. Approximately $59.6 million and $83.4 million were outstanding on our revolving credit facility and accounts receivable securitization facility, respectively, at January 1, 2006. Our access to these two facilities is limited by certain covenant restrictions (see “Debt, Capitalization and Available Financing Sources” for further discussion on our debt covenants). At January 1, 2006, we were limited by these covenant restrictions and could thus draw only $70.4 million from these facilities of the $115 million total available in undrawn commitments.

At January 1, 2006, our maximum debt capacity (including amounts drawn under our accounts receivable securitization program) is computed by multiplying our leverage ratio covenant of 4.75 by our bank agreement defined EBITDA, or approximately $215.4 million. Thus, our total debt capacity at January 1, 2006 is approximately $1,023.1 million. Our actual debt plus the accounts receivable securitization at January 1, 2005 approximated $952.7 million, or approximately $70.4 million less than our total capacity. Thus, as discussed above, as of January 1, 2006, we had access to only $70.4 million of the total $115 million in undrawn commitments discussed above that we could have drawn from our revolving credit and accounts receivable securitization facilities.

It should be noted that our liquidity at quarter and year end tends to reflect peak availability due to our natural cash collection cycle. Liquidity in the middle of the month tends to represent our lowest level. Over the last fiscal year, our trough liquidity has generally ranged between $15 million and $60 million. See “Liquidity Arrangements,” “Leverage; Ability to Service Debt” and “Substantial Restrictions and Covenants” in Item 1A, Risk Factors. However, we have taken actions that have improved our trough liquidity in early 2006:  the sale of our North American Forging business, the net $25 million increase of our term loan facility and the February 3, 2006 amended and restated credit agreement. There can be no assurance that our liquidity will actually improve in the coming year as it may be adversely impacted by other factors, many of which are beyond our control, including those referred to below and elsewhere in this Form 10-K.

On February 3, 2006, we entered into an amended and restated credit agreement in which the covenant restrictions discussed above were significantly relaxed. The amendment and restatement affects the following principal changes, as well as updating and technical changes, to the existing credit agreement: (a) it adds an additional $50 million of term loans, of which $25 million was used to prepay the preexisting term loan; (b) it adjusts certain covenants to take account for the North American Forging divestiture and to provide the Company with additional covenant flexibility; and (c) it increases pricing on the existing revolving credit facility. We are required to use the proceeds from the divestiture of North American Forging to prepay (a) $25 million of the preexisting term loan and (b) to repurchase at least $45 million of assets currently under operating lease arrangements. At the time of this filing, we have repurchased approximately $48 million of assets under these operating leases with the proceeds from the North American Forging sale. Excess proceeds can be used to repurchase additional assets under operating lease arrangements and to increase our liquidity through repayment of outstanding obligations under our revolving credit and accounts receivable securitization facilities. In connection with the repurchase of these leased assets, the Company will complete a valuation to determine the fair value of the assets purchased. Based upon the results of this valuation, the Company expects to incur a loss associated with the buyback of the leased assets. On February 3, 2006, pursuant to the terms of the amended and restated credit agreement, we borrowed $50 million of additional term loans. All term loans mature on December 31, 2009. Based on the new covenants, the changes and modifications discussed above, the net $25 million additional term loan and the full collection of the outstanding accounts receivable from our North American Forging business, at January 1, 2006 our undrawn commitments would have increased to approximately $183 million. Thus, our available liquidity at this date would have approximated $183 million, comprised of $143 million under our revolving credit facility and $40 million under our accounts receivable securitization facility. In addition to the above assumptions, this calculation assumes that the excess proceeds of the North American Forging sale and the term loan facility are used to pay down our revolving credit facility.

However, it should be noted that our working capital tends to be at its seasonal lowest point at the end of our fiscal year, which correspondingly means our liquidity is highest at year end assuming all other factors remain the same. Additionally, our accounts receivable securitization facility availability is based on several factors including the credit ratings of our customer base, the customer concentration levels in the accounts receivable securitization facility and the overall collection performance of our accounts. For example, the recent bankruptcy of Dana Corporation resulted in an immediate $6.9 million reduction in our accounts receivable securitization availability. Due to the general industry environment, the availability of this program has decreased in the first part of 2006 and could be expected to decrease further if the industry environment does not improve.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, Czech Republic, United Kingdom and Mexico on a non-recourse basis. As of January 1, 2006, we had available approximately $61.7 million from these commitments, and approximately $50.4 million of receivables were sold under these programs.

TriMas Common Stock.   On November 12, 2004, we sold approximately 924,000 shares of TriMas stock to Masco Corporation for $23 per share, or a total of $21.3 million. The gain recognized on the sale of this stock to Masco was $2.9 million. The Company continues to own 4.8 million shares of TriMas stock, or approximately 24% of the total outstanding shares of TriMas. Masco Corporation owns approximately 6% of the Company’s outstanding shares.

Saturn Common Stock.   On December 22, 2004, we sold our 36% common equity investment in Saturn Electronics & Engineering, Inc. (“Saturn”) for gross consideration totaling $15 million. Pursuant to modified agreements with former holders of the Company’s common stock as of November 28, 2000, such holders received a portion of the net proceeds from this disposition of Saturn. Total consideration paid to the former stock holders was $2.4 million. The gain recognized on the disposition of Saturn was $5.1 million.

Debt, Capitalization and Available Financing Sources.   On December 20, 2005, we entered into a senior secured loan facility. This senior secured loan facility provides for term loans totaling $20 million, of which $10.5 million was drawn as of January 1, 2006 and the remainder of which is available until June 30, 2006 to finance in part the purchase of additional specified machinery and equipment. A commitment fee of 7.5% per annum on the unused portion of this loan will accrue through June 30, 2006. The senior secured loan facility matures December 31, 2009.

In December 2004, we obtained an amendment of our credit facility to, among other things, modify certain negative covenants. Under this amendment, the applicable interest rate spreads on our term loan obligations increased from 4.25% to 4.50% over the current London Interbank Offered Rate (“LIBOR”) and our leverage covenant was modified to be less restrictive. A commitment fee of 1% per annum is assessed on the unused portion of the revolving credit facility. Subsequent to the year ended January 1, 2006, on February 3, 2006, we entered into an amended and restated credit agreement as described in Note 31, Subsequent Events, to our audited consolidated financial statements. The amended and restated credit agreement provides us with more favorable terms and additional funding on our revolving credit and term loan facilities.

On December 31, 2003, we issued $31.7 million of 10% senior subordinated notes due 2014 to DaimlerChrysler. These notes have a carrying amount of $27.5 million as of January 1, 2006. The notes were issued as part of the financing of the New Castle acquisition.

On October 20, 2003, we issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. As these notes were not registered within 210 days from the closing date, the annual interest rate increased by 1% until the registration statement was declared effective in November 2005. The net proceeds from this offering were used to redeem the balance of the $98.5 million aggregate principal amount of the outstanding 4.5% subordinated debentures that were due in December 2003, and to repay $46.6 million of term loan debt under our credit facility. As a result of this term loan repayment, our semi-annual principal installments on the term loan facility were decreased to $0.4 million with the remaining outstanding balance due December 31, 2009. In connection with this financing, we agreed with our banks to decrease our revolver facility from $250 million to $200 million.

In July 2003, we obtained an amendment to our credit facility to, among other things, permit the $150 million offering of 10% senior subordinated notes and the use of proceeds therefrom, modify certain negative and financial covenants and permit us to complete the acquisition of DaimlerChrysler’s common and preferred interest in the New Castle joint venture under certain conditions. Under this amendment, the applicable interest rate spreads on our term loan obligations increased from 2.75% to 4.25% over the current LIBOR.

The credit facility includes a term loan with $350.2 million outstanding and a revolving credit facility with a principal commitment of $200 million (prior to our October 2003 senior note offering, this facility was $250 million). The revolving credit facility matures on May 28, 2007 and the term loan facility matures on December 31, 2009. The obligations under the credit facility are collateralized by substantially all of our assets and of the assets of substantially all of our domestic subsidiaries and are guaranteed by substantially all of our domestic subsidiaries on a joint and several basis.

The following summarizes our outstanding debt as of January 1, 2006 and January 2, 2005:

	January 1, 2006	January 2, 2005
	(In thousands)
Senior credit facilities:
Term loan (8.58% variable interest at January 1, 2006)	$350,193	$351,077
Revolving credit facility (8.5% to 10.5% interest at January 1, 2006)	59,605	63,542
Total senior credit facility	409,798	414,619
Senior secured term loan credit facility, with interest payable quarterly, due 2009 (13.75% variable interest at January 1, 2006)	10,500	—-
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value $31.7 million)	27,469	27,179
Other debt (various interest rates; includes capital lease obligations)	9,612	18,102
Total	$857,379	$859,900
Less current maturities	(6,640)	(12,047)
Long-term debt	$850,739	$847,853

At January 1, 2006, we were contingently liable for standby letters of credit totaling $68.8 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers’ compensation claims.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to cash interest expense coverage ratio to exceed 2.30 through April 2, 2006, 2.50 through July 2, 2006, 2.65 through October 1, 2006 and increasing to 2.75 through December 31, 2006; and a debt to EBTIDA ratio not to exceed 4.75 through April 2, 2006, decreasing to 4.50, 4.25 and 4.00 for the quarters ending July 2, 2006, October 1, 2006 and December 31, 2006, respectively. On February 3, 2006, we entered into an amended and restated credit agreement in which the covenant restrictions were significantly relaxed. The amended EBITDA to cash interest expense coverage ratio is now to exceed 2.20 through the year ended January 1, 2006 and 1.75 through the year ending December 31, 2006; and the amended debt to EBITDA leverage ratio is not to exceed 4.75 through the year ended January 1, 2006 and 5.25 through the year ending December 31, 2006. We were in compliance with the new financial covenants throughout the year. Based on our anticipated EBITDA performance, we anticipate being in covenant compliance over the next four quarters.

New Castle Acquisition.   We successfully completed our purchase of DaimlerChrysler’s common and preferred interests in NC-M Chassis Systems, LLC (“New Castle”) on December 31, 2003. We financed this acquisition with $118.8 million in cash, $31.7 million in aggregate principal amount of a new issue of 10% senior subordinated notes (fair value of $26.9 million as of December 31, 2003) and $64.5 million in aggregate liquidation preference Series A-1 preferred stock (fair value of $55.3 million as of December 31, 2003). The cash portion of the consideration was funded in part with the net cash proceeds of approximately $65 million from the sale to and subsequent leaseback of certain equipment from General Electric Capital Corporation, and the remainder was funded through the Company’s revolving credit facility.

Interest Rate Hedging Arrangements.   All of our interest rate protection arrangements matured in February 2004, and as a result of their maturity, a cumulative non-cash pre-tax gain of $6.6 million was recorded and is reflected as a gain on maturity of interest rate arrangements in our audited consolidated statement of operations for the year ended January 2, 2005. Prior to the expiration of these agreements, we recognized additional interest expense of $1.1 million in 2004. Prior to their maturity, $6.6 million was included in accumulated other comprehensive income related to these arrangements.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for our foreign subsidiaries reporting in local currencies and as a component of income for our foreign subsidiaries using the U.S. dollar as the functional currency. The portion of our accumulated other comprehensive income relating to cumulative translation adjustments was $(44) million in 2005 and $33 million in 2004, due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the Euro.

As of January 1, 2006 and January 2, 2005, our net current assets (defined as total assets less total liabilities) subject to foreign currency translation risk were $987.4 million and $995.3 million, respectively. The potential decrease in net total assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $98.7 million and $99.5 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Risk.   We generally manage our risks associated with interest rate movements through the use of a combination of variable and fixed rate debt. Approximately $423.1 million of our debt was variable rate debt at January 1, 2006. A hypothetical 25 bps adverse movement in the interest rate on variable rate debt would affect earnings on an annual basis by approximately $1.1 million. Approximately $438.6 million of our debt was fixed rate debt at January 1, 2006. A hypothetical 25 bps adverse movement in interest rates would result in a loss in the fair value of this fixed rate debt of approximately $7.9 million.

Off-Balance Sheet Arrangements

Our Receivables Facility.   On April 29, 2005, the Company and our newly formed wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”), entered into a new accounts receivable financing facility with General Electric Capital Corporation (“GECC”). Concurrent with entering into the new facility, our former accounts receivable financing facility with JPMorgan Chase Bank, N.A. was terminated. On July 8, 2005, the Company and MRFC amended and restated our existing accounts receivable financing facility with GECC. The terms of the facility that were amended and restated include (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represents the completion of the final step of the multi-step receivables facility modifications initiated on April 29, 2005.

We have entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $6.5 million and $2.9 million for the years ended January 1, 2006 and January 2, 2005, respectively, and is included in other expense, net in the Company’s audited consolidated statement of operations. Prior to April 29, 2005, the Company’s trade accounts receivable of substantially all domestic business operations were sold in connection with the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. At January 1, 2006, the Company’s funding under the facility was $83.4 million with availability based upon qualified receivables of $126.8 million and $43.4 million available but not utilized at January 1, 2006. The interest rate was based on LIBOR plus 2.25% at January 1, 2006. In addition, we are required to pay a fee of 0.5% on the unused portion of the facility.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, Czech Republic, United Kingdom and Mexico on a non-recourse basis. As of January 1, 2006 and January 2, 2005, we had available approximately $61.7 million and $63.5 million from these commitments, and approximately $50.4 million and $53.1 million of receivables were sold under these programs, respectively. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements is recorded in other expense, net on the Company’s audited consolidated statement of operations.

Certain Other Commitments.   We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

Sale-Leaseback Arrangements.   We have engaged in a number of sale-leaseback transactions, including three transactions during 2005. In February 2005, we entered into a sale-leaseback transaction for machinery and equipment with a third party lessor, and received $11.4 million cash as part of this transaction. We entered into two additional sale-leaseback transactions for machinery and equipment with third party lessor in April 2005 and September 2005, and received $4.9 million and $5.2 million cash as part of these transactions, respectively. Each of these sale-leasebacks is accounted for as an operating lease with combined annual lease expense of approximately $4 million.

In December 2004, we entered into two sale-leaseback transactions for machinery and equipment with third party lessors. We received $11.8 million and $7.2 million cash as part of these two transactions, of which $7.3 million related to the Forging Operations. In June 2004, we entered into a sale-leaseback transaction for machinery and equipment whereby we received $7.5 million cash as part of this transaction. Each of these three sale-leasebacks is accounted for as an operating lease with combined annual lease expense of approximately $5 million. On December 31, 2003, we entered into a sale-leaseback with proceeds of approximately $4.5 million. This lease was accounted for as a capital lease and the present value of lease payments is therefore reflected in our debt balance. We also entered into a $65 million sale-leaseback on December 31, 2003, as part of our financing related to the purchase of New Castle. This lease for New Castle equipment is accounted for as an operating lease and the annual lease expense is approximately $10 million.

In March 2003, we entered into a sale-leaseback transaction with respect to certain manufacturing equipment for proceeds of approximately $8.5 million, of which $1.4 million related to the Forging Operations. In October 2003, we entered into a sale-leaseback transaction for machinery and equipment for additional proceeds of $8.5 million, of which $0.5 million related to the Forging Operations. In July 2003, we entered into an approximate $10 million operating lease associated with the acquisition of our Greensboro, North Carolina facility. The proceeds from this lease were used to finance a portion of the acquisition of this facility from Dana Corporation. All of these leases are accounted for as operating leases. The sale-leasebacks initiated in 2003 contribute an additional $3.8 million in annualized lease expense.

We continue to rely on sale-leaseback and other leasing opportunities as a source of cash to finance capital expenditures and for debt reduction and other uses. Our 2006 capital and operating lease commitments are approximately $59 million. (see “Contractual Cash Obligations” for a summary of our future commitments).

Redeemable Preferred Stock.   We have outstanding $180.9 million in aggregate liquidation value ($110.0 million aggregate carrying value as of January 1, 2006) of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13%, 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. The Series A cash dividends increase from 13% to 15% for periods after December 31, 2005. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid in 2005, 2004 or 2003. At January 1, 2006, there were unpaid accrued dividends of $61.9 million, resulting in redeemable preferred stock of $171.9 million. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

TriMas Receivables.   We have recorded approximately $8.6 million as of January 1, 2006, consisting of receivables related to certain amounts from TriMas, $4.8 million of which is recorded in equity investments and receivables in affiliates in the Company’s audited consolidated balance sheet as of January 1, 2006. These amounts include TriMas’ obligations resulting from tax net operating losses created prior to the disposition of TriMas of approximately $2.2 million, pension obligations of approximately $4.2 million, and reimbursement due for cash payments made related to postretirement obligations and various invoices paid on TriMas’ behalf of approximately $1.4 million.

In 2005, TriMas agreed to indemnify us for the cost of certain postretirement benefit plans for retired employees of former operations attributed to TriMas. As a result, as of January 1, 2006, we recorded a $1.0 million receivable due from TriMas as reimbursement for amounts previously paid, a reduction of $4.0 million in our long-term liability for amounts expected to be paid in future periods, a $4.7 million reduction in equity investments in and receivables from affiliates and a reduction in cost of sales of $0.2 million.

Credit Rating.   Metaldyne is rated by Standard & Poor’s and Moody’s Ratings. As of January 1, 2006, we have long-term ratings from Standard & Poor’s and Moody’s of B/B3 on our senior credit facility, CCC+/Caa1 on our 10% senior notes due 2013 and CCC+/Caa2 on our 11% senior subordinated notes due 2012, respectively. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase, our ability to access certain financial markets may become limited, the perception of the Company in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Capital Expenditures.   Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures for our continuing operations by product segment for the periods presented were:

	2005	2004	2003
	(In thousands)
Capital Expenditures:
Chassis	$42,029	$52,508	$42,398
Powertrain	69,070	86,228	59,263
Corporate	648	1,538	14,620
Total	$111,747	$140,274	$116,281

We anticipate that our capital expenditure requirements for fiscal 2006 will be approximately $70 million. The significant decline in expenditures is primarily driven by the completion of a several year initiative to expand our global reach across numerous technologies and product lines. Over this period, we believe we have invested significantly more capital than our competitors. In 2006, we anticipate that our investment will be lower than in recent years as many of our global initiatives have been completed. Further, we expect to benefit from many of the large expenditures made in 2003, 2004 and 2005 over the next several years. The $70 million does not include the required prepayment of at least $45 million of operating leases with the North American Forging divestiture proceeds. Our amended and restated credit agreement contains limitations on capital expenditure funding which affects the level of capital expenditures beginning in 2006.

Contractual Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under lease agreements and various severance obligations undertaken. The following table summarizes our fixed cash obligations over various future periods as of January 1, 2006.

	Payments Due by Periods
		Less Than	1-3	3-5	After
	Total	One Year	Years	Years	5 Years
	(In millions)
Long-term debt	$522	$29	$117	$376	$—
Senior secured term loan credit facility	16	1	3	12	—
11% Senior subordinated notes due 2012	428	28	55	55	290
10% Senior notes due 2013	268	15	30	30	193
10% Senior subordinated notes due 2014	57	3	6	6	42
Other debt	4	4	—	—	—
Capital lease obligations	7	3	2	2	—
Operating lease obligations	343	56	104	75	108
Purchase obligations(1)	69	56	13	—	—
Redeemable preferred stock, including accrued dividends	458	23	56	74	305
Pension contributions (data available through 2010)	97	24	52	21	—
Contractual severance	2	2	—	—	—
Total contractual obligations(1)	$2,271	$244	$438	$651	$938

(1)          Total purchase obligations and contractual obligations exclude accounts payable and accrued liabilities.

Total contractual obligations at January 1, 2006 include interest expense and preferred stock dividend obligations based on the terms of each agreement or the rate as of January 1, 2006 for variable instruments.

At January 1, 2006, we were contingently liable for standby letters of credit totaling $68.8 million issued on our behalf by financial institutions. We are also contingently liable for future product warranty claims. We provide comprehensive warranties to our customers. As a result of these warranties, we may be responsible for costs associated with a product recall caused by a defect in a part that we manufacture. We continuously monitor potential warranty implications of new and current business to assess whether a liability should be recognized. The Company has experienced relatively nominal warranty costs and no significant warranty accrual is reflected in the January 1, 2006 and January 2, 2005 audited consolidated balance sheet.

Pension Plans and Post Employment Benefits

We sponsor defined benefit pension plans covering certain active and retired employees in the United States, Canada and Europe. On January 2, 2005, the projected benefit obligation (calculated using a 5.99% discount rate) exceeded the market value of plan assets by $121.2 million. During 2005, we made contributions, including employee contributions and benefit payments made directly by Metaldyne, of $22.3 million to the defined benefit plans. The underfunded status at January 1, 2006 is $120.8 million (assuming a 5.66% discount rate). Under SFAS No. 87, “Employers’ Accounting for Pensions,” Metaldyne is required annually on September 30 to re-measure the present value of projected pension obligations as compared to plan assets at market value. Although this mark-to-market adjustment is required, we maintain a long-term outlook for developing a pension-funding plan. In addition, we are in a period of very low interest rates, which results in a higher liability estimate.

Underfunded
Status
(PBO Basis)
(In thousands)
January 2, 2005	$(121,242)
Pension contributions	22,343
2005 asset returns	18,068
Impact of U.S. discount rate decrease by 25 basis points	(10,110)
Interest and service cost	(20,800)
Other	(9,016)
January 1, 2006	$(120,757)

The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized rating agencies. The discount rate determined on that basis decreased from 5.99% for 2004 to 5.66% for 2005. This 33 basis point decline in the discount rate had the effect of increasing the underfunded status of our U.S. pension plans by approximately $10.1 million.

For 2005, we have assumed a long-term asset rate of return on pension assets of 8.96%. We will utilize an 8.96% long-term asset rate of return assumption again in 2006. In developing the 8.96% expected long-term rate of return assumption, we evaluated input from our third party pension plan asset managers, including a review of asset class return expectations and long-term inflation assumptions. At January 1, 2006, our actual asset allocation was consistent with our asset allocation assumption.

Our pension expense was $6.0 million and $4.2 million for 2005 and 2004, respectively. For 2006, we expect pension expense to be $8.6 million. As required by accounting rules, our pension expense for 2006 is determined at the end of September 2005. However, for purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in assumptions:

	Impact On
Change In Assumptions	Pension Expense	Impact On PBO
	(In millions)
25 bp decrease in discount rate	$820	$11,642
25 bp increase in discount rate	(846)	(11,622)
25 bp decrease in long-term return on assets	546	N/A
25 bp increase in long-term return on assets	(546)	N/A

We expect to make contributions of approximately $23.7 million to the defined benefit pension plans for 2006. This amount assumes that the funding law applicable for 2005 is extended as proposed by Congress for the 2006 plan year. Absent this extension, we would expect to contribute an additional $2 million to the defined benefit pension plans for 2006.

On January 1, 2003, we replaced our existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits no longer accrue after 2002 for these employees. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age. Our 2006 defined contribution (profit-sharing and 401(k) matching contribution) expense will be approximately $11.0 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and our eligible retirees generally pay a premium for this benefit that is less than the Part D premium. Therefore, we have concluded that these benefits are at least actuarially equivalent to the Part D program so that we will be eligible for the basic Medicare Part D subsidy. An application to obtain this subsidy has been submitted to Medicare and we expect to receive $0.2 million in 2006.

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The federal subsidy reduced our postretirement benefit obligation by approximately $7.0 million; this savings is reflected in the balance at January 1, 2006. For 2005, we recognized a net reduction in postretirement expense of $0.9 million as a result of the subsidy.

In December 2004, we announced that we will discontinue retiree medical and life insurance coverage to our salaried and nonunion retirees and their beneficiaries effective January 1, 2006. This event has no impact on our 2004 annual results since the announcement occurred subsequent to the September 30, 2004 measurement date for postretirement benefits. We recorded a curtailment gain of $2.1 million for the year ended January 1, 2006 pursuant to this announcement, which is included in selling, general and administrative expenses in our audited consolidated statement of operations. Additionally, we recorded a benefit for net periodic benefit costs of $5.4 million, of which $1.1 million is included in selling, general and administrative expenses and $4.3 million is included in cost of sales in our audited consolidated statement of operations. Had we not made the changes noted above, our expense would have been approximately $4.5 million, or $9.9 million higher than actually recorded in 2005.

As a result of the discontinuation of retiree medical and life insurance coverage discussed above, we expect to receive an estimated cash savings of $1.0 million in 2006. We expect to make contributions of approximately $1.6 million to the postretirement medical and life insurance benefit plans for 2006.

As a condition of the sale of the Forging Operations, all defined benefit pension plan obligations relating to the Forging Operations’ employees will be retained by us. Postretirement medical and life insurance benefit obligations relating to the former Forging Operations’ employees will also be retained by us, with obligations related to the current employees transferred to the new owners. This transferred obligation was approximately $2.7 million as of January 1, 2006. Pension expense associated with the Forging Operations was $0.7 million, $0.6 million and $0.1 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Net postretirement expense (income) associated with the Forging Operations was $(2.7) million, $0.7 million and $0.9 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Cash Flows

Operating activities—Cash flows provided by operations were $101.4 million for the year ended January 1, 2006 compared to $79.1 million for the year ended January 2, 2005 and $99.2 million for the year ended December 28, 2003. Adjusting for the usage of the accounts receivable securitization facility, this increase in operating cash flow from 2004 to 2005 is primarily due to a $94.1 million reduction in working capital offset by an increase in cash paid for interest and taxes of approximately $30 million. This increase in working capital is primarily explained by a reduction in accounts receivable resulting from a movement to cash in advance with one of our larger customers in Chapter 11 bankruptcy in the fourth quarter of 2005, collection of tooling receivables outstanding at December 2004 and an increased focus on collection efforts relating to outstanding items with our customers, and a decrease in inventories resulting from the reduction of supply issues related to raw materials. The decrease in operating cash flow from 2003 to 2004 is primarily due to an $81.0 million increase in investment in working capital (excluding the accounts receivable securitization facility). This increase in working capital is explained by the 33% increase in sales in 2004 (driven largely by the New Castle acquisition as accounts receivable was not acquired) and higher inventory levels (driven largely by the increase in raw material pricing combined with higher safety stock to compensate for the decrease in supply). In addition, a $20 million reduction in cash versus 2003 resulted from the receipt of tax refunds in 2004. Operating cash flows provided by discontinued operations was $13.4 million in 2005, $7.2 in 2004, and $31.9 million in 2003.

Investing activities—Cash flows used in investing activities were $93.4 million for the year ended January 1, 2006 compared to $230.2 million for the year ended January 2, 2005 and $98.8 million for the year ended December 28, 2003. Investing activities declined in 2005 due to lower capital expenditures and the impact of the acquisition of the New Castle facility in 2004. We acquired the remaining ownership of the New Castle facility in 2004 for approximately $204 million including fees and expenses (net of approximately $14 million in discounts on the $31.7 million subordinated debt and the $64.5 million preferred stock issued to fund the transaction). Offsetting the cost of the New Castle acquisition were proceeds from a sale-leaseback transaction of approximately $65 million on the acquired New Castle equipment. Proceeds from sale-leaseback transactions provided cash flows of $21.6 million in 2005, $19.2 million in 2004 (excluding the New Castle equipment) and $15.1 million in 2003. This was offset by cash flows used for discontinued operations of $11.2 million, $4.8 million and $12.5 million in 2005, 2004 and 2003, respectively.

Financing activities—Cash flows used in financing activities totaled $4.0 million for the year ended January 1, 2006, compared to cash flows provided of $137.0 million for the year ended January 2, 2005 and cash flows used of $5.7 million for the year ended December 28, 2003. In 2004, we borrowed an approximate $57 million from our revolving credit facility and issued $82.3 million fair value in new debt and preferred stock to acquire New Castle. Adjusting for the New Castle transaction in 2004, financing cash flows decreased approximately $2 million in 2005. We borrowed $10.5 million on our new term loan facility, which was offset by increased payments on other debt.

Outlook

Automotive vehicle production in 2006 is expected to be consistent with 2005 production levels in North America and approximately 3.5% higher than 2005 production levels in the global market. However, 2006 automotive vehicle production for the “Big 3” is expected to be approximately 2% below 2005 production levels. There are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Our anticipated capital expenditures for 2006 are estimated to be approximately $70 million. Capital spending requirements over the last several years has been elevated due to our efforts to transition our business to new technologies, capabilities and geographies.

Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future. On February 3, 2006, we entered into an amended and restated credit agreement that adjusted certain covenants to take account of the North American Forging divestiture and to provide additional covenant flexibility. It also added an additional $50 million term loan, of which $25 million was used to prepay the preexisting term loan. However, our sources of liquidity may be inadequate if we are unable to achieve operating targets in which we may need to seek additional covenant relief from our lending group. No assurance can be given that we will be successful in negotiating such relief. The interest expense coverage ratio in the amended and restated credit agreement increases to 2.00, 2.25 and 2.50, and the debt to EBITDA leverage ratio decreases to 5.00, 4.50 and 4.00 through the years ending 2007, 2008 and 2009, respectively. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. Any debt rating downgrades and/or insolvencies of our largest customers may have an adverse effect on our liquidity as it could adversely impact our ability to borrow under our accounts receivable securitization facility. For example, on November 1, 2005, Moody’s lowered its credit rating of General Motors, one of our largest customers, resulting in a decrease of our borrowing capacity under our accounts receivable securitization facility by approximately $3.0 million. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt, and we may be unable to secure equity or other financing.

Consistent with operating in the global vehicle industry, we anticipate significant competitive pressures and thus expect to face significant price reduction pressures from our customer base. In 2003 and 2004, though, we invested significantly in automation and underwent significant restructuring activities to help accommodate these pricing pressures. In addition, we face an environment of increased cost to procure certain raw materials utilized in our manufacturing processes such as steel, energy, molybdenum and nickel. Based on current prices, the agreements we currently have in place with our customers and cost reduction efforts in our business, we do not anticipate any negative incremental effect of material pricing on our 2006 profitability relative to 2005.

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

Goodwill.   Since our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in 2002, we test goodwill for impairment on an annual basis, unless conditions exist which would require a more frequent evaluation. We tested goodwill for impairment as of January 1, 2006. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. We may be required to record impairment charges for goodwill if these estimates or related projections change in the future.

During 2005, 2004 and 2003, we determined that our goodwill was not impaired as fair values continue to exceed their carrying value. Fair value of our goodwill is determined based upon the discounted cash flows of the reporting units using a 9.5% discount. However, if the discount rate were to increase to approximately 15% or if anticipated operating profit were to decrease by approximately 15-20%, we would be required to perform further analysis of goodwill impairment in our Chassis Products and European Forging units. There is currently approximately $132 million and $81 million of goodwill in our Chassis Products and European Forging units, respectively.

Receivables and Revenue Recognition.   The Company recognizes revenue when there is evidence of a sale, the delivery has occurred or services have been rendered, the sales price is fixed or determinable and the collectibility of receivables is reasonably assured. Consequently, sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. Such pricing accruals are adjusted as they are settled with the Company’s customers. Material surcharge pass through arrangements with customers are recognized as revenue when an agreement is reached, delivery of the goods or services has occurred and the amount of the pass through is determinable.

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

Pension and Postretirement Benefits Other Than Pensions.   The determination of our obligation and expense for our pension and postretirement benefits, such as retiree healthcare and life insurance, is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. These assumptions are described in Note 26, Employee Benefit Plans, to the Company’s audited consolidated financial statements, which include, among others, discount rate, expected long-term rate of return on plan assets and rate of increase in compensation and health care costs. While we believe that our assumptions are appropriate, significant differences in our actual experience or assumptions may materially affect the amount of our pension and postretirement benefits other than pension obligation and our future expense. Our actual return on pension plan assets was 9.0%, 8.2% and 6.5% for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. In comparison, our expected long-term return on pension plan assets was 8.96% for each of the years ended January 1, 2006, January 2, 2005 and December 28, 2003. The expected return on plan assets was established by analyzing the long-term returns for similar assets and, as such, no revisions have been made to adjust to actual performance of the plan assets.

The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized rating agencies. The discount rate determined on that basis decreased from 5.99% for 2004 to 5.66% for 2005. This 33 basis point decline in the discount rate had the effect of increasing the underfunded status of our U.S. pension plans by approximately $10.1 million.

Valuation of Deferred Taxes.   In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence. Such evidence includes historical results, expectations for future pretax operating income, the time period over which our temporary differences will reverse and the implementation of tax planning strategies.

During 2005, losses for the U.S. resulted in an increase in the carrying value of our deferred tax assets. In light of our recent operating performance in the U.S. and current industry conditions, we assessed, based upon all available evidence, whether it was more likely than not that we would realize our U.S. deferred tax assets. We concluded that it was no longer more likely than not that we would realize our U.S. deferred tax assets. As a result we recorded a tax charge of $75.6 million comprised of (i) $45.9 million for continuing operations; (ii) $1.6 million for discontinued operations; and (iii) $28.1 million for loss on discontinued operations. Although the tax charge did not result in current cash expenditures, it did negatively impact net income, assets and stockholders’ equity as of and for the year ended January 1, 2006.

Recently Issued Accounting Pronouncements Not Yet Adopted.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 151 for the fiscal year beginning January 2, 2006. We have evaluated this pronouncement and do not believe that it will have a significant impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes

APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for us at the beginning of our fiscal year 2006. We will then be required to record any compensation expense using the fair value method in connection with option grants to employees after adoption. Management does not believe the adoption of this Statement will have a material impact on our results of operations or financial position, the adoption of which is subject to a pending outside valuation.

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

Fiscal Year

Our fiscal year ends on the Sunday nearest to December 31.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 12, Long-Term Debt, to the Company’s audited consolidated financial statements for additional information.

Item 8.                        Financial Statements and Supplementary Data.

Report Of Independent Registered Public Accounting Firm

The Board of Directors
Metaldyne Corporation:

We have audited the accompanying consolidated balance sheets of Metaldyne Corporation and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for the years ended January 1, 2006, January 2, 2005 and December 28, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metaldyne Corporation and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

In 2005, the Company changed its method of accounting for conditional asset retirement obligations pursuant to FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. In 2004, the Company changed its method of accounting for its redeemable preferred stock to conform with Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity.

Detroit, Michigan
March 31, 2006
/s/ KPMG LLP

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
January 1, 2006 and January 2, 2005
(Dollars in thousands except per share amounts)

	January 1, 2006	January 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,687	$—
Receivables, net:
Trade (net of allowance for doubtful accounts of $3,110 and $2,468 at January 1, 2006 and January 2, 2005, respectively)	130,018	165,846
TriMas	3,841	2,833
Other	6,020	12,505
Total receivables, net	139,879	181,184
Inventories	84,265	90,019
Deferred and refundable income taxes	11,010	18,468
Prepaid expenses and other assets	29,668	34,934
Assets of discontinued operations	116,612	304,205
Total current assets	385,121	628,810
Equity investments and receivables in affiliates	90,928	107,040
Property and equipment (net of accumulated depreciation of $270,686 and $228,750 at January 1, 2006 and January 2, 2005, respectively)	630,428	673,169
Excess of cost over net assets of acquired companies	583,990	611,231
Intangible and other assets	156,468	174,514
Total assets	$1,846,935	$2,194,764
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,098	$253,481
Accrued liabilities	123,870	108,816
Current liabilities of discontinued operations	37,400	41,553
Current maturities, long-term debt	6,640	12,047
Total current liabilities	429,008	415,897
Long-term debt	850,739	847,853
Deferred income taxes	42,402	88,915
Minority interest	740	652
Other long-term liabilities	99,591	113,176
Long-term liabilities of discontinued operations	33,204	37,120
Redeemable preferred stock (aggregate liquidation value: $180,908 and $159,250 at January 1, 2006 and January 2, 2005, respectively). Authorized: 1,198,693 shares; Outstanding: 1,189,694 shares at January 1, 2006 and January 2, 2005	171,928	149,191
Total liabilities	1,627,612	1,652,804
Shareholders’ equity:
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million at January 1, 2006 and January 2, 2005	42,845	42,830
Paid-in capital	698,868	698,868
Accumulated deficit	(524,648)	(262,741)
Accumulated other comprehensive income	2,258	63,003
Total shareholders’ equity	219,323	541,960
Total liabilities and shareholders’ equity	$1,846,935	$2,194,764

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JANUARY 1, 2006, JANUARY 2, 2005 AND DECEMBER 28, 2003
(Dollars in thousands except per share data)

	January 1,	January 2,	December 28,
	2006	2005	2003
Net sales	$1,886,939	$1,695,171	$1,176,462
Cost of sales	(1,725,126)	(1,527,076)	(1,043,766)
Gross profit	161,813	168,095	132,696
Selling, general and administrative expenses (Includes non-cash stock award expense of $563 and $3,088 in 2004 and 2003, respectively)	(110,968)	(126,499)	(108,869)
Restructuring charges	(3,288)	(2,455)	(12,744)
Loss on disposition of manufacturing facilities	—	(7,600)	—
Asset impairment	—	—	(4,868)
Operating profit	47,557	31,541	6,215
Other expense, net:
Interest:
Interest expense	(89,650)	(81,818)	(75,283)
Preferred stock dividends and accretion	(22,737)	(19,900)	—
Non-cash gain on maturity of interest rate arrangement	—	6,575	—
Equity income (loss) from affiliates, net	(11,011)	1,451	(20,712)
Gain on sale of equity investments, net	—	8,020	—
Other, net	(11,200)	(6,981)	(7,070)
Other expense, net	(134,598)	(92,653)	(103,065)
Loss from continuing operations before income taxes	(87,041)	(61,112)	(96,850)
Income tax expense (benefit)	22,756	(35,557)	(13,159)
Loss from continuing operations	(109,797)	(25,555)	(83,691)
Income (loss) from discontinued operations (net of tax of $(1.8) million, $(1.3) million and $4.5 million in 2005, 2004 and 2003, respectively)	(8,301)	(2,439)	8,352
Loss on discontinued operations (net of tax of $(32.3) million)	(140,547)	—	—
Cumulative effect of change in accounting principle (net of tax of $(1.8) million)	(3,262)	—	—
Net loss	(261,907)	(27,994)	(75,339)
Preferred stock dividends	—	—	9,259
Net loss attributable to common stock	$(261,907)	$(27,994)	$(84,598)
Basic and diluted loss per share:
Loss from continuing operations less preferred stock dividends	$(2.56)	$(0.60)	$(2.18)
Loss from discontinued operations	(0.19)	(0.05)	0.20
Loss on discontinued operations	(3.28)	—	—
Cumulative effect of change in accounting principle	(0.08)	—	—
Net loss attributable to common stock	$(6.11)	$(0.65)	$(1.98)
Weighted average number of shares outstanding for basic and diluted loss per share	42,845	42,830	42,729

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 1, 2006, JANUARY 2, 2005 AND DECEMBER 28, 2003

(Dollars in thousands)

	January 1,	January 2,	December 28,
	2006	2005	2003
Operating activities:
Net loss	$(261,907)	$(27,994)	$(75,339)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	112,183	104,825	79,675
Stock award expense	—	563	3,088
Debt fee amortization	3,206	3,880	2,480
Loss on fixed asset dispositions	15,137	2,275	8,795
Loss on idle leased assets	6,664	—	2,675
Asset impairment	—	—	4,868
Loss on disposition of manufacturing facilities	—	7,600	—
(Income) loss from discontinued operations, net of tax	8,301	2,439	(8,352)
Loss on discontinued operations, net of tax	140,547	—	—
Cumulative effect of change in accounting principle, net of tax	3,262	—	—
Deferred income taxes	(11,213)	(37,730)	(24,250)
Preferred stock dividends and accretion	22,737	19,900	—
Gain on sale of equity investments	—	(8,020)	—
Non-cash interest expense (interest accretion)	290	256	7,393
Gain on maturity of interest rate arrangements	—	(6,575)	—
Equity (income) loss from affiliates, net	11,011	(1,451)	20,712
Curtailment gain and gain on elimination of certain benefits	(9,915)	(1,948)	—
Operating cash flows provided by discontinued operations	13,422	7,247	31,898
Other, net	233	(1,180)	280
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	17,505	(64,319)	9,899
Net proceeds of accounts receivable facility	20,116	63,260	—
Inventories	1,581	(17,847)	(4,651)
Refundable income taxes	—	—	21,750
Prepaid expenses and other assets	3,456	398	2,940
Accounts payable and accrued liabilities	20,920	31,122	14,352
Change in other long-term assets	(2,829)	(133)	343
Changes in other long-term liabilities	(13,283)	2,571	687
Net cash provided by operating activities	101,424	79,139	99,243
Investing activities:
Capital expenditures	(111,747)	(140,274)	(116,281)
Disposition of businesses to a related party	—	—	22,570
(Payments for) reimbursement from acquisition of business, net of cash received	7,960	(203,870)	(7,650)
Proceeds from sale/leaseback of fixed assets	21,588	84,191	15,063
Disposition of manufacturing facilities	—	(500)	—
Proceeds from sale of equity investments	—	33,830	20,000
Investment in joint venture	—	—	(20,000)
Proceeds on sale of joint venture	—	1,260	—
Investing cash flows used for discontinued operations	(11,192)	(4,842)	(12,531)
Net cash used for investing activities	(93,391)	(230,205)	(98,829)
Financing activities:
Proceeds of term loan facilities	10,500	—	—
Principal payments of term loan facilities	(883)	(1,325)	(47,599)
Proceeds of revolving credit facility	295,038	279,452	180,000
Principal payments of revolving credit facility	(298,975)	(215,910)	(180,000)
Proceeds of senior notes, due 2013	—	—	150,000
Proceeds of senior subordinated notes, due 2014 (face value $31,746)	—	26,923	—
Principal payments of convertible subordinated debentures, due 2003 (net of $1,200 non-cash portion of repurchase).	—	—	(98,532)
Proceeds of other debt	6,022	3,734	1,940
Principal payments of other debt	(14,183)	(9,474)	(8,935)
Capitalization of debt refinancing fees	(1,396)	(1,376)	(2,346)
Issuance of Series A-1 preferred stock (face value $64,454)	—	55,344	—
Financing cash flows used for discontinued operations	(135)	(358)	(246)
Net cash provided by (used for) financing activities	(4,012)	137,010	(5,718)
Effect of exchange rates on cash	(334)	230	—
Net increase (decrease) in cash	3,687	(13,826)	(5,304)
Cash and cash equivalents, beginning of year	—	13,826	19,130
Cash and cash equivalents, end of year	$3,687	$—	$13,826
Supplementary cash flow information:
Cash paid (refunded) for income taxes, net	$12,737	$(8,342)	$(27,057)
Cash paid for interest	$87,402	$78,471	$63,416
Noncash transactions—capital leases	$521	$6,506	$4,806

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JANUARY 1, 2006, JANUARY 2, 2005 AND DECEMBER 28, 2003
(Dollars in thousands)

					Other Comprehensive Income
	Preferred Stock	Common Stock	Paid-In Capital	Accumulated Deficit	Foreign Currency Translation and Other	Minimum Pension Liability	Interest Rate Arrangements	Total Shareholders Equity
Balances, December 29, 2002	$—	$42,650	$684,869	$(150,149)	$40,649	$(37,871)	$(765)	$579,383
Comprehensive income:
Net loss				(75,339)				(75,339)
Foreign currency translation					45,010			45,010
Interest rate arrangements (net of tax, $1,080)							7,340	7,340
Minimum pension liability (net of tax, $(9,446))						(16,084)		(16,084)
Increase in TriMas investment					7,260			7,260
Total comprehensive loss								(31,813)
Preferred stock dividends				(9,259)				(9,259)
Disposition of business to a related party			6,270					6,270
Exercise of restricted stock awards		79	1,261					1,340
Balances, December 28, 2003	$—	$42,729	$692,400	$(234,747)	$92,919	$(53,955)	$6,575	$545,921
Comprehensive income:
Net loss				(27,994)				(27,994)
Foreign currency translation					33,321			33,321
Interest rate arrangements							(6,575)	(6,575)
Minimum pension liability (net of tax, $(3,868))						(6,612)		(6,612)
Dissolution of foreign entity upon transfer of operations to other consolidated subsidiaries			5,330		(5,330)			—
Increase in TriMas investment					2,660			2,660
Total comprehensive loss								(5,200)
Restricted stock awards		101	1,138					1,239
Balances, January 2, 2005	$—	$42,830	$698,868	$(262,741)	$123,570	$(60,567)	$—	$541,960
Comprehensive income:
Net loss				(261,907)				(261,907)
Foreign currency translation					(44,731)			(44,731)
Minimum pension liability (net of tax, $(3,254))						(14,163)		(14,163)
Decrease in TriMas investment					(1,851)			(1,851)
Total comprehensive loss								(322,652)
Restricted stock awards		15						15
Balances, January 1, 2006	$—	$42,845	$698,868	$(524,648)	$76,988	$(74,730)	$—-	$219,323

The accompanying notes are an integral part of the consolidated financial statements.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Business and Other Information

Metaldyne Corporation (“Metaldyne” or “the Company”) is a leading global manufacturer of highly engineered metal components for the global light vehicle market. Our products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications.

The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal year 2005 is comprised of fifty-two weeks, fiscal year 2004 is comprised of fifty-three weeks, and fiscal year 2003 is comprised of fifty-two weeks and ended on January 1, 2006, January 2, 2005 and December 28, 2003, respectively. All year and quarter references relate to the Company’s fiscal year and fiscal quarters unless otherwise stated.

In the fourth quarter of 2005, the Company entered into a definitive agreement to sell its business of supplying forged metal components to the automotive light vehicle market (“North American Forging” or “Forging Operations”). On March 10, 2006, the Company completed this divestiture. The Forging Operations, which were part of the Chassis segment, generated approximately $358 million revenue in 2005 and included plants located in Royal Oak, Michigan; Fraser, Michigan; Troy, Michigan; Detroit, Michigan; Minerva, Ohio; Canal Fulton, Ohio and Ft. Wayne, Indiana. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all revenue and expenses of the Forging Operations have been removed from the respective consolidated income statement line items and reported separately as discontinued operations. In addition, assets and liabilities of the Forging Operations have been removed from the respective consolidated balance sheet line items and reclassified separately as assets and liabilities held for sale. Cash flows generated by the Forging Operations have been removed from the respective consolidated cash flow line items and have been separately reported as cash flows from discontinued operations. Refer to Note 20, Discontinued Operations, and Note 31, Subsequent Events.

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

Revenue Recognition.   The Company recognizes revenue when there is evidence of a sale, the delivery has occurred or services have been rendered, the sales price is fixed or determinable and the collectibility of receivables is reasonably assured. Consequently, sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. The Company has ongoing adjustments to its pricing arrangements with its customers based on the related content and cost of its products. The Company accrues for such amounts as its products are shipped to its customers. Such pricing accruals are adjusted as they are settled with the Company’s customers. Material surcharge pass through

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangements with customers are recognized as revenue when an agreement is reached, delivery of the goods or services has occurred and the amount of the pass through is determinable.

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

Receivables.   Receivables are presented net of allowances for doubtful accounts of approximately $3.1 million and $2.5 million at January 1, 2006 and January 2, 2005, respectively. The Company conducts a significant amount of business with a number of individual customers in the automotive industry. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risk exists. In order to reflect customer receivables at their estimated net realizable value, the Company records valuation allowances or accrued liabilities based upon current information. These allowances represent amounts relating to pricing accruals and customer deductions. In accordance with the Company’s accounts receivable securitization (see Note 4, Accounts Receivable Securitization and Factoring Agreements), trade accounts receivable of substantially all domestic business operations are sold, on an ongoing basis, to MRFC, Inc., a wholly owned subsidiary of the Company.

Inventories.   Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. The Company secures one-year or longer-term supply contracts for most of its major raw material purchases to protect against inflation and to reduce its raw material cost structure. Therefore, any material savings or price increases (primarily material surcharges) are reflected in the Company’s inventory cost.

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

Deferred losses on sale-leasebacks are amortized over the life of the respective lease, which range from 3.5 years to 20 years. These losses were recorded as part of the sale-leaseback transactions and represent the difference between the carrying value of the assets sold and the proceeds paid at closing by the leasing companies. Fair value was equal to or in excess of the carrying value of these assets based on asset appraisal information provided by third party valuation firms. These deferred amounts are being amortized, instead of being currently recognized, on a straight-line basis over the lives of the respective leases as required under SFAS No. 28, “Accounting for Sales with Leasebacks” (an amendment of SFAS No. 13). Future amortization amounts relate to the remaining portion of the 2000 and 2001 sale-leaseback deferred losses. For sale-leaseback transactions entered into during 2002 and forward, the Company negotiated more favorable terms for these transactions, resulting in proceeds that were at fair value.

Customer contracts are amortized over a period from 6 years to 14 years depending upon the nature of the underlying contract. Trademarks/trade names are amortized over a 40-year period, while technology and other intangibles are amortized over a period between 3 years and 25 years. At January 1, 2006 and January 2, 2005, accumulated amortization of intangible assets was approximately $63 million and $49 million, respectively. Total amortization expense, including amortization of stock awards and deferred losses related to sale-leaseback transactions, was approximately $18 million in 2005 and $24 million in 2004 and 2003.

Leases.   The Company leases certain property and equipment under operating and capital lease arrangements. Leased property and equipment meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term. The remaining leased property and equipment is accounted for as operating leases.

Goodwill.   Since its adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in 2002, the Company tests goodwill for impairment on an annual basis, unless conditions exist which would require a more frequent evaluation. Goodwill was tested for impairment as of January 1, 2006. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. The Company may be required to record impairment charges for goodwill if these estimates or related projections change in the future.

During  2005, 2004 and 2003, the Company determined that its goodwill was not impaired as fair values continued to exceed their carrying value. Fair value of goodwill is determined based upon the discounted cash flows of the reporting units using a 9.5% discount. However, if the discount rate were to increase to approximately 15% of if anticipated operating profit were to decrease by approximately 15-20%, we would be required to perform further analysis of goodwill impairment in our Chassis Products and European Forging units. There is currently approximately $132 million and $81 million of goodwill in the Chassis Products and European Forging units, respectively.

Foreign Currency Translation.   The financial statements of subsidiaries outside of the United States (“U.S.”) located in non-highly inflationary economies are measured using the currency of the primary

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

economic environment in which they operate as the functional currency, which for the most part represents the local currency. Transaction gains and losses are included in net earnings. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in shareholders’ equity.

Accumulated Comprehensive Income.   Accumulated comprehensive income is defined as net income and other changes in shareholders’ equity from transactions and other events from sources other than shareholders. The components of accumulated comprehensive income include foreign currency translation, minimum pension liability and interest rate arrangements. Total accumulated other comprehensive income was $2.3 million, $63.0 million and $45.5 million as of January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Total cumulative tax effects included in accumulated comprehensive income were $(2.2) million, $1.1 million and $4.9 million as of January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Stock-Based Compensation.   The Company has a stock-based employee compensation plan and has issued equity-based incentives in various forms. The Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	(In thousands, except per share amounts)
	January 1,	January 2,	December 28,
	2006	2005	2003
Net loss attributable to common stock, as reported	$(261,907)	$(27,994)	$(84,598)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(423)	(1,738)
Pro forma net loss attributable to common stock	$(261,907)	$(28,417)	$(86,336)
Earnings (loss) per share:
Basic and diluted—as reported	$(6.11)	$(0.65)	$(1.98)
Basic and diluted—pro forma for stock-based compensation	$(6.11)	$(0.65)	$(2.02)

Income Taxes.   Income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation of Deferred Taxes.   In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of deferred tax assets, as well as the calculation of certain tax liabilities. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company evaluates the carrying value of its deferred tax assets on a quarterly basis. In completing this evaluation, it considers all available evidence. Such evidence includes historical results, expectations for future pretax operating income, the time period over which temporary differences will reverse and the implementation of tax planning strategies.

During 2005, losses for the U.S. resulted in an increase in the carrying value of the Company’s deferred tax assets. In light of its recent operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence, whether it was more likely than not that it would realize its U.S. deferred tax assets. The Company concluded that it was no longer more likely than not that it would realize its U.S. deferred tax assets. As a result it recorded a tax charge of $75.6 million comprised of (i) $45.9 million for continuing operations; (ii) $1.6 million for discontinued operations; and (iii) $28.1 million for loss on discontinued operations. Although the tax charge did not result in current cash expenditures, it did negatively impact net income, assets and stockholders’ equity as of and for the year ended January 1, 2006.

Self-Insurance Reserves.   The Company self-insures both a medical coverage program and a workers’ compensation program for its employees. The determination of accruals and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating incurred, but not yet reported amounts. Significant changes in actual experience under either program or significant changes in assumptions may affect self-insured medical or workers’ compensation reserves and future experience. See also Note 26, Employee Benefit Plans.

Pension Plans and Postretirement Benefits Other Than Pensions.   Annual net periodic pension expense and benefit liabilities under defined benefit pension plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, the Company reviews the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and it is the Company’s policy to pay these benefits as they become due.

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

Valuation of Long-Lived Assets.   The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds that fair

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. See also Note 18, Asset Impairments and Restructuring Related Integration Actions.

Warranties.   Estimated warranty costs related to product warranties are accrued once the liability has become both reasonably probable and estimatable. The Company provides comprehensive warranties to its customers which may trigger responsibility for costs associated with a product recall caused by a defect in a part that the Company manufactures. As a result, the Company continuously monitors potential warranty implications of new and current business to assess whether a liability should be recognized. No significant warranty accrual is reflected in the January 1, 2006 or January 2, 2005 consolidated balance sheet as the Company has experienced relatively nominal warranty costs.

Reclassifications.   Certain prior year amounts have been reclassified to reflect current year classification. Changes include the update of financial information to reflect discontinued operations and greater detail of items presented on the cash flow statement.

3.   Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 for the fiscal year beginning January 2, 2006. The Company has evaluated this pronouncement and does not believe that it will have a significant impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Due to the Company being a nonpublic entity as defined in SFAS No. 123 (revised 2004), this Statement is effective for the Company at the beginning of its fiscal year 2006. The Company will then be required to record any compensation expense using the fair value method in connection with option grants to employees after adoption. Management does not believe the adoption of this Statement will have a material impact on the Company’s results of operations or financial position, the adoption of which is subject to a pending outside valuation.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of this Statement prospectively to accounting changes made after January 1, 2006.

4.   Accounts Receivable Securitization and Factoring Agreements

On April 29, 2005, the Company and its newly formed wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”), entered into a new accounts receivable financing facility with General Electric Capital Corporation (“GECC”). Concurrent with entering into the new facility, the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. was terminated. On July 8, 2005, the Company and MRFC amended and restated the existing accounts receivable financing facility with GECC. The terms of the facility that were amended and restated include (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represents the completion of the final step of the multi-step receivables facility modifications initiated on April 29, 2005.

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $4.5 million, $2.9 million and $2.6 million in 2005, 2004 and 2003, respectively, and is included in other expense, net in the Company’s consolidated statement of operations. Prior to April 29, 2005, the Company’s trade accounts receivable of substantially all domestic business operations were sold in connection with the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. At January 1, 2006 and January 2, 2005, the Company’s funding under the facility was $83.4 million and $63.3 million, respectively, with availability based upon qualified receivables of $126.8 million and $78.3 million, respectively, and $43.4 million available but not utilized at January 1, 2006 and $15 million available but not utilized at January 1, 2005. The interest rate was based on LIBOR plus 2.25% at January 1, 2006. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, Czech Republic, United Kingdom and Mexico on a non-recourse basis. As of January 1, 2006 and January 2, 2005, the Company had available $61.7 million and $63.5 million from these commitments, and approximately $50.4 million and $53.1 million of receivables were sold under these programs, respectively. The Company pays a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements is recorded in other expense, net on the Company’s consolidated statement of operations and totaled $1.9 million, $1.5 million and $0.5 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at January 1, 2006, collection of approximately $20.3 million of accounts receivable was accelerated under the remaining programs. In addition to the above programs, the Company continues to collect approximately $12 million per month on an accelerated basis as a result of favorable payment terms that it has negotiated with one of its customers, through an agreement that expires December 31, 2006. These payments are received on

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average 18 days after shipment of product to the customer. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of the Company’s accounts receivable securitization facility, the Company is examining other alternative programs in the marketplace, as well as enhanced terms directly from its customers.

5.   Inventories

	(In thousands)
	January 1, 2006	January 2, 2005
Raw materials	$38,727	$35,402
Work in process	16,138	18,051
Finished goods	29,400	36,566
	$84,265	$90,019

6.   Equity Investments and Receivables in Affiliates

On December 22, 2004, the Company sold its 36% common equity investment in Saturn Electronics & Engineering, Inc. (“Saturn”), a privately held manufacturer of electromechanical and electronic automotive components, for gross consideration totaling $15 million. Holders of Metaldyne options with the exercise price below the November 2000 merger consideration and former holders of Metaldyne restricted stock were entitled to additional cash amounts from the proceeds of the disposition of Saturn stock in accordance with the recapitalization agreement. Pursuant to modified agreements with former holders of the Company’s common stock as of November 28, 2000, such holders received a portion of the net proceeds from this disposition of Saturn. Total consideration paid to the former stock holders was $2.4 million. The initial agreements with the former stock holders that were modified upon the disposition of Saturn are now terminated with no additional obligations required by the Company. The gain recognized on the disposition of Saturn was $5.1 million and is included in gain on sale of equity investments, net on the Company’s consolidated statement of operations as of January 2, 2005.

On June 6, 2002, the Company sold 13.25 million shares of TriMas Corporation (“TriMas”) common stock to Heartland Industrial Partners (“Heartland”) and other investors amounting to approximately 66% of the fully diluted common equity of TriMas. The Company retained approximately 34% of the fully diluted common equity of TriMas in the form of common stock and a presently exercisable warrant to purchase shares of TriMas common stock at a nominal exercise price. As Heartland is the Company’s controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and accordingly no gain or loss has been recognized. The Company accounts for its retained interest in TriMas under the equity method of accounting. In April 2003, TriMas exercised its right to repurchase 1 million shares of its common stock from the Company for $20 per share, the same price that it was valued on June 6, 2002, the date of the Company’s sale of TriMas.

On November 12, 2004, the Company sold approximately 924,000 shares of TriMas stock to Masco Corporation for $23 per share, or a total of $21.3 million. A gain on the sale of shares totaling $2.9 million was recognized and is included in gain on sale of equity investments, net on the Company’s consolidated statement of operations as of January 2, 2005. As a result of this sale of shares to Masco in 2004, the repurchase of shares by TriMas in 2003 and acquisitions performed by TriMas in 2003, the Company’s ownership in TriMas decreased to approximately 24%, or approximately 4.8 million shares as of January 2, 2005, which remained unchanged as of January 1, 2006. The carrying amount of the Company’s investment in TriMas was approximately $86.1 million and $102.8 million as of January 1, 2006 and January 2, 2005

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Masco Corporation owns approximately 6% of Metaldyne’s outstanding shares. See also Note 30, Related Party Transactions.

In June 2004, the Company sold its interest in a Korean joint venture. A gain of $1.2 million was recognized in conjunction with this sale and is included with other, net in the Company’s consolidated statement of operations as of January 2, 2005.

On December 8, 2002, the Company entered into a joint venture agreement with DaimlerChrysler Corporation (“DaimlerChrysler”) to operate the New Castle (Indiana) machining and forge facility. On January 2, 2003, the Company closed on this joint venture. In connection with the closing, DaimlerChrysler contributed substantially all of the assets of business conducted at this facility in exchange for 100% of the common and preferred interests in the joint venture. In addition, the joint venture assumed certain liabilities of the business from DaimlerChrysler. Immediately following the contribution, the Company purchased 40% of the common interests in the joint venture from DaimlerChrysler for $20 million in cash. This investment was accounted for under the equity method of accounting in 2003, due to the Company’s investment representing greater than 20% but less than 50% of the interest in the joint venture. However, with respect to the Agreement, the Company did not recognize losses in the joint venture because DaimlerChrysler provided funding for the joint venture’s operations and capital expenditures.

On December 31, 2003, the Company completed a transaction with DaimlerChrysler that transferred full ownership of the New Castle Machining and Forge manufacturing operations to Metaldyne. See also Note 17, Acquisitions.

The carrying amount of investments in affiliates at January 1, 2006 and January 2, 2005 was $86.1 million and $102.8 million, respectively. Additionally, the equity investments and receivables in affiliates includes $4.8 million and $4.2 million related to long-term receivables on the Company’s consolidated balance sheet as of January 1, 2006 and January 2, 2005, respectively. Approximate combined condensed financial data of the Company’s equity affiliates accounted for under the equity method are as follows (24% interest in TriMas as of January 1, 2006 and January 2, 2005):

	(In thousands)
	January 1, 2006	January 2, 2005
Current assets	$315,660	$302,500
Long-term assets:
Property and equipment, net	164,630	198,610
Excess of cost over net assets of acquired companies	644,780	657,980
Intangible and other assets	255,220	304,910
Other assets	48,220	58,200
Total assets	$1,428,510	$1,522,200
Current liabilities	$221,220	$209,050
Long-term liabilities:
Long-term debt	711,760	735,030
Other long-term debt	146,230	172,960
Total liabilities	$1,079,210	$1,117,040

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(In thousands)
	For The Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Net sales	$1,010,120	$1,045,160	$1,305,450
Operating profit	$84,100	$62,360	$31,370
Net loss	$(45,880)	$(2,190)	$(66,280)

7.   Property and Equipment, Net

	(In thousands)
	January 1, 2006	January 2, 2005
Land and land improvements	$12,839	$12,935
Buildings	141,258	123,316
Machinery and equipment	747,017	765,668
	901,114	901,919
Less: Accumulated depreciation	(270,686)	(228,750)
Property and equipment, net	$630,428	$673,169

Depreciation expense totaled approximately $94 million, $82 million and $59 million in 2005, 2004 and 2003, respectively. The Company recorded losses on fixed asset dispositions and losses on idle leased assets of $15.1 million and $6.7 million, respectively, in 2005; $2.3 million and zero, respectively, in 2004; and $8.8 million and $2.7 million, respectively, in 2003.

8.   Excess of Cost over Net Assets of Acquired Companies and Intangible Assets

At January 1, 2006, the excess of cost over net assets of acquired companies (“goodwill”) balance was approximately $584 million. During 2005, 2004 and 2003, the Company determined that its goodwill was not impaired as fair values continue to exceed their carrying value. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the discounted cash flows of the reporting units using a 9.5% discount rate as of January 1, 2006. The Company determined that goodwill associated with the Forging Operations was impaired as of January 1, 2006. Therefore, the related goodwill was written off in the loss on discontinued operations adjustment recorded in 2005. See also Note 20, Discontinued Operations.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquired Intangible Assets

	As of January 1, 2006			As of January 2, 2005
	Gross		Weighted	Gross		Weighted
	Carrying	Accumulated	Average	Carrying	Accumulated	Average
	Amount	Amortization	Life	Amount	Amortization	Life
	(In thousands, except weighted average life)
Amortized Intangible Assets:
Customer Contracts	$74,969	$(25,346)	10.9 years	$75,995	$(19,340)	10.9 years
Technology and Other	109,903	(37,680)	14.3 years	111,221	(29,189)	14.3 years
Total	$184,872	$(63,026)	12.7 years	$187,216	$(48,529)	12.7 years
Aggregate Amortization Expense
(Included in Cost of Sales):
For the year ended December 28, 2003		$11,967
For the year ended January 2, 2005		14,484
For the year ended January 1, 2006		13,742
Estimated Amortization Expense:
For the year ending December 31, 2006		13,742
For the year ending December 31, 2007		13,651
For the year ending December 31, 2008		12,908
For the year ending December 31, 2009		12,908
For the year ending December 31, 2010		11,157

The “technology and other intangibles, net” category represents primarily patents and/or in-depth process knowledge embedded within the Company.

Goodwill

The carrying amounts of goodwill by segment for the years ended January 1, 2006 and January 2, 2005 are as follows:

	Chassis	Powertrain	Total
	(In thousands)
Balance as of December 28, 2003	$218,699	$350,684	$569,383
Exchange impact from foreign currency	10,150	3,463	13,613
New Castle acquisition	28,773	—	28,773
Other	(276)	(262)	(538)
Balance as of January 2, 2005	$257,346	$353,885	$611,231
Exchange impact from foreign currency	(15,215)	(4,800)	(20,015)
New Castle adjustment	(7,960)	—	(7,960)
Other	1,467	(733)	734
Balance as of January 1, 2006	$235,638	$348,352	$583,990

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Intangible and Other Assets

	January 1, 2006	January 2, 2005
	(In thousands)
Customer contracts, net	$49,623	$56,655
Technology and other intangibles, net	72,223	82,032
Deferred loss on sale-leaseback transactions	7,336	10,415
Deferred financing costs, net	15,964	16,358
Other	11,322	9,054
Total	$156,468	$174,514

10.   Accrued Liabilities

	January 1, 2006	January 2, 2005
	(In thousands)
Workers’ compensation and self insurance	$12,511	$13,956
Accrued exit and shutdown costs for plant closures	—-	3,200
Salaries, wages and commissions	8,455	9,830
Vacation, holiday and bonus	18,963	13,896
Interest	13,717	11,759
Property, payroll and other taxes	24,593	15,991
Pension	23,878	23,298
Other	21,753	16,886
Accrued liabilities	$123,870	$108,816

11.   Other Long-Term Liabilities

	January 1, 2006	January 2, 2005
	(In thousands)
Accrued post retirement benefits	$19,028	$31,590
Pension	69,685	66,985
Warranty reserve	698	731
Deferred compensation	—-	106
Other	10,180	13,764
Other long-term liabilities	$99,591	$113,176

12.   Long-Term Debt

Long-term debt consisted of the following:

	January 1, 2006	January 2, 2005
	(In thousands)
Senior credit facilities:
Term loan (8.58% variable interest at January 1, 2006)	$350,193	$351,077
Revolving credit facility (8.5% to 10.5% variable interest at January 1, 2006)	59,605	63,542
Total senior credit facility	409,798	414,619
Senior secured term loan credit facility, with interest payable quarterly, due 2009 (13.75% variable interest at January 1, 2006)	10,500	—-
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value $31.7 million)	27,469	27,179
Other debt (various interest rates; includes capital lease obligations)	9,612	18,102
Total	$857,379	$859,900
Less current maturities	(6,640)	(12,047)
Long-term debt	$850,739	$847,853

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maturities of the Company’s total debt at January 1, 2006 during the next five years and beyond are as follows (in millions): 2006—$7; 2007—$61; 2008—$1; 2009—$360; 2010—$1; 2011 and beyond—$432.

The credit facility includes a term loan with $350.2 million outstanding and a revolving credit facility with a principal commitment of $200 million (prior to the Company’s October 2003 senior note offering, this facility was $250 million). The revolving credit facility matures on May 28, 2007 and the term loan facility matures on December 31, 2009. The obligations under the credit facility are collateralized by substantially all of the Company’s assets and of the assets of substantially all of its domestic subsidiaries and are guaranteed by substantially all of the Company’s domestic subsidiaries on a joint and several basis.

At January 1, 2006, the Company had approximately $115 million of undrawn commitments, which consisted of $71.6 million and $43.4 million from its revolving credit facility and accounts receivable securitization facility, respectively. At January 1, 2006, the Company was limited by covenant restrictions and could thus draw only $70.4 million of the $115 million total available in undrawn commitments from these facilities.

Borrowings under the credit facility will bear interest, at our option, at either:

•       A base rate corresponding to the prime rate, plus an applicable margin; or

•       A eurocurrency rate on deposits, plus an applicable margin.

The applicable margin on revolving credit facility borrowings is subject to change depending on the Company’s leverage ratio and is presently 3.25% on base rate loans and 4.25% on eurocurrency loans. The applicable margin on the term loan borrowing is dependent on the Company’s leverage ratio and is currently 3.50% on base rate loans and 4.50% on eurocurrency loans. A commitment fee of 1% per annum is assessed on the unused portion of the revolving credit facility. In December 2004, the Company obtained an amendment to its credit facility to, among other things, modify certain covenants, including the cash interest expense coverage ratio and the debt to EBITDA leverage ratio. Under this amendment, the applicable interest rate spreads on the Company’s term loan obligations increased from 4.25% to 4.50% over the current London Interbank Offered Rate (“LIBOR”) and the leverage covenant was modified to be less restrictive. Prior to this, in July 2003, the Company obtained an amendment to its credit facility to, among other things, permit the $150 million offering of 10% senior subordinated notes and the use of proceeds to complete the December 31, 2003 acquisition of DaimlerChrysler’s common and preferred interest in the New Castle joint venture and modify certain negative and affirmative covenants. Under this amendment, the applicable interest rate spreads on the Company’s term loan obligations increased from 2.75% to 4.25% over LIBOR. As of January 1, 2006, the Company was in compliance with the amended covenants. At January 1, 2006, the cash interest expense coverage ratio was 2.27 and the debt to EBITDA leverage ratio was 4.42.

The senior credit facility contains covenants and requirements affecting the Company and its subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to cash interest expense coverage ratio to exceed 2.30 through April 2, 2006, 2.50 through July 2, 2006, 2.65 through October 1, 2006 and increasing to 2.75 through December 31, 2006; and a debt to EBTIDA ratio not to exceed 4.75 through April 2, 2006, decreasing to 4.50, 4.25 and 4.00 for the quarters ending July 2, 2006, October 1, 2006 and December 31, 2006, respectively. On February 3, 2006, the Company entered into an amended and restated credit agreement, as described in Note 31, Subsequent Events, in which the covenant restrictions were

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significantly relaxed. The amended EBITDA to cash interest expense coverage ratio is now to exceed 2.20 through the year ended January 1, 2006 and 1.75 through the year ending December 31, 2006; and the amended debt to EBITDA leverage ratio is not to exceed 4.75 through the year ended January 1, 2006 and 5.25 through the year ending December 31, 2006. See also Note 31, Subsequent Events.

Other debt includes borrowings by the Company’s subsidiaries denominated in foreign currencies and capital lease obligations.

On December 20, 2005, the Company entered into a senior secured loan facility. This senior secured loan facility provides for term loans totaling $20 million, of which $10.5 million was drawn as of January 1, 2006 and the remainder of which is available until June 30, 2006 to finance in part the purchase of additional specified machinery and equipment. A commitment fee of 7.5% per annum on the unused portion of this loan will accrue through June 30, 2006. The senior secured loan facility matures December 31, 2009.

On December 31, 2003, the Company issued $31.7 million of 10% senior subordinated notes due 2014 to DaimlerChrysler. These notes have a carrying amount of $27.5 million and $27.2 million as of January 1, 2006 and January 2, 2005, respectively. The notes were issued as part of the financing of the New Castle acquisition.

In October 2003, the Company issued $150 million of 10% senior notes due 2013 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. As these notes were not registered within 210 days after the closing date, the annual interest rate increased by 1% until the registration statement was declared effective in November 2005. The net proceeds from this offering were used to redeem the balance of the $98.5 million aggregate principal amount of the outstanding 4.5% subordinated debentures that were due December 15, 2003, and to repay $46.6 million of the term loan debt under the Company’s credit facility. In connection with this financing, the Company agreed with its banks to decrease the revolving credit facility from $250 million to $200 million.

Certain of the Company’s domestic wholly owned subsidiaries, as defined in the related bond indentures, (the “Guarantors”) irrevocably and unconditionally fully guarantee the 11% senior subordinated and 10% senior notes. The condensed consolidating financial information included in Note 32, Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes, presents the financial position, results of operations and cash flows of the guarantors.

At January 1, 2006, the Company was contingently liable for standby letters of credit totaling $68.8 million issued on its behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers’ compensation claims.

In 2005, the Company capitalized $0.3 million and $1.1 million of debt issuance costs associated with the 10% senior subordinated notes due 2013 and the amended credit facility, respectively. In 2004, the Company capitalized $1.4 million of debt issuance costs associated with the amended credit facility. In 2003, the Company capitalized $6.4 million and $2.3 million of debt issuance costs associated with the 10% senior subordinated notes due 2013 and the amended credit facility, respectively. These debt issuance costs consist of fees paid to representatives of the initial purchasers, legal fees and facility fees paid to the lenders. The unamortized balance of $16 million related to debt issuance costs as of January 1, 2006 is being amortized based on the effective interest method over the respective life of the related debt and is included in “other assets” in the Company’s consolidated balance sheet as of January 1, 2006.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Leases

The Company leases certain property and equipment under operating and capital lease arrangements that expire at various dates through 2023. Most of the operating leases provide the Company with the option, after the initial lease term, either to purchase the property or renew its lease at the then fair value. Rent expense was $56.1 million, $46.4 million and $35.7 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

The Company completed sale-leaseback financings from 2000 through 2005 relating to certain equipment and buildings, the proceeds of which were used to finance new capital purchases and to pay down the revolving credit and term loan facilities. Due to the sale-leaseback financings, the Company has significantly increased its commitment to future lease payments.

In February 2005, the Company entered into a sale-leaseback transaction for machinery and equipment with a third party lessor, and received $11.4 million cash as part of this transaction. The Company entered into two additional sale-leaseback transactions for machinery and equipment with a third party lessor in April 2005 and September 2005, and received $4.9 million and $5.3 million cash as part of these transactions, respectively. Each of these sale-leasebacks is accounted for as an operating lease with combined annual lease expense of approximately $4 million which is included in the Company’s financial results on a straight-line basis.

In December 2004, the Company entered into two sale-leaseback transactions for machinery and equipment with third party lessors. The Company received cash proceeds of $11.8 million and $7.2 million as part of these two transactions, of which $7.3 million related to the Forging Operations. On June 17, 2004, the Company entered into a sale-leaseback transaction for machinery and equipment whereby it received cash proceeds of $7.5 million cash as part of this transaction. Each of these three sale-leasebacks is accounted for as an operating lease with combined annual lease expense of approximately $5 million which is included in the Company’s financial results on a straight-line basis. On December 31, 2003, the Company entered into a sale-leaseback with proceeds of approximately $4.5 million. This lease was accounted for as a capital lease and is included in long-term debt in the Company’s consolidated balance sheet as of January 2, 2005. The Company also entered into a $65 million sale-leaseback on December 31, 2003, as part of its financing related to the purchase of New Castle. This lease for New Castle equipment is accounted for as an operating lease and the annual lease expense is approximately $10 million.

In March 2003, the Company entered into a sale-leaseback transaction with respect to certain manufacturing equipment for proceeds of approximately $8.5 million, of which $1.4 million related to the Forging Operations. In October 2003, the Company entered into a sale-leaseback transaction for machinery and equipment for additional proceeds of $8.5 million, of which $0.5 million related to the Forging Operations. In July 2003, the Company entered into an approximate $10 million operating lease associated with the acquisition of its Greensboro, North Carolina facility. The proceeds from this lease were used to finance a portion of the acquisition of this facility from Dana Corporation. All of these leases are accounted for as operating leases and the associated rent expense is included in the Company’s financial results on a straight-line basis. The sale-leasebacks initiated in 2003 contribute an additional $3.8 million in annualized lease expense.

In December 2001 and January 2002, the Company entered into additional sale-leaseback transactions with respect to equipment and approximately 20 real properties for net proceeds of approximately $56 million and used the proceeds to repay a portion of its term debt under the credit facility. In

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred losses are recorded as part of the sale-leaseback transactions, and represent the difference between the carrying value of the assets sold and proceeds paid at closing by the leasing companies. Fair value was equal to or in excess of the carrying value of these assets based on asset appraisal information provided by third party valuation firms. These deferred amounts are being amortized, instead of being currently recognized, on a straight-line basis over the lives of the respective leases as required under SFAS No. 28, “Accounting for Sales with Leasebacks.” Future amortization amounts relate to the remaining portion of the 2000 and 2001 sale-leaseback deferred losses. Amortization expense of deferred losses on sale-leasebacks was $2.7 million, $8.8 million and $8.9 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively, and is included in cost of sales. Unamortized deferred losses on sale-leasebacks are $7.3 million and $10.4 million at January 1, 2006 and January 2, 2005, respectively.

Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year as of January 1, 2006 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2006	$2,394	$55,741
2007	1,482	55,673
2008	937	48,024
2009	787	40,779
2010	787	34,534
Thereafter	—	108,491
Total minimum payments	$6,387	$343,242
Amount representing interest	(742)
Obligations under capital leases	5,645
Obligations due within 1 year	(2,033)
Long-term obligations under capital leases	$3,612

The preceding total future minimum operating lease payments will be reduced by $32.8 million associated with a repurchase of leased assets subsequent to year-end as part of our North American Forging divestiture. See Note 31, Subsequent Events.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of contractual obligations for equipment and property that was originally leased by the Company and subsequently subleased to a third party based on the current lease payments (excluding scheduled lease payment escalation provisions). No liability has been recognized for the contractual obligations that might arise if the third party were to default on the sublease. The Company believes that in the event of default, an alternative lessee might be located to mitigate these maximum contractual obligations.

Sublease Payments
(In thousands)
2006	$579.0
2007	579.0
2008	579.0
2009	579.0
2010	579.0
Thereafter	6,369.3
Total contractual sublease obligations	$9,264.3

14.   Redeemable Preferred Stock

The Company has authorized and outstanding 644,540 shares, $1 par value, of $64.5 million in liquidation value ($57.1 million carrying value as of January 1, 2006) Series A-1 preferred stock to DaimlerChrysler Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the ten-year period. The preferred stock is mandatorily redeemable on December 31, 2013. Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has authorized 370,000 shares, $1 par value, of $36.1 million in liquidation value ($34.5 million carrying value as of January 1, 2006) Series A preferred stock, of which 361,001 are issued and outstanding to Masco Corporation. The Company will accrete from the fair value at issuance to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has authorized and outstanding 184,153 shares, $1 par value, with a carrying value of $18.4 million of redeemable Series B preferred stock to Heartland. The redeemable Series B preferred shares issued are mandatory redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum. Heartland Industrial Partners (“Heartland”) purchased all of the outstanding shares of Series B preferred stock from former GMTI shareholders on December 31, 2003.

Preferred stock dividends (including accretion of $1.1 million in 2005) were $22.7 million, $19.9 million and $9.3 million, while dividend cash payments were zero, for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Thus, unpaid accrued dividends were $61.9 million and $40.3 million for the years ended January 1, 2006 and January 2, 2005, respectively. Redeemable

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferred stock, consisting of outstanding shares and unpaid dividends, was $171.9 million and $149.2 million in the Company’s consolidated balance sheet at January 1, 2006 and January 2, 2005, respectively.

15.   Derivative Financial Instruments

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

All of the Company’s interest rate protection arrangements matured in February 2004 and, as a result of their maturity, a cumulative pre-tax non-cash gain of $6.6 million was recorded and is reflected as a non-cash gain on maturity of interest rate arrangements in the Company’s consolidated statement of operations for the year ended January 2, 2005. Prior to their maturity, $6.6 million net of tax was included in accumulated other comprehensive income related to these arrangements. Prior to the expiration of these agreements, the Company recognized additional interest expense of $1.1 million and $6.5 million for the years ended January 2, 2005 and December 28, 2003, respectively. The Company was not engaged in any derivative financial investments at January 1, 2006.

16.   Segment Information

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

POWERTRAIN—Manufactures a broad range of engine components, modules and systems, including sintered metal, powder metal, hydraulic controls, precision shafts, and forged and tubular fabricated products used for a variety of applications. These applications include balance shaft modules and front cover assemblies. This segment applys integrated program management to a broad range of  engine and transmission applications.

The Company has established Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) as a key indicator of financial operating performance. The Company defines Adjusted EBITDA as income from continuing operations and before interest, taxes, depreciation,

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization, asset impairment, loss on disposition of manufacturing facilities, non-cash losses on sale-leaseback of property and equipment and non-cash restricted stock award expense. Adjusted EBITDA is a non-GAAP measure and therefore caution must be exercised in using Adjusted EBITDA as an analytical tool and should not be used in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating Adjusted EBITDA, management deems it important to consider the quality of the Company’s underlying earnings by separately identifying certain costs undertaken to improve the Company’s results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts.

The Company’s export sales approximated $292 million, $313 million and $140 million in 2005, 2004 and 2003, respectively. Intercompany sales for 2005 were $7.1 million and $3.2 million for the Chassis and Powertrain segments, respectively. Intercompany sales for 2004 were $5.3 million and $2.8 million for the Chassis and Powertrain segments, respectively. Intercompany sales for 2003 were $6.6 million and $2.9 million for the Chassis and Powertrain segments, respectively. North American Forging intercompany sales to the Chassis and Powertrain segments were $48.0 million, $36.8 million and $20.1 million for 2005, 2004 and 2003, respectively. Intercompany sales are recognized in accordance with the Company’s revenue recognition policy and are eliminated in consolidation.

Segment activity for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 is as follows:

	2005	2004	2003
	(In thousands)
Sales
Chassis	$1,000,712	$861,936	$370,052
Powertrain	886,227	833,235	806,410
Total Sales	$1,886,939	$1,695,171	$1,176,462
Adjusted EBITDA
Chassis	$68,206	$78,377	$42,004
Powertrain	106,518	103,075	79,535
Corporate/Centralized Resources	(13,359)	(35,926)	(28,303)
Total Adjusted EBITDA	161,365	145,526	93,236
Depreciation & amortization	(112,183)	(104,825)	(79,675)
Legacy stock award expense	—	(563)	(3,088)
Asset impairment	—	—	(4,868)
Loss from operations due to sale of manufacturing facilities	—	(7,600)	—
Non-cash charges	(1,625)	(997)	610
Operating profit	$47,557	$31,541	$6,215

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Summary by Segment:

	2005	2004
	(In thousands)
Total Assets:
Chassis	$707,784	$810,621
Powertrain	763,112	723,733
Corporate/centralized resources	259,427	356,205
Assets held for sale	116,612	304,205
Total	$1,846,935	$2,194,764

	2005	2004	2003
Capital Expenditures:
Chassis	$42,029	$52,508	$42,398
Powertrain	69,070	86,228	59,263
Corporate/centralized resources	648	1,538	14,620
Total	$111,747	$140,274	$116,281
Depreciation and Amortization:
Chassis	$51,669	$44,864	$22,310
Powertrain	51,322	49,106	48,028
Corporate/centralized resources	9,192	10,855	9,337
Total	$112,183	$104,825	$79,675

The following table presents the Company’s revenues for each of the years ended January 1, 2006, January 2, 2005 and December 28, 2003, and total assets and long lived assets (defined as equity investments and receivables in affiliates, net fixed assets, intangible and other assets and excess of cost over net assets of acquired companies) at each year ended January 1, 2006 and January 2, 2005, by geographic area, attributed to each subsidiary’s continent of domicile (in thousands). Revenue and total assets from no single foreign country were material to the consolidated revenues and net assets of the Company.

	2005				2004				2003
		Total	Long Lived	Net		Total	Long Lived	Net
	Sales	Assets	Assets	Assets	Sales	Assets	Assets	Assets	Sales
	(In thousands)
United States	$1,386,325	$1,329,141	$1,037,571	$(168,661)	$1,271,047	$1,641,285	$1,115,665	$130,321	$823,188
Europe	$352,651	$386,643	$330,318	$276,813	$334,777	$435,496	$364,266	$313,918	$287,211
Other North America	107,281	90,454	71,187	80,036	71,929	85,690	62,576	70,917	58,171
Other foreign	40,682	40,697	22,738	31,135	17,418	32,293	$23,447	26,804	7,892
Total foreign	$500,614	$517,794	$424,243	$387,984	$424,124	$553,479	$450,289	$411,639	$353,274

A significant percentage of the Automotive Group’s revenue is from three major customers. The following is a summary of the percentage of revenue from these customers for the fiscal year ended:

	January 1, 2006	January 2, 2005	December 28, 2003
DaimlerChrysler Corporation	25.8%	25.7%	8.7%
Ford Motor Company	12.1%	13.4%	20.1%
General Motors Corporation	6.5%	7.7%	11.8%

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Acquisitions

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

As part of the New Castle transaction, Metaldyne acquired Class A and Class B units representing DaimlerChrysler’s entire joint venture interest in New Castle. In exchange, Metaldyne delivered to DaimlerChrysler $215 million (before fees and expenses of approximately $3 million), comprised of $118.8 million in cash; $31.7 million (fair value of $26.9 million as of December 31, 2003) in aggregate principal amount of a new issue of its 10% senior subordinated notes; and $64.5 million (fair value of $55.3 million as of December 31, 2003) in aggregate liquidation preference of its Series A-1 preferred stock. Included in the $5 million fees and expenses is a $2.5 million transaction fee paid to Heartland Industrial Partners (‘‘Heartland’’) pursuant to the acquisition of New Castle. The cash portion of the consideration was funded in part by the net cash proceeds of approximately $58 million from the sale-leaseback of certain New Castle machinery and equipment with a third-party lessor, with the remainder funded through Metaldyne’s revolving credit facility. The remaining $7 million of net cash proceeds from the sale-leaseback of certain equipment purchased by the Company was for use in the New Castle facility.

The Company determined the fair value of the 10% senior subordinated notes based upon an estimated yield appropriate for the level of risk inherent in the notes. The 10% senior subordinated notes feature substantially the same terms and rank pari-passu in rights of payments as the Company’s 11% senior subordinated notes which are registered and traded from time to time. Based upon available information about the prices at which the 11% senior subordinated notes were being traded, the Company determined that the required rate of return on the 10% senior subordinated notes to be 13.1% resulting in a fair value of approximately $26.9 million. This analysis resulted in a reduction in estimated current value of approximately $4.8 million below the face value for the 10% senior subordinated notes. The Company is ratably recognizing the unamortized accretion of the 10% senior subordinated notes in accordance with the interest method.

The Company also determined the fair value of the preferred stock based upon an estimated yield appropriate for the level of risk inherent in the preferred stock. As assessment of the credit worthiness of the Company was made as of the valuation date vis-à-vis an analysis of its financial ratios. In addition, the Company took into consideration the put option provided as part of the issuance of stock which would allow the shares to be “put” back to the Company in an event of an equity offering triggering event. The Company determined the appropriate rate of return on the preferred stock to be between 15.5% and 15.7% resulting in a fair value of approximately $55.3 million. This analysis resulted in a reduction in estimated current value of approximately $9.1 million below the face value for the preferred stock. The Company is ratably recognizing the unamortized accretion of the preferred stock in accordance with the interest method.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of assets and liabilities of New Castle at December 31, 2003 consisted of the following (in thousands):

Current assets	$13,370
Property and equipment, net	109,022
Intangible assets - customer contracts	32,883
Goodwill	28,770
Total assets	184,045
Total liabilities (including deferred taxes of $1,690)	15,800
Net assets	$168,245

In connection with the acquisition of New Castle, the Company recorded $22.4 million of tax deductible goodwill that is amortizable over a 15 year period. The tax deductible goodwill in excess of goodwill recorded in connection with the transaction for financial reporting purposes is attributable to the unamortized accretion, as of the issue date, of the 10% senior subordinated notes.

Also in conjunction with the purchase agreement for the acquisition of New Castle, DaimlerChrysler agreed to reimburse the Company for potential equipment purchases related to production capacity for a specified product line. The Company received reimbursement totaling $8.0 million as of January 1, 2006. In the third quarter of 2005, the Company identified $1.7 million in assets that were included in the appraised value of assets reflected in the original purchase price allocation at a value in excess of fair value in consideration of the Company’s intended use of these assets. Consequently, an adjustment was made to increase goodwill and reduce fixed assets for this amount in the quarter. The net effect of the reimbursement and adjustment to the original assets acquired has been recognized in the net reduction to the goodwill recorded at the time of the acquisition.

The following unaudited pro forma financial information summarizes the results of operations for the Company for the year ended December 28, 2003 assuming the New Castle acquisition had been completed as of the beginning of the period (in thousands).

Year Ended December 28, 2003 (Unaudited)
Net sales	$1,886.7
Net loss attributable to common stock	(108.1)
Loss per share	(2.53)

In addition to the purchase accounting adjustments, the pro forma results reflect a reduction in sales to contractual sales prices and a reduction in labor costs related to the employee agreement with DaimlerChrysler.

Historically, revenue for the New Castle facility was determined based upon the sale of product to DaimlerChrysler assembly plants within North America and to third party customers not related to DaimlerChrysler based upon New Castle’s standard cost of production. For pro forma presentation, an adjustment of $19 million has been made to reduce net sales based upon the contract with DaimlerChrysler.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The historical results reflect labor costs based upon existing labor agreements. For pro forma purposes, an adjustment of $54 million has been made to reflect the reduction in employee costs based upon the employee matters agreement with DaimlerChrysler.

On May 15, 2003, the Company acquired a facility in Greensboro, North Carolina, from Dana Corporation (“Dana”) for approximately $7.7 million at closing and agreed to pay an additional $1.4 million in cash over a period of time ending on December 31, 2004. The Company may also be obligated to pay up to an additional $1.4 million in cash conditioned upon being awarded new business by June 30, 2005 valued at least at $1.4 million. The Greensboro facility became part of the Chassis segment’s Chassis Products division. The Greensboro operation, which employs approximately 140 people, machines cast iron and aluminum castings, including various steering knuckles and aluminum carriers for light truck applications. The results of operations of the facility have been included in the consolidated financial statements since that date.

In connection with the acquisition of the Greensboro location, the Company entered into a 20 year lease agreement with a third party on the facility. This lease is accounted for as an operating lease with annual lease expense of approximately $1.1 million.

In addition, the Company signed a seven-year supply agreement with Dana covering all existing business at Greensboro, including a right of last refusal on successor programs. As part of the valuation of the Greensboro facility, the Company determined that the intangible assets identified were deemed to have a minor value to the Company due to the Greensboro facility’s lack of generating profits. As a result, no value was allocated to the supply agreement with Dana. In addition, in connection with the Greensboro acquisition, Dana had committed to award certain additional business to Metaldyne. In February 2006, Dana was released from its commitment to award this additional business to the Company as part of a settlement agreement between the parties.

18.   Asset Impairments and Restructuring Related Integration Actions

The Company incurred approximately $3.3 million of restructuring costs in fiscal 2005 compared to $2.5 million incurred in fiscal 2004. The 2005 charge relates principally to two actions taken in the first and fourth quarters. In the first quarter of 2005, the Company incurred a $1.5 million charge relating to the consolidation of its operating segments from three into two (elimination of the Driveline segment and consolidation into the Chassis and Powertrain segments). In the fourth quarter of 2005, the Company realigned its commercial functions including sales and purchasing by splitting them between its two operating segments: Chassis and Powertrain. As a result of both of the above actions, the Company eliminated numerous positions and anticipates further savings in the future. Approximately $1.4 million of the 2004 charge relates to the Company’s Chassis group to close a facility in Europe and $0.2 million to achieve headcount reductions in the Powertrain group. An additional $0.8 million charge in 2004 primarily relates to costs to reduce headcount at the Corporate offices.

In fiscal 2003, the Company entered into several restructuring arrangements whereby it incurred approximately $12.7 million of costs associated with severance and facility closures. These actions include the completion of the Chassis segment’s European operation reorganization that was initiated in fiscal 2002 and completed in the first quarter of 2003 and severance costs to replace certain members of the Company’s executive management team and the costs to restructure several departments in the Company’s corporate office.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects to realize additional savings from the restructuring actions, described above, as reductions in employee-related expenses recognized in both cost of goods sold and selling, general and administrative expense.

The following table summarizes the activity for the accruals established relating to restructuring activities for 2002 through 2005. Adjustments to previously recognized acquisition related severance and exit costs were reversed to goodwill.

	Acquisition Related	2002 Additional Severance	2003 Additional Severance	2004 Additional Severance	2005 Additional Severance
	Severance	And Other	And Other	And Other	And Other
	Costs	Exit Costs	Exit Costs	Exit Costs	Exit Costs	Total
	(In thousands)
Balance at December 28, 2003	$1,089	$348	$7,322	$—	$—	$8,759
Charges to expense	—	—	—	2,455	—	2,455
Cash payments	(290)	(361)	(4,605)	(2,010)	—	(7,266)
Other adjustments	(40)	—	40	—	—	—
Reversal of unutilized amounts	(84)	—	—	—	—	(84)
Balance at January 2, 2005	$675	$(13)	$2,757	$445	$—	$3,864
Charges to expense	—	13	(240)	(12)	3,527	3,288
Cash payments	(12)	—	(2,436)	(354)	(2,529)	(5,331)
Other adjustments	(218)	—	8	(52)	99	(163)
Balance at January 1, 2006	$445	$—	$89	$27	$1,097	$1,658

The above amounts represent total estimated cash payments, of which $1.7 million and $3.2 million are recorded in accrued liabilities in the Company’s consolidated balance sheet at January 1, 2006 and January 2, 2005, respectively. An additional $0.7 million was recorded in other long-term liabilities in the Company’s consolidated balance sheet at January 2, 2005.

19.   Disposition of Businesses

On February 1, 2004, the Company completed an asset sale pursuant to which substantially all of the business associated with two of the aluminum die casting facilities in its former Driveline segment was sold to Lester PDC, Ltd, a Kentucky-based aluminum die casting and machining company. The Company retained an interest in approximately $5.6 million in working capital (principally accounts receivable). Cash paid in the transaction to buy out the remaining portion of the equipment that had previously been sold under an operating lease arrangement by the Company was approximately $6.1 million, net of proceeds from Lester PDC of $4.1 million. The buyer also agreed to lease the Bedford Heights, Ohio and sub-lease the Rome, Georgia facilities from the Company for total annual lease payments of approximately $0.6 million. In addition, Lester PDC and Metaldyne entered into a supply agreement. These facilities had 2003 combined sales of approximately $62 million and an operating loss of approximately $14 million. Both manufacturing operations were part of the Company’s former Driveline segment. In connection with the disposition of these manufacturing facilities, the Company recognized a charge of $7.6 million on the Company’s consolidated statement of operations for the year ended January 2, 2005. The charge represents the book value of approximately $12 million in fixed assets and deferred financing fees offset by the $4.1 million in cash consideration paid by Lester PDC for the assets.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 9, 2003, the Company sold its Chassis segment’s Fittings division to TriMas for $22.6 million plus the assumption of an operating lease. This transaction was accounted for as a sale of entities under common control, due to common ownership between TriMas and the Company. Therefore, the proceeds, in excess of the book value, amounting to $6.3 million were recorded as “equity and other investments in affiliates” in the Company’s consolidated balance sheet. The Fittings division, which is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications, became part of the TriMas Fastening Systems Group.

20.   Discontinued Operations

On October 28, 2005, the Company announced the possible divestiture of its business of supplying forged metal components to the automotive light vehicle market (“North American Forging” or “Forging Operations”) and engaged a third party investment banking firm to assist in the sale process. The Forging Operations, which were part of the Chassis segment and operated as a separate division with separate management within the segment, manufacture a variety of gear blanks, driveline shaft blanks, differential gears, wheel end components and precision cold forged components for global automotive original equipment manufacturers and Tier 1 component suppliers. On December 1, 2005, the Company entered into a definitive agreement to sell the Forging Operations. As a result of this agreement, the Company’s Board of Directors approved the disposition of the business prior to January 1, 2006. On January 7, 2006 the Company entered into an Asset Purchase Agreement (the “Agreement”) with Forming Technologies, Inc. (“FTI”) whereby FTI agreed to purchase the equipment, machinery, raw materials and other assets of the Forging Operations.

In accordance with SFAS No. 144, the Company determined that the Forging Operations qualified for assets held for sale treatment. Therefore, the results of operations for the Forging Operations for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of the Forging Operations have been reclassified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheet at January 1, 2006 and January 2, 2005.

The Company determined that the undiscounted cash flows of the Forging Operations did not support the current carrying value of the Forging Operations assets. Since these assets met the held for sale criteria listed under SFAS No. 144, the Company recorded an impairment loss to reduce the assets to their fair value less cost to sell. The loss recognized was determined based upon the selling price established in the Agreement with FTI. This loss on disposition amounted to $140.5 million (net of approximately $32.3 million of taxes) reflecting the impairment of the Forging Operations long-lived assets and estimated costs to sell of approximately $4.1 million.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from the Forging Operations, including sales with other Metaldyne affiliates, income (loss) from discontinued operations and related tax (benefit) expense for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 are presented below:

	January 1, 2006	January 1, 2005	December 28, 2003
	(In millions)
Sales to third parties	$357.6	$345.9	$351.8
Sales with other Metaldyne affiliates	$48.0	$36.8	$20.1
Income (loss) from discontinued operations before income taxes	(10.1)	(3.7)	12.8
Income tax (benefit) expense	$(1.8)	$(1.3)	$4.5
Income (loss) from discontinued operations	$(8.3)	$(2.4)	$8.3

The components of assets and liabilities of the discontinued operations in the consolidated balance sheet are as follows:

	January 1, 2006	January 2, 2005
	(In thousands)
Cash	$4	$—
Accounts receivable	2,808	430
Inventories	36,151	37,005
Prepaid expenses and other	2,439	1,721
Property and equipment, net	73,896	183,083
Other assets	1,314	81,966
Assets of discontinued operations	$116,612	$304,205
Trade accounts payable	$29,992	$33,105
Accrued liabilities	7,222	8,238
Current portion of long-term debt	186	210
Current liabilities of discontinued operations	37,400	41,553
Long-term debt	7,500	7,594
Other long-term liabilities	25,704	29,526
Long-term liabilities of discontinued operations	$70,604	$78,673

The Company and its Forging Operations sell trade accounts receivable of substantially all domestic business operations, on an on-going basis, to MRFC, Inc., a wholly owned subsidiary of the Company. Other long-term liabilities consist of pension and post-retirement obligations of which $2.7 million will not be retained by the Company. See Note 26, Employee Benefit Plans for detail.

21.   Cumulative Effect of Change in Accounting Principle

Under FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations,” obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs and the fair value of the liability can be reasonably estimated. This amount is accounted for as an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset’s useful life. On January 1, 2006, the Company recorded a transition charge of $5.1

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million ($3.3 million after tax), which is reported in the caption, “Cumulative effect of accounting changes.” FIN No. 47 primarily affects the accounting for costs associated with the future buyback or retirement of assets  under the Company’s various lease agreements.

On a pro forma basis, the amount of the liability for asset retirement obligation would have been $3.3 million and $1.8 million as of January 2, 2005 and December 28, 2003, respectively, had the Company applied FIN No. 47 for all periods presented. The adoption of FIN No. 47 did not have a significant impact on prior year results.

22.   Other Income (Expense), Net

	2005	2004	2003
	(In thousands)
Other, net:
Interest income	$1,272	$1,396	$474
Debt fee amortization	(3,206)	(3,880)	(2,480)
Accounts receivable securitization financing fees	(4,506)	(2,947)	(2,634)
Foreign currency gains (losses)	389	(940)	(1,010)
Other, net	(5,149)	(610)	(1,420)
Total other, net	$(11,200)	$(6,981)	$(7,070)

23.   Stock Options and Awards

The Company has a stock-based employee compensation plan (the “Plan”) and has issued equity-based incentives in various forms. At January 1, 2006, the Company has stock options and units outstanding to key employees of the Company for approximately 0.7 million shares at a price of $16.90 per share, 1.0 million shares at a price of $8.50 per share and 1.2 million shares at a price of $6.50 per share. However, these options and units are required to be held and cannot be exercised until the elapse of a certain time period after a public offering.

Beginning in 2004, the Company offered eligible employees the opportunity to participate in a new Voluntary Stock Option Exchange Program (the “Program”), to exchange all of their outstanding options to purchase shares of the Company’s common stock granted under the Plan for new stock options and restricted stock units to be granted under the Plan. Participation in the Program was voluntary; however, elections were required to be received by January 14, 2004, with new stock options granted on or after July 15, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants in the existing Plan and one eligible employee not electing to participate in the new Program continue to participate in the existing Plan. No stock compensation expense was recorded for the year ended January 1, 2006.

Prior to November 2001, the Company’s Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. The Company granted long-term stock awards, net, for approximately 0.4 million shares of Company common stock during 2000 to key employees of the Company. The weighted average fair value per share of long-term stock awards granted during 2000 on the date of grant was $13. Compensation expense for the vesting of long-term stock awards was approximately $3.1 million in 2003, and is included with selling, general and administrative expenses in the Company’s consolidated statement of operations. Beginning in December 2000, the unamortized value of unvested stock awards was

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized over a ten-year vesting period and recorded in the financial statements as a deduction from shareholders’ equity.

The Company cancelled outstanding stock awards in 2000 and made new restricted stock awards to certain employees of approximately 3.7 million shares of Company common stock in 2001. Under the terms of the recapitalization agreement, those shares become free of restriction, or vest, as to one-quarter upon the closing of the recapitalization merger and one-quarter in each of January 2002, 2003 and 2004. Holders of restricted stock were entitled to elect cash in lieu of 40% of their respective stock, which vested at the closing of the recapitalization merger. On each of the subsequent vesting dates, holders of restricted stock may elect to receive all of the installment in common shares, 40% in cash and 60% in common shares, or 100% of the installment in cash. The number of shares to be received will increase by 6% per annum and any cash to be received will increase by 6% per annum from the $16.90 per share recapitalization consideration.

A summary of the status of the Company’s stock options and units granted under the Plan for the three years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(Shares in thousands)
Option shares outstanding, beginning of year	2,736	2,661	2,539
Weighted average exercise price	$10.57	$16.90	$16.90
Option and unit shares granted	575	1,983	306
Weighted average exercise price	$6.50	$7.58	$16.90
Option and unit shares exercised	—	—	—
Weighted average exercise price	—	—	—
Option and unit shares cancelled due to forfeitures	(174)	(109)	(184)
Option shares exchanged for units	(153)	(1,799)	—-
Weighted average exercise price	$12.20	$16.90	$16.90
Option and unit shares outstanding, end of year	2,984	2,736	2,661
Weighted average exercise price	$9.59	$10.57	$16.90
Weighted average remaining option term (in years)	5.5	6.5	7.5
Option and unit shares exercisable, end of year	—	—	—
Weighted average exercise price	—	—	—

The weighted average exercise price of long-term stock awards is $9.59 per share at January 1, 2006. A combined total of approximately 4.9 million shares of Company common stock was available for the granting of options and incentive awards under the above plans in 2005, 2004 and 2003.

The weighted average fair value on the date of grant of options granted was $4.80 in 2005 and 2004 and $8.50 in 2003. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the pro forma effects on the Company’s basic earnings per share would have been no effect in 2005 and 2004 and a reduction of approximately $0.04 in 2003. The fair value of the Company’s stock at the date of grant was $4.80 (assuming the removal of the lack of marketability and minority discount applied for purposes of this stock valuation, the value would range between $8.50 and $9.00 per share) in 2005 and 2004, and $8.50 in 2003.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the options was estimated at the date of grant using the minimum value method for 2005, 2004 and 2003, with no assumed dividends or volatility, a weighted average risk-free interest rate of 3.94% in 2005 and 3.67% in 2004, and an expected option life of 5.5 years in both 2005 and 2004.

24.   Loss Per Share

The following provides information relating to the numerators and denominators used in the computations of basic and diluted loss per common share:

	2005	2004	2003
	(In thousands except per share amounts)
Weighted average number of shares outstanding for basic and diluted	42,845	42,830	42,729
Loss from continuing operations	$(109,797)	$(25,555)	$(83,691)
Income (loss) from discontinued operations, net of tax	(8,301)	(2,439)	8,352
Loss on discontinued operations, net of tax	(140,547)	—	—
Cumulative effect of change in accounting principle	(3,262)	—	—
Net loss	$(261,907)	$(27,994)	$(75,339)
Less: Preferred stock dividends	—	—	9,259
Loss used for basic and diluted earnings per share computation	$(261,907)	$(27,994)	$(84,598)
Basic and diluted loss per share:
Loss from continuing operations less preferred stock	$(2.56)	$(0.60)	$(2.18)
Loss from discontinued operations	(0.19)	(0.05)	0.20
Loss on discontinued operations	(3.28)	—	—
Cumulative effect of change in accounting principle	(0.08)	—	—
Net loss attributable to common stock	$(6.11)	$(0.65)	$(1.98)

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 2.94 million and 2.69 million of common shares as they are anti-dilutive at January 1, 2006 and January 2, 2005, respectively.

Contingently issuable shares, representing approximately 50,000, 50,000 and 900,000 of restricted stock options and restricted stock awards, have an anti-dilutive effect on earnings per share for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.   Income Taxes

	2005	2004	2003
	(In thousands)
Income (loss) from continuing operations:
Domestic	$(143,030)	$(110,302)	$(135,550)
Foreign	55,989	49,190	38,700
	$(87,041)	$(61,112)	$(96,850)
Provision for income taxes:
Currently payable:
Federal	$(1,009)	$(5,913)	$—
Foreign	20,957	4,901	15,128
State and local	3,224	1,869	408
	23,172	857	15,536
Deferred:
Federal	1,023	(29,058)	(28,731)
Foreign	1,799	(1,330)	973
State and local	(3,238)	(6,026)	(937)
	(416)	(36,414)	(28,695)
Income taxes	$22,756	$(35,557)	$(13,159)

The components of deferred taxes at January 1, 2006 and January 2, 2005 are as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Inventories	$2,145	$571
Accrued liabilities and other long-term liabilities	53,392	60,853
Net operating losses	139,789	72,968
Investment in subsidiary	6,907	2,980
	202,233	137,372
Valuation allowance	(87,840)	(12,220)
	114,393	125,152
Deferred tax liabilities:
Property and equipment	107,467	143,339
Intangible assets	27,609	48,079
Other, principally investments	10,709	9,728
	145,785	201,146
Net deferred tax liability	$31,392	$75,994

The net deferred tax liability resides in the following components of the balance sheet:

	(In thousands)
Assets:
Deferred and refundable income taxes	$11,010	$18,468
Less: refundable income taxes	—	(5,547)
Deferred income taxes	11,010	12,921
Liabilities:
Deferred income taxes	42,402	88,915
Total net deferred tax liability	$31,392	$75,994

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income from continuing operations:

	2005	2004	2003
	(In thousands)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(30,464)	$(21,389)	$(33,898)
State and local taxes, net of federal tax benefit	(9)	(1,087)	(344)
Higher (lower) effective foreign tax rate	2,676	(4,401)	2,556
Foreign dividends	—	506	5,990
Refunds received in excess of prior recorded amounts	(581)	(7,065)	—
Preferred stock dividends	7,579	6,592	—
Change in accrual for tax contingencies	482	(6,252)	—
Valuation allowance	45,864	(2,700)	1,985
Undistributed foreign earnings	(990)	750	10,200
Other, net	(1,801)	(511)	352
Income taxes	$22,756	$(35,557)	$(13,159)

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing consolidated financial statements, the Company is required to determine its income taxes in each of the jurisdictions in which it operates. This process involves determining the current tax expense together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must assess the likelihood that its deferred tax asset will be recovered from various means including future taxable income and, to the extent it believes that recovery is not more likely than not, it must establish a valuation allowance. To the extent that the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the Company’s consolidated statement of operations. The Company does not believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company has recorded an increase in the valuation allowance of $75.6 million comprised of (i) $45.9 million for continuing operations; (ii) $1.6 million for discontinued operations; and (iii) $28.1 million for loss on discontinued operations, against its domestic deferred tax assets, net of reversing liabilities, as of January 1, 2006, due to uncertainties related to its ability to utilize a portion of its deferred tax assets, primarily consisting of net operating losses. In establishing the valuation allowance, the Company considered, among other factors, its historical profitability, projections for future profits and timing of the reversal of specific deferred tax liabilities, predominantly depreciation expense. The net increase (decrease) in the valuation allowance for the years ended January 2, 2005 and December 28, 2003 was $1.0 million and $(4.3) million, respectively.

As of January 1, 2006, the Company had unused U.S. net operating loss (“NOL”) carryforwards of approximately $337 million. $0.4 million of these losses will expire in 2020; $42.4 million will expire in 2021; $1.2 million will expire in 2022; $85 million will expire in 2023; $102 million will expire in 2024; and $106 million will expire in 2025. The Company has also recognized a deferred tax asset for unused state NOL carryforwards totaling $3.5 million in 2005 and $2.7 million in 2004. These NOL carryforwards expire in various years beginning in 2024.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the state deferred tax expense for the year ended January 2, 2005 is a benefit of $2.7 million that is attributable to a reduction in a valuation allowance previously established against deferred tax assets for certain net operating loss carryforwards that the Company determined was no longer warranted.

A provision has been made for U.S. or additional foreign withholding taxes on approximately $10 million and $11 million of the undistributed earnings of one foreign subsidiary at January 1, 2006 and January 2, 2005, respectively. A provision for such taxes has not been made on approximately $389 million and $368 million of the undistributed earnings of the Company’s other foreign subsidiaries for the years ended January 1, 2006 and January 2, 2005, respectively, as the Company intends to permanently reinvest the earnings of these entities. Generally, such earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

In 2002, the Company completed its analysis of the impact related to the U.S. Department of Treasury’s regulations that replaced the loss disallowance rules applicable to the sale of stock of a subsidiary member of a consolidated tax group. These regulations permit the Company to utilize a previously disallowed capital loss that primarily resulted from the sale of a subsidiary in 2000. In the year ended December 29, 2002, the Company filed an amended tax return to claim a refund relating to the previously disallowed loss and recorded a tax benefit of $20 million relating to the refund claim. In July 2004, the Company received a $27 million refund relating to the claim. The difference in the amount of benefit recorded in 2002 and the refund received in 2004, $7 million, has been recorded as a benefit in the tax provision for the year ended January 2, 2005.

26.   Employee Benefit Plans

Substantially all employees participate in noncontributory profit-sharing and/or contributory defined contribution plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under defined contribution plans were $10.3 million in 2005, $8.8 million in 2004 and $9.3 million in 2003. Anticipated 2006 contributions to the defined contribution plans will be approximately $11.0 million.

As of January 1, 2003, the Company replaced its existing combination of defined benefit plans and defined contribution plans for non-union employees with an age-weighted profit-sharing plan and a 401(k) plan. Defined benefit plan benefits no longer accrue after 2002 for these employees. This change affected approximately 1,200 employees. The profit-sharing component of the new plan is calculated using allocation rates that are integrated with Social Security and that increase with age. As a result of the disposition of TriMas on June 6, 2002, the Company is not responsible for TriMas’ net periodic pension cost subsequent to this date. However, the Company must continue to record TriMas’ portion of the net liability recognized on the Company’s consolidated balance sheet.

The Company also provides other postretirement medical and life insurance benefit plans, none of which are funded, for certain of its active and retired employees. The health care plans are contributory with participants’ contributions adjusted annually. As a result of the disposition of TriMas on June 6, 2002, the Company is not responsible for TriMas’ net periodic postretirement benefit cost, benefit obligations and net liability subsequent to this date.

The Company uses a September 30 measurement date for all of its plans. The straight-line method is used to amortize prior service amounts and unrecognized net actuarial losses over a 14 to 15 year average for all on-going pension and postretirement benefit plans. The below includes all of the Company’s domestic and foreign pension and other postretirement benefit plans.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and funded status of the Company (including the obligations related to the Forging Operations) at January 1, 2006 and January 2, 2005:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$304,181	$289,122	$54,261	$53,342
Service cost	2,841	3,071	1,629	1,329
Interest cost	17,768	17,321	2,144	2,965
Plan participants’ contributions	191	191	402	448
Amendments	—	229	—	—
Actuarial loss	21,188	6,930	191	1,442
Benefits paid	(14,594)	(13,955)	(2,949)	(3,290)
Change in foreign currency	(3,376)	2,744	—	—
Change due to amendment	—	—	(16,879)	(1,975)
Change due to settlement	—	—	(2,843)	—
Change due to curtailment	—	(1,472)	—	—
Benefit obligation at end of year	328,199	304,181	35,956	54,261
Change in Plan Assets
Fair value of plan assets at beginning of year	182,939	162,721	—	—
Actual return on plan assets	18,068	13,647	—	—
Employer contribution	22,343	18,930	2,547	2,842
Plan participants’ contributions	191	191	402	448
Benefits paid	(14,594)	(13,955)	(2,949)	(3,290)
Exchange rate changes	(1,505)	1,405	—	—
Fair value of plan assets at end of year	207,442	182,939	—	—
Net Amount Recognized
Funded status	(120,757)	(121,242)	(35,956)	(54,261)
Unrecognized net actuarial loss	118,513	101,390	8,528	14,806
Unrecognized prior service cost (benefit)	2,010	2,165	—	(2,579)
Net amount recognized	$(234)	$(17,687)	$(27,428)	$(42,034)
Amounts Recognized in the Statement of Financial Position
Accrued benefit cost	$(115,798)	$(115,974)	$(27,428)	$(42,034)
Intangible assets	2,010	2,165	—	—
Accumulated other comprehensive income	113,554	96,122	—	—
Net amount recognized	$(234)	$(17,687)	$(27,428)	$(42,034)
Projected benefit obligation	328,199	304,181	N/A	N/A
Accumulated benefit obligation	323,089	298,847	N/A	N/A
Fair value of plan assets	207,442	182,939	N/A	N/A

The accrued benefit cost is recorded in accrued liabilities, other long-term liabilities and long-term liabilities of discontinued operations in the Company’s consolidated balance sheet. See Note 10, Accrued Liabilities, Note 11, Other Long-term Liabilities and Note 20, Discontinued Operations, for detail.

The increase in accumulated other comprehensive income to $113.6 million ($74.7 million net of tax) at January 1, 2006 primarily reflects the excess of the accumulated benefit obligation over the fair value of the plan assets.

The Company expects to make contributions of approximately $23.7 million to the defined benefit pension plans for 2006. This amount assumes that the funding law applicable for 2005 is extended as proposed by Congress for the 2006 plan year. Absent this extension, the Company would expect to contribute an additional $2 million to the defined benefit pension plans for 2006.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$2,841	$3,071	$3,213	$1,629	$1,329	$1,021
Interest cost	17,768	17,321	17,102	2,144	2,965	3,008
Expected return on plan assets	(18,293)	(17,229)	(16,566)	—	—	—
Amortization of prior service cost	164	146	101	(16,971)	(286)	(121)
Recognized (gain) loss due to curtailments/ settlements	—	(1,472)	(2,454)	(2,478)	(478)	277
Amortization of net (gain) loss	3,479	2,369	699	7,569	476	—
Net periodic benefit cost	$5,959	$4,206	$2,095	$(8,107)	$4,006	$4,185
Additional Information
Increase in minimum liability included in other comprehensive income (before tax)	$17,432	$10,471	$25,536	N/A	N/A	N/A
Assumptions
Weighted-average assumptions used to determine benefit obligations at January 1, 2006, January 2, 2005 and December 28, 2003:
Discount rate	5.66%	5.99%	6.11%	5.75%	6.00%	6.13%
Rate of compensation increase	3.64%	3.62%	3.59%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended January 1, 2006, January 2, 2005 and December 28, 2003:
Discount rate	5.99%	6.11%	6.73%	6.00%	6.13%	6.75%
Expected long-term return on plan assets	8.96%	8.96%	8.96%	N/A	N/A	N/A
Rate of compensation increase	3.62%	3.59%	4.01%	N/A	N/A	N/A
Assumed health care cost trend rates at January 1, 2006, January 2, 2005 and December 28, 2003:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	9.00%	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2013	2013	2013

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service and interest cost	$457	$(623)
Effect on postretirement benefit obligation	4,204	(5,515)

Plan Assets

The Company’s pension plans’ and other postretirement benefit plans’ weighted-average asset allocations at January 1, 2006 and January 2, 2005, by asset category, are as follows:

	Pension Benefits
	Plan Assets At
	January 1, 2006	January 2, 2005
Asset Category
Equity securities	67%	65%
Debt securities	29%	33%
Other (Cash)	4%	2%
Total	100%	100%

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

Determination of Expected Long-Term Rate of Return

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while debt securities are expected to return between 4% and 7%. The Retirement Plan Administrative Committee expects that the plans’ asset manager will provide a modest (0.5% to 1.0% per annum) premium to the respective market benchmark indices.

Cash Flows

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	January 1, 2006	January 1, 2005
2006	$12,922	$1,631
2007	$13,496	$1,623
2008	$14,165	$1,676
2009	$14,805	$1,755
2010	$15,626	$1,853
2011–2015	$90,509	$11,026

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Medicare Prescription Drug, Improvement and Modernization Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and the Company’s eligible retirees generally pay a premium for this benefit that is less than the Part D premium. Therefore, the Company has concluded that these benefits are at least actuarially equivalent to the Part D program so that Metaldyne will be eligible for the basic Medicare Part D subsidy. An application to obtain this subsidy has been submitted to Medicare.

In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The federal subsidy reduced the Company’s postretirement benefit obligation by approximately $7.0 million; this savings is reflected in the balance at January 1, 2006. For 2005, the Company recognized a net reduction in postretirement expense of $0.9 as a result of this subsidy.

Postretirement Medical and Life Insurance Benefit Plans

In December 2004, the Company announced that it will discontinue retiree medical and life insurance coverage to its salaried and nonunion retirees and their beneficiaries effective January 1, 2006. This event has no impact on the Company’s 2004 annual results since the announcement occurred subsequent to the September 30, 2004 measurement date for postretirement benefits. The Company recorded a curtailment gain of $2.1 million for the year ended January 1, 2006 pursuant to this announcement, which is included in selling, general and administrative expenses in its consolidated statement of operations. Additionally, the Company recorded a benefit for net periodic benefit costs of $5.4 million, of which $1.1 million is included in selling, general and administrative expenses and $4.3 million is included in cost of sales in the Company’s consolidated statement of operations. Had the Company not made the changes noted above, its expense would have been approximately $4.5 million, or $9.9 million higher than actually recorded in 2005.

As a result of the discontinuation of retiree medical and life insurance coverage discussed above, the Company expects to receive an estimated cash savings of $1.0 million in 2006. The Company expects to make contributions of approximately $1.6 million to the postretirement medical and life insurance benefit plans for 2006.

In 2005, TriMas agreed to indemnify the Company for the cost of certain postretirement benefit plans for retired employees of former operations attributed to TriMas. As a result, as of January 1, 2006, the Company recorded $1.0 million receivable due from TriMas as reimbursement for amounts previously paid, a reduction of $2.8 million in its long-term liability for amounts expected to be paid in future periods, a $4.7 million reduction in equity investments in and receivables from affiliates and a reduction in expense of $1.0 million.

As a condition of the sale of the Forging Operations, all defined benefit pension plan obligations relating to the Forging Operations’ employees will be retained by the Company. Postretirement medical and life insurance benefit obligations relating to the former Forging Operations’ employees will also be

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retained by the Company with obligations related to the current employees transferred to the new owners. This transferred obligation was approximately $2.7 million as of January 1, 2006. Pension expense associated with the Forging Operations was $0.7 million, $0.6 million and $0.1 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Net postretirement expense (income) associated with the Forging Operations was $(2.7) million, $0.7 million and $0.9 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

27.   Fair Value of Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” the following methods were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Long-Term Debt

The carrying amount of bank debt and certain other long-term debt instruments approximates fair value as the floating rates applicable to this debt reflect changes in overall market interest rates.

The carrying amounts and fair values of the Company’s financial instruments at January 1, 2006 and January 2, 2005 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash and cash investments	$3,687	$3,687	$—	$—
Receivables	$140,040	$140,040	$181,985	$181,985
Long-term debt:
Bank debt	$409,798	$409,798	$414,618	$414,618
11% senior subordinated notes, due 2012	$250,000	$191,250	$250,000	$210,000
10% senior notes, due 2013	$150,000	$135,000	$150,000	$144,750
10% senior subordinated notes, due 2014	$31,746	$27,469	$31,750	$27,179
Senior secured term loan credit facility	$10,500	$10,500	—	—
Other long-term debt	$9,612	$9,612	$18,103	$18,103

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28.   Interim and Other Supplemental Financial Data (Unaudited)

	For the Quarters Ended
	January 1st	October 2nd	July 3rd	April 3rd
	(In thousands except per share amounts)
2005:
Net sales	$448,125	$442,837	$506,605	$489,372
Gross profit	$8,902	$40,293	$61,064	$51,554
Income (loss) from continuing operation	$(94,910)	$(12,557)	$550	$(2,880)
Net loss	$(243,237)	$(15,230)	$60	$(3,500)
Per common share:
Basic and diluted	$(5.68)	$(0.35)	$—	$(0.08)

	For the Quarters Ended
	January 2nd	October 3rd	June 27th	March 28th
	(In thousands except per share amounts)
2004:
Net sales	$424,608	$424,848	$439,411	$406,304
Gross profit	$33,011	$35,699	$51,739	$47,646
Loss from continuing operation	$(1,719)	$(14,882)	$(2,217)	$(6,737)
Net income (loss)	$(2,204)	$(17,370)	$(3,170)	$(5,250)
Per common share:
Basic and diluted	$(0.05)	$(0.41)	$(0.07)	$(0.12)

The first quarter 2005 results include a postretirement medical and life insurance plan curtailment gain of $2.5 million. Additionally, fourth quarter results include $14.9 million of fixed asset disposal losses, $6.7 million of losses on idle leased assets, a $3.3 million recognition of a cumulative effect of change in accounting principle, a $12.7 million equity loss from affiliates, a $46 million tax valuation allowance and a $140.5 million loss on discontinued operations.

Fourth quarter 2004 results include an $8.0 million gain on the sale of Saturn and TriMas common stock.

29.   Commitments and Contingencies

The Company is subject to claims and litigation in the ordinary course of its business but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operations.

The Company has one pending lawsuit by a customer regarding base material prices. The Company believes that there will be a favorable outcome based on information currently available. Approximately $1 million of accounts receivables related to this issue is recorded on the Company’s consolidated balance sheet as of January 1, 2006. It is the Company’s policy to record charges to earnings when estimates of the Company’s exposure for lawsuits and pending or asserted claims meet the criteria for recognition under SFAS No. 5, “Accounting for Contingencies.” The ultimate resolution of any such exposure to the Company may differ due to subsequent developments.

As of January 1, 2006, the Company employed certain employees who are subject to union agreements. The Company does not have national agreements in place with any union, and its facilities are

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represented by a variety of different union organizations. The Company has two facilities with union contracts expiring within the next twelve months. The remaining union facilities have contracts which expire in 2007 and 2008.

30.   Related Party Transactions

In November 2000, the Company was acquired by an investor group led by Heartland and Credit Suisse First Boston (“CSFB”) in a recapitalization transaction. Heartland is a private equity fund established to “buy, build and grow” industrial companies in sectors with attractive consolidation opportunities. In addition to TriMas (see Note 6, Equity Investments and Receivables in Affiliates), Heartland has equity interests in other industrial companies. The recapitalization and Heartland’s investment have allowed the Company to continue to aggressively pursue internal growth opportunities and strategic acquisitions, and to increase the scale and future profitability of the Company. At January 1, 2006, Heartland and CSFB owned approximately 50% and 25% of the Company’s common stock, respectively.

The Company maintains a monitoring agreement with Heartland for an annual fee of $4 million plus additional fees for financings and acquisitions under certain circumstances. The Heartland monitoring agreement is based on a percentage of assets calculation and Heartland has the option of taking the greater of the calculated fee (which would have totaled $5.3 million for 2005) or $4 million. The Company paid a 1% transaction fee of $2.5 million to Heartland in 2004 related to the New Castle acquisition. Total monitoring fees paid to Heartland were $4 million for each of the years ended January 1, 2006, January 2, 2005 and December 28, 2003. Additionally, the Company recorded $0.1 million in 2005, $0.2 million in 2004 and $0.7 million in 2003 for expense reimbursements to Heartland in the ordinary course of business.

Heartland is also entitled to a 1% transaction fee in exchange for negotiating, contracting and executing certain transactions on behalf of Metaldyne, including transactions for sale-leaseback arrangements and other financings. These fees totaled approximately $0.2 million, $1.0 million and $1.9 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Total fee and expense reimbursements paid in 2005 and 2004 were approximately $2.2 million and $0.2 million, respectively, and amounts not remitted to Heartland total approximately $0.8 million and $2.8 million as of January 1, 2006 and January 2, 2005, respectively. These amounts are recorded as accounts payable in the Company’s consolidated balance sheet as of the year ended January 1, 2006.

On December 31, 2003, Heartland purchased all of the outstanding shares of Series B preferred stock from the Company’s former GMTI shareholders. See Note 14, Redeemable Preferred Stock.

Effective January 23, 2001, the Company changed its name to Metaldyne Corporation from MascoTech, Inc. The Company had a corporate service agreement through 2002 with Masco Corporation (“Masco”), which at January 1, 2006 owned approximately 6% of the Company’s common stock. No fees have been assessed under this service agreement since 2002. Total fee and expense reimbursements not yet remitted to Masco total $0.9 million as of January 1, 2006 and January 2, 2005, and are recorded as accounts payable in the Company’s consolidated balance sheet as of the year ended January 1, 2006.

On June 6, 2002, the Company sold 66% of its former TriMas subsidiary to Heartland and other investors. The Company’s current ownership percentage in TriMas is approximately 24%. The Company had a corporate services agreement with TriMas, which required the Company to provide corporate staff support and administrative services to TriMas subsequent to the divestiture of TriMas. Under the terms of the agreement, the Company received fees from TriMas, which aggregated approximately $0.4 million and

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$2.5 million in 2004 and 2003, respectively. No fees were received from TriMas in 2005. TriMas also reimburses Metaldyne for expense reimbursements in the ordinary course of business. The Company has recorded $8.6 million due from TriMas, consisting of tax net operating losses created prior to the disposition of TriMas, pension obligations and other expense reimbursements in the ordinary course of business, of which $3.8 million is recorded as receivables from TriMas and $4.8 million is recorded as equity investments and receivables in affiliates in the Company’s consolidated balance sheet as of January 1, 2006.

On November 12, 2004, the Company sold approximately 924,000 shares of its TriMas stock to Masco for $23 per shares, or a total of $21.3 million. As TriMas is a privately owned entity and no price is available for its stock, this valuation was based upon available financial information and third party valuation presented to and reviewed by the Company’s Board of Directors. A gain on the sale of shares totaling $2.9 million was recognized and is included in equity (income) loss from affiliates, net on the Company’s consolidated statement of operations as of January 2, 2005. See Note 6, Equity Investments and Receivables in Affiliates.

The Company purchased approximately $0.4 million of product from TriMas for each of the years ended January 1, 2006, January 2, 2005 and December 28, 2003.

31.   Subsequent Events

On January 10, 2006, the Company issued a press release announcing that it and its subsidiaries, Metaldyne Company LLC and Metaldyne Precision Forming—Fort Wayne, Inc., as sellers (together, the “Sellers”), entered into an Asset Purchase Agreement, dated as of January 7, 2006 (the “Agreement”), between the Company, the Sellers and Forming Technologies, Inc., as buyer (the “Buyer”). Pursuant to this agreement, the Buyer agreed to acquire, and the Sellers agreed to sell, equipment, machinery, raw materials and other assets relating to the Sellers’ business of supplying forged metal components to the automotive light vehicle market (“North American Forging” or “Forging Operations”). This divestiture was completed on March 10, 2006. In consideration for North American Forging and upon the closing of the transaction, the Sellers received consideration of approximately $79.2 million in cash (of which $11.3 million was used to repurchase assets held under sale-leasebacks by the Buyer), and retained its interest in trade accounts receivable of approximately $41 million which is subject to the accounts receivable securitization agreement. In addition, the buyer assumed $7.5 million of outstanding indebtedness of North American Forging, the assumption by the Buyer of other working capital items and the assumption by the Buyer of specified liabilities. Within 120 days from the transaction close, the Buyer and Sellers will true up working capital (excluding accounts receivable) that existed at the time of the closing to $5.7 million. As part of the Agreement, the Company will continue to provide management transition services, including accounting, finance and information technology support, to the Buyer for approximately one year subsequent to the divestiture. See also Note 20, Discontinued Operations.

On February 3, 2006, Metaldyne Corporation (the “Company”) and its wholly owned subsidiary, Metaldyne Company LLC, entered into an amended and restated credit agreement, dated as of February 3, 2006, among the Company, Metaldyne Company LLC, the foreign subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Credit Suisse, as Syndication Agent, and Comerica Bank, First Union National Bank, National City Bank and Bank One, N.A. as Documentation Agents. The amendment and restatement effects the following principal changes, as well as updating and technical changes, to the existing credit agreement: (a) it adds an additional $50 million of term loans, of which $25 million was used to prepay the preexisting term loan;

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) it adjusts certain covenants to take account of the North American Forging divestiture and to provide the Company with additional covenant flexibility; and (c) it increases pricing on the existing revolving credit facility from 4.25% to 4.50% over the current LIBOR. The Company is required to use the proceeds from the planned divestiture of North American Forging to prepay (a) $25 million of the preexisting term loans and (b) to repurchase at least $45 million of assets under current operating leases. At the time of this filing, the Company repurchased approximately $48 million of assets under these operating leases with the proceeds from the North American Forging sale. Excess proceeds can be used to repurchase additional assets under current operating leases and to increase the Company’s liquidity through repayment of outstanding obligations under its revolving credit and accounts receivable securitization facilities. In connection with the repurchase of these leased assets, the Company will complete a valuation to determine the fair value of the assets purchased. Based upon the results of this valuation, the Company expects to incur a loss associated with the repurchase of the leased assets. On February 3, 2006, pursuant to the terms of the amended and restated credit agreement, Metaldyne Company LLC borrowed $50 million of additional term loans. All term loans mature on December 31, 2009. Based on the new covenants and the changes and modifications discussed above, the Company’s January 1, 2006 liquidity would have approximated $183 million.

On March 3, 2006, Dana Corporation and 40 of its U.S. subsidiaries (“Dana”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Dana and its domestic subsidiaries are significant customers of Metaldyne, representing one of the Company’s top 10 customers in terms of sales. Metaldyne does not believe that this bankruptcy filing will have a material financial impact on its operations or financial position. Accounts receivable with Dana outstanding at January 1, 2006 were $10.2 million. Subsequent to year end and prior to Dana’s filing, the Company received $10.0 million of the outstanding receivables balance. The Company has taken various measures to mitigate its receivable collection exposure, including a credit default swap and membership on the Unsecured Creditors’ Committee.

32.   Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)         Condensed consolidating financial statements as of January 1, 2006 and January 2, 2005, and for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)         Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

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

Investments in non-domestic subsidiaries are primarily held at Metaldyne Company LLC, a wholly owned subsidiary of Metaldyne Corporation and the guarantor subsidiaries. Equity in non-domestic subsidiary investees is included in the guarantor column of the accompanying consolidating financial information.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
January 1, 2006

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3,687	$—	$3,687
Total receivables, net	—	4,275	135,604	—	139,879
Inventories	—	48,824	35,441	—	84,265
Deferred and refundable income taxes	—	9,406	1,604	—	11,010
Prepaid expenses and other assets	—	20,244	9,424	—	29,668
Assets of discontinued operations	—	116,612	—	—	116,612
Total current assets	—	199,361	185,760	—	385,121
Equity investments and receivables in affiliates	90,928	—	—	—	90,928
Property and equipment, net	—	371,596	258,832	—	630,428
Excess of cost over net assets of acquired companies	—	435,302	148,688	—	583,990
Investment in subsidiaries	300,323	217,642	—	(517,965)	—
Intangible and other assets	—	137,613	18,855	—	156,468
Total assets	$391,251	$1,361,514	$612,135	$(517,965)	$1,846,935
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$201,747	$59,351	$—	$261,098
Accrued liabilities	—	96,012	27,858	—	123,870
Current liabilities of discontinued
operations	—	37,400	—	—	37,400
Current maturities, long-term debt	—	2,627	4,013	—	6,640
Total current liabilities	—	337,786	91,222	—	429,008
Long-term debt	427,469	423,010	260	—	850,739
Deferred income taxes	—	14,967	27,435	—	42,402
Minority interest	—	—	740	—	740
Other long-term liabilities	—	86,980	12,611	—	99,591
Long-term liabilities of discontinued operations	—	33,204	—	—	33,204
Redeemable preferred stock	171,928	—	—	—	171,928
Intercompany accounts, net	(427,469)	165,244	262,225	—	—
Total liabilities	171,928	1,061,191	394,493	—	1,627,612
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	42,845	—	—	—	42,845
Paid-in capital	698,868	—	—	—	698,868
Accumulated deficit	(524,648)	—	—	—	(524,648)
Accumulated other comprehensive income	2,258	—	—	—	2,258
Investment by Parent/Guarantor	—	300,323	217,642	(517,965)	—
Total shareholders’ equity	219,323	300,323	217,642	(517,965)	219,323
Total liabilities and shareholders’ equity	$391,251	$1,361,514	$612,135	$(517,965)	$1,846,935

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
January 2, 2005

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Total receivables, net	—	12,448	168,736	—	181,184
Inventories	—	47,568	42,451	—	90,019
Deferred and refundable income taxes	—	14,498	3,970	—	18,468
Prepaid expenses and other assets	—	27,112	7,822	—	34,934
Assets of discontinued operations	—	304,205	—	—	304,205
Total current assets	—	405,831	222,979	—	628,810
Equity investments and receivables in affiliates	107,040	—	—	—	107,040
Property and equipment, net	—	397,699	275,470	—	673,169
Excess of cost over net assets of acquired companies	—	457,042	154,189	—	611,231
Investment in subsidiaries	584,111	261,038	—	(845,149)	—
Intangible and other assets	—	155,423	19,091	—	174,514
Total assets	$691,151	$1,677,033	$671,729	$(845,149)	$2,194,764
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$166,602	$86,879	$—	$253,481
Accrued liabilities	—	83,765	25,051	—	108,816
Current liabilities of discontinued operations	—	41,553	—	—	41,553
Current maturities, long-term debt	—	3,423	8,624	—	12,047
Total current liabilities	—	295,343	120,554	—	415,897
Long-term debt	427,180	418,723	1,950	—	847,853
Deferred income taxes	—	61,943	26,972	—	88,915
Minority interest	—	—	652	—	652
Other long-term liabilities	—	105,786	7,390	—	113,176
Long-term liabilities of discontinued operations	—	37,120	—	—	37,120
Redeemable preferred stock	149,191	—	—	—	149,191
Intercompany accounts, net	(427,180)	174,007	253,173	—	—
Total liabilities	149,191	1,092,922	410,691	—	1,652,804
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	42,830	—	—	—	42,830
Paid-in capital	698,868	—	—	—	698,868
Accumulated deficit	(262,741)	—	—	—	(262,741)
Accumulated other comprehensive income	63,003	—	—	—	63,003
Investment by Parent/Guarantor	—	584,111	261,038	(845,149)	—
Total shareholders’ equity	541,960	584,111	261,038	(845,149)	541,960
Total liabilities and shareholders’ equity	$691,151	$1,677,033	$671,729	$(845,149)	$2,194,764

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Year Ended January 1, 2006

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$1,380,859	$506,080	$—	$1,886,939
Cost of sales	—	(1,311,802)	(413,324)	—	(1,725,126)
Gross profit	—	69,057	92,756	—	161,813
Selling, general and administrative expenses	—	(87,188)	(23,780)	—	(110,968)
Restructuring charges	—	(2,953)	(335)	—	(3,288)
Operating profit (loss)	—	(21,084)	68,641	—	47,557
Other expense, net:
Interest expense	—	(87,633)	(2,017)	—	(89,650)
Preferred stock dividends and accretion	(22,737)	—	—	—	(22,737)
Equity loss from affiliates, net	(11,011)	—	—	—	(11,011)
Other, net	—	(4,263)	(6,937)	—	(11,200)
Other expense, net	(33,748)	(91,896)	(8,954)	—	(134,598)
Income (loss) from continuing operations before income taxes	(33,748)	(112,980)	59,687	—	(87,041)
Income tax expense	—	—	22,756	—	22,756
Income (loss) from continuing operations	(33,748)	(112,980)	36,931	—	(109,797)
Loss from discontinued operations, net of tax	—	(8,301)	—	—	(8,301)
Loss on discontinued operations, net of tax	—	(140,547)	—	—	(140,547)
Cumulative effect of change in accounting principle, net of tax	—	(3,262)	—	—	(3,262)
Equity in net income of subsidiaries	(228,159)	36,931	—	191,228	—
Earnings (loss) attributable to common stock	$(261,907)	$(228,159)	$36,931	$191,228	$(261,907)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Year Ended January 2, 2005

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$1,271,011	$424,160	$—	$1,695,171
Cost of sales	—	(1,187,176)	(339,900)	—	(1,527,076)
Gross profit	—	83,835	84,260	—	168,095
Selling, general and administrative expenses	—	(103,939)	(22,560)	—	(126,499)
Restructuring charges	—	(1,075)	(1,380)	—	(2,455)
Loss on disposition of manufacturing facilities	—	(7,600)	—	—	(7,600)
Operating profit (loss)	—	(28,779)	60,320	—	31,541
Other expense, net:
Interest expense	—	(78,958)	(2,860)	—	(81,818)
Preferred stock dividends and accretion	(19,900)	—	—	—	(19,900)
Non-cash gain on maturity of interest rate arrangements	—	6,575	—	—	6,575
Equity income from affiliates, net	1,451	—	—	—	1,451
Gain on sale of equity investments	8,020	—	—	—	8,020
Other, net	—	(5,051)	(1,930)	—	(6,981)
Other expense, net	(10,429)	(77,434)	(4,790)	—	(92,653)
Income (loss) from continuing operations before income taxes	(10,429)	(106,213)	55,530	—	(61,112)
Income tax expense (benefit)	—	(39,327)	3,770	—	(35,557)
Income (loss) from continuing operations	(10,429)	(66,886)	51,760	—	(25,555)
Loss from discontinued operations, net of tax	—	(2,439)	—	—	(2,439)
Equity in net income of subsidiaries	(17,565)	51,760	—	(34,195)	—
Earnings (loss) attributable to common stock	$(27,994)	$(17,565)	$51,760	$(34,195)	$(27,994)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Year Ended December 28, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$822,732	$353,730	$—	$1,176,462
Cost of sales	—	(751,316)	(292,450)	—	(1,043,766)
Gross profit	—	71,416	61,280	—	132,696
Selling, general and administrative expenses	—	(90,999)	(17,870)	—	(108,869)
Restructuring charges	—	(11,164)	(1,580)	—	(12,744)
Asset impairment	—	(4,868)	—	—	(4,868)
Operating profit (loss)	—	(35,615)	41,830	—	6,215
Other expense, net:
Interest expense	—	(69,413)	(5,870)	—	(75,283)
Equity loss from affiliates, net	(20,712)	—	—	—	(20,712)
Other, net	—	(10,680)	3,610	—	(7,070)
Other expense, net	(20,712)	(80,093)	(2,260)	—	(103,065)
Income (loss) from continuing operations before income taxes	(20,712)	(115,708)	39,570	—	(96,850)
Income tax expense (benefit)	—	(31,939)	18,780	—	(13,159)
Income (loss) from continuing operations	(20,712)	(83,769)	20,790	—	(83,691)
Income from discontinued operations	—	8,352	—	—	8,352
Equity in net income of subsidiaries	(54,627)	20,790	—	33,837	—
Net income (loss)	(75,339)	(54,627)	20,790	33,837	(75,339)
Preferred stock dividends	9,259	—	—	—	9,259
Earnings (loss) attributable to common stock	$(84,598)	$(54,627)	$20,790	$33,837	$(84,598)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Year Ended January 1, 2006

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$—	$6,234	$95,190	$—	$101,424
Cash flows from investing activities:
Capital expenditures	—	(78,258)	(33,489)	—	(111,747)
Reimbursement from acquisition of business, net of cash received	—	7,960	—	—	7,960
Proceeds from sale/leaseback of fixed assets	—	21,588	—	—	21,588
Investing cash flows used for discontinued operations	—	(11,192)	—	—	(11,192)
Net cash used for investing activities	—	(59,902)	(33,489)	—	(93,391)
Cash flows from financing activities:
Proceeds of term loan facilities	—	10,500	—	—	10,500
Principal payments of term loan facilities	—	(883)	—	—	(883)
Proceeds of revolving credit facility	—	295,038	—	—	295,038
Principal payments of revolving credit facility	—	(298,975)	—	—	(298,975)
Proceeds of other debt	—	—	6,022	—	6,022
Principal payments of other debt	—	(2,676)	(11,507)	—	(14,183)
Capitalization of debt financing fees	—	(1,396)	—	—	(1,396)
Financing cash flows used for discontinued operations	—	(135)	—	—	(135)
Net cash provided by (used for) financing activities	—	1,473	(5,485)	—	(4,012)
Effect of exchange rates on cash	—	—	(334)	—	(334)
Change in intercompany accounts	—	52,195	(52,195)	—	—
Net increase in cash	—	—	3,687	—	3,687
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$3,687	$—	$3,687

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Year Ended January 2, 2005

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$—	$47,399	$31,740	$—	$79,139
Cash flows from investing activities:
Capital expenditures	—	(99,991)	(40,283)	—	(140,274)
Acquisition of business, net of cash received	—	(203,870)	—	—	(203,870)
Proceeds from sale/leaseback of fixed assets	—	84,191	—	—	84,191
Disposition of manufacturing facilities	—	(500)	—	—	(500)
Proceeds from sale of equity investments	33,830	—	—	—	33,830
Proceeds on sale of joint venture	—	1,260	—	—	1,260
Investing cash flows used for discontinued operations	—	(4,842)	—	—	(4,842)
Net cash provided by (used for) investing activities	33,830	(223,752)	(40,283)	—	(230,205)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(1,325)	—	—	(1,325)
Proceeds of revolving credit facility	—	279,452	—	—	279,452
Principal payments of revolving credit facility	—	(215,910)	—	—	(215,910)
Proceeds of senior subordinated notes, due 2014	26,923	—	—	—	26,923
Proceeds of other debt	—	—	3,734	—	3,734
Principal payments of other debt	—	(4,163)	(5,311)	—	(9,474)
Capitalization of debt financing fees	—	(1,376)	—	—	(1,376)
Issuance of Series A-1 preferred stock	55,344	—	—	—	55,344
Financing cash flows used for discontinued operations	—	(358)	—	—	(358)
Net cash provided by (used for) financing activities	82,267	56,320	(1,577)	—	137,010
Effect of exchange rates on cash	—	—	230	—	230
Change in intercompany accounts	(116,097)	109,287	6,810	—	—
Net decrease in cash	—	(10,746)	(3,080)	—	(13,826)
Cash and cash equivalents, beginning of period	—	10,746	3,080	—	13,826
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Year Ended December 28, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$—	$48,779	$50,464	$—	$99,243
Cash flows from investing activities:
Capital expenditures	—	(90,143)	(26,138)	—	(116,281)
Disposition of businesses to a related party	—	—	22,570	—	22,570
Acquisition of business, net of cash received	—	(7,650)	—	—	(7,650)
Proceeds from sale/leaseback of fixed assets	—	15,063	—	—	15,063
Proceeds from sale of TriMas shares	20,000	—	—	—	20,000
Investment in joint venture	—	(20,000)	—	—	(20,000)
Investing cash flows used for discontinued operations	—	(12,531)	—	—	(12,531)
Net cash provided by (used for) investing activities	20,000	(115,261)	(3,568)	—	(98,829)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(47,599)	—	—	(47,599)
Proceeds of revolving credit facility	—	180,000	—	—	180,000
Principal payments of revolving credit facility	—	(180,000)	—	—	(180,000)
Proceeds of senior notes, due 2013	150,000	—	—	—	150,000
Principal payments of convertible subordinated debentures, due 2003	(98,532)	—	—	—	(98,532)
Proceeds of other debt	—	—	1,940	—	1,940
Principal payments of other debt	—	(3,831)	(5,104)	—	(8,935)
Capitalization of debt financing fees		(2,346)	—	—	(2,346)
Financing cash flows used for discontinued operations	—	(246)	—	—	(246)
Net cash provided by (used for) financing activities	51,468	(54,022)	(3,164)	—	(5,718)
Effect of exchange rates on cash	—	—	—	—	—
Change in intercompany accounts	(71,468)	116,640	(45,172)	—	—
Net decrease in cash	—	(3,864)	(1,440)	—	(5,304)
Cash and cash equivalents, beginning of period	—	14,610	4,520	—	19,130
Cash and cash equivalents, end of period	$—	$10,746	$3,080	$—	$13,826

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.                Controls and Procedures.

In connection with its audit of the Company’s financial statements as of January 1, 2006, KPMG advised the Company in March 2006 that the Company’s certain deficiencies over controls over fixed assets perpetual records constituted a material weakness. It was noted adjustments were recorded in 2003 and again in 2005 based on the Company’s efforts to verify existence and useful lives of owned and leased assets. It has been recommended that existing policies and procedures relative to the maintenance of perpetual records for owned and leased assets should be reviewed and revised, if appropriate, to ensure timely identification and recording of changes to assets. In addition, procedures should be adopted to ensure periodic reviews of fixed asset records in the future. This material weakness, if unaddressed, could result in material errors in the Company’s financial statements.

Realizing the controls associated with fixed assets were not sufficient to ensure timely identification of changes to assets, the Company undertook comprehensive physical inventories of leased and owned assets during the current year, which resulted in adjustments to previously recorded amounts of company owned fixed assets and obligations for idle or missing leased assets. Utilizing the fixed asset information validated from these physical inventory procedures, the Company intends to take additional actions to address the underlying processes to ensure that fixed asset activity is recorded on a timely basis. While these process improvements are being implemented, the Company will continue to support this activity with periodic physical counts of fixed assets.

Changes in Controls and Procedures

Our report on controls and procedures for the year ended January 2, 2005 described six material weaknesses previously communicated to the Company by KPMG in March 2005 in our controls and procedures with respect to the extent to which manual journal entries at the plant level were able to be made without appropriate review or supporting documentation; the extent to which manual corporate level adjustments were required in the consolidation and financial reporting/close process; the need to perform regular, detailed account analyses and reconciliations; the need to improve controls to limit access to accounts payable and vendor files; the need to enhance controls related to fixed assets to ensure, among other things, timely asset classifications and the need to develop a process for controlling access to its various information technology systems. The Company committed itself to these matters during the course of the year and with the exception of the continuing material weakness noted in fixed assets, these previous material weaknesses were addressed during the year. Management considers the improvements implemented to address these five material weaknesses to represent a change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company continues to devote substantial resources to the improvement and review of its control processes and procedures as part of the Company’s preparation for compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. There can be no assurance that the Company will be able fully address the control requirements associated with Section 404 of the Sarbanes-Oxley Act by the required compliance date. The Company must begin to comply with these requirements for its fiscal year ending December 30, 2007.

Specific remedial actions that were completed during 2005 include the following:

•       training of accounting personnel and non-accounting personnel in accounting matters;

•       revision of incentive compensation system to eliminate plant specific performance criteria in favor of division-wide criteria;

•       appointment of a Financial Controller to oversee all North American plant controllers and work to ensure that financial reporting requirements are understood throughout the North American plants;

•       appointment of a Senior Finance Director, who reports directly to the Chief Financial Officer, to provide direct line of reporting for all European plant controllers;

•       appointed a Director, Sarbanes-Oxley Implementation in order to manage the Company’s efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

•       improved corporate accounting policies and procedures documentation, including the institution of quarterly updates on accounting policy and procedure changes;

•       seperated assignments, responsibility and access between the accounts payable group and central procurement group; and

•       improved procedures and review processes relative to plant manual journal entries, including the adoption of a new corporate policy requiring approval of manual journal entries exceeding certain designated amounts.

Disclosure Controls and Procedures

Concurrent with the annual audit of the Company’s financial statements, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that they will meet their objectives as of January 1, 2006. Consequently, in connection with the preparation of this Annual Report, management of the Company undertook and completed reconciliations, analyses and reviews, including comprehensive physical inventories of owned and leased assets, in addition to those historically completed to confirm that this Annual Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles.

Item 9B.               Other Information.

Not Applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before May 1, 2006, and such information is incorporated herein by reference.

Item 11.                 Executive Compensation.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before May 1, 2006, and such information is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before May 1, 2006, and such information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before May 1, 2006, and such information is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before May 1, 2006, and such information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedule.

(A)         Listing of Documents:

(1)          Financial Statements.   The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at January 1, 2006 and January 2, 2005, and for the periods ended January 1, 2006, January 2, 2005 and December 28, 2003, consist of the following:

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Cash Flows

Consolidated Statement of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)          Financial Statement Schedule.   Financial Statement Schedule of the Company appended hereto, as required for the periods ended January 1, 2006, January 2, 2005 and December 28, 2003, consists of the following:

Valuation and Qualifying Accounts

(3)          Exhibits.

Exhibit Number	Description of Exhibit
2.1

Recapitalization Agreement, dated as of August 1, 2000, between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC (including Amendment No. 1 to the Recapitalization Agreement dated October 23, 2000 and Amendment No. 2 to the Recapitalization Agreement dated November 28, 2000) (Incorporated by reference to Exhibit 2 to MascoTech, Inc.’s Registration Statement on Form S-1 filed December 27, 2000).

3.1	Restated Certificate of Incorporation of MascoTech, Inc. (Incorporated by reference to Exhibit 3.1 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Metaldyne Corporation, as amended (Incorporated by reference to Exhibit 3.2 to MascoTech, Inc.’s Registration Statement on Form S-1 filed December 27, 2000).
3.3

Certificate of Designation of Series A-1 Preferred Stock and Series A-2 Preferred Stock (Incorporated by reference to Exhibit 10.5 to Metaldyne Corporation’s Current Report on Form 8-K filed December 11, 2002).

3.4	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.4 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended January 2, 2005).
4.1

Shareholders Agreement, dated as of November 28, 2000, by and among MascoTech, Inc., Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors party thereto (Incorporated by reference to Exhibit 10.20 to MascoTech, Inc.’s Registration Statement on Form S-1 filed December 27, 2000).

4.2

Indenture relating to the 11% Senior Subordinated Notes due 2012, dated as of June 20, 2002, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation’s Registration Statement on Form S-4 filed on September 10, 2002).

4.3

Form of note relating to the 11% Senior Subordinated Notes due 2012 (Incorporated by reference to Exhibit 4.2 to Metaldyne Corporation’s Registration Statement on Form S-4 filed on September 10, 2002).

4.4

Registration Rights Agreement relating to the notes, dated as of June 20, 2002, by and among Metaldyne Corporation and the parties named therein (Incorporated by reference to Exhibit 4.3 to Metaldyne Corporation’s Registration Statement on Form S-4 filed on September 10, 2002).

4.5

Indenture relating to the 10% Senior Subordinated Notes due 2014, dated as of December 31, 2003, by and among Metaldyne Corporation, the Guarantors named therein and the Trustee (as defined therein) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation’s Current Report on Form 8-K filed January 14, 2004).

4.6	Form of note relating to the 10% Senior Subordinated Notes due 2014 (included in Exhibit 4.5).
4.7

Registration Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation’s Current Report on Form 8-K filed January 14, 2004).

4.8

Indenture relating to the 10% Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.8 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

4.9	Form of note relating to the 10% Senior Notes due 2013 (included in Exhibit 4.8).
4.10

Registration Rights Agreement relating to the 10% Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.10 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.1

Assumption and Indemnification Agreement, dated as of May 1, 1984, between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2

Amended and Restated Credit Agreement as of February 3, 2006, by and among Metaldyne Corporation, Metaldyne Company, the foreign subsidiary borrowers party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent and collateral agent (the “Amended and Restated Credit Agreement”) (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Current Report on Form 8-K filed February 9, 2006).

10.3	Amended and Restated Receivables Purchase Agreement dated as of July 8, 2005 (Incorporated by reference to Exhibit 99.1 to Metaldyne Corporation’s Current Report on Form 8-K/A filed July 15, 2005).
10.4	Amended and Restated Receivables Transfer Agreement dated as of July 8, 2005 (Incorporated by reference to Exhibit 99.2 to Metaldyne Corporation’s Current Report on Form 8-K/A filed July 15, 2005).

10.5

Credit Agreement dated as of December 20, 2005, by and among Metaldyne Company LLC, Metaldyne Corporation, Credit Suisse as Administrative Agent and Lender, and other lenders party thereto (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Current Report on Form 8-K filed December 23, 2005).

10.6	Metaldyne Corporation 2001 Long Term Incentive and Share Award Plan (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation’s Registration Statement of Form S-8 filed April 15, 2002).
10.7	MascoTech, Inc. Supplemental Executive Retirement and Disability Plan (Incorporated by reference to Exhibit 10.n to MascoTech, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8

Description of the MascoTech, Inc. program for Estate, Financial Planning and Tax Assistance (Incorporated by reference to Exhibit 10.x to MascoTech, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9	Description of the Metaldyne Annual Value Creation Plan (Incorporated by reference to Exhibit 10.9 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005).
10.10	Description of the Metaldyne Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).
10.11

Metaldyne Corporation Voluntary Stock Option Exchange Program Offer Summary (Incorporated by reference to Exhibit 10.11 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.12

Joint Venture Formation Agreement, dated as of December 8, 2002, by and among NC-M Chassis Systems, LLC, DaimlerChrysler Corporation and Metaldyne Corporation (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Current Report on Form 8-K filed December 11, 2002).

10.13

Investor Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation’s Current Report on Form 8-K filed January 14, 2004).

10.14

Asset Purchase Agreement, dated as of May 9, 2003, by and among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.14.1	Asset Purchase Agreement dated as of January 7, 2006, by and among Metaldyne Company LLC and Metaldyne Precision Forming—Fort Wayne, Inc. as Sellers and Forming Technologies, Inc. as Buyer.
10.15

Fittings Facility Sublease, dated May 9, 2003, by and between Metaldyne Company LLC and Fittings Products Co., LLC (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation’s Report Quarterly on Form 10-Q for the period ended June 29, 2003).

10.16

Employment Agreement between Metaldyne Corporation and Timothy Leuliette (as amended) (Incorporated by reference to Exhibit 10.16 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.16.1

Amendment to Employment Agreement between Metaldyne Corporation and Timothy Leuliette (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation’s Current Report on Form 8-K filed February 9, 2006).

10.17

Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the period ended September 28, 2003.)

10.17.1

Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.17.1 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.17.2

Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.17.2 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005).

10.19

Employment Agreement between Metaldyne Corporation and Joseph Nowak (as amended) (Incorporated by reference to Exhibit 10.19 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.25

Change of Control Agreement, dated August 11, 2004, between Metaldyne Corporation and Thomas Chambers (Incorporated by reference to Exhibit 10.25 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.27	Employment Agreement between Metaldyne Corporation and Thomas Amato (as amended).
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).
21.1	Subsidiaries of Metaldyne Corporation.
23.1	Consent of KPMG LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metaldyne Corporation
By:	/s/ JEFFREY M. STAFEIL
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer (Chief Accounting Officer and Authorized Signatory)
March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ TIMOTHY D. LEULIETTE	Chairman, President and Chief Executive	March 31, 2006
Timothy D. Leuliette	Officer (Principal Executive Officer)
/s/ JEFFREY M. STAFEIL	Executive Vice President and Chief	March 31, 2006
Jeffrey M. Stafeil	Financial Officer (Chief Accounting Officer)
/s/ GARY M. BANKS	Director	March 31, 2006
Gary M. Banks
/s/ CHARLES E. BECKER	Director	March 31, 2006
Charles E. Becker
/s/ MARSHALL A. COHEN	Director	March 31, 2006
Marshall A. Cohen
/s/ CYNTHIA L. HESS	Director	March 31, 2006
Cynthia L. Hess
/s/ J. MICHAEL LOSH	Director	March 31, 2006
J. Michael Losh
/s/ WENDY B. NEEDHAM	Director	March 31, 2006
Wendy B. Needham
/s/ DANIEL P. TREDWELL	Director	March 31, 2006
/s/ Daniel P. Tredwell
/s/ SAMUEL VALENTI, III	Director	March 31, 2006
Samuel Valenti, III

METALDYNE CORPORATION

FINANCIAL STATEMENT SCHEDULE
PURSUANT TO ITEM 14(A)(2) OF FORM 10-K
ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED JANUARY 1, 2006

Schedule, as required for the years ended January 1, 2006, January 2, 2005 and December 28, 2003.

Page
II. Valuation and Qualifying Accounts	122

METALDYNE CORPORATION
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 1, 2006, JANUARY 2, 2005 AND DECEMBER 28, 2003

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged (Credited) to Cost and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Period
			(A)	(B)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2005	$2,468,000	$(113,000)	$974,000	$219,000	$3,110,000
2004	$3,090,000	$(93,000)	$587,000	$1,116,000	$2,468,000
2003	$3,819,000	$2,393,000	$(1,702,000)	$1,420,000	$3,090,000

Notes:

(A)       Represents transfers between accounts, net and other adjustments, net.

(B)        Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Recapitalization Agreement, dated as of August 1, 2000, between MascoTech, Inc. (now known as Metaldyne Corporation) and Riverside Company LLC (including Amendment No. 1 to the Recapitalization Agreement dated October 23, 2000 and Amendment No. 2 to the Recapitalization Agreement dated November 28, 2000) (Incorporated by reference to Exhibit 2 to MascoTech, Inc.’s Registration Statement on Form S-1 filed December 27, 2000).

3.1	Restated Certificate of Incorporation of MascoTech, Inc. (Incorporated by reference to Exhibit 3.1 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Metaldyne Corporation, as amended (Incorporated by reference to Exhibit 3.2 to MascoTech, Inc.’s Registration Statement on Form S-1 filed December 27, 2000).
3.3

Certificate of Designation of Series A-1 Preferred Stock and Series A-2 Preferred Stock (Incorporated by reference to Exhibit 10.5 to Metaldyne Corporation’s Current Report on Form 8-K filed December 11, 2002).

3.4	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.4 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended January 2, 2005).
4.1

Shareholders Agreement, dated as of November 28, 2000, by and among MascoTech, Inc., Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors party thereto (Incorporated by reference to Exhibit 10.20 to MascoTech, Inc.’s Registration Statement on Form S-1 filed December 27, 2000).

4.2

Indenture relating to the 11% Senior Subordinated Notes due 2012, dated as of June 20, 2002, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation’s Registration Statement on Form S-4 filed on September 10, 2002).

4.3

Form of note relating to the 11% Senior Subordinated Notes due 2012 (Incorporated by reference to Exhibit 4.2 to Metaldyne Corporation’s Registration Statement on Form S-4 filed on September 10, 2002).

4.4

Registration Rights Agreement r elating to the notes, dated as of June 20, 2002, by and among Metaldyne Corporation and the parties named therein (Incorporated by reference to Exhibit 4.3 to Metaldyne Corporation’s Registration Statement on Form S-4 filed on September 10, 2002).

4.5

Indenture relating to the 10% Senior Subordinated Notes due 2014, dated as of December 31, 2003, by and among Metaldyne Corporation, the Guarantors named therein and the Trustee (as defined therein) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation’s Current Report on Form 8-K filed January 14, 2004).

4.6	Form of note relating to the 10% Senior Subordinated Notes due 2014 (included in Exhibit 4.5).

Exhibit Number	Description of Exhibit
4.7

Registration Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.4 to Metaldyne Corporation’s Current Report on Form 8-K filed January 14, 2004).

4.8

Indenture relating to the 10% Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation, each of the Guarantors named therein, and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.8 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

4.9	Form of note relating to the 10% Senior Notes due 2013 (included in Exhibit 4.8).
4.10

Registration Rights Agreement relating to the 10% Senior Notes due 2013, dated as of October 27, 2003, by and among Metaldyne Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.10 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.1

Assumption and Indemnification Agreement, dated as of May 1, 1984, between Masco Corporation and Masco Industries, Inc. (now known as Metaldyne Corporation) (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2

Amended and Restated Credit Agreement as of February 3, 2006, by and among Metaldyne Corporation, Metaldyne Company, the foreign subsidiary borrowers party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent and collateral agent (the “Amended and Restated Credit Agreement”) (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Current Report on Form 8-K filed February 9, 2006).

10.3	Amended and Restated Receivables Purchase Agreement dated as of July 8, 2005 (Incorporated by reference to Exhibit 99.1 to Metaldyne Corporation’s Current Report on Form 8-K/A filed July 15, 2005).
10.4	Amended and Restated Receivables Transfer Agreement dated as of July 8, 2005 (Incorporated by reference to Exhibit 99.2 to Metaldyne Corporation’s Current Report on Form 8-K/A filed July 15, 2005).
10.5

Credit Agreement dated as of December 20, 2005, by and among Metaldyne Company LLC, Metaldyne Corporation, Credit Suisse as Administrative Agent and Lender, and other lenders party thereto (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Current Report on Form 8-K filed December 23, 2005).

10.6	Metaldyne Corporation 2001 Long Term Incentive and Share Award Plan (Incorporated by reference to Exhibit 4.1 to Metaldyne Corporation’s Registration Statement of Form S-8 filed April 15, 2002).
10.7	MascoTech, Inc. Supplemental Executive Retirement and Disability Plan (Incorporated by reference to Exhibit 10.n to MascoTech, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit Number	Description of Exhibit
10.8

Description of the MascoTech, Inc. program for Estate, Financial Planning and Tax Assistance (Incorporated by reference to Exhibit 10.x to MascoTech, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9	Description of the Metaldyne Annual Value Creation Plan (Incorporated by reference to Exhibit 10.9 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005).
10.10	Description of the Metaldyne Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).
10.11

Metaldyne Corporation Voluntary Stock Option Exchange Program Offer Summary (Incorporated by reference to Exhibit 10.11to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.12

(Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Current Report on Joint Venture Formation Agreement, dated as of December 8, 2002, by and among NC-M Chassis Systems, LLC, DaimlerChrysler Corporation and Metaldyne CorporationForm 8-K filed December 11, 2002).

10.13

Investor Rights Agreement, dated as of December 31, 2003, by and among Metaldyne Corporation and DaimlerChrysler Corporation (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation’s Current Report on Form 8-K filed January 14, 2004).

10.14

Asset Purchase Agreement, dated as of May 9, 2003, by and among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.14.1	Asset Purchase Agreement dated as of January 7, 2006, by and among Metaldyne Company LLC and Metaldyne Precision Forming—Fort Wayne, Inc. as Sellers and Forming Technologies, Inc. as Buyer.
10.15

Fittings Facility Sublease, dated May 9, 2003, by and between Metaldyne Company LLC and Fittings Products Co., LLC (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.16

Employment Agreement between Metaldyne Corporation and Timothy Leuliette (as amended) (Incorporated by reference to Exhibit 10.16 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.16.1

Amendment to Employment Agreement between Metaldyne Corporation and Timothy Leuliette (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation’s Current Report on Form 8-K filed February 9, 2006).

10.17

Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the period ended September 28, 2003.)

Exhibit Number	Description of Exhibit
10.17.1

Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.17.1 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.17.2

Amendment to Employment Agreement between Metaldyne Corporation and Jeffrey M. Stafeil (Incorporated by reference to Exhibit 10.17.2 to Metaldyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005).

10.19

Employment Agreement between Metaldyne Corporation and Joseph Nowak (as amended) (Incorporated by reference to Exhibit 10.19 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.25

Change of Control Agreement, dated August 11, 2004, between Metaldyne Corporation and Thomas Chambers (Incorporated by reference to Exhibit 10.25 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).

10.27	Employment Agreement between Metaldyne Corporation and Thomas Amato (as amended).
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).
21.1	Subsidiaries of Metaldyne Corporation (Incorporated by reference to Exhibit 21.1 to Metaldyne Corporation’s Annual Report on Form 10-K for the year ended December 28, 2003).
23.1	Consent of KPMG LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.