Form 10-Q
period 2006-04-02
METALDYNE CORP
filed 2006-05-17
CIK 745448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 2, 2006

Commission file number 1-12068

METALDYNE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2513957
(State of Incorporation)	(I.R.S. Employer Identification No.)

47659 Halyard Drive, Plymouth, Michigan	48170-2429
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  734-207-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No   ☒

There is currently no public market for the registrant’s common stock.

Number of shares outstanding of the registrant’s common stock at May 1, 2006:  42,844,760, par value $1.00 per share.

METALDYNE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
April 2, 2006 and January 1, 2006
(Dollars in thousands except per share amounts)

	April 2, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,992	$3,687
Receivables, net:
Trade (net of allowance for doubtful accounts of $5,146 and $3,110 at April 2, 2006 and January 1, 2006, respectively)	171,710	130,018
TriMas	5,132	3,841
Other	7,349	6,020
Total receivables, net	184,191	139,879
Inventories	85,221	84,265
Deferred and refundable income taxes	10,937	11,010
Prepaid expenses and other assets	31,478	29,668
Assets of discontinued operations	—	116,612
Total current assets	317,819	385,121
Equity investments and receivables in affiliates	90,770	90,928
Property and equipment (net of accumulated depreciation of $291,752 and $270,686 at April 2, 2006 and January 1, 2006, respectively)	661,384	630,428
Excess of cost over net assets of acquired companies	587,712	583,990
Intangible and other assets	149,414	156,468
Total assets	$1,807,099	$1,846,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269,189	$261,098
Accrued liabilities	137,770	123,870
Current liabilities of discontinued operations	—	37,400
Current maturities, long-term debt	6,042	6,640
Total current liabilities	413,001	429,008
Long-term debt	854,610	850,739
Deferred income taxes	42,402	42,402
Minority interest	748	740
Other long-term liabilities	124,648	99,591
Long-term liabilities of discontinued operations	—	33,204
Redeemable preferred stock, (aggregate liquidation value: $187,106 and $180,908 at April 2, 2006 and January 1, 2006, respectively). Authorized: 1,198,693 shares; Outstanding: 1,189,694 shares at April 2, 2006 and January 1, 2006	178,401	171,928
Total liabilities	1,613,810	1,627,612
Shareholders’ equity:
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million at April 2, 2006 and January 1, 2006	42,845	42,845
Paid-in capital	698,882	698,868
Accumulated deficit	(560,001)	(524,648)
Accumulated other comprehensive income	11,563	2,258
Total shareholders’ equity	193,289	219,323
Total liabilities and shareholders’ equity	$1,807,099	$1,846,935

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 2, 2006 AND APRIL 3, 2005
(Dollars in thousands except per share amounts)

	Three Months Ended
	April 2, 2006	April 3, 2005
	(Unaudited)
Net sales	$504,254	$489,372
Cost of sales	(464,497)	(437,818)
Gross profit	39,757	51,554
Selling, general and administrative expenses	(28,410)	(25,717)
Restructuring charges	(78)	(1,252)
Operating profit	11,269	24,585
Other expense, net:
Interest:
Interest expense	(23,947)	(22,553)
Preferred stock dividends and accretion	(6,472)	(5,436)
Equity income from affiliates	959	605
Other, net	(4,837)	(1,637)
Other expense, net	(34,297)	(29,021)
Loss from continuing operations before income taxes	(23,028)	(4,436)
Income tax expense (benefit)	4,997	(1,556)
Loss from continuing operations	(28,025)	(2,880)
Loss from discontinued operations (net of tax of zero and $(334) in 2006 and 2005, respectively)	(466)	(620)
Loss on discontinued operations (net of tax of zero)	(6,862)	—
Net loss	$(35,353)	$(3,500)
Basic and diluted loss per share:
Loss from continuing operations	$(0.65)	$(0.07)
Loss from discontinued operations	(0.01)	(0.01)
Loss on discontinued operations	(0.16)	—
Net loss attributable to common stock	$(0.82)	$(0.08)
Weighted average number of shares outstanding for basic and diluted loss per share	42,845	42,845

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 2, 2006 AND APRIL 3, 2005
(Dollars in thousands)

	Three Months Ended
	April 2, 2006	April 3, 2005
	(Unaudited)
Operating activities:
Net loss	$(35,353)	$(3,500)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	36,889	26,195
Debt fee amortization	1,012	778
Loss on fixed asset dispositions	5,612	31
Loss from discontinued operations	466	620
Loss on discontinued operations	6,862	—
Deferred income taxes	73	(3,517)
Preferred stock dividends and accretion	6,472	5,436
Non-cash interest expense (interest accretion)	78	78
Equity income from affiliates	(959)	(605)
Curtailment (gain) loss on elimination of certain benefits	165	(2,080)
Operating cash flows provided by (used for) discontinued operations	(1,625)	8,566
Other, net	(888)	870
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	(36,933)	(37,292)
Net proceeds of (reduction from) accounts receivable facility	(2,551)	37,017
Inventories	(99)	(6,036)
Prepaid expenses and other assets	(1,844)	(3,598)
Accounts payable and accrued liabilities	26,426	3,491
Change in other long-term assets	(4,520)	425
Change in other long-term liabilities	(1,868)	(3,353)
Net cash provided by (used for) operating activities	(2,585)	23,526
Investing activities:
Capital expenditures	(26,591)	(23,845)
Repurchase of leased assets	(36,136)	—
Proceeds from sale/leaseback of fixed assets	—	6,490
Reimbursement from acquisition of business, net of cash received	—	5,750
Proceeds from sale of discontinued operations	69,058	—
Investing cash flows used for discontinued operations	(2,513)	(3,051)
Net cash provided by (used for) investing activities	3,818	(14,656)
Financing activities:
Proceeds of term loan facilities	53,750	—
Principal payments of term loan facilities	(25,000)	—
Proceeds of revolving credit facility	135,000	65,000
Principal payments of revolving credit facility	(159,605)	(70,767)
Proceeds of other debt	1,431	1,570
Principal payments of other debt	(2,585)	(4,555)
Capitalization of debt refinancing fees	(2,196)	—
Issuance of stock options	14	—
Financing cash flows used for discontinued operations	—	(68)
Net cash provided by (used for) financing activities	809	(8,820)
Effect of exchange rates on cash	263	(50)
Net increase in cash	2,305	—
Cash and cash equivalents, beginning of period	3,687	—
Cash and cash equivalents, end of period	$5,992	$—
Supplementary cash flow information:
Cash paid for income taxes, net	$4,943	$2,929
Cash paid for interest	$13,331	$11,649
Noncash transactions—capital leases	$178	$245

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Business and Other Information

Metaldyne Corporation (“Metaldyne” or “the Company”) is a leading global manufacturer of highly engineered metal components for the global light vehicle market. The Company’s products include metal-formed and precision-engineered components and modular systems used in vehicle transmission, engine and chassis applications.

The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal years 2006 and 2005 are each comprised of fifty-two weeks and end on December 31, 2006 and January 1, 2006, respectively. All year and quarter references relate to the Company’s fiscal year and fiscal quarters unless otherwise stated.

In the fourth quarter of 2005, the Company entered into a definitive agreement to sell its business of supplying forged metal components to the automotive light vehicle market (“North American Forging” or “Forging Operations”). On March 10, 2006, the Company completed this divestiture. The Forging Operations, which were part of the Chassis segment, generated approximately $358 million revenue in 2005 and included plants located in Royal Oak, Michigan; Fraser, Michigan; Troy, Michigan; Detroit, Michigan; Minerva, Ohio; Canal Fulton, Ohio and Ft. Wayne, Indiana. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all revenue and expenses of the Forging Operations have been removed from the respective consolidated income statement line items and reported separately as discontinued operations. In addition, assets and liabilities of the Forging Operations have been removed from the respective consolidated balance sheet line items and reclassified separately as assets and liabilities of discontinued operations. Cash flows generated by the Forging Operations have been removed from the respective consolidated cash flow line items and have been separately reported as cash flows from discontinued operations. Refer to Note 8, Discontinued Operations.

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the “2005 Form 10-K”). The results of operations for the period ended April 2, 2006 are not necessarily indicative of the results for the full year.

Certain prior year amounts have been reclassified to reflect current year classifications.

2.                 Stock Options and Awards

At April 2, 2006, the Company had share-based awards outstanding under one stock-based employee compensation plan, the 2001 Long Term Equity Incentive Plan (the “Plan”). Share-based awards under this plan consist of stock option awards and restricted stock units. These options and units are required to be held and cannot be exercised until the elapse of a certain time period after a public offering.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

existing Plan and one eligible employee not electing to participate in the new Program continue to participate in the existing Plan.

Prior to January 2, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for awards made under the Company’s stock-based compensation plan. Stock options granted under the Plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized. Stock awards were valued at their fair market value measured at the date of grant, and compensation expense was recognized over the vesting period of the award.

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” prospectively to new stock awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company qualifies for the prospective method in accordance with the provisions of SFAS No. 123R as the fair value of all options granted prior to January 2, 2006 was determined based on the minimum value method. Under the prospective method, compensation expense recognized during the three months ended April 2, 2006 included compensation expense for all share-based awards granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the prospective method, results for prior periods have not been restated. The Company’s stock award plan is considered an equity plan under SFAS No. 123R, and compensation expense recognized as previously described is net of estimated forfeitures of share based awards over the vesting period. The effect of adopting SFAS No. 123R was not material to the Company’s loss from continuing operations and net loss for the three months ended April 2, 2006.

Total stock-based compensation for the three months ended April 2, 2006 was $14,000, all of which related to stock options. At April 2, 2006, there was $157,000 of unrecognized compensation expense related to these unvested awards granted under the Company’s stock-based compensation plan. Compensation expense is recognized on a straight-line basis, or $14,000 per quarter, over the 3-year vesting life of the stock options.

The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally three years. Expected volatility is based on historical volatility and implied volatility of select publicly-traded competitors of the Company. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of the zero-coupon U.S. Treasury strips on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plan and represents the period of time that awards granted are expected to be outstanding.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months ended April 2, 2006 and April 3, 2005 are as follows.

April 2, 2006
Dividend yield	—
Volatility rate	36.16%
Risk-free interest rate	4.36%
Expected option life (years)	6 years

The weighted average grant date fair value of stock options granted during the three months ended April 2, 2006 was $2.17. The aggregate intrinsic value was zero for all outstanding shares, vested and expected to vest in the future shares and exercisable shares. Stock option awards activity for the three months ended April 2, 2006 is as follows (shares in thousands):

	Shares Under Option(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 2, 2006	2,984	$9.68	7.5 years
Granted	79	$6.50
Forfeited	(30)	$6.50
Outstanding at April 2, 2006	3,033	$9.63	7.5 years
Vested and expected to vest in the future at April 2, 2006	2,090	$10.69	7 years
Exercisable at April 2, 2006	—		—
Available for grant at April 2, 2006	1,927

(1)          Includes 50,000 restricted stock units issued in 2004.

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

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $1.7 million and $1.0 million for the three months ended April 2, 2006 and April 3, 2005, respectively, and is included in other expense, net in the Company’s consolidated statement of operations. Prior to April 29, 2005, the Company’s trade accounts receivable of substantially all domestic business operations were sold in connection with the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. At April 2, 2006, the Company’s funding under the facility was $80.8 million, with availability based upon qualified receivables of $103.4 million, and $22.6 million available but not utilized at April 2, 2006. The rate used to approximate the purchaser’s financing costs was based on LIBOR plus 2.25% at April 2, 2006. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of April 2, 2006 and January 1, 2006, the Company had available $74.8 million and $71.9 million from these commitments, and approximately $50.8 million and $50.4 million of receivables were sold under these programs, respectively. The Company pays a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements is recorded in other expense, net on the Company’s consolidated statement of operations and totaled $0.5 million for each of the three months ended April 2, 2006 and April 3, 2005.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at April 2, 2006, collection of approximately $50.0 million of accounts receivable was accelerated under the remaining programs. Included in the above programs is approximately $28.7 million that the Company continues to collect on an accelerated basis as a result of favorable payment terms negotiated in connection with a business acquisition. This agreement expires December 31, 2006. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of the Company’s accounts receivable securitization facility, the Company continues to examine other alternative programs in the marketplace, as well as enhanced terms directly from its customers.

4.                 Inventories

Inventories by component are as follows:

	(In thousands)
	April 2, 2006	January 1, 2006
Raw materials	$37,491	$38,727
Work in process	17,398	16,138
Finished goods	30,332	29,400
	$85,221	$84,265

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 Excess of Cost over Net Assets of Acquired Companies and Intangible Assets

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of April 2, 2006			As of January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$75,109	$(17,299)	10.9 years	$74,969	$(25,346)	10.9 years
Technology and Other	110,108	(49,038)	14.3 years	109,903	(37,680)	14.3 years
Total	$185,217	$(66,337)	12.7 years	$184,872	$(63,026)	12.7 years
Aggregate Amortization Expense (Included in Cost of Sales):
For the three months ended April 2, 2006		$3,311
Estimated Amortization Expense:
For the year ending December 31, 2006		13,742
For the year ending December 31, 2007		13,651
For the year ending December 31, 2008		12,908
For the year ending December 31, 2009		12,908
For the year ending December 31, 2010		11,157

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 2, 2006 are as follows:

	(In thousands)
	Chassis	Powertrain	Total
Balance as of January 1, 2006	$235,638	$348,352	$583,990
Exchange impact from foreign currency	2,896	826	3,722
Balance as of April 2, 2006	$238,534	$349,178	$587,712

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                 Segment Information

The Company operates in two segments: the Chassis segment and the Powertrain segment. The Company has defined a segment as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company’s chief operating decision maker and its board of directors in determining resource allocation and assessing performance.

CHASSIS—Manufactures components, modules and systems used in a variety of engineered chassis applications, including wheel-ends, axle shaft, knuckles and mini-corner assemblies. This segment utilizes a variety of processes including hot, warm and cold forging, powder metal forging and machinery and assembly.

POWERTRAIN—Manufactures a broad range of engine components, modules and systems, including sintered metal, powder metal, hydraulic controls, precision shafts, and forged and tubular fabricated products used for a variety of applications. These applications include balance shaft modules and front cover assemblies. This segment applies integrated program management to a broad range of engine and transmission applications.

The Company has established Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) as a key indicator of financial operating performance. The Company defines Adjusted EBITDA as loss from continuing operations and before interest, taxes, depreciation, amortization, asset impairment, loss on disposition of manufacturing equipment or facilities and non-cash losses on sale-leaseback of property and equipment. Adjusted EBITDA is a non-GAAP measure and therefore caution must be exercised in using Adjusted EBITDA as an analytical tool and should not be used in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating Adjusted EBITDA, management deems it important to consider the quality of the Company’s underlying earnings by separately identifying certain costs undertaken to improve the Company’s results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts.

Intercompany sales for the three months ended April 2, 2006 were $0.6 million and $0.6 million in the Chassis and Powertrain segments, respectively. Intercompany sales for the three months ended April 3, 2005 were $1.3 million and $0.7 million in the Chassis and Powertrain segments, respectively. Intercompany sales are recognized in accordance with the Company’s revenue recognition policy and are eliminated in consolidation.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment activity for the three months ended April 2, 2006 and April 3, 2005 is as follows:

	(In thousands)
	Three Months Ended
	April 2, 2006	April 3, 2005
SALES
Chassis	$260,078	$257,843
Powertrain	244,176	231,529
Total Sales	$504,254	$489,372
Adjusted EBITDA
Chassis	$15,778	$21,527
Powertrain	33,239	33,810
Corporate/centralized resources	(2,135)	(3,895)
Total Adjusted EBITDA	46,882	51,442
Depreciation & amortization	(36,889)	(26,195)
Other, net (includes foreign currency, royalties and interest income)	1,276	(662)
Operating profit	$11,269	$24,585

	(In thousands)
	April 2, 2006	January 1, 2006
Total Assets
Chassis	$702,550	$707,784
Powertrain	772,553	763,112
Corporate/centralized resources	331,996	259,427
Assets held for sale	—	116,612
Total	$1,807,099	$1,846,935

	Three Months Ended
	April 2, 2006	April 3, 2005
Capital Expenditures
Chassis	$12,369	$9,435
Powertrain	14,200	14,276
Corporate/centralized resources	22	134
Total	$26,591	$23,845

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                 Asset Impairments and Restructuring Related Integration Actions

Restructuring costs incurred for the three months ended April 2, 2006 were $0.1 million and primarily reflect headcount reductions from the Company’s European locations. Costs incurred for the three months ended April 3, 2005 were $1.3 million and primarily reflect severance costs, as the Company streamlined its operations from three segments into two beginning in 2005.

	(In thousands)
	Acquisition Related Severance Costs	2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	2005 Additional Severance and Other Exit Costs	2006 Additional Severance and Other Exit Costs	Total
Balance at January 2, 2005	$675	$(13)	$2,757	$445	$—	$—	$3,864
Charges to expense	—	13	(240)	(12)	3,527	—	3,288
Cash payments	(12)	—	(2,436)	(354)	(2,529)	—	(5,331)
Other adjustments	(218)	—	8	(52)	99	—	(163)
Balance at January 1, 2006	$445	$—	$89	$27	$1,097	$—	$1,658
Charges to expense	—	—	—	—	—	78	78
Cash payments	—	—	(31)	—	(587)	(177)	(795)
Other adjustments	—	—	(66)	(27)	(89)	179	(3)
Balance at April 2, 2006	$445	$—	$(8)	$—	$421	$80	$938

The above amounts represent total estimated cash payments, all of which are recorded in accrued liabilities in the Company’s consolidated balance sheet at April 2, 2006 and January 1, 2006, respectively.

8.                 Discontinued Operations

On March 10, 2006, the Company completed the divestiture of its Forging Operations to Forming Technologies, Inc. (the “Buyer”). In consideration for North American Forging and upon the closing of the transaction, the Company received consideration of approximately $79.2 million in cash (of which $10.0 million was used to repurchase assets held under sale-leasebacks), and retained its interest in trade accounts receivable of approximately $41 million. In addition, the Buyer assumed $7.5 million of outstanding indebtedness of North American Forging, other working capital items and other specified liabilities. Within 120 days from the transaction close, the Buyer and the Company will adjust the final proceeds based on working capital (excluding accounts receivable) that existed at the time of the closing subject to certain limits, in accordance with the terms of the agreement. As part of the agreement, the Company will continue to provide management transition services, including accounting, finance and information technology support, to the Buyer for approximately one year subsequent to the divestiture.

The Forging Operations, which were part of the Chassis segment and operated as a separate division with separate management within the segment, manufacture a variety of gear blanks, driveline shaft blanks, differential gears, wheel end components and precision cold forged components for global automotive original equipment manufacturers and Tier 1 component suppliers.

At January 1, 2006, the Company determined that the Forging Operations qualified for assets held for sale treatment. Therefore, the results of operations for the Forging Operations for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of the Forging

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operations have been reclassified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheet at January 1, 2006.

In conjunction with the closing of the transaction, the Company recorded a loss on discontinued operations of approximately $6.9 million. This loss reflects the excess of net book value of assets and liabilities sold over the proceeds received and the recognition of $3.4 million in curtailment losses. Under the requirements of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” the Company recognized curtailment losses due to the divestiture of the Forging Operations.

Revenue from the Forging Operations, including sales with other Metaldyne affiliates, loss from discontinued operations and related tax benefit for the three months ended April 2, 2006 (through the March 10, 2006 closing date) and April 3, 2005 are presented below:

	(In millions)
	April 2, 2006	April 3, 2005
Sales to third parties	$63.4	$103.4
Sales with other Metaldyne affiliates	$9.5	$14.1
Loss from discontinued operations before income taxes	$(0.5)	$(0.9)
Income tax benefit	$—	$(0.3)
Loss from discontinued operations	$(0.5)	$(0.6)

The components of assets and liabilities of the discontinued operations in the consolidated balance sheet as of January 1, 2006 are as follows:

(In thousands)
January 1, 2006
Cash	$4
Accounts receivable	2,808
Inventories	36,151
Prepaid expenses and other	2,439
Property and equipment, net	73,896
Other assets	1,314
Assets of discontinued operations	$116,612
Trade accounts payable	$29,992
Accrued liabilities	7,222
Current portion of long-term debt	186
Current liabilities of discontinued operations	$37,400
Long-term debt	7,500
Other long-term liabilities	25,704
Total liabilities of discontinued operations	$70,604

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 Redeemable Preferred Stock

The Company has authorized and outstanding 644,540 shares, $1 par value, of $64.5 million in liquidation value ($57.3 million carrying value as of April 2, 2006) Series A-1 preferred stock to DaimlerChrysler Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the ten-year period. The preferred stock is mandatorily redeemable on December 31, 2013. Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has authorized 370,000 shares, $1 par value, of $36.1 million in liquidation value ($34.6 million carrying value as of April 2, 2006) Series A preferred stock, of which 361,001 are issued and outstanding to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005 plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has authorized and outstanding 184,153 shares, $1 par value, with a carrying value of $18.4 million of redeemable Series B preferred stock to Heartland Industrial Partners (“Heartland”). The redeemable Series B preferred shares issued are mandatory redeemable on June 15, 2013. The Series B preferred stockholders are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative semi-annual cash dividends at a rate of 11.5% per annum.

Preferred stock dividends (including accretion of $0.3 million in each of 2006 and 2005) were $6.5 million and $5.4 million, while dividend cash payments were zero, for the three months ended April 2, 2006 and April 3, 2005, respectively. Unpaid accrued dividends were $68.1 million and $61.9 million at April 2, 2006 and January 1, 2006, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $178.4 million and $171.9 million in the Company’s consolidated balance sheet at April 2, 2006 and January 1, 2006, respectively.

10.          Loss Per Share

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 3.0 million and 2.7 million of common shares as they are anti-dilutive at April 2, 2006 and April 3, 2005, respectively.

Contingently issuable shares, representing approximately 50,000 restricted common shares, have an anti-dilutive effect on earnings per share for each of the three months ended April 2, 2006 and April 3, 2005.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.          Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) for the period was as follows:

	(In thousands)
	Three Months Ended
	April 2, 2006	April 3, 2005
Net loss	$(35,353)	$(3,500)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,151	(12,737)
Change in the Company’s portion of TriMas’ currency translation adjustment	154	(913)
Total other comprehensive income (loss)	9,305	(13,650)
Total comprehensive loss	$(26,048)	$(17,150)

12.          Employee Benefit Plans

The following represent the Company’s net periodic benefit (gain) cost (including the (gain) cost related to the Forging Operations) at April 2, 2006 and April 3, 2005:

	(In thousands)
	Pension Benefits		Other Benefits
	For the three months ended		For the three months ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Components of Net Periodic Benefit Cost:
Service cost	$1,017	$760	$387	$570
Interest cost	4,590	4,490	436	800
Expected return on plan assets	(4,874)	(4,600)	—	—
Amortization of prior service cost	41	40	(82)	(90)
Recognized (gain) loss due to curtailments/settlements	3,265	—	300	(2,490)
Amortization of net loss	1,386	900	95	170
Net periodic benefit (gain) cost	$5,425	$1,590	$1,136	$(1,040)

Employer Contributions

Metaldyne previously disclosed in its financial statements for the year ended January 1, 2006, that it expected to contribute $23.7 million to its defined benefit pension plans in 2006. This amount assumes that the funding law applicable for 2005 is extended as proposed by Congress for the 2006 plan year. Absent this extension, the Company would expect to contribute an additional $2 million to the defined benefit pension plans for 2006. As of April 2, 2006, approximately $4.7 million of contributions have been made.

The Company also disclosed in its financial statements for the year ended January 1, 2006, that it expected to contribute approximately $11.0 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2006. The Company contributed approximately $3.1 million to its defined contribution plans as of April 2, 2006.

In December 2004, the Company announced that it will discontinue retiree medical and life insurance coverage to its salaried and nonunion retirees and their beneficiaries effective January 1, 2006. The Company recorded a curtailment gain of $2.5 million for the three months ended April 3, 2005 pursuant to

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

this announcement. A curtailment gain of $2.1 million (net of $0.4 million related to Forging Operations) is included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

In accordance with the terms of sale of the Forging Operations (refer to Note 8, Discontinued Operations), all defined benefit pension plan obligations relating to the Forging Operations’ employees will be retained by the Company. Postretirement medical and life insurance benefit obligations relating to the former Forging Operations’ employees will also be retained by the Company with obligations related to the current employees transferred to the new owners. This transferred obligation for postretirement medical and life insurance benefit obligations was approximately $2.7 million. Under the requirements of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” the Company recognized a $3.1 million and $0.3 million curtailment loss, respectively due to the divestiture of the Forging Operations.

13.          Related Parties

On June 6, 2002, the Company sold 66% of its former TriMas subsidiary to Heartland and other investors. The Company’s current ownership percentage in TriMas is approximately 24%. The Company has recorded $8.6 million due from TriMas, consisting of tax net operating losses created prior to the disposition of TriMas, pension obligations, reimbursement due for cash payments made related to postretirement obligations and other expense reimbursements in the ordinary course of business, of which $5.1 million is recorded as receivables from TriMas and $3.5 million is recorded as equity investments in and receivables from affiliates in the Company’s consolidated balance sheet as of April 2, 2006.

14.          Commitments and Contingencies

The Company is subject to claims and litigation in the ordinary course of its business but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operations.

The Company has one known disagreement with a customer regarding material prices from its former Forging Operations sold in March 2006. Although the Company sold the business, it retained the existing receivables of that business as of the sale date. The Company believes that there will be a favorable outcome to the customer dispute based on information currently available. Approximately $1 million of accounts receivables related to this issue is recorded on the Company’s consolidated balance sheet as of April 2, 2006 and January 1, 2006. It is the Company’s policy to record charges to earnings when estimates of the Company’s exposure for lawsuits and pending or asserted claims meet the criteria for recognition under SFAS No. 5, “Accounting for Contingencies.” The ultimate resolution of any such exposure to the Company may differ due to subsequent developments.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)         Condensed consolidating financial statements as of April 2, 2006 and January 1, 2006, and for the three months ended April 2, 2006 and April 3, 2005 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)         Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
April 2, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5,992	$—	$5,992
Total receivables, net	—	20,120	164,071	—	184,191
Inventories	—	50,120	35,101	—	85,221
Deferred and refundable income taxes	—	9,411	1,526	—	10,937
Prepaid expenses and other assets	—	24,892	6,586	—	31,478
Total current assets	—	104,543	213,276	—	317,819
Equity investments and receivables in affiliates	90,770	—	—	—	90,770
Property and equipment, net	—	400,706	260,678	—	661,384
Excess of cost over net assets of acquired companies	—	435,302	152,410	—	587,712
Investment in subsidiaries	280,920	208,902	—	(489,822)	—
Intangible and other assets	—	129,429	19,985	—	149,414
Total assets	$371,690	$1,278,882	$646,349	$(489,822)	$1,807,099
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$183,464	$85,725	$—	$269,189
Accrued liabilities	—	113,243	24,527	—	137,770
Current maturities, long-term debt	—	2,753	3,289	—	6,042
Total current liabilities	—	299,460	113,541	—	413,001
Long-term debt	427,547	426,789	274	—	854,610
Deferred income taxes	—	11,397	31,005	—	42,402
Minority interest	—	—	748	—	748
Other long-term liabilities	—	111,797	12,851	—	124,648
Redeemable preferred stock	178,401	—	—	—	178,401
Intercompany accounts, net	(427,547)	148,519	279,028	—	—
Total liabilities	178,401	997,962	437,447	—	1,613,810
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	42,845	—	—	—	42,845
Paid-in capital	698,882	—	—	—	698,882
Accumulated deficit	(560,001)	—	—	—	(560,001)
Accumulated other comprehensive income	11,563	—	—	—	11,563
Investment by Parent/Guarantor	—	280,920	208,902	(489,822)	—
Total shareholders’ equity	193,289	280,920	208,902	(489,822)	193,289
Total liabilities and shareholders’ equity	$371,690	$1,278,882	$646,349	$(489,822)	$1,807,099

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended April 2, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$357,516	$146,738	$—	$504,254
Cost of sales	—	(343,076)	(121,421)	—	(464,497)
Gross profit	—	14,440	25,317	—	39,757
Selling, general and administrative expenses	—	(22,897)	(5,513)	—	(28,410)
Restructuring charges	—	43	(121)	—	(78)
Operating profit (loss)	—	(8,414)	19,683	—	11,269
Other expense, net:
Interest expense	—	(23,097)	(850)	—	(23,947)
Preferred stock dividends and accretion	(6,472)	—	—	—	(6,472)
Equity income from affiliates	959	—	—	—	959
Other, net	—	(1,620)	(3,217)	—	(4,837)
Other expense, net	(5,513)	(24,717)	(4,067)	—	(34,297)
Income (loss) from continuing operations before income taxes	(5,513)	(33,131)	15,616	—	(23,028)
Income tax expense	—	869	4,128	—	4,997
Income (loss) from continuing operations	(5,513)	(34,000)	11,488	—	(28,025)
Loss from discontinued operations, net of tax	—	(466)	—	—	(466)
Loss on discontinued operations, net of tax	—	(6,862)	—	—	(6,862)
Equity in net income of subsidiaries	(29,840)	11,488	—	18,352	—
Earnings (loss) attributable to common stock	$(35,353)	$(29,840)	$11,488	$18,352	$(35,353)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended April 3, 2005
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$361,481	$127,891	$—	$489,372
Cost of sales	—	(334,627)	(103,191)	—	(437,818)
Gross profit	—	26,854	24,700	—	51,554
Selling, general and administrative expenses	—	(19,777)	(5,940)	—	(25,717)
Restructuring charges	—	(1,032)	(220)	—	(1,252)
Operating profit	—	6,045	18,540	—	24,585
Other expense, net:
Interest expense	—	(21,833)	(720)	—	(22,553)
Preferred stock dividends and accretion	(5,436)	—	—	—	(5,436)
Equity income from affiliates	605	—	—	—	605
Other, net	—	(2,697)	1,060	—	(1,637)
Other expense, net	(4,831)	(24,530)	340	—	(29,021)
Income (loss) from continuing operations before income taxes	(4,831)	(18,485)	18,880	—	(4,436)
Income tax expense (benefit)	—	(7,406)	5,850	—	(1,556)
Income (loss) from continuing operations	(4,831)	(11,079)	13,030	—	(2,880)
Loss from discontinued operations, net of tax	—	(620)	—	—	(620)
Equity in net income of subsidiaries	1,331	13,030	—	(14,361)	—
Earnings (loss) attributable to common stock	$(3,500)	$1,331	$13,030	$(14,361)	$(3,500)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Three Months Ended April 2, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$(28,292)	$25,707	$—	$(2,585)
Cash flows from investing activities:
Capital expenditures	—	(20,790)	(5,801)	—	(26,591)
Repurchase of leased assets	—	(36,136)	—	—	(36,136)
Proceeds from sale of discontinued operations	—	69,058	—	—	69,058
Investing cash flows used for discontinued operations	—	(2,513)	—	—	(2,513)
Net cash provided by (used for) investing activities	—	9,619	(5,801)	—	3,818
Cash flows from financing activities:
Proceeds of term loan facilities	—	53,750	—	—-	53,750
Principal payments of term loan facilities	—	(25,000)	—	—	(25,000)
Proceeds of revolving credit facility	—	135,000	—	—	135,000
Principal payments of revolving credit facility	—	(159,605)	—	—	(159,605)
Proceeds of other debt	—	—	1,431	—	1,431
Principal payments of other debt	—	(420)	(2,165)	—	(2,585)
Capitalization of debt financing fees	—	(2,196)	—	—	(2,196)
Issuance of stock options	—	14	—	—	14
Net cash provided by (used for) financing activities	—	1,543	(734)	—	809
Effect of exchange rates on cash	—	—	263	—	263
Change in intercompany accounts	—	17,130	(17,130)	—	—
Net increase in cash	—	—	2,305	—	2,305
Cash and cash equivalents, beginning of period	—	—	3,687	—	3,687
Cash and cash equivalents, end of period	$—	$—	$5,992	$—	$5,992

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Three Months Ended April 3, 2005
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$17,096	$6,430	$—	$23,526
Cash flows from investing activities:
Capital expenditures	—	(16,135)	(7,710)	—	(23,845)
Proceeds from sale/leaseback of fixed assets	—	6,490	—	—	6,490
Reimbursement from acquisition of business, net of cash received	—	5,750	—	—	5,750
Investing cash flows used for discontinued operations	—	(3,051)	—	—	(3,051)
Net cash used for investing activities	—	(6,946)	(7,710)	—	(14,656)
Cash flows from financing activities:
Proceeds of revolving credit facility	—	65,000	—	—	65,000
Principal payments of revolving credit facility	—	(70,767)	—	—	(70,767)
Proceeds of other debt	—	—	1,570	—	1,570
Principal payments of other debt	—	(755)	(3,800)	—	(4,555)
Financing cash flows used for discontinued operations	—	(68)	—	—	(68)
Net cash provided by (used for) financing activities	—	(6,590)	(2,230)	—	(8,820)
Effect of exchange rates on cash	—	—	(50)	—	(50)
Change in intercompany accounts	—	(3,560)	3,560	—	—
Net increase in cash	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2005 sales of approximately $1.9 billion. We operate two segments focused on the global light vehicle market. The Chassis and Powertrain segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the transmissions, engines and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 70% of total 2005 sales. Prior to November 2000, we were a public company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions—Simpson in December 2000, GMTI effective January 2001, Dana Corporation’s Greensboro, NC operation in May 2003, and DaimlerChrysler’s New Castle, IN operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally, we split off our non-automotive operations, divesting our former TriMas subsidiary in June 2002, our Fittings operation in April 2003 and two aluminum die casting facilities in February 2004. On March 10, 2006, we completed the divestiture of our North American Forging Operations (“North American Forging” or “Forging Operations”).

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

Our strategy is centered on growth through new business awards and acquisitions. We have a significant new project backlog and have completed several acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns for our stakeholders. In order to finance a large portion of this activity, we incurred significant new debt. As such, we have substantial leverage and are constrained by various covenant limitations (see “Debt, Capitalization and Available Financing Sources” for more details surrounding these covenants). As we continue to invest in the resources to produce our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through “Adjusted EBITDA.” See the discussion below in “Key Indicators of Performance (Non GAAP Financial Measures)” for further explanation), and working capital and fixed asset efficiency to assess our ability to favorably finance our new business backlog.

Key Indicators of Performance (Non-GAAP Financial Measures)

In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability.

We define Adjusted EBITDA as loss from continuing operations and before interest, taxes, depreciation, amortization, asset impairment, loss on disposition of manufacturing equipment or facilities and non-cash losses on sale-leaseback of property and equipment. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing, our management analyzes these costs to evaluate underlying business performance. Caution must be exercised in analyzing these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

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

The following is a reconciliation of our Adjusted EBITDA to net loss for the three months ended April 2, 2006 and April 3, 2005:

	(In thousands)
	2006	2005
Net loss	$(35,353)	$(3,500)
Income tax expense (benefit)	4,997	(1,556)
Loss from discontinued operations, net of tax	466	620
Loss on discontinued operations, net of tax	6,862	—
Interest expense	23,947	22,553
Depreciation and amortization in operating profit	36,889	26,195
Preferred stock dividends and accretion	6,472	5,436
Equity income from affiliates	(959)	(605)
Certain items within Other, Net(1)	3,561	2,299
Total Company Adjusted EBITDA from continuing operations	$46,882	$51,442

(1)          Reconciliation of Other, Net Included in the Consolidated Statement of Operations:

	(In thousands)
	2006	2005
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$3,561	$2,299
Items in Adjusted EBITDA (includes foreign currency, royalties and interest income)	1,276	(662)
Total other, net	$4,837	$1,637

The following is a reconciliation of our Adjusted EBITDA to operating cash flow for the three months ended April 2, 2006 and April 3, 2005:

	(In thousands)
	2006	2005
Operating cash flow	$(2,585)	$23,526
Net proceeds of accounts receivable securitization facility	2,551	(37,017)
Change in working capital	12,450	43,435
Cash paid for interest	13,331	11,649
Cash paid (refunded) for income taxes, net	4,943	2,929
Change in long-term assets	4,520	(425)
Change in long-term liabilities	1,868	3,353
Certain items within Other, Net	2,119	1,478
Reimbursement from acquisition of business	—	5,750
Loss on discontinued operations	6,862	—
Foreign currency gain (loss)	(1,328)	359
Curtailment gain (loss) on elimination of certain benefits	(165)	2,080
Operating cash flows from discontinued operations	1,625	(8,566)
Other	691	2,891
Total Company Adjusted EBITDA from continuing operations	$46,882	$51,442

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	(In thousands)
	2006	2005
Restructuring charges	$(78)	$(1,252)
Fixed asset losses	(5,612)	(31)
Foreign currency gains (losses)	(1,328)	359
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain plan benefits	(165)	2,080

Discontinued Operations

On March 10, 2006, we completed the divestiture of our Forging Operations, and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for North American Forging for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of North American Forging have been reclassified as assets and liabilities of discontinued operations in our consolidated balance sheet at January 1, 2006.

Results of Operations

Quarter Ended April 2, 2006 versus April 3, 2005

The below results represent activity from our continuing operations for the three months ended April 2, 2006 and April 3, 2005.

Net Sales.   Net sales by segment and in total for the three months ended April 2, 2006 and April 3, 2005 were:

	(In thousands)
Segment	Three Months Ended April 2, 2006	Three Months Ended April 3, 2005
Chassis Segment	$260,078	$257,843
Powertrain Segment	244,176	231,529
Total Company	$504,254	$489,372

Our first quarter 2006 net sales were $504 million versus first quarter 2005 net sales of $489 million. The primary driver of the increase in our 2006 sales was $19 million in additional net new business related to new product launches and ramp up of existing programs. The Powertrain segment contributed $11 million in net new business from new product launches and ramp up of existing programs, while the Chassis segment contributed $8 million, primarily from the ramp up of existing programs. The above sales increases were positively affected by the 1.9% increase in North American vehicles production from our three largest customers (DaimlerChrysler, Ford and General Motors) during the quarter. In addition, price increases to reflect rising costs of raw materials resulted in approximately $2 million increase in sales, but this was offset by approximately $6 million in foreign exchange movements.

Gross Profit.   Gross profit by segment and in total for the three months ended April 2, 2006 and April 3, 2005 were:

	(In thousands)
Segment	Three Months Ended April 2, 2006	Three Months Ended April 3, 2005
Chassis Segment	$11,244	$20,899
Powertrain Segment	27,425	35,695
Corporate/centralized resources	1,088	(5,040)
Total Company	$39,757	$51,554

Our gross profit was $39.8 million or 7.9% of net sales for 2006 compared to $51.6 million or 10.5% of net sales for 2005. The decrease of $11.8 million is attributable to charges associated with the early buyout of three operating leases in the first quarter of 2006. We incurred an approximate $8 million in additional amortization expense and a $3.7 million fixed asset loss as a result of the early buyout. Offsetting these decreases were improvements in year over year gross profit due to the increase in sales as well as an improvement in the sales mix to higher margin product lines.

Selling, General and Administrative.   Selling, general and administrative expense was $28.4 million, or 5.6% of net sales, for 2006 compared to $25.7 million, or 5.3% of sales, in 2005. The $2.7 million increase from 2005 to 2006 is primarily explained by a $2.1 million postretirement medical curtailment gain recorded in the first quarter of 2005. The remaining increase in selling, general and administrative expense is primarily driven by approximately $0.7 million spent on our Sarbanes-Oxley Section 404 efforts.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the three months ended April 2, 2006 and April 3, 2005 was:

	(In thousands)
Segment	Three Months Ended April 2, 2006	Three Months Ended April 3, 2005
Chassis Segment	$16,594	$11,992
Powertrain Segment	19,729	12,000
Corporate/centralized resources	566	2,203
Total Company	$36,889	$26,195

The net increase in depreciation and amortization of approximately $10.7 million is primarily attributable to the recognition of $8 million of deferred losses on previous sale-leaseback transactions which the Company repurchased the assets on three of these leases in the first quarter of 2006. Recent capital spending in excess of depreciation accounts for the remaining increase in depreciation expense.

Restructuring Charges.   We incurred $0.1 million of restructuring charges in the first quarter of 2006 compared to $1.2 million incurred in the first quarter of 2005. The 2006 charges are primarily as a result of headcount reductions from our European locations. Net restructuring activity in the first quarter of 2006 is as follows:

(In thousands)
Severance Costs
Balance January 1, 2006	$1,658
Charges to expense	78
Cash payments	(795)
Other adjustments	(3)
Balance at April 2, 2006	$938

Operating Profit.   Operating profit was $11.3 million, or 2.2% of sales, for the first quarter of 2006 compared to $24.6 million, or 5.0% of sales, for the same period in 2005. The $13.3 million decrease is principally explained by the factors discussed above, including a $10.7 million increase in depreciation and amortization, a $2.1 million reduction in postretirement medical curtailment gains and a $5.6 million increase in fixed asset losses. Offsetting these declines were profits from the additional sales volume and a decrease in restructuring charges. The elements of each of these variations are discussed in greater detail above. Operating profit by segment for the three months ended April 2, 2006 and April 3, 2005 is as follows:

	(In thousands)
Segment	Three Months Ended April 2, 2006	Three Months Ended April 3, 2005
Chassis Segment	$(354)	$9,507
Powertrain Segment	14,028	21,479
Corporate/centralized resources	(2,405)	(6,401)
Total Company	$11,269	$24,585

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA decreased to $46.9 million in the first three months of 2006 from $51.4 million during the same period in 2005. The primary drivers of this decrease are explained above in the operating profit discussion and will be further detailed in the segment detail that follows. Additionally, other, net expenses increased $1.5 million, primarily due to $0.9 million in foreign currency losses in the first quarter of 2006 versus $0.4 million in foreign currency gains in 2005. The “Segment Information” below provides a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
Segment	Three Months Ended April 2, 2006	Three Months Ended April 3, 2005
Chassis Segment	$15,778	$21,527
Powertrain Segment	33,239	33,810
Corporate/centralized resources	(2,135)	(3,895)
Total Company	$46,882	$51,442
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(78)	$(1,252)
Fixed asset disposal losses	(5,612)	(31)
Foreign currency gains (losses)	(1,328)	359
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain benefits	(165)	2,080

Interest Expense.   Interest expense increased from $22.5 million in the first quarter of 2005 to $23.9 million in the first quarter of 2006. This $1.4 million increase is principally due to an approximate 2% increase in interest on our variable rate senior debt facilities resulting from increases in LIBOR.

Equity Income (Loss) from Affiliates.   Equity income (loss) from affiliates increased from income of $0.6 million in the first quarter of 2005 to income of $1.0 million in the first quarter of 2006, due to the operating results of our equity affiliate.

Other, Net.   Other, net increased by $3.2 million to a loss of $4.8 million in the first quarter of 2006 compared to a loss of $1.6 million in the first quarter of 2005. The primary reason for the increase is due to a $1.3 million foreign currency loss in the first quarter of 2006 as compared to a $0.4 million gain for the same period in 2005, or a net increase of $1.7 million. The remaining increase is primarily due to a $1.2 million increase in costs associated with our accounts receivable securitization program.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $0.3 million in each of 2006 and 2005) were $6.5 million in the first quarter of 2006 as compared to $5.4 million in the first quarter of 2005. This increase is due to the compounded interest on dividends not yet remitted to the shareholders. Preferred stock dividends are included in “other expense, net” in our consolidated statement of operations.

Taxes.   The provision for income taxes for the first quarter of 2006 was an expense of $5.0 million as compared with a benefit of $1.6 million for the first quarter of 2005. In the first quarter of 2006, no benefit was recognized for the U.S. operating loss and the foreign effective rate was 31.6%, compared to a U.S. effective tax rate of 30.5% and a foreign effective rate of 29.2% in the first quarter of 2005. The reason for the lack of a tax benefit for the U.S. operating loss is due to an increase in the valuation allowance against our net deferred tax assets of our domestic operations. The valuation allowance recorded in the first quarter of 2006 of $14.8 million is comprised of (i) $12.2 million for continuing operations; (ii) $0.2 million for discontinued operations; and (iii) $2.4 million for the loss on discontinued operations. Due to uncertainties related to our ability to utilize our deferred tax assets, which consist primarily of net operating losses, it was management’s decision to record an increase to the valuation allowance against our domestic operation’s net deferred tax assets. In the event that deferred tax assets are realizable in the future in excess of the net recorded valuation allowance, an adjustment to the deferred tax asset will increase the tax benefit in the period such determination is made.

The tax benefit of $0.2 million for loss from discontinued operations is fully offset by a $0.2 million valuation allowance recorded for the first quarter of 2006.

The tax benefit of $2.4 million for the loss on discontinued operations is fully offset by a $2.4 million valuation allowance recorded for the first quarter of 2006.

Loss from Discontinued Operations.   The loss from discontinued operations decreased $0.1 million from a loss of $0.6 million in the first quarter of 2005 to a loss of $0.5 million in the first quarter of 2006. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Loss on Discontinued Operations.   We recorded a loss of $6.9 million related to the March 10, 2006 sale of the Forging Operations. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Segment Information.

Chassis Segment.   Sales for our Chassis segment were $260.1 million in the first quarter of 2006 versus $257.8 million in the first quarter of 2005. Net sales increased approximately $2 million due to approximately $8 million increase in net new business, offset by approximately $4 million related to changes in foreign exchange rates and approximately $1 million in reduced raw material price movements that are reimbursed from our customers. Operating profit for the segment decreased from $9.5 million in the first quarter of 2005 to ($0.4) million in the first quarter of 2006. The $9.9 million decrease is due to a $7.4 million increase in fixed asset losses as well as an increase of $4.6 million in depreciation and amortization expense. Both of these changes were substantially driven by the early buyout of three operating leases during the first quarter of 2006. This was offset by a $1 million benefit in material as well as $1 million in cost reductions. Adjusted EBITDA decreased to $15.8 million versus $21.5 million in the prior year due to the aforementioned reasons, as well as a $0.5 million increase in foreign currency losses.

	(In thousands)
Chassis Segment	Three Months Ended April 2, 2006	Three Months Ended April 3, 2005
Sales	$260,078	$257,843
Operating profit	$(354)	$9,507
Depreciation and amortization	16,594	11,992
Foreign currency gains (losses)	(462)	28
Adjusted EBITDA	$15,778	$21,527
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$53	$150
Fixed asset (gains) losses	7,163	(203)

Powertrain Segment.   Sales for our Powertrain segment increased in the first quarter of 2005 to $244.2 million versus $231.5 million in the prior period. The primary driver of the approximate $13 million increase in sales is an approximate $11 million increase in net new business relating to new product launches and ramp up of existing programs as well as approximately $3 million in sales increases to our customers associated with the recovery of material costs to our customers. This was offset by approximately $2 million related to changes in foreign exchange rates. Operating profit decreased from $21.5 million to $14.0 million in 2006. The decrease is principally due to a $7.7 million increase in depreciation and amortization expense offset by incremental profit on the net new business increase noted above. The $7.7 million increase in depreciation and amortization is driven by $5 million related to the early buyout of three operating leases, while the remaining increase is primarily attributable to recent years’ capital expenditures exceeding depreciation expense. Material cost increases not reimbursed from our customers were offset by net cost reductions in the operations. Adjusted EBITDA increased from $33.8 million the first quarter of 2005 to $33.2 million in 2006, due to the aforementioned incremental profit on net new business, offset by a $0.8 million increase in foreign currency losses.

	(In thousands)
Powertrain Segment	Three Months Ended April 2, 2006	Three Months Ended April 3, 2005
Sales	$244,176	$231,529
Operating profit	$14,028	$21,479
Depreciation and amortization	19,729	12,000
Foreign currency gains (losses)	(518)	331
Adjusted EBITDA	$33,239	$33,810
Memo: Additional amounts included in calculation of adjusted EBITDA:
Restructuring charges	$129	$105
Fixed asset (gains) losses	363	234

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $2.1 million in the first quarter of 2006 versus a loss of $3.9 million in the same period in 2005. We realized $1.9 million in fixed asset gains and a decrease of $1.1 million in restructuring expenses in 2006. In addition, there was an approximate $1 million decrease in administrative costs. These were offset by a $1.9 million decrease in pension and postretirement medical curtailment benefits in the first quarter of 2006, as well as $0.4 million increase in foreign currency losses. Operating profit increased by $4.0 million in 2006 due to the factors discussed above, as well as a $1.6 million decrease in depreciation and amortization.

	(In thousands)
Corporate/Centralized Resources	Three Months Ended April 2, 2006	Three Months Ended April 3, 2005
Operating profit	$(2,405)	$(6,401)
Depreciation and amortization	566	2,203
Foreign currency gains (losses)	(348)	—
Other, net	52	303
Adjusted EBITDA	$(2,135)	$(3,895)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(104)	$997
Fixed asset (gains) losses	(1,914)	—
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain plan benefits	165	(2,080)

Liquidity and Capital Resources

Overview.   Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility and factoring agreements. As of April 2, 2006, we have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a shutdown by our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at April 2, 2006, collection of approximately $50.0 million of accounts receivable was accelerated under the remaining programs. Included in the above programs is approximately $28.7 million that we continue to collect on an accelerated basis as a result of favorable payment terms negotiated in connection with a business acquisition. This agreement expires December 31, 2006. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we continue to examine other alternative programs in the marketplace, as well as enhanced payment terms directly from our customers.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In the first quarter of 2006, we used our cash primarily to service our debt obligations and to fund our capital expenditure requirements.

Liquidity.   At April 2, 2006, we had approximately $133.5 million of undrawn commitments, which consisted of $110.9 million and $22.6 million from our revolving credit facility and accounts receivable securitization facility, respectively. In addition, we had $6.0 million in cash on our consolidated balance sheet. Availability under our accounts receivable securitization facility agreement at such date is based on a day earlier receivables report so it should be noted that, as is the case at each quarter end, receivables paid on the last day of the quarter will reduce availability on the next business day. The amount of this reduction was $5.0 million as of April 3, 2006. It should also be noted that January and July are typically periods in which the Company seasonally experiences lower availability. Approximately $35.0 million and $80.8 million were outstanding on our revolving credit facility and accounts receivable securitization facility, respectively, at April 2, 2006. Our access to these two facilities is limited by certain covenant restrictions (see “Debt, Capitalization and Available Financing Sources” for further discussion on our debt covenants). At April 2, 2006, we were limited by these covenant restrictions and could thus draw only $127.2 million from these facilities of the $133.5 million total available in undrawn commitments.

At April 2, 2006, our maximum debt capacity (including amounts drawn under our accounts receivable securitization program) is computed by multiplying our leverage ratio covenant of 5.25 by our bank agreement defined EBITDA, or approximately $204.3 million. Thus, our total debt capacity at April 2, 2006 is approximately $1,072.8 million. Our actual debt plus the accounts receivable securitization at April 2, 2006 approximated $945.6 million, or approximately $127.2 million less than our total capacity. Thus, as discussed above, as of April 2, 2006, we had access to only $127.2 million of the total $133.5 million in undrawn commitments discussed above that we could have drawn from our revolving credit and accounts receivable securitization facilities.

It should be noted that our liquidity at quarter and year end tends to reflect peak availability due to our natural cash collection cycle. Liquidity in the middle of the month tends to represent our lowest level. Over the last fiscal year, our trough liquidity has generally ranged between $15 million and $60 million. However, we have taken actions that have improved our trough liquidity in early 2006:  the sale of our North American Forging business, the net $25 million increase of our term loan facility and the February 3, 2006 amended and restated credit agreement. There can be no assurance that our liquidity will actually improve in the coming year as it may be adversely impacted by other factors, many of which are beyond our control, including those referred to below and elsewhere in this Form 10-Q.

On February 3, 2006, we entered into an amended and restated credit agreement in which the covenant restrictions discussed above were significantly relaxed. The amendment and restatement affects the following principal changes, as well as updating and technical changes, to the existing credit agreement: (a) it adds an additional $50 million of term loans, of which $25 million was used to prepay the preexisting term loan; (b) it adjusts certain covenants to take account for the North American Forging divestiture and to provide the Company with additional covenant flexibility; and (c) it increases pricing on the existing revolving credit facility. We are required to use the proceeds from the divestiture of North American Forging to prepay (a) $25 million of the preexisting term loan and (b) to repurchase at least $45 million of assets currently under operating lease arrangements. We have repurchased approximately $46 million of assets under these operating leases with the proceeds from the North American Forging sale, $11.3 million of which was related to North American Forging assets under operating leases. Excess proceeds can be used to repurchase additional assets under operating lease arrangements and to increase our liquidity through repayment of outstanding obligations under our revolving credit and accounts receivable securitization facilities. On February 3, 2006, pursuant to the terms of the amended and restated credit agreement, we borrowed $50 million of additional term loans. All term loans mature on December 31, 2009.

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

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of April 2, 2006, we had available approximately $74.8 million from these commitments, and approximately $50.8 million of receivables were sold under these programs.

TriMas Common Stock.   The Company owns 4.8 million shares of TriMas stock, or approximately 24% of the total outstanding shares of TriMas.

Debt, Capitalization and Available Financing Sources.   On December 20, 2005, we entered into a senior secured loan facility. This senior secured loan facility provides for term loans totaling $20 million, of which $14.3 million was drawn as of April 2, 2006 and the remainder of which is available until June 30, 2006 to finance in part the purchase of additional specified machinery and equipment. A commitment fee of 7.5% per annum on the unused portion of this loan will accrue through June 30, 2006. The senior secured loan facility matures December 31, 2009.

On February 3, 2006, we entered into an amended and restated credit agreement as described above. The amended and restated credit agreement provides us with more favorable terms and additional funding on our revolving credit and term loan facilities. Under this amended and restated credit agreement, the applicable interest rate spreads on our term loan obligations increased over the current London Interbank Offered Rate (“LIBOR”) and our leverage covenant was modified to be less restrictive. The current applicable interest rate spread on our term loan obligations is 4.50%. On February 3, 2006, pursuant to the terms of the amended and restated credit agreement, we borrowed $50 million of additional term loans, of which $25 million was used to prepay the preexisting term loan. A commitment fee of 1% per annum is assessed on the unused portion of the revolving credit facility.

In December 2004, we obtained an amendment of our credit facility to, among other things, modify certain negative covenants. Under this amendment, the applicable interest rate spreads on our term loan obligations increased from 4.25% to 4.50% over the current London Interbank Offered Rate (“LIBOR”) and our leverage covenant was modified to be less restrictive.

The credit facility includes term loans with $375.2 million outstanding and a revolving credit facility with a principal commitment of $200 million. The revolving credit facility matures on May 28, 2007 and the term loan facility matures on December 31, 2009. The obligations under the credit facility are collateralized by substantially all of our assets and of the assets of substantially all of our domestic subsidiaries and are guaranteed by substantially all of our domestic subsidiaries on a joint and several basis.

The following summarizes our outstanding debt as of April 2, 2006 and January 1, 2006:

	(In thousands)
	April 2, 2006	January 1, 2006
Senior credit facilities:
Term loans (9.0% to 11.5% variable interest at April 2, 2006)	$375,193	$350,193
Revolving credit facility (9.3% to 11.0% interest at April 2, 2006)	35,000	59,605
Total senior credit facility	410,193	409,798
Senior secured term loan credit facility, with interest payable quarterly, due 2009 (14.25% variable interest at April 2, 2006)	14,250	10,500
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value $31.7 million)	27,547	27,469
Other debt (various interest rates; includes capital lease obligations)	8,662	9,612
Total	$860,652	$857,379
Less current maturities	(6,042)	(6,640)
Long-term debt	$854,610	$850,739

At April 2, 2006, we were contingently liable for standby letters of credit totaling $54.1 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers’ compensation claims. We are also contingently liable for future product warranty claims. We provide comprehensive warranties to our customers. As a result of these warranties, we may be responsible for costs associated with a product recall caused by a defect in a part that we manufacture. We continuously monitor potential warranty implications of new and current business to assess whether a liability should be recognized. The Company has experienced relatively nominal warranty costs and no significant warranty accrual is reflected in the April 2, 2006 consolidated balance sheet.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to cash interest expense coverage ratio to exceed 1.75 through the year ending

December 31, 2006; and a debt to EBITDA ratio not to exceed 5.25 through the year ending December 31, 2006. We were in compliance with the new covenants throughout the quarter. Based on our anticipated EBITDA performance, we anticipate being in covenant compliance over the next four quarters.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for our foreign subsidiaries reporting in local currencies and as a component of income for our foreign subsidiaries using the U.S. dollar as the functional currency. The portion of our accumulated other comprehensive income relating to cumulative translation adjustments was $9.2 million for the three months ended April 2, 2006, due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the Euro.

As of April 2, 2006, our net total assets (defined as total assets less total liabilities) subject to foreign currency translation risk were $1,015 million. The potential decrease in net total assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $101.5 million. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Risk.   We generally manage our risks associated with interest rate movements through the use of a combination of variable and fixed rate debt. Approximately $427.5 million of our debt was variable rate debt at April 2, 2006. A hypothetical 25 bps adverse movement in the interest rate on variable rate debt would affect earnings on an annual basis by approximately $1.1 million. Approximately $437.4 million of our debt was fixed rate debt at April 2, 2006. A hypothetical 25 bps adverse movement in interest rates would result in a loss in the fair value of this fixed rate debt of approximately $8.3 million.

Off-Balance Sheet Arrangements.   On April 29, 2005, the Company and our newly formed wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”), entered into a new accounts receivable financing facility with General Electric Capital Corporation (“GECC”). Concurrent with entering into the new facility, our former accounts receivable financing facility with JPMorgan Chase Bank, N.A. was terminated. On July 8, 2005, the Company and MRFC amended and restated our existing accounts receivable financing facility with GECC. The terms of the facility that were amended and restated include (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represents the completion of the final step of the multi-step receivables facility modifications initiated on April 29, 2005.

We have entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $1.7 million and $1.0 million for the three months ended April 2, 2006 and April 3, 2005, respectively, and is included in other expense, net in our consolidated statement of operations. Prior to April 29, 2005, trade accounts receivable of substantially all of our domestic business operations were sold in connection with the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. At April 2, 2006, our funding under the facility was $80.8 million with availability based upon qualified receivables of $103.4 million and $22.6 million available but not utilized at April 2, 2006. The rate used to approximate the purchaser’s financing costs was based on LIBOR plus 2.25% at April 2, 2006. In addition, we are required to pay a fee of 0.5% on the unused portion of the facility.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of April 2, 2006 and January 1, 2006, we had available $74.8 million and $71.9 million from these commitments, and approximately $50.8 million and $50.4 million of receivables were sold under these programs, respectively. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements is recorded in other expense, net on our consolidated statement of operations and totaled $0.5 million for each of the three months ended April 2, 2006 and April 3, 2005.

37

Certain Other Commitments.   We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

Sale-Leaseback Arrangements.   We have historically engaged in a number of sale-leaseback transactions, including three transactions during 2005 which generated proceeds of $21.5 million. These sale-leasebacks were accounted for as operating leases with combined annual lease expense of approximately $4 million.

We anticipate relying on sale-leaseback and other leasing opportunities as a source of cash to finance capital expenditures and other uses. Our 2006 capital and operating lease expense commitments are approximately $59 million.

Redeemable Preferred Stock.   We have outstanding $187.1 million in aggregate liquidation value ($110.3 million aggregate carrying value) as of April 2, 2006 of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% (15% beginning January 1, 2006), 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid during the three months ended April 2, 2006. At April 2, 2006, there were unpaid accrued dividends of $68.1 million, resulting in redeemable preferred stock of $178.4 million. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

TriMas Receivables.   We have recorded approximately $8.6 million as of April 2, 2006, consisting of receivables related to certain amounts from TriMas, $3.5 million of which is recorded in equity investments and receivables in affiliates in our consolidated balance sheet as of April 2, 2006. These amounts include TriMas’ obligations resulting from tax net operating losses created prior to the disposition of TriMas of approximately $3.0 million, pension obligations of approximately $0.7 million, and reimbursement due for cash payments made related to postretirement obligations and various invoices paid on TriMas’ behalf of approximately $1.4 million.

Credit Rating.   Metaldyne is rated by Standard & Poor’s and Moody’s Ratings. As of April 2, 2006, we have long-term ratings from Standard & Poor’s and Moody’s of B/B3 on our senior credit facility, CCC+/Caa1 on our 10% senior notes due 2013 and CCC+/Caa2 on our 11% senior subordinated notes due 2012, respectively. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase, our ability to access certain financial markets may become limited, the perception of the Company in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Capital Expenditures.   Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures for our continuing operations by product segment for the periods presented were:

	(In thousands)
	April 2, 2006	April 3, 2005
Capital Expenditures:
Chassis	$12,369	$9,435
Powertrain	14,200	14,276
Corporate	22	134
Total	$26,591	$23,845

Cash Flows

Operating activities—Cash flows used for operating activities were $2.6 million for the three months ended April 2, 2006 compared to cash flows provided by operating activities of $23.5 million for the three months ended April 3, 2005. The reduction in the cash flows from operations of $26.1 million for the first quarter of 2006 as compared to 2005 is primarily the result of a $39.6 million decrease in net proceeds from the accounts receivable securitization facility and a $10 million reduction in operating cash flow from discontinued operations. This was offset by a $31 million decrease in working capital usage in the quarter (excluding the accounts receivable securitization facility).

Investing activities—Cash flows provided by investing activities totaled $3.8 million for the three months ended April 2, 2006 compared to cash flows used for investing activities of $14.7 million for the three months ended April 3, 2005. The increase of $18.5 million is due to $69.1 million of proceeds from the sale of our Forging Operations, offset by $36.1 million used to repurchase assets under operating leases in the first quarter of 2006. Additionally, in the first quarter of 2005, we received $6.5 million in proceeds from a sale-leaseback transaction for equipment and a reduction of $5.8 million in our investment in New Castle resulting from reimbursement relating to equipment purchases. Capital expenditures increased $2.8 million for the first three months of 2006 compared to 2005.

Financing activities—Cash flows provided by financing activities totaled $0.8 million for the three months ended April 2, 2006 compared to cash flows used for financing activities of $8.8 million for the three months ended April 3, 2005. The net increase in cash flows provided by financing activities of $9.6 million for the first quarter of 2006 as compared to 2005 is due to $53.8 million of proceeds from our term loan facilities, offset by $25 million of principal payments on the term loan facilities and a net increase in payments of $18.8 million on our revolving credit facilities in 2006 compared with 2005. This was offset by the capitalization of $2.2 million in debt financing fees in the first quarter of 2006.

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

Other Matters

Fiscal Year

Our fiscal year end on the Sunday nearest to December 31.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q report (“Quarterly Report”) include general economic conditions in the markets in which we operate and industry-based factors such as:

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

In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Quarterly Report such as substantial leverage, substantial capital requirement limitations imposed by our debt instruments, our ability to identify attractive strategic acquisition opportunities and to successfully integrate acquired businesses including actions we have identified as providing cost-saving opportunities.

We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A “Risk Factors” in our 2005 Form 10-K, under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations to this Report and elsewhere in this Quarterly Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations and ability to make payments on the notes. On May 16, 2006, the UAW announced that its membership had authorized a strike should Delphi Corporation unilaterally impose changes to its labor agreements. As discussed in our “Risk Factors” in our 2005 Form 10-K, this could seriously impact the profitability of our business.

There are few published independent sources for data related to the market share data for many of our products. To the extent information is otherwise not obtained or derived from independent sources, we have expressed our belief based on our own internal analyses and estimates of our and our competitors’ products and capabilities. We note that many of the industries in which we compete are characterized by competition among a small number of large suppliers. Industry publications and surveys and forecasts that we have used generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying assumptions or bases for any such information. In general, when we say we are a “leader” or a “leading” manufacturer or make similar statements about ourselves, we are expressing our belief that we formulated principally from our estimates and experiences in, and knowledge of, the markets in which we compete. In some cases, we possess independent data to support our position, but that data may not be sufficient in isolation for us to reach the conclusions that we have reached without our knowledge of our markets and businesses.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 12, Long-Term Debt, in the notes to the consolidated financial statements for additional information in our 2005 Form 10-K.

ITEM 4.                CONTROLS AND PROCEDURES

In connection with its audit of the Company’s financial statements as of January 1, 2006, KPMG advised the Company in March 2006 that certain control deficiencies over fixed asset perpetual records constituted a material weakness. Adjustments were recorded in 2003 and 2005 based on the Company’s efforts to verify existence and useful lives of owned and leased assets. It has been recommended that existing policies and procedures relative to the maintenance of perpetual records for owned and leased assets should be reviewed and revised, if appropriate, to ensure timely identification and recording of changes to assets. In addition, procedures should be adopted to ensure periodic reviews of fixed asset records in the future. This material weakness, if unaddressed, could result in material errors in the Company’s financial statements.

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

Disclosure Controls and Procedures

Concurrent with the quarterly review of the Company’s financial statements, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that they will meet their objectives as of April 2, 2006. Consequently, in connection with the preparation of this Quarterly Report, management of the Company undertook and completed reconciliations, analyses and reviews in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles.

Changes in Disclosure Controls and Procedures

None.

PART II. OTHER INFORMATION

METALDYNE CORPORATION

Item 1.                        Legal Proceedings.

Not applicable.

Item 1A.                Risk Factors.

This Quarterly Report should be read in conjunction with the risk factors disclosed in the Company’s 2005 Form 10-K.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.                        Defaults Upon Senior Securities.

Not Applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.                        Other Information.

Not Applicable.

Item 6.                        Exhibits.

(A) Exhibits:

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 21.1	Subsidiaries of Metaldyne Corporation.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALDYNE CORPORATION
(Registrant)
DATE: May 12, 2006	BY:	/s/ JEFFREY M. STAFEIL
Jeffrey M. Stafeil
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer and Authorized Signatory)

METALDYNE CORPORATION

EXHIBIT INDEX

Exhibit
Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 21.1	Subsidiaries of Metaldyne Corporation.
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.