Form 10-Q
period 2006-07-02
METALDYNE CORP
filed 2006-08-11
CIK 745448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 2, 2006

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

Number of shares outstanding of the registrant’s common stock at August 1, 2006:  42,844,760, par value $1.00 per share.

METALDYNE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
JULY 2, 2006 AND JANUARY 1, 2006
(Dollars in thousands except per share amounts)

	July 2, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,804	$3,687
Receivables, net:
Trade (net of allowance for doubtful accounts of $3,340 and $3,110 at July 2, 2006 and January 1, 2006, respectively)	140,603	130,018
TriMas	5,142	3,841
Other	10,861	6,020
Total receivables, net	156,606	139,879
Inventories	85,925	84,265
Deferred and refundable income taxes	11,002	11,010
Prepaid expenses and other assets	33,487	29,668
Assets of discontinued operations	—	116,612
Total current assets	292,824	385,121
Equity investments and receivables in affiliates	93,031	90,928
Property and equipment (net of accumulated depreciation of $314,015 and $270,686 at July 2, 2006 and January 1, 2006, respectively)	667,359	630,428
Excess of cost over net assets of acquired companies	594,021	583,990
Intangible and other assets	143,200	156,468
Total assets	$1,790,435	$1,846,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,688	$261,098
Accrued liabilities	125,125	123,870
Current liabilities of discontinued operations	—	37,400
Current maturities, long-term debt	40,491	6,640
Total current liabilities	416,304	429,008
Long-term debt	824,170	850,739
Deferred income taxes	42,402	42,402
Minority interest	726	740
Other long-term liabilities	121,284	99,591
Long-term liabilities of discontinued operations	—	33,204
Redeemable preferred stock, (aggregate liquidation value: $195,956 and $180,908 at July 2, 2006 and January 1, 2006, respectively). Authorized: 1,198,693 shares; Outstanding: 1,189,694 shares at July 2, 2006 and January 1, 2006	187,525	171,928
Total liabilities	1,592,411	1,627,612
Shareholders’ equity:
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million at July 2, 2006 and January 1, 2006	42,845	42,845
Paid-in capital	698,946	698,868
Accumulated deficit	(576,504)	(524,648)
Accumulated other comprehensive income	32,737	2,258
Total shareholders’ equity	198,024	219,323
Total liabilities and shareholders’ equity	$1,790,435	$1,846,935

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(Unaudited)		(Unaudited)
Net sales	$505,618	$506,605	$1,009,872	$995,977
Cost of sales	(449,328)	(445,541)	(913,825)	(883,359)
Gross profit	56,290	61,064	96,047	112,618
Selling, general and administrative expenses	(29,443)	(30,137)	(57,853)	(55,854)
Restructuring charges	(324)	(367)	(402)	(1,619)
Operating profit	26,523	30,560	37,792	55,145
Other expense, net:
Interest:
Interest expense	(24,164)	(21,727)	(48,111)	(44,280)
Preferred stock dividends and accretion	(9,125)	(5,597)	(15,597)	(11,033)
Equity income from affiliates	690	976	1,649	1,581
Other, net	(4,983)	(1,959)	(9,820)	(3,596)
Other expense, net	(37,582)	(28,307)	(71,879)	(57,328)
Income (loss) from continuing operations before income taxes	(11,059)	2,253	(34,087)	(2,183)
Income tax expense	5,473	1,703	10,470	147
Income (loss) from continuing operations	(16,532)	550	(44,557)	(2,330)
Income (loss) from discontinued operations (net of tax of zero for the three and six months ended July 2, 2006 and $(263) and $(597) for the three and six months ended July 3, 2005, respectively	29	(490)	(437)	(1,110)
Loss on discontinued operations (net of tax of zero)	—	—	(6,862)	—
Net income (loss)	$(16,503)	$60	$(51,856)	$(3,440)
Basic and diluted loss per share:
Loss from continuing operations	$(0.39)	$—	$(1.04)	$(0.05)
Loss from discontinued operations	—	—	(0.01)	(0.03)
Loss on discontinued operations	—	—	(0.16)	—
Net loss attributable to common stock	$(0.39)	$—	$(1.21)	$(0.08)
Weighted average number of shares outstanding for basic and diluted income (loss) per share	42,845	42,845	42,845	42,845

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
(Dollars in thousands)

	Six Months Ended
	July 2,	July 3,
	2006	2005
	(Unaudited)
Operating activities:
Net loss	$(51,856)	$(3,440)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	65,755	52,546
Debt fee amortization	2,787	1,570
Loss on fixed asset dispositions	7,828	332
Loss from discontinued operations	437	1,110
Loss on discontinued operations	6,862	—
Deferred income taxes	321	(11,470)
Preferred stock dividends and accretion	15,597	11,033
Non-cash interest expense (interest accretion)	159	140
Equity income from affiliates	(1,649)	(1,581)
Curtailment (gain) loss on elimination of certain benefits	165	(4,657)
Operating cash flows provided by (used for) discontinued operations	(1,625)	9,052
Other, net	(731)	(476)
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	9,454	(36,388)
Net proceeds of (reduction from) accounts receivable facility	(16,844)	38,600
Inventories	806	4,712
Prepaid expenses and other assets	(3,743)	3,160
Accounts payable and accrued liabilities	(9,450)	(1,727)
Change in other long-term assets	(994)	(2,976)
Change in other long-term liabilities	(5,921)	(4,158)
Net cash provided by operating activities	17,358	55,382
Investing activities:
Capital expenditures	(47,070)	(54,183)
Repurchase of leased assets	(40,047)	—
Proceeds from sale/leaseback of fixed assets	—	16,350
Reimbursement from acquisition of business, net of cash received	—	7,960
Proceeds from sale of discontinued operations	69,058	—
Investing cash flows used for discontinued operations	(2,513)	(4,997)
Net cash used for investing activities	(20,572)	(34,870)
Financing activities:
Proceeds of term loan facilities	58,900	—
Principal payments of term loan facilities	(25,473)	(442)
Proceeds of revolving credit facility	145,000	215,000
Principal payments of revolving credit facility	(169,605)	(228,542)
Proceeds of other debt	4,331	3,047
Principal payments of other debt	(6,455)	(8,845)
Capitalization of debt refinancing fees	(2,310)	—
Issuance of stock options	78	—
Financing cash flows used for discontinued operations	—	(135)
Net cash provided by (used for) financing activities	4,466	(19,917)
Effect of exchange rates on cash	865	(595)
Net increase in cash	2,117	—
Cash and cash equivalents, beginning of period	3,687	—
Cash and cash equivalents, end of period	$5,804	$—
Supplementary cash flow information:
Cash paid for income taxes, net	$15,284	$4,146
Cash paid for interest	$47,078	$42,920
Noncash transactions—capital leases	$367	$339

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

In the fourth quarter of 2005, the board of directors of the Company approved an agreement to sell its business of supplying forged metal components to the automotive light vehicle market (“North American Forging” or “Forging Operations”). The agreement was entered into as of January 7, 2006 and, on March 10, 2006, the Company completed this divestiture. The Forging Operations, which were part of the Chassis segment, generated approximately $358 million revenue in 2005 and included plants located in Royal Oak, Michigan; Fraser, Michigan; Troy, Michigan; Detroit, Michigan; Minerva, Ohio; Canal Fulton, Ohio and Ft. Wayne, Indiana. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all revenue and expenses of the Forging Operations have been removed from the respective consolidated income statement line items and reported separately as discontinued operations. In addition, assets and liabilities of the Forging Operations have been removed from the respective consolidated balance sheet line items and reclassified separately as assets and liabilities of discontinued operations. Cash flows generated by the Forging Operations have been removed from the respective consolidated cash flow line items and have been separately reported as cash flows from discontinued operations. Refer to Note 8, Discontinued Operations.

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the “2005 Form 10-K”). The results of operations for the period ended July 2, 2006 are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

2.                 Stock Options and Awards

At July 2, 2006, the Company had share-based awards outstanding under one stock-based employee compensation plan, the 2001 Long Term Equity Incentive Plan (the “Plan”). Share-based awards under this plan consist of stock option awards and restricted stock units. The shares issued pursuant to the options and units are required to be held and cannot be sold or transferred until the elapse of a certain time period after a public offering.

In 2004, the Company offered eligible employees the opportunity to participate in a Voluntary Stock Option Exchange Program (the “Program”), to exchange all of their then outstanding options to

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase shares of the Company’s common stock granted under the Plan for new stock options and restricted stock units to be granted under the Plan. Participation in the Program was voluntary; however, elections were required to be received by January 14, 2004, with new stock options granted on or after July 16, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants and one eligible employee not electing to participate in the Program continue to hold the original options granted under the Plan.

Prior to January 2, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for awards made under the Plan. Stock options granted under the Plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized. Stock awards were valued at their fair market value measured at the date of grant, and compensation expense was recognized over the vesting period of the award.

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” prospectively to new stock awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company qualifies for the prospective method in accordance with the provisions of SFAS No. 123R as the fair value of all options granted prior to January 2, 2006 was determined based on the minimum value method. Under the prospective method, compensation expense recognized during the six months ended July 2, 2006 included compensation expense for all share-based awards granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the prospective method, results for prior periods have not been restated. The Plan is considered an equity plan under SFAS No. 123R, and compensation expense recognized as previously described is net of estimated forfeitures of share based awards over the vesting period. The effect of adopting SFAS No. 123R was not material to the Company’s loss from continuing operations and net loss for the six months ended July 2, 2006.

Total stock-based compensation for the six months ended July 2, 2006 was $0.1 million, all of which related to stock options. At July 2, 2006, there was $0.7 million of unrecognized compensation expense related to these unvested awards granted under the Plan. Compensation expense is recognized on a straight-line basis, or $0.1 million for the quarter ended July 2, 2006, over the 3-year vesting life of the stock options.

The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally three years. Expected volatility is based on historical volatility and implied volatility of select publicly-traded competitors of the Company. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of the zero-coupon U.S. Treasury strips on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the Plan and represents the period of time that awards granted are expected to be outstanding.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the six months ended July 2, 2006 and July 3, 2005 are as follows.

July 2, 2006
Dividend yield	—
Volatility rate	36.16%
Risk-free interest rate	4.36%
Expected option life (years)	6 years

The weighted average grant date fair value of stock options granted during the six months ended July 2, 2006 was $2.17. The aggregate intrinsic value was zero for all outstanding options, vested and expected to vest in the future options and exercisable options. Stock option awards activity for the six months ended July 2, 2006 is as follows (shares in thousands):

	Shares Under Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 2, 2006	2,984	$9.68	6.5 years
Granted	355	$6.50
Forfeited	(82)	$6.50
Outstanding at July 2, 2006	3,257	$9.41	6.3 years
Vested and expected to vest in the future at July 2, 2006	2,018	$10.84	5.4 years
Exercisable at July 2, 2006	46		4.8 years
Available for grant at July 2, 2006	1,703

OP

(1)                Includes 50 restricted stock units issued in 2004.

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

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $3.4 million and $1.7 million for the six months ended July 2, 2006 and July 3, 2005, respectively, and is included in other expense, net in the Company’s consolidated statement of operations. Prior to April 29, 2005, the Company’s trade accounts receivable of substantially all domestic business operations were sold in connection with the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. At July 2, 2006 and January 1, 2006, the Company’s funding under the facility was $66.5 million and $83.4 million, respectively, with availability based upon qualified receivables of $75.5 million and $126.8 million, respectively, and $8.9 million available but not utilized at July 2, 2006 and $43.4 million available but not utilized at January 1, 2006. The rate used to approximate the purchaser’s financing costs was based on LIBOR plus 2.25% at July 2, 2006. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne’s foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of July 2, 2006 and January 1, 2006, the Company had available $78.9 million and $71.9 million from these commitments, and approximately $53.2 million and $50.0 million of receivables were sold under these programs, respectively. The Company pays a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements is recorded in other expense, net on the Company’s consolidated statement of operations and totaled $1.0 million and $0.9 million for the six months ended July 2, 2006 and July 3, 2005, respectively.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at July 2, 2006, collection of approximately $46.4 million of accounts receivable was accelerated under the remaining programs. Included in the above programs is approximately $28.2 million that the Company continues to collect on an accelerated basis as a result of favorable payment terms negotiated in connection with a business acquisition. This agreement expires December 31, 2006. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of the Company’s accounts receivable securitization facility, the Company continues to examine other alternative programs in the marketplace, as well as enhanced terms directly from its customers.

4.                 Inventories

Inventories by component are as follows:

	(In thousands)
	July 2, 2006	January 1, 2006
Raw materials	$39,085	$38,727
Work in process	16,984	16,138
Finished goods	29,856	29,400
	$85,925	$84,265

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 Excess of Cost over Net Assets of Acquired Companies and Intangible Assets

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of July 2, 2006			As of January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$75,490	$(29,074)	10.9 years	$74,969	$(25,346)	10.9 years
Technology and Other	110,671	(40,589)	14.3 years	109,903	(37,680)	14.3 years
Total	$186,161	$(69,663)	12.7 years	$184,872	$(63,026)	12.7 years
Aggregate Amortization Expense (Included in Cost of Sales):
For the six months ended July 2, 2006		$6,637
Estimated Amortization Expense:
For the year ending December 31, 2006		13,742
For the year ending December 31, 2007		13,651
For the year ending December 31, 2008		12,908
For the year ending December 31, 2009		12,908
For the year ending December 31, 2010		11,157

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 2, 2006 are as follows:

	(In thousands)
	Chassis	Powertrain	Total
Balance as of January 1, 2006	$235,638	$348,352	$583,990
Exchange impact from foreign currency	9,134	2,867	12,001
Expiration of tax contingency	(985)	(985)	(1,970)
Balance as of July 2, 2006	$243,787	$350,234	$594,021

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

Intercompany sales for the three and six months ended July 2, 2006 were $0.8 million and $1.4 million in the Chassis segment and $0.2 million and $0.7 million in the Powertrain segment, respectively. Intercompany sales for the three and six months ended July 3, 2005 were $2.8 million and $4.1 million in the Chassis segment and $1.1 million and $1.8 million in the Powertrain segment, respectively. Intercompany sales are recognized in accordance with the Company’s revenue recognition policy and are eliminated in consolidation.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment activity for the six months ended July 2, 2006 and July 3, 2005 is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Sales
Chassis	$261,141	$273,749	$521,219	$531,592
Powertrain	244,477	232,856	488,653	464,385
Total Sales	$505,618	$506,605	$1,009,872	$995,977
Adjusted EBITDA
Chassis	$32,896	$25,116	$48,674	$46,643
Powertrain	29,166	34,705	62,405	68,515
Corporate/centralized resources	(7,007)	(2,130)	(9,142)	(6,025)
Total Adjusted EBITDA	55,055	57,691	101,937	109,133
Depreciation & amortization	(28,866)	(26,351)	(65,755)	(52,546)
Other, net (includes foreign currency, royalties and interest income)	334	(780)	1,610	(1,442)
Operating profit	$26,523	$30,560	$37,792	$55,145

	(In thousands)
	July 2, 2006	January 1, 2006
Total Assets
Chassis	$733,996	$707,784
Powertrain	806,329	763,112
Corporate/centralized resources	250,110	259,427
Assets held for sale	—	116,612
Total	$1,790,435	$1,846,935

	Six Months Ended
	July 2, 2006	July 3, 2005
Capital Expenditures
Chassis	$19,447	$23,850
Powertrain	27,424	30,143
Corporate/centralized resources	199	190
Total	$47,070	$54,183

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Restructuring Related Integration Actions

Restructuring costs incurred for the six months ended July 2, 2006 were $0.4 million and primarily reflect headcount reductions from the Company’s European locations. Costs incurred for the six months ended July 3, 2005 were $1.6 million and primarily reflected severance costs, as the Company streamlined its operations from three segments into two beginning in 2005.

	(In thousands)
	Acquisition Related Severance Costs	2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	2005 Additional Severance and Other Exit Costs	2006 Additional Severance and Other Exit Costs	Total
Balance at January 2, 2005	$675	$(13)	$2,757	$445	$—	$—	$3,864
Charges to expense	—	13	(240)	(12)	3,527	—	3,288
Cash payments	(12)	—	(2,436)	(354)	(2,529)	—	(5,331)
Other adjustments	(218)	—	8	(52)	99	—	(163)
Balance at January 1, 2006	$445	$—	$89	$27	$1,097	$—	$1,658
Charges to expense	—	—	—	—	—	402	402
Cash payments	(62)	—	(31)	—	(726)	(486)	(1,305)
Other adjustments	—	—	(58)	(27)	(89)	171	(3)
Balance at July 2, 2006	$383	$—	$—	$—	$282	$87	$752

The above amounts represent total estimated cash payments, all of which are recorded in accrued liabilities in the Company’s consolidated balance sheet at July 2, 2006 and January 1, 2006, respectively.

8.      Discontinued Operations

On March 10, 2006, the Company completed the divestiture of its Forging Operations to Forming Technologies, Inc. (the “Buyer”). In consideration for North American Forging and upon the closing of the transaction, the Company received consideration of approximately $79.2 million in cash (of which $10.1 million was used to repurchase assets held under sale-leasebacks), and retained its interest in trade accounts receivable of approximately $41 million. In addition, the Buyer assumed $7.5 million of outstanding indebtedness of North American Forging, other working capital items and other specified liabilities. In accordance with the terms of the agreement, the Buyer and the Company are in the process of determining an appropriate adjustment to be made to the purchase price based on working capital (excluding accounts receivable) that existed at the time of the closing subject to certain limits. As part of the agreement, the Company will continue to provide management transition services, including accounting, finance and information technology support, to the Buyer for approximately one year subsequent to the divestiture.

The Forging Operations, which were part of the Chassis segment and operated as a separate division with separate management within the segment, manufacture a variety of gear blanks, driveline shaft blanks, differential gears, wheel end components and precision cold forged components for global automotive original equipment manufacturers and Tier 1 component suppliers.

At January 1, 2006, the Company determined that the Forging Operations qualified for assets held for sale treatment and a loss of $140.5 million was recognized in our 2005 financial statements to reflect

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excess of net book value of assets. Therefore, the results of operations for the Forging Operations for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of the Forging Operations have been reclassified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheet at January 1, 2006.

In conjunction with the closing of the transaction, the Company recorded an additional loss on discontinued operations of approximately $6.9 million. This loss reflects the excess of net book value of assets and liabilities sold over the proceeds received and the recognition of $3.4 million in curtailment losses. Under the requirements of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” the Company recognized curtailment losses due to the divestiture of the Forging Operations.

Revenue from the Forging Operations, including sales with other Metaldyne affiliates, loss from discontinued operations and related tax benefit for the three and six months ended July 2, 2006 (through the March 10, 2006 closing date) and July 3, 2005 are presented below:

	(In millions)
	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Sales to third parties	$—	$95.3	$63.0	$198.8
Sales with other Metaldyne affiliates	$—	$12.8	$9.5	$26.9
Loss from discontinued operations before income taxes	$—	$(0.8)	$(0.4)	$(1.7)
Income tax benefit	$—	$(0.3)	$—	$(0.6)
Loss from discontinued operations	$—	$(0.5)	$(0.4)	$(1.1)

The components of assets and liabilities of the discontinued operations in the consolidated balance sheet as of January 1, 2006 are as follows:

(In thousands)
January 1, 2006
Cash	$4
Accounts receivable	2,808
Inventories	36,151
Prepaid expenses and other	2,439
Property and equipment, net	73,896
Other assets	1,314
Assets of discontinued operations	$116,612
Trade accounts payable	$29,992
Accrued liabilities	7,222
Current portion of long-term debt	186
Current liabilities of discontinued operations	$37,400
Long-term debt	7,500
Other long-term liabilities	25,704
Total liabilities of discontinued operations	$70,604

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.      Redeemable Preferred Stock

The Company has authorized and outstanding 644,540 shares, $1 par value, of $64.5 million in liquidation value ($57.5 million carrying value as of July 2, 2006) Series A-1 preferred stock to DaimlerChrysler Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the ten-year period. The Series A-1 preferred stock is mandatorily redeemable on December 31, 2013. Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has authorized 370,000 shares, $1 par value, of $36.1 million in liquidation value ($34.6 million carrying value as of July 2, 2006) Series A preferred stock, of which 361,001 shares are issued and outstanding to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The Series A preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005, plus 2% per annum for any period for which there are any accrued and unpaid dividends.

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

Preferred stock dividends (including accretion of $0.5 million in each of 2006 and 2005) were $15.6 million and $11.0 million, while dividend cash payments were zero, for the six months ended July 2, 2006 and July 3, 2005, respectively. Unpaid accrued dividends were $77.0 million and $61.9 million at July 2, 2006 and January 1, 2006, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $187.5 million and $171.9 million in the Company’s consolidated balance sheet at July 2, 2006 and January 1, 2006, respectively.

10.   Loss Per Share

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 3.2 million and 2.7 million of common shares as they are anti-dilutive at July 2, 2006 and July 3, 2005, respectively.

Contingently issuable shares, representing approximately 50,000 restricted common shares, have an anti-dilutive effect on earnings per share for each of the six months ended July 2, 2006 and July 3, 2005.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) for the period was as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (loss)	$(16,503)	$60	$(51,856)	$(3,440)
Other comprehensive income (loss):
Foreign currency translation adjustment	19,603	(30,630)	28,754	(43,367)
Change in the Company’s portion of TriMas’ currency translation adjustment	1,571	(1,126)	1,725	(2,039)
Total other comprehensive income (loss)	21,174	(31,756)	30,479	(45,406)
Total comprehensive income (loss)	$4,671	$(31,696)	$(21,377)	$(48,846)

12.   Employee Benefit Plans

The following represent the Company’s net periodic benefit (gain) cost (including the (gain) cost related to the Forging Operations) at July 2, 2006 and July 3, 2005:

Pension Benefits:

	(In thousands)
	For the three months ended		For the six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Components of Net Periodic Benefit Cost:
Service cost	$842	$768	$1,859	$1,528
Interest cost	4,608	4,480	9,198	8,970
Expected return on plan assets	(4,825)	(4,598)	(9,699)	(9,198)
Amortization of prior service cost	23	42	64	82
Recognized (gain) loss due to curtailments/settlements	—	—	3,265	—
Amortization of net loss	1,313	903	2,699	1,803
Net periodic benefit cost	$1,961	$1,595	$7,386	$3,185

Other Benefits:

	(In thousands)
	For the three months ended		For the six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Components of Net Periodic Benefit Cost:
Service cost	$370	$446	$757	$1,018
Interest cost	407	547	843	1,342
Amortization of prior service cost	(82)	(5,625)	(164)	(5,718)
Recognized (gain) loss due to curtailments/settlements	—	—	300	(2,487)
Amortization of net loss	90	2,503	185	2,676
Net periodic benefit (gain) cost	$785	$(2,129)	$1,921	$(3,169)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employer Contributions

The Company expects to contribute $23.7 million to its defined benefit pension plans in 2006, of which approximately $10.4 million of contributions have been made through July 2, 2006. The expected contribution amount assumes that the funding law applicable for 2005 is extended as proposed by Congress for the 2006 plan year. Absent this extension, the Company would expect to contribute an additional $2.0 million to the defined benefit pension plans for 2006.

The Company expects to contribute $11.0 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2006, of which approximately $5.0 million of contributions have been made through July 2, 2006.

In December 2004, the Company announced that it would discontinue retiree medical and life insurance coverage to its salaried and nonunion retirees and their beneficiaries effective January 1, 2006. The Company recorded a curtailment gain of $2.5 million for the six months ended July 3, 2005 pursuant to this announcement. A curtailment gain of $2.1 million (net of $0.4 million related to Forging Operations) is included in selling, general and administrative expenses in the Company’s consolidated statement of operations. As a result of the discontinuation of the plan, expenses related to the retiree medical and life insurance plans for the six months ended July 3, 2005 were $2.6 million lower than what they would have been had the plan not been discontinued. $0.4 million of this amount is reflected in selling, general and administrative expenses and $2.2 million is reflected in cost of sales in the Company’s consolidated statement of operations.

The Company expects to contribute $1.6 million to its postretirement medical and life insurance benefit plans in 2006, of which approximately $0.9 million of contributions have been made through July 2, 2006.

In accordance with the terms of sale of the Forging Operations (refer to Note 8, Discontinued Operations), all defined benefit pension plan obligations relating to the Forging Operations’ employees will be retained by the Company. Postretirement medical and life insurance benefit obligations relating to the former Forging Operations’ employees will also be retained by the Company with obligations related to the current employees transferred to the new owners. This transferred obligation for postretirement medical and life insurance benefit obligations was approximately $2.7 million. Under the requirements of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” the Company recognized a $3.1 million and $0.3 million curtailment loss, respectively, due to the divestiture of the Forging Operations.

13.   Related Parties

On June 6, 2002, the Company sold 66% of its former TriMas subsidiary to Heartland and other investors. The Company’s current ownership percentage in TriMas is approximately 24%. The Company has recorded $8.6 million due from TriMas, consisting of tax net operating losses created prior to the disposition of TriMas, pension obligations, reimbursement due for cash payments made related to postretirement obligations and other expense reimbursements in the ordinary course of business, of which $5.1 million is recorded as receivables from TriMas and $3.5 million is recorded as equity investments in and receivables from affiliates in the Company’s consolidated balance sheet as of July 2, 2006.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Commitments and Contingencies and FIN 47 Obligations

The Company is subject to claims and litigation in the ordinary course of its business but does not believe that any such claim or litigation will have a material adverse effect on its financial position or results of operations. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments.

The Company has a disagreement with a customer regarding material prices from its former Forging Operations sold in March 2006. Although the Company sold the business, it retained the existing receivables of that business as of the sale date. The Company believes that there will be a favorable outcome to the customer dispute based on information currently available. Approximately $1.0 million of accounts receivables related to this issue is recorded on the Company’s consolidated balance sheet as of July 2, 2006 and January 1, 2006. It is the Company’s policy to record charges to earnings when estimates of the Company’s exposure for lawsuits and pending or asserted claims meet the criteria for recognition under SFAS No. 5, “Accounting for Contingencies.”

Under FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs and the fair value of the liability can be reasonably estimated. This amount is accounted for as an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset’s useful life. As of July 2, 2006, the Company recorded $3.8 million for asset retirement obligations. This amount is included in “accrued liabilities” on the consolidated balance sheet.

15.   New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however, earlier application of the provisions of this Interpretation is encouraged. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of this Interpretation will have on its results of operations or financial position.

16.   Subsequent Event

As disclosed in its Current Report on Form 8-K filed July 14, 2006, the Company is seeking to refinance the approximately $200 million revolving portion of its existing approximately $575 million senior secured credit facilities to extend maturities and to make certain other technical changes. As of July 2, 2006, $35 million is outstanding on the revolving portion of the existing facility, all of which is classified as “current maturities, long-term debt” on the Company’s consolidated balance sheet. The revolving portion of the existing facility matures on May 28, 2007.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)         Condensed consolidating financial statements as of July 2, 2006 and January 1, 2006, and for the three and six months ended July 2, 2006 and July 3, 2005 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)         Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
July 2, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5,804	$—	$5,804
Total receivables, net	—	17,154	139,452	—	156,606
Inventories	—	48,705	37,220	—	85,925
Deferred and refundable income taxes	—	9,378	1,624	—	11,002
Prepaid expenses and other assets	—	25,352	8,135	—	33,487
Total current assets	—	100,589	192,235	—	292,824
Equity investments and receivables in affiliates	93,031	—	—	—	93,031
Property and equipment, net	—	398,627	268,732	—	667,359
Excess of cost over net assets of acquired companies	—	433,332	160,689	—	594,021
Investment in subsidiaries	292,518	200,821	—	(493,339)	—
Intangible and other assets	—	124,143	19,057	—	143,200
Total assets	$385,549	$1,257,512	$640,713	$(493,339)	$1,790,435
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$153,614	$97,074	$—	$250,688
Accrued liabilities	—	101,463	23,662	—	125,125
Current maturities, long-term debt	—	37,647	2,844	—	40,491
Total current liabilities	—	292,724	123,580	—	416,304
Long-term debt	427,628	396,256	286	—	824,170
Deferred income taxes	—	13,845	28,557	—	42,402
Minority interest	—	—	726	—	726
Other long-term liabilities	—	107,654	13,630	—	121,284
Redeemable preferred stock	187,525	—	—	—	187,525
Intercompany accounts, net	(427,628)	154,515	273,113	—	—
Total liabilities	187,525	964,994	439,892	—	1,592,411
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	42,845	—	—	—	42,845
Paid-in capital	698,946	—	—	—	698,946
Accumulated deficit	(576,504)	—	—	—	(576,504)
Accumulated other comprehensive income	32,737	—	—	—	32,737
Investment by Parent/Guarantor	—	292,518	200,821	(493,339)	—
Total shareholders’ equity	198,024	292,518	200,821	(493,339)	198,024
Total liabilities and shareholders’ equity	$385,549	$1,257,512	$640,713	$(493,339)	$1,790,435

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended July 2, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$351,291	$154,327	$—	$505,618
Cost of sales	—	(322,752)	(126,576)	—	(449,328)
Gross profit	—	28,539	27,751	—	56,290
Selling, general and administrative expenses	—	(23,112)	(6,331)	—	(29,443)
Restructuring charges	—	(141)	(183)	—	(324)
Operating profit	—	5,286	21,237	—	26,523
Other expense, net:
Interest expense	—	(23,358)	(806)	—	(24,164)
Preferred stock dividends and accretion	(9,125)	—	—	—	(9,125)
Equity income from affiliates	690	—	—	—	690
Other, net	—	(2,195)	(2,788)	—	(4,983)
Other expense, net	(8,435)	(25,553)	(3,594)	—	(37,582)
Income (loss) from continuing operations before income taxes	(8,435)	(20,267)	17,643	—	(11,059)
Income tax expense	—	(311)	5,784	—	5,473
Income (loss) from continuing operations	(8,435)	(19,956)	11,859	—	(16,532)
Income from discontinued operations, net of tax	—	29	—	—	29
Equity in net income of subsidiaries	(8,068)	11,859	—	(3,791)	—
Earnings (loss) attributable to common stock	$(16,503)	$(8,068)	$11,859	$(3,791)	$(16,503)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended July 3, 2005
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$371,655	$134,950	$—	$506,605
Cost of sales	—	(336,767)	(108,774)	—	(445,541)
Gross profit	—	34,888	26,176	—	61,064
Selling, general and administrative expenses	—	(23,113)	(7,024)	—	(30,137)
Restructuring charges	—	(357)	(10)	—	(367)
Operating profit	—	11,418	19,142	—	30,560
Other expense, net:
Interest expense	—	(21,279)	(448)	—	(21,727)
Preferred stock dividends and accretion	(5,597)	—	—	—	(5,597)
Equity income from affiliates	976	—	—	—	976
Other, net	—	(2,909)	950	—	(1,959)
Other expense, net	(4,621)	(24,188)	502	—	(28,307)
Income (loss) from continuing operations before income taxes	(4,621)	(12,770)	19,644	—	2,253
Income tax expense (benefit)	—	(5,174)	6,877	—	1,703
Income (loss) from continuing operations	(4,621)	(7,596)	12,767	—	550
Loss from discontinued operations, net of tax	—	(490)	—	—	(490)
Equity in net income of subsidiaries	4,681	12,767	—	(17,448)	—
Earnings (loss) attributable to common stock	$60	$4,681	$12,767	$(17,448)	$60

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Six Months Ended July 2, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$708,807	$301,065	$—	$1,009,872
Cost of sales	—	(665,828)	(247,997)	—	(913,825)
Gross profit	—	42,979	53,068	—	96,047
Selling, general and administrative expenses	—	(46,009)	(11,844)	—	(57,853)
Restructuring charges	—	(98)	(304)	—	(402)
Operating profit (loss)	—	(3,128)	40,920	—	37,792
Other expense, net:
Interest expense	—	(46,455)	(1,656)	—	(48,111)
Preferred stock dividends and accretion	(15,597)	—	—	—	(15,597)
Equity income from affiliates	1,649	—	—	—	1,649
Other, net	—	(3,815)	(6,005)	—	(9,820)
Other expense, net	(13,948)	(50,270)	(7,661)	—	(71,879)
Income (loss) from continuing operations before income taxes	(13,948)	(53,398)	33,259	—	(34,087)
Income tax expense	—	558	9,912	—	10,470
Income (loss) from continuing operations	(13,948)	(53,956)	23,347	—	(44,557)
Loss from discontinued operations, net of tax	—	(437)	—	—	(437)
Loss on discontinued operations, net of tax	—	(6,862)	—	—	(6,862)
Equity in net income of subsidiaries	(37,908)	23,347	—	14,561	—
Earnings (loss) attributable to common stock	$(51,856)	$(37,908)	$23,347	$14,561	$(51,856)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Six Months Ended July 3, 2005
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$733,136	$262,841	$—	$995,977
Cost of sales	—	(671,394)	(211,965)	—	(883,359)
Gross profit	—	61,742	50,876	—	112,618
Selling, general and administrative expenses	—	(42,890)	(12,964)	—	(55,854)
Restructuring charges	—	(1,389)	(230)	—	(1,619)
Operating profit	—	17,463	37,682	—	55,145
Other expense, net:
Interest expense	—	(43,112)	(1,168)	—	(44,280)
Preferred stock dividends and accretion	(11,033)	—	—	—	(11,033)
Equity income from affiliates	1,581	—	—	—	1,581
Other, net	—	(5,606)	2,010	—	(3,596)
Other expense, net	(9,452)	(48,718)	842	—	(57,328)
Income (loss) from continuing operations before income taxes	(9,452)	(31,255)	38,524	—	(2,183)
Income tax expense (benefit)	—	(12,580)	12,727	—	147
Income (loss) from continuing operations	(9,452)	(18,675)	25,797	—	(2,330)
Loss from discontinued operations, net of tax	—	(1,110)	—	—	(1,110)
Equity in net income of subsidiaries	6,012	25,797	—	(31,809)	—
Earnings (loss) attributable to common stock	$(3,440)	$6,012	$25,797	$(31,809)	$(3,440)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Six Months Ended July 2, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$(58,303)	$75,661	$—	$17,358
Cash flows from investing activities:
Capital expenditures	—	(36,481)	(10,589)	—	(47,070)
Repurchase of leased assets	—	(40,047)	—	—	(40,047)
Proceeds from sale of discontinued operations	—	69,058	—	—	69,058
Investing cash flows used for discontinued operations	—	(2,513)	—	—	(2,513)
Net cash used for investing activities	—	(9,983)	(10,589)	—	(20,572)
Cash flows from financing activities:
Proceeds of term loan facilities	—	58,900	—	—	58,900
Principal payments of term loan facilities	—	(25,473)	—	—	(25,473)
Proceeds of revolving credit facility	—	145,000	—	—	145,000
Principal payments of revolving credit facility	—	(169,605)	—	—	(169,605)
Proceeds of other debt	—	—	4,331	—	4,331
Principal payments of other debt	—	(924)	(5,531)	—	(6,455)
Capitalization of debt financing fees	—	(2,310)	—	—	(2,310)
Issuance of stock options	—	78	—	—	78
Net cash provided by (used for) financing activities	—	5,666	(1,200)	—	4,466
Effect of exchange rates on cash	—	—	865	—	865
Change in intercompany accounts	—	62,620	(62,620)	—	—
Net increase in cash	—	—	2,117	—	2,117
Cash and cash equivalents, beginning of period	—	—	3,687	—	3,687
Cash and cash equivalents, end of period	$—	$—	$5,804	$—	$5,804

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Six Months Ended July 3, 2005
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$27,632	$27,750	$—	$55,382
Cash flows from investing activities:
Capital expenditures	—	(36,911)	(17,272)	—	(54,183)
Proceeds from sale/leaseback of fixed assets	—	16,350	—	—	16,350
Reimbursement from acquisition of business, net of cash received	—	7,960	—	—	7,960
Investing cash flows used for discontinued operations	—	(4,997)	—	—	(4,997)
Net cash used for investing activities	—	(17,598)	(17,272)	—	(34,870)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(442)	—	—	(442)
Proceeds of revolving credit facility	—	215,000	—	—	215,000
Principal payments of revolving credit facility	—	(228,542)	—	—	(228,542)
Proceeds of other debt	—	—	3,047	—	3,047
Principal payments of other debt	—	(1,419)	(7,426)	—	(8,845)
Financing cash flows used for discontinued operations	—	(135)	—	—	(135)
Net cash used for financing activities	—	(15,538)	(4,379)	—	(19,917)
Effect of exchange rates on cash	—	—	(595)	—	(595)
Change in intercompany accounts	—	5,504	(5,504)	—	—
Net increase in cash	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

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

Our strategy is centered on growth through new business awards and acquisitions. We have a significant new project backlog and have completed several acquisitions that we believe will enable us to better serve our customer base and provide enhanced returns for our stakeholders. In order to finance a large portion of this activity, we incurred significant new debt. As such, we have substantial leverage and are constrained by various covenant limitations (see “Liquidity and Capital Resources - Debt, Capitalization and Available Financing Sources” for more details surrounding these covenants). As we continue to invest in the resources to produce our new business backlog and thus grow our business, a significant portion of our operating cash flow will be used to buy new capital equipment, expand production capacity and invest in new technology in addition to servicing principal and interest payments on our debt obligations. Therefore, we are focused on our cash generation ability (we monitor this internally through “Adjusted EBITDA.” See the discussion below in “Key Indicators of Performance (Non GAAP Financial Measures)” for further explanation), and working capital and fixed asset efficiency to assess our ability to favorably finance our new business backlog.

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

The following is a reconciliation of our Adjusted EBITDA to net loss for the three and six months ended July 2, 2006 and July 3, 2005:

	(In thousands)
	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net income (loss)	$(16,503)	$60	$(51,856)	$(3,440)
Income tax expense	5,473	1,703	10,470	147
(Gain) loss from discontinued operations, net of tax	(29)	490	437	1,110
Loss on discontinued operations, net of tax	—	—	6,862	—
Interest expense	24,164	21,727	48,111	44,280
Depreciation and amortization in operating profit	28,866	26,351	65,755	52,546
Preferred stock dividends and accretion	9,125	5,597	15,597	11,033
Equity income from affiliates	(690)	(976)	(1,649)	(1,581)
Certain items within Other, Net(1)	4,649	2,739	8,210	5,038
Total Company Adjusted EBITDA from continuing operations	$55,055	$57,691	$101,937	$109,133

(1)                Reconciliation of Other, Net Included in the Consolidated Statement of Operations:

	(In thousands)
	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$4,649	$2,739	$8,210	$5,038
Items included in Adjusted EBITDA (includes foreign currency, royalties and interest income)	334	(780)	1,610	(1,442)
Total other, net	$4,983	$1,959	$9,820	$3,596

The following is a reconciliation of our Adjusted EBITDA to operating cash flow for the six months ended July 2, 2006 and July 3, 2005:

	(In thousands)
	2006	2005
Operating cash flow	$17,358	$55,382
Net proceeds of accounts receivable securitization facility	16,844	(38,600)
Change in working capital	(847)	28,549
Cash paid for interest	47,078	42,920
Cash paid (refunded) for income taxes, net	15,284	4,146
Change in long-term assets	994	2,976
Change in long-term liabilities	5,921	4,158
Certain items within Other, Net	5,994	3,803
Loss on fixed asset dispositions	(7,828)	(332)
Curtailment gain (loss) on elimination of certain benefits	(165)	4,657
Operating cash flows from discontinued operations	1,625	(9,996)
Deferred income taxes	(321)	11,470
Total Company Adjusted EBITDA from continuing operations	$101,937	$109,133

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	(In thousands)
	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Restructuring charges	$(324)	$(367)	$(402)	$(1,619)
Fixed asset losses	(2,216)	(301)	(7,828)	(332)
Foreign currency gains (losses)	(297)	(8)	(1,625)	351
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain plan benefits	—	2,577	(165)	4,657

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

Results of Operations

Quarter Ended July 2, 2006 versus July 3, 2005

The below results represent activity from our continuing operations for the three months ended July 2, 2006 and July 3, 2005.

Net Sales.   Net sales by segment and in total for the three months ended July 2, 2006 and July 3, 2005 were:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$261,141	$273,749
Powertrain Segment	244,477	232,856
Total Company	$505,618	$506,605

Our second quarter 2006 net sales were $505.6 million versus second quarter 2005 net sales of $506.6 million. An increase of $11.6 million in our Powertrain segment was slightly more than offset by a $12.6 million decrease in our Chassis segment. The above sales increases were negatively affected by the 1.1% decrease in North American vehicle production from our three largest customers (DaimlerChrysler, Ford and General Motors) during the quarter.

Gross Profit.   Gross profit by segment and in total for the three months ended July 2, 2006 and July 3, 2005 were:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$32,294	$24,565
Powertrain Segment	27, 263	36,099
Corporate/centralized resources	(3,267)	400
Total Company	$56,290	$61,064

Our gross profit was $56.3 million, or 11.1% of net sales, for 2006 compared to $61.1 million, or 12.1% of net sales, for 2005. The decrease of $4.8 million is primarily attributable to a $2.5 million increase in depreciation and amortization expense and a $1.9 million incremental fixed asset loss in the period. Several other items in the quarter served to effectively offset each other. Items positively impacting the quarter included an approximate net $4.1 million gain from the successful resolution of a commercial dispute with a customer and a $2.5 million reduction in lease expense due to the operating leases repurchased during the first quarter. However, these items were offset by a $2.2 million reduction in postretirement medical curtailment gains from actions taken in 2005; $2.9 million of launch-related expense associated with our new facility in China and two large new program awards in the process of launching during the quarter; $2.0 million from a less favorable sales mix of our products; and approximately $0.6 million of raw material price increases not offset by sales increases (primarily related to aluminum).

Selling, General and Administrative.   Selling, general and administrative expense was $29.4 million, or 5.8% of net sales, for 2006 compared to $30.1 million, or 5.9% of sales, in 2005. 2005 expense was benefited by a $0.4 million curtailment gain related to reduction of certain postretirement medical benefits. The remaining $1.5 million decrease primarily relates to cost reductions and efficiency gains in our operating segments’ support functions.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the three months ended July 2, 2006 and July 3, 2005 was:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$11,282	$12,038
Powertrain Segment	15,309	12,073
Corporate/centralized resources	2,275	2,240
Total Company	$28,866	$26,351

The net increase in depreciation and amortization of approximately $2.5 million is primarily attributable to additional depreciation on the leased assets repurchased during the first quarter of 2006.

Restructuring Charges.   We incurred $0.3 million of restructuring charges in the second quarter of 2006 compared to $0.4 million in the second quarter of 2005. The 2006 charges are primarily a result of the optimization of our Chassis manufacturing footprint by moving certain programs between operating facilities while reducing associated headcount and overhead costs. Net restructuring activity consisting of severance costs in the second quarter of 2006 is as follows:

(In thousands)
Severance Costs
Balance April 2, 2006	$938
Charges to expense	324
Cash payments	(510)
Other adjustments	—
Balance at July 2, 2006	$752

Operating Profit.   Operating profit was $26.5 million, or 5.2% of sales, for the second quarter of 2006 compared to $30.5 million, or 6.0% of sales, for the same period in 2005. The $4.0 million decrease is principally explained by the factors discussed above, including a $2.5 million increase in depreciation and amortization, a $2.6 million reduction in postretirement medical curtailment gains, $0.6 million increase in raw material pricing (primarily aluminum) and a $1.9 million increase in fixed asset losses. Offsetting these declines was a $4.1 million gain from the successful resolution of a commercial dispute with a customer. The elements of each of these variations are discussed in greater detail above. Operating profit by segment for the three months ended July 2, 2006 and July 3, 2005 is as follows:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$21,674	$13,098
Powertrain Segment	13,796	22,624
Corporate/centralized resources	(8,947)	(5,162)
Total Company	$26,523	$30,560

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA decreased to $55.1 million in the second quarter of 2006 from $57.7 million during the same period in 2005. The primary drivers of this decrease are explained above in the operating profit discussion and will be further detailed in the segment detail that follows. Additionally, Adjusted EBITDA decreased by $0.5 million due to foreign exchange movements and reduced interest income. The “Segment Information” below provides a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$32,896	$25,116
Powertrain Segment	29,166	34,705
Corporate/centralized resources	(7,007)	(2,130)
Total Company	$55,055	$57,691
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(324)	$(367)
Fixed asset disposal losses	(2,216)	(301)
Foreign currency gains (losses)	(297)	(8)
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain benefits	—	2,577

Interest Expense.   Interest expense increased from $21.7 million in the second quarter of 2005 to $24.2 million in the second quarter of 2006. This $2.5 million increase is principally due to an approximate 1.8% increase in the interest rate on our variable rate senior debt facilities resulting from increases in LIBOR.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $0.3 million in each of 2006 and 2005) were $9.1 million in the second quarter of 2006 as compared to $5.6 million in the second quarter of 2005. This increase is partly attributable to additional expense of approximately $2.1 million associated with the correction of historical accretion of dividend expense. The remaining increase in the period relates to the compounded interest on dividends not yet remitted to the shareholders. Preferred stock dividends are included in “other expense, net” in our consolidated statement of operations.

Equity Income from Affiliates.   Equity income from affiliates decreased from income of $1.0 million in the second quarter of 2005 to income of $0.7 million in the second quarter of 2006, due to the operating results of our equity affiliate.

Other, Net.   Other, net increased by $3.0 million to a loss of $5.0 million in the second quarter of 2006 compared to a loss of $2.0 million in the second quarter of 2005. The primary reason for the increase is due to a $1.0 million increase in amortization of capitalized financing costs, $0.3 million increase in foreign currency loss and an approximate increase of $0.5 million in expenses primarily associated with our accounts receivable securitization and foreign receivable factoring fees.

Taxes.   The provision for income taxes for the second quarter of 2006 was an expense of $5.5 million as compared with an expense of $1.7 million for the second quarter of 2005. In the second quarter of 2006, no benefit was recognized for the U.S. operating loss and the foreign effective rate was 30.9%, compared to a U.S. effective rate of 22.6% and a foreign effective rate of 28.3% in the second quarter of 2005. Due to uncertainties related to our ability to utilize our existing net operating losses, it was management’s decision to record an increase to the valuation allowance against our domestic operation’s net deferred tax assets. As a result, we increased the valuation allowance against our deferred tax assets of our domestic continuing operations by $5.9 million in the second quarter of 2006. In the event that deferred tax assets are realizable in the future in excess of the net recorded valuation allowance, an adjustment to the deferred tax asset will increase the tax benefit in the period such determination is made.

Income (Loss) from Discontinued Operations.   The loss from discontinued operations decreased $0.5 million from a loss of $0.5 million in the second quarter of 2005 to income of $0.03 million in the second quarter of 2006. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Segment Information.

Chassis Segment.   Sales for our Chassis segment were $261.1 million in the second quarter of 2006 versus $273.7 million in the second quarter of 2005. Net sales decreased approximately $12.6 million primarily due to the shutdown of the DaimlerChrysler JR platform for a vehicle changeover. The Company has been awarded business on the replacement vehicle to the JR platform, which is expected to launch in the third quarter of 2006. Operating profit for the segment increased from $13.1 million in the second quarter of 2005 to $21.7 million in the second quarter of 2006. The $8.6 million increase is primarily due to a $4.1 million gain from the successful resolution of a commercial dispute with a customer and approximately $5.0 million of net cost reductions in the business. Fixed asset gains of $1.4 million and lease savings of $0.6 million were primarily offset by the lost profit from the sales reduction discussed above. Adjusted EBITDA increased to $32.9 million versus $25.1 million in the prior year due to the aforementioned reasons.

	(In thousands)
	Three Months Ended	Three Months Ended
Chassis Segment	July 2, 2006	July 3, 2005
Sales	$261,141	$273,749
Operating profit	$21,674	$13,098
Depreciation and amortization	11,282	12,038
Foreign currency gains (losses)	(60)	(20)
Adjusted EBITDA	$32,896	$25,116
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(86)	$(61)
Fixed asset gains (losses)	1,397	(172)

Powertrain Segment.   Sales for our Powertrain segment increased in the second quarter of 2006 to $244.5 million versus $232.9 million in the second quarter of 2005. The primary driver of the approximate $11.6 million increase in sales relates to our balance shaft module business (primarily our new Korean operation) and our sintered metal operation. Operating profit decreased from $22.6 million to $13.8 million in 2006. The decrease is principally due to a $3.4 million increase in fixed asset losses, $2.9 million in launch associated costs and $3.2 million increase in depreciation and amortization expense. The $2.9 million in launch costs relate to the completion of our new China facility and two large new programs in the process of launching in the quarter. Adjusted EBITDA decreased from $34.7 million in the first quarter of 2005 to $29.2 million in 2006 due to the aforementioned items offset by a $3.2 million increase in depreciation and amortization expense.

	(In thousands)
	Three Months Ended	Three Months Ended
Powertrain Segment	July 2, 2006	July 3, 2005
Sales	$244,477	$232,856
Operating profit	$13,796	$22,624
Depreciation and amortization	15,309	12,073
Foreign currency gains (losses)	61	8
Adjusted EBITDA	$29,166	$34,705
Memo: Additional amounts included in calculation of adjusted EBITDA:
Restructuring charges	$(211)	$(28)
Fixed asset gains (losses)	(3,538)	(129)

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $7.0 million in the second quarter of 2006 versus a loss of $2.1 million in the same period in 2005. We realized a $2.6 million decrease in postretirement medical curtailment benefits in the second quarter of 2006, $0.2 million in Sarbanes-Oxley Section 404 compliance initiatives and a $1.1 million increase in other, net and foreign exchange movements. The remaining increase is primarily explained by an increase in various corporate initiatives designed to expand the business. Operating profit decreased by $3.8 million in 2006 due to the factors discussed above.

	(In thousands)
	Three Months Ended	Three Months Ended
Corporate/Centralized Resources	July 2, 2006	July 3, 2005
Operating profit	$(8,947)	$(5,162)
Depreciation and amortization	2,275	2,240
Foreign currency gains (losses)	(298)	4
Other, net	(37)	788
Adjusted EBITDA	$(7,007)	$(2,130)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(27)	$(278)
Fixed asset gains (losses)	(75)	—
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain plan benefits	—	2,577

Six Months Ended July 2, 2006 versus July 3, 2005

The below results represent activity from our continuing operations for the six months ended July 2, 2006 and July 3, 2005.

Net Sales.   Net sales by segment and in total for the six months ended July 2, 2006 and July 3, 2005 were:

	(In thousands)
	Six Months Ended	Six Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$521,219	$531,592
Powertrain Segment	488,653	464,385
Total Company	$1,009,872	$995,977

Net sales for the first six months of 2006 were $1,009.9 million versus $996.0 million for the first six months of 2005. The primary driver of the increase in our 2006 sales was $19.0 million in net new business from our Powertrain segment, offset by a $10.0 million reduction in our Chassis segment. The remaining increase in sales primarily relates to the pass through of increased raw material prices to our customers. The above sales increases were somewhat aided by the 0.5% increase in North American vehicles produced by our three largest customers (DaimlerChrysler, Ford and General Motors) during the period.

Gross Profit.   Gross profit by segment and in total for the six months ended July 2, 2006 and July 3, 2005 were:

	(In thousands)
	Six Months Ended	Six Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$43,538	$45,464
Powertrain Segment	54,688	71,794
Corporate/centralized resources	(2,179)	(4,640)
Total Company	$96,047	$112,618

Our gross profit was $96.0 million or 9.5% of net sales for 2006 compared to $112.6 million or 11.3% of net sales for 2005. The decrease of $16.6 million is primarily attributable to charges associated with the early buyout of three operating leases in the first six months of 2006. We incurred approximately $8.0 million in additional amortization expense, $2.5 million of additional depreciation and a $3.7 million fixed asset loss as a result of the early buyout.

The remaining decrease of $2.4 million is primarily attributable to charges in the first six months of 2006. The primary drivers of the decrease were a $2.7 million increase in depreciation and amortization expense and a $3.8 million additional fixed asset loss. Other items negatively impacting the first six months include a $2.3 million reduction in postretirement medical curtailment gains from actions taken in 2005; $2.9 million of launch expense associated with our new facility in China and two large new program awards in the process of launching; and approximately $2.0 million from a less favorable sales mix of our products. However, these items were offset by profits from the additional sales volume, an approximate net $4.1 million gain from the successful resolution of a commercial dispute with a customer and a $2.5 million reduction in lease expense due to the operating leases repurchased during the first six months of the year.

Selling, General and Administrative.   Selling, general and administrative expense was $57.9 million, or 5.7% of net sales, for 2006 compared to $55.9 million, or 5.6% of sales, in 2005. The $2.0 million increase from 2005 to 2006 is primarily explained by a $2.5 million postretirement medical curtailment gain recorded in the first six months of 2005. The remaining decrease in selling, general and administrative expense is primarily driven by administrative cost reductions in our operating groups and more than offsets the approximate $1.0 million spent on our Sarbanes-Oxley Section 404 compliance efforts.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the six months ended July 2, 2006 and July 3, 2005 was:

	(In thousands)
	Six Months Ended	Six Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$27,876	$24,030
Powertrain Segment	35,038	24,073
Corporate/centralized resources	2,841	4,443
Total Company	$65,755	$52,546

The net increase in depreciation and amortization of approximately $13.2 million is primarily attributable to the recognition of $8.0 million of deferred losses on previous sale-leaseback transactions; the Company repurchased the assets on three of these leases in the first six months of 2006. Approximately $2.5 million of the increase is due to additional depreciation on the repurchase of leased assets during the first quarter of 2006. Recent capital spending accounts for the remaining increase in depreciation expense.

Restructuring Charges.   We incurred $0.4 million of restructuring charges in the first six months of 2006 compared to $1.6 million incurred in the same period of 2005. The 2006 charges are primarily as a result of charges to optimize the manufacturing footprint of our Chassis segment by moving certain programs between operating facilities while reducing associated headcount and overhead costs. Net restructuring activity in the first six months of 2006 is as follows:

(In thousands)
Severance Costs
Balance January 1, 2006	$1,658
Charges to expense	402
Cash payments	(1,305)
Other adjustments	(3)
Balance at July 2, 2006	$752

Operating Profit.   Operating profit was $37.8 million, or 3.7% of sales, for the first six months of 2006 compared to $55.1 million, or 5.5% of sales, for the same period in 2005. The $17.3 million decrease is principally explained by the factors discussed above, including a $13.2 million increase in depreciation and amortization, a $4.8 million reduction in postretirement medical curtailment gains and a $7.5 million increase in fixed asset losses. Offsetting these declines were profits from the additional sales volume, a $1.2 million decrease in restructuring charges and the $4.1 million gain from the successful resolution of a commercial dispute with a customer. The elements of each of these variations are discussed in greater detail above. Operating profit by segment for the six months ended July 2, 2006 and July 3, 2005 is as follows:

	(In thousands)
	Six Months Ended	Six Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$21,320	$22,605
Powertrain Segment	27,824	44,103
Corporate/centralized resources	(11,352)	(11,563)
Total Company	$37,792	$55,145

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA decreased to $101.9 million in the first six months of 2006 from $109.1 million during the same period in 2005. The primary drivers of this decrease are explained above in the operating profit discussion and will be further detailed in the segment detail that follows. Additionally, Adjusted EBITDA decreased by $2.0 million due to foreign exchange movements. The “Segment Information” below provides a reconciliation between Adjusted EBITDA and operating profit.

	(In thousands)
	Six Months Ended	Six Months Ended
Segment	July 2, 2006	July 3, 2005
Chassis Segment	$48,674	$46,643
Powertrain Segment	62,405	68,515
Corporate/centralized resources	(9,142)	(6,025)
Total Company	$101,937	$109,133
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(402)	$(1,619)
Fixed asset disposal losses	(7,828)	(332)
Foreign currency gains (losses)	(1,625)	351
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain benefits	(165)	4,657

Interest Expense.   Interest expense increased from $44.3 million in the first six months of 2005 to $48.1 million in the same period of 2006. This $3.8 million increase is principally due to an approximate 1.9% increase in the interest rate on our variable rate senior debt facilities resulting from increases in LIBOR.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $0.5 million in each of 2006 and 2005) were $15.6 million in the first six months of 2006 as compared to $11.0 million in the first six months of 2005. This increase is attributable to a additional expense of approximately $2.1 million associated with the correction of historical accretion of dividend expense. The remaining increase is primarily due to the compounded interest on dividends not yet remitted to the shareholders. Preferred stock dividends are included in “other expense, net” in our consolidated statement of operations.

Equity Income from Affiliates.   Equity income from affiliates was approximately $1.6 million in each of the first six months of 2006 and 2005, due to the operating results of our equity affiliate.

Other, Net.   Other, net increased by $6.2 million to a loss of $9.8 million in the first six months of 2006 compared to a loss of $3.6 million in the same period of 2005. The primary reason for the increase is due to a $1.2 million increase in amortization of capitalized financing costs, $2.0 million increase in foreign currency loss and an approximate increase of $1.8 million in expenses primarily associated with our accounts receivable securitization and foreign receivable factoring fees.

Taxes.   The provision for income taxes for the first six months of 2006 was an expense of $10.5 million as compared with an expense of $0.1 million for the same period of 2005. For the first six months of 2006, no benefit was recognized for the U.S. operating loss and the foreign effective rate was 31.2%, compared to a U.S. effective rate of 27.0% and a foreign effective rate of 29.0% for the first six months of 2005. Due to uncertainties related to our ability to utilize our existing net operating losses, it was management’s decision to record an increase to the valuation allowance against our domestic operation’s net deferred tax assets. As a result, we increased the valuation allowance against our deferred tax assets of our domestic operations by $20.7 million in the first six months of 2006, which is comprised of (i) $18.1 million for continuing operations; (ii) $0.2 million for discontinued operations; and (iii) $2.4 million for the loss on discontinued operations for the first six months of 2006. In the event that deferred tax assets are realizable in the future in excess of the net recorded valuation allowance, an adjustment to the deferred tax asset will increase the tax benefit in the period such determination is made.

The tax benefit of $0.2 million for loss from discontinued operations is fully offset by a $0.2 million valuation allowance recorded for the first six months of 2006.

The tax benefit of $2.4 million for the loss on discontinued operations is fully offset by a $2.4 million valuation allowance recorded for the first six months of 2006.

Income (Loss) from Discontinued Operations.   The loss from discontinued operations decreased $0.7 million from a loss of $1.1 million in the first six months of 2005 to a loss of $0.4 million in the first six months of 2006. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Loss on Discontinued Operations.   We recorded a loss of $6.9 million related to the March 10, 2006 sale of the Forging Operations. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Segment Information.

Chassis Segment.   Sales for our Chassis segment were $521.2 million in the first six months of 2006 versus $531.6 million in the same period of 2005. Net sales decreased approximately $10.4 million due to several offsetting factors but the net reduction primarily relates to the shutdown of the DaimlerChrysler JR platform for a vehicle changeover. The Company has been awarded business on the replacement vehicle to the JR platform, which is expected to launch in the third quarter. Operating profit for the segment decreased from $22.6 million in the first six months of 2005 to $21.3 million in the first six months of 2006. The $1.3 million decrease is due to several offsetting factors. During the first quarter of 2006, the segment was negatively impacted by the early buyout of three operating leases, which was the primary contributor to a $7.4 million increase in fixed asset losses and a $4.6 million increase in depreciation and amortization expense. However, the second quarter of 2006 included a $4.1 million gain from the successful resolution of a commercial dispute with a customer, approximately $5.0 million of net cost reductions in the business and a $0.8 million reduction in depreciation and amortization. Adjusted EBITDA increased to $48.7 million versus $46.6 million in the prior year primarily due to aforementioned reasons and a $3.8 million increase in depreciation and amortization expense.

	(In thousands)
	Six Months Ended	Six Months Ended
Chassis Segment	July 2, 2006	July 3, 2005
Sales	$521,219	$531,592
Operating profit	$21,320	$22,605
Depreciation and amortization	27,876	24,030
Foreign currency gains (losses)	(522)	8
Adjusted EBITDA	$48,674	$46,643
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(139)	$(211)
Fixed asset gains (losses)	(5,766)	31

Powertrain Segment.   Sales for our Powertrain segment increased in the first six months of 2006 to $488.7 million versus $464.4 million in the first six months of 2005. The primary drivers of the $24.3 million increase in sales were an approximate $19.0 million increase in net new business relating to new product launches and ramp up of existing programs, as well as approximately $9.0 million in sales increases to our customers associated with the recovery of material costs from our customers. Foreign exchange losses and productivity discounts given to customers account for the remaining change in sales for the period. Operating profit decreased from $44.1 million to $27.8 million in 2006. The decrease is principally due to an $11.0 million increase in depreciation and amortization expense and a $3.5 million increase in fixed asset losses. The $11.0 million increase in depreciation and amortization is driven by approximately $7.0 million related to the early buyout of three operating leases, while the remaining increase is primarily attributable to recent years’ capital expenditures. The remaining decrease is principally due to $2.9 million in launch associated costs. The launch costs relate to our completion of our new China facility and two large new programs in the process of launching during the quarter. Adjusted EBITDA decreased from $68.5 million in the first six months of 2005 to $62.4 million in 2006, due to the aforementioned discussion but offset by the $11.0 million increase in depreciation and amortization costs.

	(In thousands)
	Six Months Ended	Six Months Ended
Powertrain Segment	July 2, 2006	July 3, 2005
Sales	$488,653	$464,385
Operating profit	$27,824	$44,103
Depreciation and amortization	35,038	24,073
Foreign currency gains (losses)	(457)	339
Adjusted EBITDA	$62,405	$68,515
Memo: Additional amounts included in calculation of adjusted EBITDA:
Restructuring charges	$(340)	$(133)
Fixed asset gains (losses)	(3,901)	(363)

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $9.1 million in the first six months of 2006 versus a loss of $6.0 million in the same period in 2005. We realized $1.9 million in fixed asset gains and a decrease of $1.3 million in restructuring expenses in 2006. These were offset by a $4.8 million decrease in postretirement medical curtailment benefits in the first six months of 2006 and a $1.7 million increase in other, net and foreign exchange movements. Operating profit decreased by $1.2 million in 2006 due to the factors discussed above, as well as a $1.6 million decrease in depreciation and amortization.

	(In thousands)
	Six Months Ended	Six Months Ended
Corporate/Centralized Resources	July 2, 2006	July 3, 2005
Operating profit	$(11,352)	$(11,563)
Depreciation and amortization	2,841	4,443
Foreign currency gains (losses)	(646)	4
Other, net	15	1,091
Adjusted EBITDA	$(9,142)	$(6,025)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$77	$(1,275)
Fixed asset gains (losses)	1,839	—
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain plan benefits	(165)	4,657

Liquidity and Capital Resources

Overview.   Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to liquidity. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility and factoring agreements. As of July 2, 2006, we have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flows during the year are impacted by the volume and timing of vehicle production, which includes a shutdown by our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. Management believes cash flow from operations and debt financing and refinancing from our revolving credit facility and our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at July 2, 2006, collection of approximately $46.4 million of accounts receivable was accelerated under the remaining programs. Included in the above programs is approximately $28.2 million that we continue to collect on an accelerated basis as a result of favorable payment terms negotiated in connection with a business acquisition. This agreement expires December 31, 2006. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we continue to examine other alternative programs in the marketplace, as well as enhanced payment terms directly from our customers.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In the first six months of 2006, we used our cash primarily to service our debt obligations and to fund our capital expenditure requirements.

Liquidity.   At July 2, 2006, we had approximately $120.7 million of undrawn commitments, which consisted of $111.8 million and $8.9 million from our revolving credit facility and accounts receivable securitization facility, respectively. In addition, we had $5.8 million in cash on our consolidated balance sheet. Availability under our accounts receivable securitization facility agreement at such date is based on a day earlier receivables report so it should be noted that, as is the case at each quarter end, receivables paid on the last day of the quarter will reduce availability on the next business day. The amount of this reduction was $3.9 million as of July 3, 2006. It should also be noted that January and July are typically periods in which the Company seasonally experiences lower availability. Approximately $35.0 million and $66.5 million were outstanding on our revolving credit facility and accounts receivable securitization facility, respectively, at July 2, 2006. Our access to these two facilities is limited by certain covenant restrictions (see “Debt, Capitalization and Available Financing Sources” below for further discussion on our debt covenants). At July 2, 2006, we were not limited by these covenant restrictions.

At July 2, 2006, our maximum debt capacity (including amounts drawn under our accounts receivable securitization program) is computed by multiplying our leverage ratio covenant of 5.25 by our bank agreement defined EBITDA, or approximately $201.9 million. Thus, our total debt capacity at July 2, 2006 is approximately $1,060.0 million. Our actual debt plus the accounts receivable securitization at July 2, 2006 approximated $935.3 million, or approximately $124.7 million less than our total capacity. Thus, as discussed above, as of July 2, 2006, we were not limited by our covenants and had access to the entire $120.7 million of undrawn commitments discussed above.

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

On February 3, 2006, we entered into an amended and restated credit agreement in which the covenant restrictions discussed above were significantly relaxed. The amendment and restatement affects the following principal changes, as well as updating and technical changes, to the existing credit agreement: (a) it added an additional $50 million of term loans, of which $25 million was used to prepay the preexisting term loan; (b) it adjusted certain covenants to take account of the North American Forging divestiture and to provide the Company with additional covenant flexibility; and (c) it increased pricing on the existing revolving credit facility. In addition to repayment of the $25 million preexisting term loan, we were required to use the proceeds from the divestiture of North American Forging to repurchase at least $45 million of assets then under operating lease arrangements. We have repurchased approximately $50.1 million of assets under these operating leases with the proceeds from the North American Forging sale, $10.1 million of which was related to North American Forging assets under operating leases. Excess proceeds can be used to repurchase additional assets under operating lease arrangements and to increase our liquidity through repayment of outstanding obligations under our revolving credit and accounts receivable securitization facilities. All term loans mature on December 31, 2009.

Our accounts receivable securitization facility availability is based on several factors including the credit ratings of our customer base, the customer concentration levels in the accounts receivable securitization facility and the overall collection performance of our accounts. For example, the bankruptcy of Dana Corporation resulted in an immediate $6.9 million reduction in our accounts receivable securitization availability. Additionally, the downgrade of Ford Motor Company on June 28, 2006 resulted in a $4.6 million immediate reduction in availability. Due to the general industry environment, the availability of this program has decreased in the first part of 2006 and could be expected to decrease further if the industry environment does not improve.

Subsequent to the March 3, 2006 bankruptcy of Dana Corporation and certain of its subsidiaries (the “Dana debtors”), we entered into negotiations with Dana and a settlement was approved in May 2006 which, among other things, approved the payment of damages to the Company relating to the Dana debtors’ rejection in bankruptcy of a supply agreement; approved the payment of 75% of certain administrative claims; and approved our right to offset certain payments due to a Dana foreign subsidiary against pre-petition receivables from certain Dana debtors. Following this approval, we liquidated the balance of our pre-petition trade claims against the Dana debtors (after giving effect to the settlement agreement, including the damages portion) through the sale of the trade claims to General Electric Capital Corporation through MRFC, Inc., our wholly owned special purpose subsidiary. This transaction closed on June 21, 2006, and as a result, we realized a net positive impact from this sale in the second quarter of approximately $4.1 million from continuing operations.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne’s foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of July 2, 2006, we had available approximately $78.9 million from these commitments, and approximately $53.2 million of receivables were sold under these programs.

TriMas Common Stock.   The Company owns 4.8 million shares of TriMas stock, or approximately 24% of the total outstanding shares of TriMas.

Debt, Capitalization and Available Financing Sources.   On December 20, 2005, we entered into a senior secured loan facility. This senior secured loan facility provided for term loans totaling $20 million until June 30, 2006, to finance in part the purchase of additional specified machinery and equipment. As of July 2, 2006, $19.4 million was drawn on this facility. A commitment fee of 7.5% per annum on the unused portion of this loan accrued through June 30, 2006. The senior secured loan facility matures December 31, 2009.

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

The credit facility includes term loans with $374.7 million outstanding and a revolving credit facility with a principal commitment of $200 million, of which $35 million was outstanding as of July 2, 2006. The revolving credit facility matures on May 28, 2007 and the term loan facility matures on December 31, 2009. The obligations under the credit facility are collateralized by substantially all of our assets and of the assets of substantially all of our domestic subsidiaries and are guaranteed by substantially all of our domestic subsidiaries on a joint and several basis.

The following summarizes our outstanding debt as of July 2, 2006 and January 1, 2006:

	(In thousands)
	July 2, 2006	January 1, 2006
Senior credit facilities:
Term loans (9.5% variable interest at July 2, 2006)	$374,720	$350,193
Revolving credit facility (9.7% to 11.5% interest at July 2, 2006)	35,000	59,605
Total senior credit facility	409,720	409,798
Senior secured term loan credit facility, with interest payable quarterly, due 2009 (13.13% variable interest at July 2, 2006)	19,400	10,500
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value $31.7 million)	27,628	27,469
Other debt (various interest rates; includes capital lease obligations)	7,913	9,612
Total	$864,661	$857,379
Less current maturities	(40,491)	(6,640)
Long-term debt	$824,170	$850,739

At July 2, 2006, we were contingently liable for standby letters of credit totaling $53.2 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers’ compensation claims. We are also contingently liable for future product warranty claims. We provide comprehensive warranties to our customers. As a result of these warranties, we may be responsible for costs associated with a product recall caused by a defect in a part that we manufacture. We continuously monitor potential warranty implications of new and current business to assess whether a liability should be recognized. The Company has experienced relatively nominal warranty costs and no significant warranty accrual is reflected in the July 2, 2006 consolidated balance sheet.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We generally do not hedge operating translation risks because cash flows from international operations are typically reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for our foreign subsidiaries reporting in local currencies and as a component of income for our foreign subsidiaries using the U.S. dollar as the functional currency. The change in our accumulated other comprehensive income relating to cumulative translation adjustments was $28.8 million for the six months ended July 2, 2006, due to cumulative translation adjustments resulting primarily from changes in the Euro to the U.S. dollar.

As of July 2, 2006, our net total assets (defined as total assets less total liabilities) subject to foreign currency translation risk were $1,043.2 million. The potential decrease in net total assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $104.3 million. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Risk.   We generally manage our risks associated with interest rate movements through the use of a combination of variable and fixed rate debt. Approximately $431.7 million of our debt was variable rate debt at July 2, 2006. A hypothetical 25 bps adverse movement in the interest rate on variable rate debt would affect earnings on an annual basis by approximately $1.1 million. Approximately $437.1 million of our debt was fixed rate debt at July 2, 2006. A hypothetical 25 bps adverse movement in interest rates would result in a loss in the fair value of this fixed rate debt of approximately $8.7 million.

Off-Balance Sheet Arrangements.   On April 29, 2005, the Company and our newly formed wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”), entered into a new accounts receivable financing facility with General Electric Capital Corporation (“GECC”). Concurrent with entering into the new facility, our former accounts receivable financing facility with JPMorgan Chase Bank, N.A. was terminated. On July 8, 2005, the Company and MRFC amended and restated the existing accounts receivable financing facility with GECC. The terms of the facility that were amended and restated included (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represented the completion of the final step of the multi-step receivables facility modifications initiated on April 29, 2005.

We have entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $3.4 million and $1.7 million for the six months ended July 2, 2006 and July 3, 2005, respectively, which is included in other expense, net in our consolidated statement of operations. Prior to April 29, 2005, trade accounts receivable of substantially all of our domestic business operations were sold in connection with the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. At July 2, 2006, our funding under the facility was $66.5 million with availability based upon qualified receivables of $75.4 million and $8.9 million available but not utilized. The rate used to approximate the purchaser’s financing costs was based on LIBOR plus 2.25% at July 2, 2006. In addition, we are required to pay a fee of 0.5% on the unused portion of the facility.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne’s foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of July 2, 2006 and January 1, 2006, we had available $78.9 million and $71.9 million from these commitments, and approximately $53.2 million and $50.0 million of receivables were sold under these programs, respectively. We pay a commission to the factoring company plus interest from the date the receivables are sold to the date of customer payment. Commission expense related to these agreements is recorded in other expense, net on our consolidated statement of operations and totaled $1.0 million and $0.9 million for the six months ended July 2, 2006 and July 3, 2005, respectively.

Certain Other Commitments.   We have other cash commitments not relating to debt as well, such as those in respect of leases and redeemable preferred stock.

Sale-Leaseback Arrangements.   We have historically engaged in a number of sale-leaseback transactions, including three transactions during 2005 which generated proceeds of $21.5 million. These sale-leasebacks were accounted for as operating leases with combined annual lease expense of approximately $4.0 million.

Additionally, in the first six months of 2006 we entered into two operating leases for machinery and equipment with combined annual lease expense of approximately $1.0 million. We anticipate relying on sale-leaseback and other leasing opportunities as a source of cash to finance capital expenditures and other uses.

Redeemable Preferred Stock.   We have outstanding $196.0 million in aggregate liquidation value ($110.5 million aggregate carrying value) as of July 2, 2006 of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% (15% beginning January 1, 2006), 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid during the six months ended July 2, 2006. At July 2, 2006, there were unpaid accrued dividends of $77.0 million, resulting in redeemable preferred stock of $187.5 million. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents.

TriMas Receivables.   We have recorded approximately $8.6 million as of July 2, 2006, consisting of receivables related to certain amounts from TriMas, $3.5 million of which is recorded in equity investments and receivables in affiliates in our consolidated balance sheet as of July 2, 2006. These amounts include TriMas’ obligations resulting from tax net operating losses created prior to the disposition of TriMas of approximately $3.0 million, pension obligations of approximately $0.7 million, and reimbursement due for cash payments made related to postretirement obligations and various invoices paid on TriMas’ behalf of approximately $1.4 million.

Credit Rating.   Metaldyne is rated by Standard & Poor’s and Moody’s Ratings. As of July 2, 2006, we have long-term ratings from Standard & Poor’s and Moody’s of B/B3 on our senior credit facility, CCC+/Caa1 on our 10% senior notes due 2013 and CCC+/Caa2 on our 11% senior subordinated notes due 2012, respectively. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase, our ability to access certain financial markets may become limited, the perception of the Company in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Capital Expenditures.   Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures for our continuing operations by product segment for the periods presented were:

	(In thousands)
	July 2, 2006	July 3, 2005
Capital Expenditures:
Chassis	$19,447	$23,850
Powertrain	27,424	30,143
Corporate	199	190
Total	$47,070	$54,183

Cash Flows

Operating activities—Cash flows provided by operations were $17.4 million for the six months ended July 2, 2006 compared to $55.4 million in 2005. The decrease is primarily the result of a $55.4 million decrease in net proceeds from the accounts receivable securitization facility and an $10.7 million reduction in operating cash flow provided by discontinued operations. This was offset by a $27.3 million decrease in working capital usage (excluding the accounts receivable securitization facility).

Investing activities—Cash flows used in investing activities totaled $20.6 million for the six months ended July 2, 2006 compared to $34.9 million in 2005. The increase of $14.3 million is primarily due to $69.1 million of proceeds from the sale of our Forging Operations and $7.1 million of lower capital expenditure spending, offset by $40.0 million used to repurchase assets under operating leases. Additionally, in the first six months of 2005, we received $16.4 million in proceeds from sale-leaseback transactions for equipment and a reduction of $8.0 million in our investment in New Castle resulting from reimbursement relating to equipment purchases.

Financing activities—Cash flow provided by financing activities totaled $4.5 million for the six months ended July 2, 2006 compared with cash flows used by financing activities of $19.9 million in 2005. The net increase is due to $58.9 million of proceeds from our term loan facilities, offset by $25.5 million of principal payments on the term loan facilities and an increase in net borrowings and repayments of $11.1 million on our revolving credit facilities in 2006 compared with 2005.

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

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Our anticipated capital expenditures for 2006 are estimated to be between $70 million and $75 million. Capital spending requirements prior to 2006 had been elevated due to our efforts to transition our business to new technologies, capabilities and geographies.

Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future. On February 3, 2006, we entered into an amended and restated credit agreement that adjusted certain covenants to take account of the North American Forging divestiture and to provide additional covenant flexibility. It also added an additional $50 million term loan, of which $25 million was used to prepay the preexisting term loan. However, our sources of liquidity may be inadequate if we are unable to achieve operating targets, in which case we may need to seek additional covenant relief from our lending group. No assurance can be given that we would be successful in negotiating such relief. The interest expense coverage ratio in the amended and restated credit agreement increases from 1.75 in 2006 to 2.00, 2.25 and 2.50, and the debt to EBITDA leverage ratio decreases from 5.25 in 2006 to 5.00, 4.50 and 4.00 through the years ending 2007, 2008 and 2009, respectively. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. Any debt rating downgrades and/or insolvencies of our largest customers may have an adverse effect on our liquidity as it could adversely impact our ability to borrow under our accounts receivable securitization facility. For example, on June 28, 2006, Standard & Poor’s lowered its credit rating of Ford Motor Company, one of our largest customers, resulting in a decrease of our borrowing capacity under our accounts receivable securitization facility by approximately $4.6 million. We continue to explore other sources of liquidity, including additional debt, but existing debt instruments may limit our ability to incur additional debt, and we may be unable to secure equity or other financing.

Consistent with operating in the global vehicle industry, we anticipate significant competitive pressures and thus expect to face significant price reduction pressures from our customer base. In 2003 and 2004, though, we invested significantly in automation and underwent significant restructuring activities to help accommodate these pricing pressures. In addition, we face an environment of increased cost to procure certain raw materials utilized in our manufacturing processes such as steel, energy, aluminum, molybdenum and nickel. Based on current prices, the agreements we currently have in place with our customers and cost reduction efforts in our business, we do not anticipate any significant incremental effect of material pricing on our 2006 profitability relative to 2005.

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however, earlier application of the provisions of this Interpretation is encouraged. We are assessing FIN 48 and have not yet determined the impact that the adoption of this Interpretation will have on our results of operations or financial position.

Other Matters

Fiscal Year

Our fiscal year ends on the Sunday nearest to December 31.

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company—Safe Harbor Statements

This report contains statements reflecting the Company’s views about its future performance, its financial condition, its markets and many other matters that constitute “forward-looking statements.” These views involve risks and uncertainties that are difficult to predict and may cause the Company’s actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this quarterly report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this quarterly report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including those identified below.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for details about our primary market risks, and the objectives and strategies used to manage these risks. For additional information, see Note 12, Long-Term Debt, to the consolidated financial statements in our 2005 Form 10-K.

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

In the second quarter of 2006, the Company clarified the roles and responsibilities for fixed asset compliance. In doing so, a Fixed Asset Champion was assigned at each location and is responsible for all owned and leased assets. In addition, all existing fixed asset policies have been reviewed and revised, if appropriate, and training has been performed for all locations.

Disclosure Controls and Procedures

Concurrent with the quarterly review of the Company’s financial statements, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that they will meet their objectives as of July 2, 2006. Consequently, in connection with the preparation of this Quarterly Report, management of the Company undertook and completed reconciliations, analyses and reviews in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles.

Change in Disclosure Controls and Procedures

The Company has made changes to improve its controls and procedures as discussed above.

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

Not Applicable.

Item 3.                        Defaults Upon Senior Securities.

Not Applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

At the annual meeting of our stockholders held on May 3, 2006, our stockholders elected the following nominees to our board of directors, with votes cast as follows:

Charles E. Becker—37,795,890.95 shares for, 15,041.75 shares against/withheld and 5,004,547.30 abstentions;

Marshall A. Cohen—37,789,605.45 shares for, 21,337.25 shares against/withheld and 5,004,537.30 abstentions;

Cynthia L. Hess—37,787,848.50 shares for, 23,094.20 shares against/withheld and 5,004,537.30 abstentions;

Timothy D. Leuliette—37,528,559.75 shares for, 281,334.75 shares against/withheld and 5,005,585.50 abstentions;

J. Michael Losh—37,795,921.20 shares for, 15,021.50 shares against/withheld and 5,004,537.30 abstentions;

Wendy Beale Needham—37,794,221.20 shares for, 15,021.50 shares against/withheld and 5,006,237.30 abstentions;

Daniel P. Treadwell—37,792,960.05 shares for, 17,082.65 shares against/withheld and 5,005,437.30 abstentions; and

Samuel Valenti, III—37,795,921.20 shares for, 15,021.50 shares against/withheld and 5,004,537.30 abstentions.

As was originally reported by the Company on July 13, 2006 on Form 8-K, on July 11, 2006 Samuel Valenti, III resigned from the board of directors of Metaldyne Corporation effective as of that date.

Item 5.                        Other Information.

Not Applicable.

Item 6.                        Exhibits.

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
3.3

Certificate of Designation of Series A Preferred Stock and Series A-1 Preferred Stock (Incorporated by reference to Exhibit 10.5 to Metaldyne Corporation’s Current Report on Form 8-K filed December 11, 2002).

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

4.3	Form of note relating to the 11% Senior Subordinated Notes due 2012 (Included in Exhibit 4.2).
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

METALDYNE CORPORATION
(Registrant)
DATE: August 8, 2006	BY:	/s/ JEFFREY M. STAFEIL
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
3.3

Certificate of Designation of Series A Preferred Stock and Series A-1 Preferred Stock (Incorporated by reference to Exhibit 10.5 to Metaldyne Corporation’s Current Report on Form 8-K filed December 11, 2002).

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

4.3	Form of note relating to the 11% Senior Subordinated Notes due 2012 (Included in Exhibit 4.2).
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