Form 10-Q
period 2006-10-01
METALDYNE CORP
filed 2006-11-16
CIK 745448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 1, 2006

Commission file number 1-12068

METALDYNE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2513957
(State of Incorporation)	(I.R.S. Employer Identification No.)
47659 Halyard Drive, Plymouth, Michigan	48170-2429
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code):  (734) 207-6200

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

Number of shares outstanding of the registrant’s common stock at November 1, 2006:  42,844,760, par value $1.00 per share.

METALDYNE CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALDYNE CORPORATION
CONSOLIDATED BALANCE SHEET
OCTOBER 1, 2006 AND JANUARY 1, 2006
(Dollars in thousands except per share amounts)

	October 1, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,350	$3,687
Receivables, net:
Trade (net of allowance for doubtful accounts of $4,314 and $3,110 at October 1, 2006 and January 1, 2006, respectively)	154,384	130,018
TriMas	2,177	3,841
Other	13,554	6,020
Total receivables, net	170,115	139,879
Inventories	91,201	84,265
Deferred and refundable income taxes	11,006	11,010
Prepaid expenses and other assets	32,229	29,668
Assets of discontinued operations	—	116,612
Total current assets	309,901	385,121
Equity investments and receivables in affiliates	90,837	90,928
Property and equipment (net of accumulated depreciation of $333,336 and $270,686 at October 1, 2006 and January 1, 2006, respectively)	651,943	630,428
Excess of cost over net assets of acquired companies	589,258	583,990
Intangible and other assets	143,265	156,468
Total assets	$1,785,204	$1,846,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,999	$261,098
Accrued liabilities	132,092	123,870
Current liabilities of discontinued operations	—	37,400
Current maturities, long-term debt	5,636	6,640
Total current liabilities	361,727	429,008
Long-term debt	921,537	850,739
Deferred income taxes	42,402	42,402
Minority interest	728	740
Other long-term liabilities	113,593	99,591
Long-term liabilities of discontinued operations	—	33,204
Redeemable preferred stock, (aggregate liquidation value: $202,967 and $180,908 at October 1, 2006 and January 1, 2006, respectively). Authorized: 1,198,693 shares; Outstanding: 1,189,694 shares at October 1, 2006 and January 1, 2006	194,811	171,928
Total liabilities	1,634,798	1,627,612
Shareholders’ equity:
Preferred stock (non-redeemable), $1 par, Authorized: 25 million; Outstanding: None	—	—
Common stock, $1 par, Authorized: 250 million; Outstanding: 42.8 million at October 1, 2006 and January 1, 2006	42,845	42,845
Paid-in capital	699,018	698,868
Accumulated deficit	(622,798)	(524,648)
Accumulated other comprehensive income	31,341	2,258
Total shareholders’ equity	150,406	219,323
Total liabilities and shareholders’ equity	$1,785,204	$1,846,935

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(Unaudited)		(Unaudited)
Net sales	$411,807	$442,837	$1,421,679	$1,438,814
Cost of sales	(389,153)	(402,544)	(1,302,978)	(1,285,903)
Gross profit	22,654	40,293	118,701	152,911
Selling, general and administrative expenses	(25,196)	(30,294)	(83,049)	(86,148)
Restructuring charges	(368)	(141)	(770)	(1,760)
Operating profit (loss)	(2,910)	9,858	34,882	65,003
Other expense, net:
Interest:
Interest expense	(26,677)	(22,469)	(74,788)	(66,749)
Preferred stock dividends and accretion	(7,286)	(5,765)	(22,883)	(16,798)
Equity income (loss) from affiliates	(2,344)	60	(695)	1,641
Other, net	(2,541)	(2,785)	(12,361)	(6,381)
Other expense, net	(38,848)	(30,959)	(110,727)	(88,287)
Loss from continuing operations before income taxes	(41,758)	(21,101)	(75,845)	(23,284)
Income tax expense (benefit)	2,649	(8,544)	13,119	(8,397)
Loss from continuing operations	(44,407)	(12,557)	(88,964)	(14,887)
Loss from discontinued operations (net of tax of zero for the three and nine months ended October 1, 2006 and $(1,266) and $(1,863) for the three and nine months ended October 2, 2005, respectively	(201)	(2,350)	(638)	(3,460)
Loss on discontinued operations (net of tax of zero)	(1,686)	(323)	(8,548)	(323)
Net loss	$(46,294)	$(15,230)	$(98,150)	$(18,670)
Basic and diluted loss per share:
Loss from continuing operations	$(1.04)	$(0.29)	$(2.08)	$(0.35)
Loss from discontinued operations	—	(0.06)	(0.01)	(0.08)
Loss on discontinued operations	(0.04)	(0.01)	(0.20)	(0.01)
Net loss attributable to common stock	$(1.08)	$(0.36)	$(2.29)	$(0.44)
Weighted average number of shares outstanding for basic and diluted loss per share	42,845	42,845	42,845	42,845

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005

(Dollars in thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(Unaudited)
Operating activities:
Net loss	$(98,150)	$(18,670)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	96,474	80,481
Debt fee amortization	3,862	2,404
Loss on fixed asset dispositions	8,290	1,460
Loss from discontinued operations	638	3,460
Loss on discontinued operations	8,548	323
Deferred income taxes	4	(25,470)
Preferred stock dividends and accretion	22,883	16,798
Non-cash interest expense (interest accretion)	243	214
Equity income (loss) from affiliates	695	(1,641)
Curtailment (gain) loss on elimination of certain benefits	165	(7,123)
Issuance of stock options	150	—
Operating cash flows provided by (used for) discontinued operations	(2,998)	11,014
Other, net	759	530
Changes in assets and liabilities, net of acquisition/disposition of business:
Receivables, net	22,703	(31,069)
Net proceeds of (reduction from) accounts receivable facility	(45,634)	63,390
Inventories	(4,570)	6,090
Prepaid expenses and other assets	(2,431)	1,859
Accounts payable and accrued liabilities	(24,793)	(6,831)
Change in other long-term assets	(1,374)	(1,624)
Change in other long-term liabilities	(14,274)	(13,285)
Net cash provided by (used for) operating activities	(28,810)	82,310
Investing activities:
Capital expenditures	(59,033)	(76,284)
Repurchase of leased assets	(40,047)	—
Proceeds from sale/leaseback of fixed assets	—	21,588
Reimbursement from acquisition of business, net of cash received	—	7,960
Proceeds from sale of discontinued operations	69,058	—
Proceeds from sale of fixed assets	922	82
Investing cash flows used for discontinued operations	(2,513)	(8,749)
Net cash used for investing activities	(31,613)	(55,403)
Financing activities:
Proceeds of term loan facilities	58,900	—
Principal payments of term loan facilities	(25,473)	(442)
Proceeds of revolving credit facility	293,376	265,000
Principal payments of revolving credit facility	(245,639)	(278,542)
Proceeds of swingline credit facility (net)	(9,605)	—
Proceeds of other debt	4,829	4,844
Principal payments of other debt	(7,656)	(10,832)
Capitalization of debt refinancing fees	(6,884)	—
Financing cash flows used for discontinued operations	—	(135)
Net cash provided by (used for) financing activities	61,848	(20,107)
Effect of exchange rates on cash	238	(500)
Net increase in cash	1,663	6,300
Cash and cash equivalents, beginning of period	3,687	—
Cash and cash equivalents, end of period	$5,350	$6,300
Supplementary cash flow information:
Cash paid for income taxes, net	$21,035	$8,559
Cash paid for interest	$61,394	$54,813
Noncash transactions—capital leases	$591	$460

See accompanying notes to the consolidated financial statements.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Business and Other Information

Metaldyne Corporation (“Metaldyne” or “the Company”) is a leading global manufacturer of highly engineered metal components for the global light vehicle market. The Company’s products include metal-formed and precision-engineered components and modular systems used in vehicle powertrain and chassis applications.

The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to December 31. Fiscal years 2006 and 2005 are each comprised of fifty-two weeks and end on December 31, 2006 and January 1, 2006, respectively. All year and quarter references relate to the Company’s fiscal year and fiscal quarters unless otherwise stated.

In the fourth quarter of 2005, the board of directors of the Company approved an agreement to sell its business of supplying forged metal components to the automotive light vehicle market (“North American Forging” or “Forging Operations”). The agreement was entered into as of January 7, 2006 and, on March 10, 2006, the Company completed this divestiture. The Forging Operations, which were part of the Chassis segment, generated approximately $358 million revenue in 2005 and included plants located in Royal Oak, Michigan; Fraser, Michigan; Troy, Michigan; Detroit, Michigan; Minerva, Ohio; Canal Fulton, Ohio and Ft. Wayne, Indiana. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all revenue and expenses of the Forging Operations have been removed from the respective consolidated income statement line items and reported separately as discontinued operations. In addition, assets and liabilities of the Forging Operations have been removed from the respective consolidated balance sheet line items and reclassified separately as assets and liabilities of discontinued operations. Cash flows generated by the Forging Operations have been removed from the respective consolidated cash flow line items and have been separately reported as cash flows from discontinued operations. Refer to Note 8, Discontinued Operations.

In the opinion of Company management, the unaudited financial statements contain all adjustments, including adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the “2005 Form 10-K”). The results of operations for the period ended October 1, 2006 are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Consistent with operating in the global vehicle industry, the Company anticipates significant competitive pressures and thus expects to face significant price reduction pressures from its customer base. In 2003 and 2004, though, the Company invested significantly in automation and underwent significant restructuring activities to help accommodate these pricing pressures. In addition, the Company faces an environment of increased cost to procure certain raw materials utilized in its manufacturing processes such as steel, energy, aluminum, molybdenum and nickel. Based on current prices, the agreements the Company currently has in place with its customers and cost reduction efforts in its business, it does not anticipate any significant incremental effect of material pricing on its 2006 profitability relative to 2005.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit its ability to incur additional debt, and it may be unable to secure equity or other financing. Despite management’s belief regarding the adequacy of its liquidity sources, there can be no assurance that the Company’s liquidity level will remain adequate in the future as it may be adversely impacted by a variety of factors, many of which are beyond its control, including those referred to above and elsewhere in this Form 10-Q.

2.                 Stock Options and Awards

At October 1, 2006, the Company had share-based awards outstanding under one stock-based employee compensation plan, the 2001 Long Term Equity Incentive Plan (the “Plan”). Share-based awards under this plan consist of stock option awards and restricted stock units. The shares issued pursuant to the options and units are required to be held and cannot be sold or transferred until the elapse of a certain time period after a public offering.

In 2004, the Company offered eligible employees the opportunity to participate in a Voluntary Stock Option Exchange Program (the “Program”), to exchange all of their then outstanding options to purchase shares of the Company’s common stock granted under the Plan for new stock options and restricted stock units to be granted under the Plan. Participation in the Program was voluntary; however, elections were required to be received by January 14, 2004, with new stock options granted on or after July 16, 2004 and restricted stock units granted on January 15, 2004. Non-eligible participants and one eligible employee not electing to participate in the Program continue to hold the original options granted under the Plan.

Prior to January 2, 2006, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for awards made under the Plan. Stock options granted under the Plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized. Stock awards were valued at their fair market value measured at the date of grant, and compensation expense was recognized over the vesting period of the award.

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, prospectively to new stock awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company qualifies for the prospective method in accordance with the provisions of SFAS No. 123R as the fair value of all options granted prior to January 2, 2006 was determined based on the minimum value method. Under the prospective method, compensation expense recognized during the nine months ended October 1, 2006 included compensation expense for all share-based awards granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the prospective method, results for prior periods have not been restated. The Plan is considered an equity plan under SFAS No. 123R, and compensation expense recognized as previously described is net of estimated forfeitures of share based awards over the vesting period. The effect of adopting SFAS No. 123R was not material to the Company’s loss from continuing operations and net loss for the nine months ended October 1, 2006.

Total stock-based compensation for the nine months ended October 1, 2006 was $0.2 million, all of which related to stock options. At October 1, 2006, there was $0.7 million of unrecognized compensation expense related to these unvested awards granted under the Plan. Compensation

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense is recognized on a straight-line basis, or $0.1 million for the quarter ended October 1, 2006, over the 3-year vesting life of the stock options.

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

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the nine months ended October 1, 2006 are as follows.

October 1, 2006
Dividend yield	—
Volatility rate	36.16%
Risk-free interest rate	4.36%
Expected option life (years)	6 years

The weighted average grant date fair value of stock options granted during the nine months ended October 1, 2006 was $2.17. The aggregate intrinsic value was zero for all outstanding options, vested and expected to vest in the future options and exercisable options. Stock option awards activity for the nine months ended October 1, 2006 is as follows (shares in thousands):

	Shares Under Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 2, 2006	2,984	$9.68	6.5 years
Granted	398	$6.50
Forfeited	(82)	$6.50
Outstanding at October 1, 2006	3,300	$9.37	6.1 years
Vested and expected to vest in the future at October 1, 2006	2,587	$10.11	5.3 years
Exercisable at October 1, 2006	64		4.5 years	(2)
Available for grant at October 1, 2006	1,660

(1)                Includes 50 restricted stock units issued in 2004.

(2)                Applies to 46 stock options.

3.                 Accounts Receivable Securitization and Factoring Agreements

On April 29, 2005, the Company and its wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”), entered into a new accounts receivable financing facility with General Electric Capital

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporation (“GECC”). Concurrent with entering into this facility, the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. was terminated. On July 8, 2005, the Company and MRFC amended and restated the existing accounts receivable financing facility with GECC. The terms of the facility that were amended and restated include (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represents the completion of the final step of the multi-step receivables facility modifications initiated on April 29, 2005.

The Company has entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $4.8 million and $3.1 million for the nine months ended October 1, 2006 and October 2, 2005, respectively, and is included in other expense, net in the Company’s consolidated statement of operations. Prior to April 29, 2005, the Company’s trade accounts receivable of substantially all domestic business operations were sold in connection with the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. At October 1, 2006 and January 1, 2006, the Company’s funding under the facility was $37.7 million and $83.4 million, respectively, with availability based upon qualified receivables of $71.3 million and $126.8 million, respectively, leaving $33.6 million available but not utilized at October 1, 2006 and $43.4 million available but not utilized at January 1, 2006. The rate used to approximate the purchaser’s financing costs was based on LIBOR plus 2.25% at October 1, 2006. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility.

The Company has entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne’s foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of October 1, 2006 and January 1, 2006, the Company had available $77.9 million and $71.9 million from these commitments, respectively, and approximately $50.0 million of receivables were sold under these programs as of October 1, 2006 and January 1, 2006. The Company pays a commission to the factoring company plus interest calculated from the date the receivables are sold to either the customer’s due date or a specified number of days thereafter, or until the receivable is deemed uncollectible. Commission expense related to these agreements is recorded in other expense, net on the Company’s consolidated statement of operations and totaled $1.0 million for each of the nine month periods ended October 1, 2006 and October 2, 2005.

To facilitate the collection of funds from operating activities, the Company has entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at October 1, 2006, collection of approximately $42.0 million of accounts receivable was accelerated under the remaining programs. Included in the above programs is approximately $25.9 million that the Company continues to collect on an accelerated basis as a result of favorable payment terms negotiated in connection with a business acquisition. This agreement expires December 31, 2006. While the impact of the discontinuance of these programs may be partially offset by a greater

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

utilization of the Company’s accounts receivable securitization facility, the Company continues to examine other alternative programs in the marketplace, as well as enhanced terms directly from its customers.

4.                 Inventories

Inventories by component are as follows:

	(In thousands)
	October 1, 2006	January 1, 2006
Raw materials	$40,185	$38,727
Work in process	15,187	16,138
Finished goods	35,829	29,400
	$91,201	$84,265

5.                 Excess of Cost over Net Assets of Acquired Companies and Intangible Assets

Acquired Intangible Assets

The change in the gross carrying amount of acquired intangible assets is primarily attributable to the exchange impact from foreign currency.

	(In thousands, except weighted average life)
	As of October 1, 2006			As of January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Amortized Intangible Assets:
Customer Contracts	$75,471	$(30,705)	10.9 years	$74,969	$(25,346)	10.9 years
Technology and Other	110,643	(42,287)	14.3 years	109,903	(37,680)	14.3 years
Total	$186,114	$(72,992)	12.7 years	$184,872	$(63,026)	12.7 years
Aggregate Amortization Expense (Included in Cost of Sales):
For the nine months ended October 1, 2006		$9,966
Estimated Amortization Expense:
For the year ending December 31, 2006		13,742
For the year ending December 31, 2007		13,651
For the year ending December 31, 2008		12,908
For the year ending December 31, 2009		12,908
For the year ending December 31, 2010		11,157

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 1, 2006 are as follows:

	(In thousands)
	Chassis	Powertrain	Total
Balance as of January 1, 2006	$235,638	$348,352	$583,990
Exchange impact from foreign currency	8,182	2,671	10,853
Expiration of tax contingency	(2,793)	(2,792)	(5,585)
Balance as of October 1, 2006	$241,027	$348,231	$589,258

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

POWERTRAIN—Manufactures a broad range of powertrain components, modules and systems, including sintered powder metal components both forged and conventional, aluminum castings including valve bodies, clutch modules, balance shaft modules, front cover assemblies, differential cases, crankshaft dampers and tubular fabricated products used for a variety of applications. This segment applies integrated program management to a broad range of engine and transmission applications.

The Company has established Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) as a key indicator of financial operating performance. The Company defines Adjusted EBITDA as income (loss) from continuing operations and before interest, taxes, depreciation, amortization, asset impairment, loss on disposition of manufacturing equipment or facilities and non-cash losses on sale-leaseback of property and equipment. Adjusted EBITDA is a non-GAAP measure and therefore caution must be exercised in using Adjusted EBITDA as an analytical tool and should not be used in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating Adjusted EBITDA, management deems it important to consider the quality of the Company’s underlying earnings by separately identifying certain costs undertaken to improve the Company’s results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts.

Intercompany sales for the three and nine months ended October 1, 2006 were zero and $1.4 million in the Chassis segment and $0.1 million and $0.8 million in the Powertrain segment, respectively. Intercompany sales for the three and nine months ended October 2, 2005 were $2.1 million and $6.2 million in the Chassis segment and $0.8 million and $2.6 million in the Powertrain segment,

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Intercompany sales are recognized in accordance with the Company’s revenue recognition policy and are eliminated in consolidation.

Segment activity for the three and nine months ended October 1, 2006 and October 2, 2005 is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Sales
Chassis	$203,919	$234,465	$725,138	$766,057
Powertrain	207,888	208,372	696,541	672,757
Total Sales	$411,807	$442,837	$1,421,679	$1,438,814
Adjusted EBITDA
Chassis	$12,300	$18,924	$60,974	$65,567
Powertrain	20,349	24,197	82,754	92,712
Corporate/centralized resources	(5,004)	(4,939)	(14,146)	(10,964)
Total Adjusted EBITDA	27,645	38,182	129,582	147,315
Depreciation & amortization	(30,719)	(27,935)	(96,474)	(80,481)
Other, net (includes foreign currency, royalties and interest income)	164	(389)	1,774	(1,831)
Operating profit (loss)	$(2,910)	$9,858	$34,882	$65,003

	(In thousands)
	October 1, 2006	January 1, 2006
Total Assets
Chassis	$722,463	$707,784
Powertrain	794,304	763,112
Corporate/centralized resources	268,437	259,427
Assets held for sale	—	116,612
Total	$1,785,204	$1,846,935

	Nine Months Ended
	October 1, 2006	October 2, 2005
Capital Expenditures
Chassis	$23,815	$31,942
Powertrain	34,740	44,229
Corporate/centralized resources	478	113
Total	$59,033	$76,284

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                 Restructuring Related Integration Actions

Restructuring costs incurred for the nine months ended October 1, 2006 were $0.8 million and were primarily a result of the optimization of the Company’s Chassis manufacturing structure by moving certain programs between operating facilities while reducing associated headcount and overhead costs. Costs incurred for the nine months ended October 2, 2005 were $1.8 million and primarily reflected severance costs, as the Company streamlined its operations from three segments into two beginning in 2005.

	(In thousands)
	Acquisition Related Severance Costs	2002 Additional Severance and Other Exit Costs	2003 Additional Severance and Other Exit Costs	2004 Additional Severance and Other Exit Costs	2005 Additional Severance and Other Exit Costs	2006 Additional Severance and Other Exit Costs	Total
Balance at January 2, 2005	$675	$(13)	$2,757	$445	$—	$—	$3,864
Charges to expense	—	13	(240)	(12)	3,527	—	3,288
Cash payments	(12)	—	(2,436)	(354)	(2,529)	—	(5,331)
Other adjustments	(218)	—	8	(52)	99	—	(163)
Balance at January 1, 2006	$445	$—	$89	$27	$1,097	$—	$1,658
Charges to expense	—	—	—	—	—	770	770
Cash payments	(123)	—	(31)	—	(807)	(784)	(1,745)
Other adjustments	—	—	(58)	(27)	(90)	172	(3)
Balance at October 1, 2006	$322	$—	$—	$—	$200	$158	$680

The above amounts represent total estimated cash payments, all of which are recorded in accrued liabilities in the Company’s consolidated balance sheet at October 1, 2006 and January 1, 2006, respectively.

8.                 Discontinued Operations

On March 10, 2006, the Company completed the divestiture of its Forging Operations to Forming Technologies, Inc., now known as FormTech Industries LLC, (the “Buyer”). In consideration for North American Forging and upon the closing of the transaction, the Company received consideration of approximately $79.2 million in cash (of which $10.1 million was used to repurchase assets held under sale-leasebacks), and retained its interest in trade accounts receivable of approximately $41 million. In addition, the Buyer assumed $7.5 million of outstanding indebtedness of North American Forging, other working capital items and other specified liabilities. In accordance with the terms of the agreement, the Buyer and the Company are in the process of determining an appropriate adjustment to be made to the purchase price based on working capital (excluding accounts receivable) that existed at the time of the closing subject to certain limits. As part of the agreement, the Company will continue to provide management transition services, including accounting, finance and information technology support, to the Buyer for approximately one year subsequent to the divestiture.

The Forging Operations, which were part of the Chassis segment and operated as a separate division with separate management within the segment, manufacture a variety of gear blanks, driveline shaft blanks, differential gears, wheel end components and precision cold forged components for global automotive original equipment manufacturers and Tier 1 component suppliers.

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At January 1, 2006, the Company determined that the Forging Operations qualified for assets held for sale treatment and a loss of $140.5 million was recognized in our 2005 financial statements to reflect excess of net book value of assets. Therefore, the results of operations for the Forging Operations for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of the Forging Operations have been reclassified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheet at January 1, 2006.

In conjunction with the closing of the transaction, the Company recorded an additional loss on discontinued operations of approximately $8.5 million. This loss reflects the excess of net book value of assets and liabilities sold over the proceeds received and the recognition of $4.0 million in curtailment losses. Under the requirements of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, the Company recognized curtailment losses due to the divestiture of the Forging Operations.

Revenue from the Forging Operations, including sales with other Metaldyne affiliates, loss from discontinued operations and related tax benefit for the three and nine months ended October 1, 2006 (through the March 10, 2006 closing date) and October 2, 2005 are presented below:

	(In millions)
	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Sales to third parties	$0.4	$81.2	$63.4	$279.9
Sales with other Metaldyne affiliates	$—	$11.4	$9.5	$38.2
Income (loss) from discontinued operations before income taxes	$(0.2)	$(3.6)	$(0.6)	$(5.3)
Income tax benefit	$—	$(1.2)	$—	$(1.8)
Loss from discontinued operations	$(0.2)	$(2.4)	$(0.6)	$(3.5)
Loss on discontinued operations	$(1.7)	$(0.3)	$(8.5)	$(0.3)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9.                 Redeemable Preferred Stock

The Company has authorized and outstanding 644,540 shares, $1 par value, of $64.5 million in liquidation value ($57.7 million carrying value as of October 1, 2006) Series A-1 preferred stock to DaimlerChrysler Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the ten-year period. The Series A-1 preferred stock is mandatorily redeemable on December 31, 2013. Series A-1 preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 11% per annum plus 2% per annum for any period for which there are any accrued and unpaid dividends.

The Company has authorized 370,000 shares, $1 par value, of $36.1 million in liquidation value ($34.7 million carrying value as of October 1, 2006) Series A preferred stock, of which 361,001 shares are issued and outstanding to Masco Corporation. The Company will accrete from the carrying value to the liquidation value ratably over the twelve-year period. The Series A preferred stock is mandatorily redeemable on December 31, 2012. Series A preferred stockholders are entitled to receive, when, as and if declared by the Company’s board of directors, cumulative quarterly cash dividends at a rate of 13% per annum for periods ending on or prior to December 31, 2005 and 15% per annum for periods after December 31, 2005, plus 2% per annum for any period for which there are any accrued and unpaid dividends.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the Company’s planned merger with a subsidiary of Asahi Tec Corporation, holders of the Company’s redeemable preferred stock will receive cash in exchange for their shares. However, the holders of these securities have agreed to reinvest their cash proceeds in new common and preferred shares of Asahi Tec Corporation.

Preferred stock dividends (including accretion of $0.8 million in each of 2006 and 2005) were $22.9 million and $16.8 million, while dividend cash payments were zero, for the nine months ended October 1, 2006 and October 2, 2005, respectively. Unpaid accrued dividends were $84.0 million and $61.9 million at October 1, 2006 and January 1, 2006, respectively. Redeemable preferred stock, consisting of outstanding shares and unpaid dividends, was $194.8 million and $171.9 million in the Company’s consolidated balance sheet at October 1, 2006 and January 1, 2006, respectively.

10.          Loss Per Share

Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the calculation of diluted earnings per share are stock options representing 3.3 million and 2.7 million of common shares as they are anti-dilutive at October 1, 2006 and October 2, 2005, respectively.

Contingently issuable shares, representing approximately 50,000 restricted common shares, have an anti-dilutive effect on earnings per share for each of the nine months ended October 1, 2006 and October 2, 2005.

11.          Comprehensive Income (Loss)

The Company’s total comprehensive loss for the three and nine months ended October 1, 2006 and October 2, 2005 is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income (loss)	$(46,294)	$(15,230)	$(98,150)	$(18,670)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,547)	6,750	27,207	(36,617)
Change in the Company’s portion of TriMas’ currency translation adjustment	151	778	1,876	(1,261)
Total other comprehensive income (loss)	(1,396)	7,528	29,083	(37,878)
Total comprehensive loss	$(47,690)	$(7,702)	$(69,067)	$(56,548)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.          Employee Benefit Plans

The following represent the Company’s net periodic benefit (gain) cost (including the (gain) cost related to the Forging Operations) at October 1, 2006 and October 2, 2005:

Pension Benefits:

	(In thousands)
	For the three months ended		For the nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Components of Net Periodic Benefit Cost:
Service cost	$809	$639	$2,668	$2,167
Interest cost	4,544	4,435	13,742	13,405
Expected return on plan assets	(4,830)	(4,580)	(14,529)	(13,778)
Amortization of prior service cost	22	41	86	123
Recognized loss due to curtailments/settlements	138	—	3,403	—
Amortization of net loss	1,254	811	3,953	2,614
Net periodic benefit cost	$1,937	$1,346	$9,323	$4,531

Other Benefits:

	(In thousands)
	For the three months ended		For the nine months ended
	October 1, 2006	October 2 2005	October 1, 2006	October 2, 2005
Components of Net Periodic Benefit Cost:
Service cost	$401	$235	$1,158	$1,253
Interest cost	447	328	1,290	1,670
Amortization of prior service cost	(134)	(5,614)	(298)	(11,332)
Recognized (gain) loss due to curtailments/settlements	270	—	570	(2,487)
Amortization of net loss	97	2,406	282	5,082
Net periodic benefit (gain) cost	$1,081	$(2,645)	$3,002	$(5,814)

Employer Contributions

The Company expects to contribute $22.7 million to its defined benefit pension plans in 2006, of which approximately $20.4 million of contributions have been made through October 1, 2006. The defined benefit pension plan contributions include payments made directly to participants in unfunded plans.

The Company expects to contribute $11.0 million to its defined contribution (profit-sharing and 401(k) matching contribution) plans in 2006, of which approximately $7.0 million of contributions have been made through October 1, 2006.

In December 2004, the Company announced that it would discontinue retiree medical and life insurance coverage to its salaried and nonunion retirees and their beneficiaries effective January 1, 2006. The Company recorded a curtailment gain of $2.5 million for the nine months ended October 2, 2005 pursuant to this announcement. A curtailment gain of $2.1 million (net of $0.4 million related to Forging Operations) is included in selling, general and administrative expenses in the Company’s

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated statement of operations. As a result of the discontinuation of the plan, expenses related to the retiree medical and life insurance plans for the nine months ended October 2, 2005 were $5.0 million lower than what they would have been had the plan not been discontinued. $0.8 million of this amount is reflected in selling, general and administrative expenses and $4.2 million is reflected in cost of sales in the Company’s consolidated statement of operations.

The Company expects to contribute $1.6 million to its postretirement medical and life insurance benefit plans in 2006, of which approximately $1.2 million of contributions have been made through October 1, 2006.

In accordance with the terms of sale of the Forging Operations (refer to Note 8, Discontinued Operations), Metaldyne retained the responsibility for benefits accrued under the defined benefit pension plans as of the March 10, 2006 closing date for Forging Operations participants. The Company is responsible for providing postretirement medical and life insurance coverage through the qualified Metaldyne health and welfare plans, as amended from time to time, for eligible participants who retired from Metaldyne prior to the closing date, although such obligations related to employees of the Forging Operations at the time of the sale were transferred to the Buyer. This transferred obligation for postretirement medical and life insurance benefit obligations was approximately $2.7 million. Under the requirements of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, the Company recognized a $3.4 million and $0.6 million curtailment loss, respectively, due to the divestiture of the Forging Operations.

13.          Related Parties

In the third quarter of 2006, the Company exercised TriMas warrants, resulting in an additional 0.8 million shares of TriMas stock outstanding and issued to the Company. Including such additional shares, the Company owns approximately 4.8 million, or  23.2%, of the total outstanding shares of TriMas.

The Company has recorded $5.7 million due from TriMas as of October 1, 2006, consisting of receivables related to certain amounts owed by TriMas, including TriMas’ pension obligations of approximately $4.2 million and reimbursement due for various invoices paid on TriMas’ behalf of approximately $1.5 million. Of such amount, $3.5 million is recorded in equity investments and receivables in affiliates in the Company’s consolidated balance sheet as of October 1, 2006.

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

The Company had a disagreement with a customer regarding material prices from its former Forging Operations sold in March 2006. Although the Company sold the business, it retained the existing receivables of that business as of the sale date. Approximately $1.0 million of accounts receivables

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to this issue was recorded on the Company’s consolidated balance sheet as of January 1, 2006. In September 2006, the Company settled the dispute and recovered $0.8 million from this customer. The remaining accounts receivable was written off and no amounts related to this issue are recorded on the Company’s balance sheet as of October 1, 2006.

Under Financial Accounting Standards Board (“FASB’’) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs and the fair value of the liability can be reasonably estimated. This amount is accounted for as an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset’s useful life. The Company’s accrual for asset retirement obligations totaled $4.2 million as of October 1, 2006. This amount is included in “accrued liabilities” on the consolidated balance sheet.

15.          Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of this Interpretation will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice related to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is assessing SFAS No. 157 and has not yet determined the impact that the adoption of this Statement will have on its results of operations or financial position.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Because the Company does not have publicly traded equity securities, it is required to initially recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. However, the Company is required to disclose the following information in the notes to the financial statements for its fiscal year ending December 31, 2006: (a) a brief description of the provisions of this Statement; (b) the date that adoption is required; and (c) the date the Company plans to adopt the recognition provisions of this Statement, if earlier. The Company is assessing SFAS No. 158 and expects that the adoption of this Statement will result in a reduction in comprehensive income. It is currently evaluating the amount by which shareholders’ equity may be reduced and other impacts, if any, that SFAS No. 158 will have on the Company’s results of operations or financial position.

16.          Planned Merger and Subsequent Events

On August 31, 2006 the Company signed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Asahi Tec Corporation, a Japanese corporation (“Asahi Tec”) and a wholly-owned subsidiary of Asahi Tec (“Acquisition Sub”). Pursuant to the Merger Agreement, Acquisition Sub will merge with and into the Company and the Company, which will continue as the surviving corporation, will become a wholly-owned subsidiary of Asahi Tec (the “Merger”). At the effective time of the Merger, each share of common stock of the Company owned by the Company’s largest common stockholders (the “principal company stockholders”) will be converted into the right to receive US$2.1833 in cash, without interest. Each remaining share of common stock of the Company (other than shares owned by the Company, Asahi Tec and Acquisition Sub and dissenting shares) will be converted into the right to receive US$2.40 in cash, without interest. The holders of these shares will receive a higher price per share if the Asahi Tec common stock price over a 30 trading day period prior to closing is higher than the Asahi Tec common stock price for the similar period prior to the signing of the Merger Agreement. The principal company stockholders have been required, and have agreed, to reinvest the cash they receive in the Merger in common stock of Asahi Tec to be issued in a private placement. The shares will be issued at a discount to the average closing price of Asahi Tec common stock over a 30 trading day period prior to the signing of the Merger Agreement. In addition, holders of the Company’s preferred stock will receive cash for their shares on the basis set forth in the Merger Agreement. The holders of the Company’s Series A and Series A-1 preferred stock have been required, and have agreed, to reinvest the cash they receive in the Merger in Asahi Tec convertible preferred stock to be issued in a private placement. The holder of the Company’s Series B preferred stock has been required, and has agreed, to reinvest the cash it receives in the Merger in Asahi Tec’s common stock to be issued in a private placement at the same discount discussed above.

The Merger is subject to the satisfaction or waiver of numerous conditions, including U.S. and Japanese regulatory approvals, the absence of any material adverse change in the Company, the closing of the private placements of Asahi Tec securities to certain current stockholders of the Company, the receipt of financing for the Merger and related transactions, including to refinance Metaldyne’s senior bank debt and accounts receivables facilities, the receipt of certain consents and waivers from the Company’s bondholders and the completion of a tender offer for a minimum of $225 million aggregate principal amount of the Company’s 11% senior subordinated notes due 2012 and 10% senior subordinated notes due 2014. In addition, Asahi Tec may elect not to close if the Company’s corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group are lowered below specified levels and the interest cost for the Company’s senior term

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

debt exceeds certain levels. The debt financing commitments obtained by Asahi Tec and private placement agreements with current Metaldyne stockholders are subject to their own closing conditions.

Subsequent to the quarter ended October 1, 2006, ongoing negotiations have been proceeding with respect to the Merger Agreement.  The Company believes that the August 31, 2006 transaction documentation contained in the Merger Agreement are not terms upon which the Merger and related transactions can successfully proceed.  The revised basis on which the Company and Asahi Tec are proceeding requires actions and agreements which will require modified terms.  The anticipated revised terms will require that, among other things, (1) the Company and Asahi Tec renegotiate the terms of the Merger Agreement with each other to reflect the revised consent solicitations and to reflect the financial consequences of the new approach, (2) Asahi Tec renegotiate the terms of other transaction documentation with certain Company common and preferred stockholders to reflect the foregoing as well, (3) Asahi Tec renegotiate revised commitments for financing the Merger and related transactions and for providing the Company with adequate working capital (including a revised debt commitment letter for the new Company senior secured credit facilities (the “New Facilities”)), and obtain the consent of Asahi Tec’s Japanese lenders and of the Tokyo Stock Exchange, (4) the Company and Asahi Tec obtain the requisite approvals of their respective Boards of Directors and (5) the consent or approval of the Company common stockholders be resolicited as required under applicable law.  No agreements with respect to the foregoing have been reached, although discussions concerning certain of these matters are ongoing.  The Company expects Asahi Tec and it will negotiate in good faith with each other and third parties to complete these actions on mutually acceptable terms.

17.          Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The following condensed consolidating financial information presents:

(1)         Condensed consolidating financial statements as of October 1, 2006 and January 1, 2006, and for the three and nine months ended October 1, 2006 and October 2, 2005 of (a) Metaldyne Corporation, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)         Elimination entries necessary to consolidate Metaldyne Corporation, the parent, with guarantor and non-guarantor subsidiaries.

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Balance Sheet
October 1, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5,350	$—	$5,350
Total receivables, net	—	13,890	156,225	—	170,115
Inventories	—	55,202	35,999	—	91,201
Deferred and refundable income taxes	—	9,378	1,628	—	11,006
Prepaid expenses and other assets	—	24,095	8,134	—	32,229
Total current assets	—	102,565	207,336	—	309,901
Equity investments and receivables in affiliates	90,837	—	—	—	90,837
Property and equipment, net	—	388,243	263,700	—	651,943
Excess of cost over net assets of acquired companies	—	427,276	161,982	—	589,258
Investment in subsidiaries	254,380	193,424	—	(447,804)	—
Intangible and other assets	—	124,598	18,667	—	143,265
Total assets	$345,217	$1,236,106	$651,685	$(447,804)	$1,785,204
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$128,218	$95,781	$—	$223,999
Accrued liabilities	—	108,662	23,430	—	132,092
Current maturities, long-term debt	—	2,555	3,081	—	5,636
Total current liabilities	—	239,435	122,292	—	361,727
Long-term debt	427,712	493,821	4	—	921,537
Deferred income taxes	—	14,551	27,851	—	42,402
Minority interest	—	—	728	—	728
Other long-term liabilities	—	100,388	13,205	—	113,593
Redeemable preferred stock	194,811	—	—	—	194,811
Intercompany accounts, net	(427,712)	133,531	294,181	—	—
Total liabilities	194,811	981,726	458,261	—	1,634,798
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	42,845	—	—	—	42,845
Paid-in capital	699,018	—	—	—	699,018
Accumulated deficit	(622,798)	—	—	—	(622,798)
Accumulated other comprehensive income	31,341	—	—	—	31,341
Investment by Parent/Guarantor	—	254,380	193,424	(447,804)	—
Total shareholders’ equity	150,406	254,380	193,424	(447,804)	150,406
Total liabilities and shareholders’ equity	$345,217	$1,236,106	$651,685	$(447,804)	$1,785,204

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

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended October 1, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$272,432	$139,375	$—	$411,807
Cost of sales	—	(268,982)	(120,171)	—	(389,153)
Gross profit	—	3,450	19,204	—	22,654
Selling, general and administrative expenses	—	(19,427)	(5,769)	—	(25,196)
Restructuring charges	—	(257)	(111)	—	(368)
Operating profit (loss)	—	(16,234)	13,324	—	(2,910)
Other expense, net:
Interest expense	—	(24,706)	(1,971)	—	(26,677)
Preferred stock dividends and accretion	(7,286)	—	—	—	(7,286)
Equity loss from affiliates	(2,344)	—	—	—	(2,344)
Other, net	—	(2,365)	(176)	—	(2,541)
Other expense, net	(9,630)	(27,071)	(2,147)	—	(38,848)
Income (loss) from continuing operations before income taxes	(9,630)	(43,305)	11,177	—	(41,758)
Income tax expense (benefit)	—	(1,810)	4,459	—	2,649
Income (loss) from continuing operations	(9,630)	(41,495)	6,718	—	(44,407)
Loss from discontinued operations, net of tax	—	(201)	—	—	(201)
Loss on discontinued operations, net of tax	—	(1,686)	—	—	(1,686)
Equity in net income of subsidiaries	(36,664)	6,718	—	29,946	—
Earnings (loss) attributable to common stock	$(46,294)	$(36,664)	$6,718	$29,946	$(46,294)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Three Months Ended October 2, 2005
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$324,789	$118,048	$—	$442,837
Cost of sales	—	(305,662)	(96,882)	—	(402,544)
Gross profit	—	19,127	21,166	—	40,293
Selling, general and administrative expenses	—	(23,148)	(7,146)	—	(30,294)
Restructuring charges	—	(113)	(28)	—	(141)
Operating profit (loss)	—	(4,134)	13,992	—	9,858
Other expense, net:
Interest expense	—	(22,096)	(373)	—	(22,469)
Preferred stock dividends and accretion	(5,765)	—	—	—	(5,765)
Equity income from affiliates	60	—	—	—	60
Other, net	—	(2,055)	(730)	—	(2,785)
Other expense, net	(5,705)	(24,151)	(1,103)	—	(30,959)
Income (loss) from continuing operations before income taxes	(5,705)	(28,285)	12,889	—	(21,101)
Income tax benefit	—	(8,335)	(209)	—	(8,544)
Income (loss) from continuing operations	(5,705)	(19,950)	13,098	—	(12,557)
Loss from discontinued operations, net of tax	—	(2,350)	—	—	(2,350)
Loss on discontinued operations, net of tax	—	(323)	—	—	(323)
Equity in net income of subsidiaries	(9,525)	13,098	—	(3,573)	—
Earnings (loss) attributable to common stock	$(15,230)	$(9,525)	$13,098	$(3,573)	$(15,230)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Nine Months Ended October 1, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$981,239	$440,440	$—	$1,421,679
Cost of sales	—	(934,810)	(368,168)	—	(1,302,978)
Gross profit	—	46,429	72,272	—	118,701
Selling, general and administrative expenses	—	(65,436)	(17,613)	—	(83,049)
Restructuring charges	—	(355)	(415)	—	(770)
Operating profit (loss)	—	(19,362)	54,244	—	34,882
Other expense, net:
Interest expense	—	(71,161)	(3,627)	—	(74,788)
Preferred stock dividends and accretion	(22,883)	—	—	—	(22,883)
Equity loss from affiliates	(695)	—	—	—	(695)
Other, net	—	(6,180)	(6,181)	—	(12,361)
Other expense, net	(23,578)	(77,341)	(9,808)	—	(110,727)
Income (loss) from continuing operations before income taxes	(23,578)	(96,703)	44,436	—	(75,845)
Income tax expense (benefit)	—	(1,252)	14,371	—	13,119
Income (loss) from continuing operations	(23,578)	(95,451)	30,065	—	(88,964)
Loss from discontinued operations, net of tax	—	(638)	—	—	(638)
Loss on discontinued operations, net of tax	—	(8,548)	—	—	(8,548)
Equity in net income of subsidiaries	(74,572)	30,065	—	44,507	—
Earnings (loss) attributable to common stock	$(98,150)	$(74,572)	$30,065	$44,507	$(98,150)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Operations
Nine Months Ended October 2, 2005
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$1,057,925	$380,889	$—	$1,438,814
Cost of sales	—	(977,056)	(308,847)	—	(1,285,903)
Gross profit	—	80,869	72,042	—	152,911
Selling, general and administrative expenses	—	(66,038)	(20,110)	—	(86,148)
Restructuring charges	—	(1,502)	(258)	—	(1,760)
Operating profit	—	13,329	51,674	—	65,003
Other expense, net:
Interest expense	—	(65,208)	(1,541)	—	(66,749)
Preferred stock dividends and accretion	(16,798)	—	—	—	(16,798)
Equity income from affiliates	1,641	—	—	—	1,641
Other, net	—	(7,661)	1,280	—	(6,381)
Other expense, net	(15,157)	(72,869)	(261)	—	(88,287)
Income (loss) from continuing operations before income taxes	(15,157)	(59,540)	51,413	—	(23,284)
Income tax expense (benefit)	—	(20,915)	12,518	—	(8,397)
Income (loss) from continuing operations	(15,157)	(38,625)	38,895	—	(14,887)
Loss from discontinued operations, net of tax	—	(3,460)	—	—	(3,460)
Loss on discontinued operations, net of tax	—	(323)	—	—	(323)
Equity in net income of subsidiaries	(3,513)	38,895	—	(35,382)	—
Earnings (loss) attributable to common stock	$(18,670)	$(3,513)	$38,895	$(35,382)	$(18,670)

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 1, 2006
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$—	$(100,672)	$71,862	$—	$(28,810)
Cash flows from investing activities:
Capital expenditures	—	(43,043)	(15,990)	—	(59,033)
Repurchase of leased assets	—	(40,047)	—	—	(40,047)
Proceeds from sale of discontinued operations	—	69,058	—	—	69,058
Proceeds from sale of fixed assets	—	922	—	—	922
Investing cash flows used for discontinued operations	—	(2,513)	—	—	(2,513)
Net cash used for investing activities	—	(15,623)	(15,990)	—	(31,613)
Cash flows from financing activities:
Proceeds of term loan facilities	—	58,900	—	—	58,900
Principal payments of term loan facilities	—	(25,473)	—	—	(25,473)
Proceeds of revolving credit facility	—	293,376	—	—	293,376
Principal payments of revolving credit facility	—	(245,639)	—	—	(245,639)
Proceeds of swingline credit facility (net)	—	(9,605)	—	—	(9,605)
Proceeds of other debt	—	—	4,829	—	4,829
Principal payments of other debt	—	(1,597)	(6,059)	—	(7,656)
Capitalization of debt financing fees	—	(6,884)	—	—	(6,884)
Net cash provided by (used for) financing activities	—	63,078	(1,230)	—	61,848
Effect of exchange rates on cash	—	—	238	—	238
Change in intercompany accounts	—	53,217	(53,217)	—	—
Net increase in cash	—	—	1,663	—	1,663
Cash and cash equivalents, beginning of period	—	—	3,687	—	3,687
Cash and cash equivalents, end of period	$—	$—	$5,350	$—	$5,350

METALDYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Guarantor/Non-Guarantor
Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 2, 2005
(Unaudited)

	(In thousands)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$9,560	$72,750	$—	$82,310
Cash flows from investing activities:
Capital expenditures	—	(53,733)	(22,551)	—	(76,284)
Proceeds from sale/leaseback of fixed assets	—	21,588	—	—	21,588
Reimbursement from acquisition of business, net of cash received	—	7,960	—	—	7,960
Proceeds from sale of fixed assets	—	82	—	—	82
Investing cash flows used for discontinued operations	—	(8,749)	—	—	(8,749)
Net cash used for investing activities	—	(32,852)	(22,551)	—	(55,403)
Cash flows from financing activities:
Principal payments of term loan facilities	—	(442)	—	—	(442)
Proceeds of revolving credit facility	—	265,000	—	—	265,000
Principal payments of revolving credit facility	—	(278,542)	—	—	(278,542)
Proceeds of other debt	—	—	4,844	—	4,844
Principal payments of other debt	—	(2,086)	(8,746)	—	(10,832)
Financing cash flows used for discontinued operations	—	(135)	—	—	(135)
Net cash used for financing activities	—	(16,205)	(3,902)	—	(20,107)
Effect of exchange rates on cash	—	—	(500)	—	(500)
Change in intercompany accounts	—	39,497	(39,497)	—	—
Net increase in cash	—	—	6,300	—	6,300
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$6,300	$—	$6,300

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Concerning Forward-Looking Statements and Certain Risks Related to Our Business and Our Company—Safe Harbor Statements

You should read the following discussion together with the Company’s consolidated financial statements and the notes to those financial statements, which are included in this report. This report including without limitation this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates, and assumptions, and its views about the Company’s future performance, its financial condition, its markets and many other matters that are based on information available at the time of the statement. All statements, other than statements of historical fact, included in this Form 10-Q report (“Quarterly Report”) regarding Metaldyne’s strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are not guarantees of future performance and involve numerous assumptions, risks, uncertainties and other factors, including those set forth below, which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

Important factors that could cause actual results, performance or achievements to vary materially from those expressed or implied by the forward-looking statements included in this Quarterly Report include, but are not limited to, general economic conditions in the markets in which we operate and industry-based factors such as:

•       Dependence on automotive industry and industry cyclicality;

•       Our high degree of customer concentration;

•       Customer and critical employee retention;

•       Our ability to manage any impact from declines in North American automobile and light truck builds;

•       Failure to recover increased raw material or energy costs;

•       Increases in costs due to our supply base;

•  The impact of changing technology;

•       Our ability to address strategic opportunities and challenges;

•       Dependence on key personnel and relationships;

•       Labor stoppages affecting OEMs;

•       Whether customer outsourcing trends will be favorable;

•       Risks of product liability and warranty claims; and

•       Risks related to environmental matters.

In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Quarterly Report such as:

•       Risks related to our planned merger with a subsidiary of Asahi Tec Corporation (the “Merger”), including any potential delay in or failure to complete the Merger, whether due to a failure to complete the related financings, the note tender offer, the consent solicitations or otherwise;

•       Unexpected delays or conditions in the receipt of regulatory and other third party consents and approvals for the Merger (including from U.S., German and French antitrust authorities);

•       Any failure to timely consummate, implement and execute the Merger plans;

•       Our high degree of substantial leverage and risks attendant to our ability to service debt;

•       Adequacy of our liquidity to finance our capital expenditures and other cash requirements;

•       Substantial restrictions and covenants imposed by our credit facility and debt instruments such as substantial capital requirements limitations;

•       Risks related to international sales;

•       Control by our principal stockholder, Heartland Industrial Partners, L.P. and its affiliated funds;

•       Our industries are highly competitive and competition may increase in response to the announcement of the Merger;

•       Our ability to continually implement internal control improvements; and

•       Our ability to identify and integrate attractive acquisitions and achieve the intended benefits.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time. See the cautionary statements included under Item 1A “Risk Factors” in our 2005 Form 10-K for a more detailed discussion of certain of the factors that could cause our actual results to differ materially from those included in the forward-looking statements. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations and ability to make payments on our outstanding debt. On May 16, 2006, the UAW announced that its membership had authorized a strike should Delphi Corporation unilaterally impose changes to its labor agreements. As discussed in our “Risk Factors” in our 2005 Form 10-K, this could seriously impact the profitability of our business.

There are few published independent sources for data related to market share for many of our products. To the extent information is not obtained or derived from independent sources, we have expressed our belief on such matters based on our own internal analyses and estimates of our and our competitors’ products and capabilities. We note that many of the industries in which we compete are characterized by competition among a small number of large suppliers. Industry publications and surveys and forecasts that we have used generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying assumptions or bases for any such information. In general, when we say we are a “leader” or a “leading” manufacturer or make similar statements about ourselves, we are expressing our belief that we formulated principally from our estimates and experiences in, and knowledge of, the markets in which we compete. In some cases, we possess independent data to support our position, but that data may not be sufficient in isolation for us to reach the conclusions that we have reached without our knowledge of our markets and businesses.

Executive Summary

We are a leading global manufacturer of highly engineered metal components for the global light vehicle market with 2005 sales of approximately $1.9 billion. We operate two segments focused on the global light vehicle market. The Chassis and Powertrain segments manufacture, design, engineer and assemble metal-formed and precision-engineered components and modular systems used in the powertrain and chassis of vehicles. We serve approximately 200 automotive and industrial customers and our top ten customers represent approximately 70% of total 2005 sales. Prior to November 2000, we were a public company. Since we were acquired in November 2000 by a private investor group, we have actively pursued opportunities for internal growth and strategic acquisitions that were unavailable to us when the majority of our shares were publicly traded. Since November 2000, we have completed four acquisitions—Simpson in December 2000, GMTI effective January 2001, Dana Corporation’s Greensboro, NC operation in May 2003, and DaimlerChrysler’s New Castle, IN operation at the beginning of our fiscal 2004. Each of these acquisitions has added to the full service, integrated metal supply capabilities of our automotive operations. Additionally, we split off our non-automotive operations, divesting our former TriMas subsidiary in June 2002, our Fittings operation in April 2003 and two aluminum die casting facilities in February 2004. On March 10, 2006, we completed the divestiture of our North American Forging Operations (“North American Forging” or “Forging Operations”).

Key Factors Affecting our Reported Results

We operate in extremely competitive markets. Our customers select us based upon numerous factors including technology, quality and price. Supplier selection is generally finalized several years prior to the start of vehicle production and as a result, business that we win will generally not start production for two years or beyond. In addition, our results are heavily dependent on global vehicle production, and in particular the North American vehicle production of the Big 3 domestic manufacturers (DaimlerChrysler, Ford and General Motors). Our customers generally request that we offer annual efficiency related price decreases on products we sell them. Critical factors to be successful in this market include global low cost production facilities, leading service and parts quality, and differentiated product and process technology. Accordingly, we focus on managing our global manufacturing footprint in line with our customer needs and local market manufacturing cost differences, improving operating efficiency and production quality of our plants, fixing or eliminating unprofitable facilities and reducing our overall material costs. In addition, we spend considerable time and resources developing new technology and products to enhance performance and/or decrease cost of the products we sell to our customers. See “Results of Operations” for more details as to the factors that affect year over year performance.

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

We define Adjusted EBITDA as income (loss) from continuing operations and before interest, taxes, depreciation, amortization, asset impairment, loss on disposition of manufacturing equipment or facilities and non-cash losses on sale-leaseback of property and equipment. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing, our management analyzes these costs to evaluate underlying business performance. Caution must be exercised in analyzing these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

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

The following is a reconciliation of our Adjusted EBITDA to net loss for the three and nine months ended October 1, 2006 and October 2, 2005:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net income (loss)	$(46,294)	$(15,230)	$(98,150)	$(18,670)
Income tax expense (benefit)	2,649	(8,544)	13,119	(8,397)
Loss from discontinued operations, net of tax	201	2,350	638	3,460
Loss on discontinued operations, net of tax	1,686	323	8,548	323
Interest expense	26,677	22,469	74,788	66,749
Depreciation and amortization in operating profit	30,719	27,935	96,474	80,481
Preferred stock dividends and accretion	7,286	5,765	22,883	16,798
Equity income (loss) from affiliates	2,344	(60)	695	(1,641)
Certain items within Other, Net(1)	2,377	3,174	10,587	8,212
Total Company Adjusted EBITDA from continuing operations	$27,645	$38,182	$129,582	$147,315

(1)                Reconciliation of Other, Net Included in the Consolidated Statement of Operations:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Items excluded from Adjusted EBITDA (amortization of financing fees and A/R securitization fees)	$2,377	$3,174	$10,587	$8,212
Items included in Adjusted EBITDA (includes foreign currency, royalties and interest income)	164	(389)	1,774	(1,831)
Total other, net	$2,541	$2,785	$12,361	$6,381

The following is a reconciliation of our Adjusted EBITDA to operating cash flow for the nine months ended October 1, 2006 and October 2, 2005:

	(In thousands)
	2006	2005
Operating cash flow	$(28,810)	$82,310
Net (proceeds of) reduction from accounts receivable securitization facility	45,634	(63,390)
Change in certain short-term assets and liabilities	14,564	50,402
Cash paid for interest	61,394	54,813
Cash paid (refunded) for income taxes, net	21,035	8,559
Change in long-term assets	1,374	1,624
Change in long-term liabilities	14,274	13,285
Certain other items	5,724	5,063
Loss on fixed asset dispositions	(8,290)	(1,460)
Curtailment gain (loss) on elimination of certain benefits	(165)	7,123
Issuance of stock options	(150)	—
Operating cash flows from discontinued operations	2,998	(11,014)
Total Company Adjusted EBITDA from continuing operations	$129,582	$147,315

The following details certain items relating to our consolidation, restructuring and integration efforts and other charges not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA for the three and nine months ended October 1, 2006 and October 2, 2005:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Restructuring charges	$(368)	$(141)	$(770)	$(1,760)
Fixed asset losses	(462)	(1,128)	(8,290)	(1,460)
Foreign currency gains (losses)	(502)	69	(2,127)	420
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain plan benefits	—	2,434	(165)	7,091
Transaction expenses related to the planned merger	(1,645)	—	(3,311)	—

Discontinued Operations

On March 10, 2006, we completed the divestiture of our Forging Operations, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for North American Forging for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of North American Forging have been reclassified as assets and liabilities of discontinued operations in our consolidated balance sheet at January 1, 2006.

Results of Operations

Quarter Ended October 1, 2006 versus October 2, 2005

The below results represent activity from our continuing operations for the three months ended October 1, 2006 and October 2, 2005.

Net Sales.   Net sales by segment and in total for the three months ended October 1, 2006 and October 2, 2005 were:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$203,919	$234,465
Powertrain Segment	207,888	208,372
Total Company	$411,807	$442,837

Our third quarter 2006 net sales were $411.8 million versus third quarter 2005 net sales of $442.8 million. The primary driver of the $31.0 million decrease in our 2006 sales was approximately $45.0 million of volume reductions net of new business. Volume declines of approximately $35.0 million within our Chassis segment and approximately $10.0 million in our Powertrain segment were primarily the result of a 12% decrease in North American vehicle production from our three largest customers (DaimlerChrysler, Ford and General Motors) during the quarter, which includes a 21% production decline by our largest customer, DaimlerChrysler. These volume declines were offset by an approximate $9.0 million increase in sales reflecting higher material costs passed onto our customers and approximately $4.0 million of favorable movements in foreign exchange.

Gross Profit.   Gross profit by segment and in total for the three months ended October 1, 2006 and October 2, 2005 were:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$10,206	$16,584
Powertrain Segment	15,489	24,123
Corporate/centralized resources	(3,041)	(414)
Total Company	$22,654	$40,293

Our gross profit was $22.7 million, or 5.5% of net sales, for 2006 compared to $40.3 million, or 9.1% of net sales, for 2005. The decrease of $17.6 million is primarily attributable to $8.6 million in lost profits due to the sales reduction discussed above; $2.8 million increase in depreciation and amortization expense; $2.0 million reduction in postretirement medical curtailment gains; and $4.0 million in launch related costs in our Powertrain segment. Additionally, raw material price increases of $1.3 million that were not offset by sales increases and $2.0 million in contested price premiums charged by a supplier were successfully offset through net cost reductions in our operations and a $2.5 million reduction in lease expenses resulting from our early buyout of several operating leases earlier in 2006.

Selling, General and Administrative.   Selling, general and administrative expense was $25.2 million, or 6.1% of net sales, for 2006 compared to $30.3 million, or 6.8% of sales, in 2005. The 2005 expense was benefited by a $0.4 million curtailment gain related to reduction of certain postretirement medical benefits. By comparison, the 2006 expense was benefited by several factors including a $0.4 million reduction in Sarbanes-Oxley Section 404 related expenditures, an approximate $1.5 million reduction in commercial support activities driven by restructuring efforts in late 2005, an approximate $1.5 million decrease in various corporate expenses such as finance and information technology and a $3.6 million reduction in various items such as workers compensation, health care and incentive compensation expense. These savings were partially offset by approximately $1.6 million of expenses to support our planned merger with a subsidiary of Asahi Tec Corporation as explained further in Note 16 to our consolidated financial statements.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the three months ended October 1, 2006 and October 2, 2005 was:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$12,319	$12,783
Powertrain Segment	16,273	12,870
Corporate/centralized resources	2,127	2,282
Total Company	$30,719	$27,935

The net increase in depreciation and amortization of approximately $2.8 million is primarily attributable to additional depreciation on the leased assets repurchased during the first and second quarter of 2006 as well as the impact of large investments in several of our powertrain technologies in 2005.

Operating Profit (Loss).   Operating profit (loss) was $(2.9) million, or (0.7)% of sales, for the third quarter of 2006 compared to $9.9 million, or 2.2% of sales, for the same period in 2005. The $12.8 million decrease is principally explained by the factors discussed above, including the $17.6 million reduction in gross profit offset by the $5.1 million decrease in selling general and administrative expenses. Operating profit by segment for the three months ended October 1, 2006 and October 2, 2005 is as follows:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$67	$6,156
Powertrain Segment	4,107	11,239
Corporate/centralized resources	(7,084)	(7,537)
Total Company	$(2,910)	$9,858

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section above. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA decreased to $27.6 million in the third quarter of 2006 from $38.2 million during the same period in 2005. The primary drivers of this decrease are explained above in the operating profit and depreciation and amortization discussions and will be further detailed in the segment detail that follows. Additionally, other, net expenses decreased $0.3 million, primarily due to various decreases in foreign receivable factoring fees and tooling amortization, offset by an increase in foreign currency losses. Adjusted EBITDA by segment for the three months ended October 1, 2006 and October 2, 2005 is as follows:

	(In thousands)
	Three Months Ended	Three Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$12,300	$18,924
Powertrain Segment	20,349	24,197
Corporate/centralized resources	(5,004)	(4,939)
Total Company	$27,645	$38,182
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(368)	$(141)
Fixed asset disposal losses	(462)	(1,128)
Foreign currency gains (losses)	(502)	69
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain benefits	—	2,434
Transaction expenses related to the planned merger	(1,645)	—

Interest Expense.   Interest expense increased from $22.5 million in the third quarter of 2005 to $26.7 million in the third quarter of 2006. This $4.2 million increase is principally due to an approximate 1.9% increase in the interest rate on our variable rate senior debt facilities resulting from increases in LIBOR.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $0.3 million in each of 2006 and 2005) were $7.3 million in the third quarter of 2006 as compared to $5.8 million in the third quarter of 2005. This increase is due to the compounded interest on dividends not yet remitted to the shareholders. Preferred stock dividends are included in “other expense, net” in our consolidated statement of operations.

Equity Income (Loss) from Affiliates.   Equity income (loss) from affiliates decreased from income of $0.1 million in the third quarter of 2005 to a loss of $2.3 million in the third quarter of 2006, due to the operating results of our equity affiliate.

Other, Net.   Other, net decreased by $0.3 million from a loss of $2.8 million in the third quarter of 2005 to a loss of $2.5 million in the third quarter of 2006. This decrease is due to various decreases in foreign receivable factoring fees, tooling amortization and other miscellaneous expenses, offset by an increase in foreign currency losses.

Taxes.   The provision for income taxes for the third quarter of 2006 was an expense of $2.6 million as compared with a benefit of $8.5 million for the third quarter of 2005. In the third quarter of 2006, no benefit was recognized for the U.S. operating loss and the foreign effective rate was 24.2%, compared to a U.S. effective rate of 31.4% and a foreign effective rate of 17.9% in the third quarter of 2005. Due to uncertainties related to our ability to utilize existing net operating losses, it was management’s decision to record an increase to the valuation allowance against our domestic operation’s net deferred tax assets. As a result, we increased the valuation allowance against our deferred tax assets of our domestic continuing operations by $19.3 million in the third quarter of 2006. In the event that deferred tax assets are realizable in the future in excess of the net recorded valuation allowance, an adjustment to the deferred tax asset will increase the tax benefit in the period such determination is made.

Loss from Discontinued Operations.   The loss from discontinued operations decreased $2.2 million from a loss of $2.4 million in the third quarter of 2005 to a loss of $0.2 million in the third quarter of 2006. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Loss on Discontinued Operations.   The loss on discontinued operations increased $1.4 million from a loss of $0.3 million in the third quarter of 2005 to a loss of $1.7 million in the third quarter of 2006. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Segment Information.

Chassis Segment.   Sales for our Chassis segment were $203.9 million in the third quarter of 2006 versus $234.5 million in the third quarter of 2005. Net sales decreased $30.5 million primarily due to approximately $35.0 million in volume declines net of new business, offset by approximately $2.0 million related to changes in foreign exchange rates and approximately $2.0 million in increased raw material price movements that were reimbursed from our customers. The sales decrease of 13.1% was primarily driven by the 21% reduction in DaimlerChrysler’s third quarter production in North America as DaimlerChrysler represents over 50% of the segment’s sales. Contributing over $9.0 million to the segment’s sales decline was DaimlerChrysler’s changeover of its JR platform, which ended production in May 2006. We have been awarded the replacement business for the JR, which began production in August 2006. Operating profit for the segment decreased from $6.2 million in the third quarter of 2005 to $0.1 million in the third quarter of 2006. The $6.1 million decrease is primarily due to approximately $6.9 million in lost profits from the sales reduction discussed above, offset by lease savings of $0.6 million and a $0.5 million reduction in depreciation and amortization expense. The remaining variance relates to cost reductions in our operations that slightly exceeded an approximate $2.0 million in contested price premiums charged by a supplier. Adjusted EBITDA decreased to $12.3 million versus $18.9 million in the prior year due to the aforementioned reasons.

	(In thousands)
	Three Months Ended	Three Months Ended
Chassis Segment	October 1, 2006	October 2, 2005
Sales	$203,919	$234,465
Operating profit	$67	$6,156
Depreciation and amortization	12,319	12,783
Foreign currency gains (losses)	(86)	(15)
Adjusted EBITDA	$12,300	$18,924
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(185)	$(30)
Fixed asset gains (losses)	(69)	(57)

Powertrain Segment.   Sales for our Powertrain segment decreased in the third quarter of 2006 to $207.9 million versus $208.4 million in the third quarter of 2005. The primary driver of the $0.5 million decrease in sales is due to approximately $10.0 million in volume reductions net of new business, primarily from our Big Three customers (DaimlerChrysler, Ford and General Motors), offset by approximately $2.0 million related to changes in foreign exchange rates and approximately $7.0 million in sales increases to our customers associated with the recovery of material cost increases. Operating profit decreased from $11.2 million to $4.1 million in 2006. The decrease is due to a number of factors, including launch associated costs ($4.0 million); increase in depreciation and amortization expense ($3.4 million); volume reductions

($1.7 million); and increased material costs (primarily aluminum) not recovered from our customers ($1.3 million). These were offset by approximately $1.9 million in reduced lease expense from the early buyout of three operating leases in the first half of 2006, $1.1 million in net cost reductions and a $0.5 million reduction in fixed asset losses. Adjusted EBITDA decreased from $24.2 million in the third quarter of 2005 to $20.3 million in 2006 due to the aforementioned items, offset by a $3.4 million increase in depreciation and amortization expense.

	(In thousands)
	Three Months Ended	Three Months Ended
Powertrain Segment	October 1, 2006	October 2, 2005
Sales	$207,888	$208,372
Operating profit	$4,107	$11,239
Depreciation and amortization	16,273	12,870
Foreign currency gains (losses)	(31)	88
Adjusted EBITDA	$20,349	$24,197
Memo: Additional amounts included in calculation of adjusted EBITDA:
Restructuring charges	$(108)	$(42)
Fixed asset gains (losses)	(15)	(563)

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $5.0 million in the third quarter of 2006 versus a loss of $4.9 million in the same period in 2005. Third quarter 2005 expense was benefited by a $2.4 million  postretirement medical curtailment benefit, while the 2006 third quarter expense was negatively impacted by $1.6 million of transaction expenses associated with the planned merger with a subsidiary of Asahi Tec Corporation (as described in Note 16 to the consolidated financial statements).   However, these items were offset in 2006 through an approximate $1.5 million reduction in corporate expenses such as finance and information technology and a $0.4 million reduction in Sarbanes-Oxley Section 404 expenditures. The remaining difference is primarily explained by reductions in various expenses for items such as workers’ compensation, health care and incentive compensation. Operating profit decreased by $0.5 million in 2006 due to the factors discussed above plus an approximate $0.4 million increase in foreign currency losses.

	(In thousands)
	Three Months Ended	Three Months Ended
Corporate/Centralized Resources	October 1, 2006	July 3, 2005
Operating profit	$(7,084)	$(7,537)
Depreciation and amortization	2,127	2,282
Foreign currency gains (losses)	(385)	(4)
Other, net	338	320
Adjusted EBITDA	$(5,004)	$(4,939)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(75)	$(69)
Fixed asset gains (losses)	(378)	(508)
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain plan benefits	—	2,434
Transaction expenses related to the planned merger	(1,645)	—

Nine Months Ended October 1, 2006 versus October 2, 2005

The below results represent activity from our continuing operations for the nine months ended October 1, 2006 and October 2, 2005.

Net Sales.   Net sales by segment and in total for the nine months ended October 1, 2006 and October 2, 2005 were:

	(In thousands)
	Nine Months Ended	Nine Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$725,138	$766,057
Powertrain Segment	696,541	672,757
Total Company	$1,421,679	$1,438,814

Net sales for the first nine months of 2006 were $1,421.7 million versus $1,438.8 million for the first nine months of 2005. The primary driver of the decrease in our 2006 sales was the significantly lower production levels of the North America Big 3 domestic manufacturers, down 3%, resulting in approximately $34.4 million sales volume decrease (or 2.6%) which was offset by $16.6 million in sales increases to our customers associated with the recovery of material cost increases. Foreign exchange losses account for an approximate $1.7 million decrease in sales for the period.

Gross Profit.   Gross profit by segment and in total for the nine months ended October 1, 2006 and October 2, 2005 were:

	(In thousands)
	Nine Months Ended	Nine Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$53,744	$62,048
Powertrain Segment	70,177	95,917
Corporate/centralized resources	(5,220)	(5,054)
Total Company	$118,701	$152,911

Our gross profit was $118.7 million or 8.3% of net sales for 2006 compared to $152.9 million or 10.6% of net sales for 2005. The decrease of $34.2 million is primarily driven by approximately $13.7 million of charges associated with the early buyout of operating leases transacted in March and April of 2006, (consisting of approximately $8.0 million in additional amortization expense, $5.0 million of additional depreciation and a $3.7 million fixed asset loss, offset somewhat by a $3.0 million reduction in lease expense).  Other factors negatively affecting gross profit in the first nine months include $6.9 million of launch related costs in the Powertrain segment (which includes $2.2 million to launch a new plant in Suzhou, China), $5.0 million due to the sales reductions discussed above and $3.0 million increase in depreciation and amortization expense. Further, the 2005 comparative amount includes $4.3 million due to a one-time benefit in postretirement medical curtailment gains in 2005. Another driver of the decrease was a $3.4 million increase in raw material pricing relating to the lag in our pricing adjustments to customers for associated increases in raw material costs and a $2.1 million contested price premium from a supplier. Several other negative factors impacted the first nine months of 2006, such as a $3.1 million increase in fixed asset losses, but these items were more than offset by cost reductions achieved in the operations.

Selling, General and Administrative.   Selling, general and administrative expense was $83.0 million, or 5.8% of net sales, for 2006 compared to $86.1 million, or 6.0% of sales, in 2005. Several of our savings initiatives in selling, general and administrative expenses were mitigated by approximately $3.3 million of legal and administrative expenses to support our planned merger with a subsidiary of Asahi Tec Corporation (see Note  16 to the consolidated financial statements) and $2.8 million due to a one-time benefit in postretirement medical curtailment gains from 2005. In 2006, we continue to benefit from prior year restructuring efforts of approximately $3.5 million from the consolidation of segments from three to two and the allocation of sales and procurement to the operating groups. We also benefited from an approximate $2.6 million decrease in workers’ compensation, health care and incentive compensation expense. We continue to benefit from reduced spending in various home office departments such as a $1.0 million decrease in information technologies.

Depreciation and Amortization.   Depreciation and amortization expense by segment and in total for the nine months ended October 1, 2006 and October 2, 2005 was:

	(In thousands)
	Nine Months Ended	Nine Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$40,195	$36,813
Powertrain Segment	51,311	36,943
Corporate/centralized resources	4,968	6,725
Total Company	$96,474	$80,481

The net increase in depreciation and amortization of approximately $15.9 million is primarily attributable to an $8.0 million increase in amortization of deferred losses and an approximate $5.0 million increase in additional depreciation due to the repurchase of leased assets during the first half of 2006. Recent capital spending accounts for the remaining increase in depreciation expense.

Operating Profit.   Operating profit was $34.9 million, or 2.5% of sales, for the first nine months of 2006 compared to $65.0 million, or 4.5% of sales, for the same period in 2005. The $30.1 million decrease is principally explained by the factors discussed above. Decreased gross profit results of $34.2 million were offset by approximately $3.1 million of savings in selling, general and administrative expenses such as restructuring actions in 2005. Operating profit by segment for the nine months ended October 1, 2006 and October 2, 2005 is as follows:

	(In thousands)
	Nine Months Ended	Nine Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$21,387	$28,761
Powertrain Segment	31,931	55,342
Corporate/centralized resources	(18,436)	(19,100)
Total Company	$34,882	$65,003

Adjusted EBITDA.   Management reviews our segment operating results based upon the Adjusted EBITDA definition as discussed in the “Key Indicators of Performance (Non-GAAP Financial Measures)” section. Accordingly, we have separately presented such amounts in the table below. Adjusted EBITDA decreased to $129.6 million in the first nine months of 2006 from $147.3 million during the same period in 2005. The primary drivers of this decrease, as explained above in the gross profit and selling, general and administrative discussions, are due to increased fixed asset losses and a one-time benefit in postretirement medical curtailment gains in 2005 of approximately $6.8 million and $7.2 million, respectively. Additional details are discussed further in the segment discussions that follow. Adjusted EBITDA by segment for the nine months ended October 1, 2006 and October 2, 2005 is as follows:

	(In thousands)
	Nine Months Ended	Nine Months Ended
Segment	October 1, 2006	October 2, 2005
Chassis Segment	$60,974	$65,567
Powertrain Segment	82,754	92,712
Corporate/centralized resources	(14,146)	(10,964)
Total Company	$129,582	$147,315
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(770)	$(1,760)
Fixed asset disposal losses	(8,290)	(1,460)
Foreign currency gains (losses)	(2,127)	420
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain benefits	(165)	7,091
Transaction expenses related to the planned merger	(3,311)	—

Interest Expense.   Interest expense increased from $66.7 million in the first nine months of 2005 to $74.8 million in the same period of 2006. This $8.0 million increase is principally due to an approximate 2.0% increase in the interest rate on our variable rate senior debt facilities resulting from increases in LIBOR.

Preferred Stock Dividends.   Preferred stock dividends (including accretion of $0.8 million in each of 2006 and 2005) were $22.9 million in the first nine months of 2006 as compared to $16.8 million in the first nine months of 2005. This increase is attributable to additional expense of approximately $2.1 million associated with the correction of historical accretion of dividend expense. The remaining increase is primarily due to the compounded interest on dividends not yet remitted to the shareholders. Preferred stock dividends are included in “other expense, net” in our consolidated statement of operations.

Equity Income (Loss) from Affiliates.   Equity income (loss) from affiliates was approximately $(0.7) million and $1.6 million in the first nine months of 2006 and 2005, respectively, due to the operating results of our equity affiliate.

Other, Net.   Other, net increased by $6.0 million to a loss of $12.4 million in the first nine months of 2006 compared to a loss of $6.4 million in the same period of 2005. The primary reason for the increase was an approximate $1.5 million increase in amortization of capitalized financing costs, $2.6 million increase in foreign currency losses and an increase of $1.7 million in expenses primarily associated with our accounts receivable securitization and foreign receivable factoring fees.

Taxes.   The provision for income taxes for the first nine months of 2006 was an expense of $13.1 million as compared with a benefit of $8.4 million for the same period of 2005. For the first nine months of 2006, no benefit was recognized for the U.S. operating loss and the foreign effective rate was 29.1%, compared to a U.S. effective rate of 28.9% and a foreign effective rate of 25.7% for the first nine months of 2005. Due to uncertainties related to our ability to utilize our existing net operating losses, it was management’s decision to record an increase to the valuation allowance against our domestic operation’s net deferred tax assets. As result, we increased our valuation allowance against the deferred tax assets of our domestic operations by $40.5 million in the first nine months of 2006, which is comprised of (i) $37.3 million for continuing operations; (ii) $0.2 million for discontinued operations; and (iii) $3.0 million for the loss on discontinued operations for the first nine months of 2006. In the event that deferred tax assets are realizable in the future in excess of the net recorded valuation allowance, an adjustment to the deferred tax asset will increase the tax benefit in the period such determination is made.

The tax benefit of $0.2 million for loss from discontinued operations is fully offset by a $0.2 million valuation allowance recorded for the first nine months of 2006.

The tax benefit of $3.0 million for the loss on discontinued operations is fully offset by a $3.0 million valuation allowance recorded for the first nine months of 2006.

Loss from Discontinued Operations.   The loss from discontinued operations decreased $2.9 million from a loss of $3.5 million in the first nine months of 2005 to a loss of $0.6 million in the first nine months of 2006. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Loss on Discontinued Operations.   We recorded a loss of $8.5 million related to the March 10, 2006 sale of the Forging Operations. See Note 8, Discontinued Operations, to our consolidated financial statements for additional discussion.

Segment Information.

Chassis Segment.   Sales for our Chassis segment were $725.1 million in the first nine months of 2006 versus $766.1 million in the same period of 2005. Net sales decreased approximately $40.9 million, or 5.7%, primarily due to a $44.0 million in volume decline. Contributing to the $44.0 volume decline was approximately $11.9 million decrease in the DaimlerChrysler JR platform due to a line shutdown for a vehicle changeover. We have been awarded the replacement business on the new platform. As DaimlerChrysler represents over 50% of the segment’s sales, the main driver to its sales reduction was a 5.6% reduction in DaimlerChrysler’s production in North America for the first nine months of 2006 versus 2005. Foreign exchange rates decreased sales by approximately $1.6 million, but this was more than offset by increased raw material price movements that were reimbursed from our customers. Operating profit for the segment decreased from $28.8 million in the first nine months of 2005 to $21.4 million in the first nine months of 2006. Of the $7.4 million decrease in profits, approximately $6.7 million of the decrease is due to the sales reduction discussed above. Several other factors during the first nine months of 2006, including $5.8 million in fixed asset losses, $3.4 million in depreciation and amortization and a $2.1 million contested price premium charged by a supplier, were offset by a $3.1 million gain from the successful resolution of a commercial dispute with a customer and additional cost reductions in the operations. Adjusted EBITDA decreased from $65.6 million in 2005 to $61.0 million in 2006 primarily due to the aforementioned items.

	(In thousands)
	Nine Months Ended	Nine Months Ended
Chassis Segment	October 1, 2006	October 2, 2005
Sales	$725,138	$766,057
Operating profit	$21,387	$28,761
Depreciation and amortization	40,195	36,813
Foreign currency gains (losses)	(608)	(7)
Adjusted EBITDA	$60,974	$65,567
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$(324)	$(241)
Fixed asset gains (losses)	(5,835)	(26)

Powertrain Segment.   Sales for our Powertrain segment increased in the first nine months of 2006 to $696.5 million versus $672.8 million in the first nine months of 2005. The primary drivers of the $23.7 million increase in sales were an approximate $9.5 million increase in new business relating to new product launches and ramp up of existing programs, which is net of the 13.5% decrease in North American vehicle production of the Big 3 domestic manufacturers. Additionally, there was approximately $14.5 million in sales increases associated with the recovery of material costs passed through to our customers. Operating profit decreased from $55.3 million in 2005 to $31.9 million in 2006. The decrease is principally due to a $14.4 million increase in depreciation and amortization expense and a $3.0 million increase in fixed asset losses. Additionally, there was approximately $6.9 million in launch associated costs that relate to two large new programs in the second and third quarters, and a new facility in Suzhou, China. The remaining decrease of $3.3 million is primarily due to increased material costs not offset by sales price increases, partially due to the lag in our pricing adjustment to customers. These items were partially offset by an approximate $1.7 million increase in profits on increased sales for the first nine months, and $2.1 million reduction in lease expense due to the operating leases repurchased during the early half of 2006. Adjusted EBITDA decreased from $92.7 million in the first nine months of 2005 to $82.8 million in 2006, due to the aforementioned discussion but offset by the $14.4 million increase in depreciation and amortization costs.

	(In thousands)
	Nine Months Ended	Nine Months Ended
Powertrain Segment	October 1, 2006	October 2, 2005
Sales	$696,541	$672,757
Operating profit	$31,931	$55,342
Depreciation and amortization	51,311	36,943
Foreign currency gains (losses)	(488)	427
Adjusted EBITDA	$82,754	$92,712
Memo: Additional amounts included in calculation of adjusted EBITDA:
Restructuring charges	$(448)	$(175)
Fixed asset gains (losses)	(3,916)	(926)

Corporate/Centralized Resources.   Adjusted EBITDA for Corporate/Centralized Resources was a loss of $14.1 million in the first nine months of 2006 versus a loss of $11.0 million in the same period in 2005. We realized $2.0 million decrease in fixed asset gains, a decrease of $1.3 million in restructuring expenses, and an approximate $2.6 million decrease in various items such as workers’ compensation, health care and incentive compensation expenses. These were offset by a $7.1 million decrease in postretirement medical curtailment benefits in the first nine months of 2006 and a $2.1 million increase in other, net and foreign exchange movements. Other cost savings, including reductions in our information technologies spending, were mitigated by $3.3 million in legal and other administrative expenses to support the planned merger with a subsidiary of Asahi Tec Corporation. Operating profit increased by $0.7 million in 2006 due to the factors discussed above, as well as a $1.8 million decrease in depreciation and amortization.

	(In thousands)
	Nine Months Ended	Nine Months Ended
Corporate/Centralized Resources	October 1, 2006	October 2, 2005
Operating profit	$(18,436)	$(19,100)
Depreciation and amortization	4,968	6,725
Foreign currency gains (losses)	(1,031)	—
Other, net	353	1,411
Adjusted EBITDA	$(14,146)	$(10,964)
Memo: Additional amounts included in calculation of both operating profit and Adjusted EBITDA:
Restructuring charges	$2	$(1,344)
Fixed asset gains (losses)	1,461	(508)
Pension curtailment loss and postretirement medical curtailment gain and elimination of certain plan benefits	(165)	7,091
Transaction expenses related to the planned merger	(3,311)	—

Liquidity and Capital Resources

Overview.   Our objective is to appropriately finance our business through a mix of long-term and short-term debt and to ensure that we have adequate access to funding. Our principal sources of liquidity are cash flow from operations, our revolving credit facility and our accounts receivable securitization facility and factoring agreements. As of October 1, 2006, we have unutilized capacity under our revolving credit facility that may be utilized for acquisitions, investments or capital expenditure needs. Our cash flow during the year is impacted by the volume and timing of vehicle production, which includes a shutdown by our North American customers for approximately two weeks in July and one week in December and reduced production in July and August for certain European customers. Management believes cash flow from operations and the planned debt financing and refinancing related to our planned merger with a subsidiary of Asahi Tec Corporation will provide us with adequate sources of liquidity for the foreseeable future.

To facilitate the collection of funds from operating activities, we have sold receivables under our accounts receivable facility and have entered into accelerated payment collection programs with certain customers. Although the majority of the accelerated payment collection programs were discontinued as of or prior to January 2, 2005, at October 1, 2006, collection of approximately $42.0 million of accounts receivable was accelerated under the remaining programs. Included in the above programs is approximately $25.9 million that we continue to collect on an accelerated basis as a result of favorable payment terms negotiated in connection with a business acquisition. This agreement expires December 31, 2006. While the impact of the discontinuance of these programs may be partially offset by a greater utilization of our accounts receivable securitization facility, we continue to examine other alternative programs in the marketplace, as well as enhanced payment terms directly from our customers.

Our capital planning process is focused on ensuring that we use our cash flow generated from our operations in ways that enhance the value of our company. Historically, we have used our cash for a mix of activities focused on revenue growth, cost reduction and strengthening the balance sheet. In the first nine months of 2006, we used our cash primarily to service our debt obligations, buy out certain operating leases and fund our capital expenditure requirements.

Liquidity.   At October 1, 2006, we had $5.4 million in cash on our consolidated balance sheet and approximately $82.9 million of undrawn commitments, which consisted of $49.3 million and $33.6 million from our revolving credit facility and accounts receivable securitization facility, respectively. However, our access to these two facilities at quarter end is limited by certain covenant restrictions which, at October 1, 2006, would allow us to draw only $21.5 million from these facilities out of the total amount available of $82.9 million (see the next paragraph for a description of these limitations and “Debt, Capitalization and Available Financing Sources” below for further discussion on our debt covenants). The limitations, though, only restrict our availability on the quarter end date and do not prevent us from drawing the entirety of our undrawn commitments on dates between quarter ends. Availability under our accounts receivable securitization facility agreement at October 1, 2006 is based on a day earlier receivables report so it should be noted that, as is the case at each quarter end, receivables paid on the last day of the quarter will reduce availability on the next business day. The amount of this reduction was $17.0 million as of October 2, 2006. It should also be noted that January and July are typically periods in which the Company seasonally experiences lower availability. Approximately $97.7 million and $37.7 million were outstanding on our revolving credit facility and accounts receivable securitization facility, respectively, at October 1, 2006.

At October 1, 2006, our maximum debt capacity (including amounts drawn under our accounts receivable securitization program) is computed by multiplying our leverage ratio covenant of 5.25 by our bank agreement defined EBITDA, or approximately $188.65 million. Thus, our total debt capacity at October 1, 2006 is approximately $990.4 million. Our actual debt plus the accounts receivable securitization at October 1, 2006 approximated $968.9 million, or approximately $21.5 million less than our total capacity. Thus, as discussed above, as of October 1, 2006, we had access to only $21.5 million of the total $82.9 million in undrawn commitments that would have otherwise been available from our revolving credit and accounts receivable securitization facilities. However, as disclosed above, this leverage limitation does not impact our ability to draw funds between quarter ends.

It should be noted that our liquidity at quarter and year end tends to reflect peak availability due to our natural cash collection cycle. Liquidity in the middle of the month tends to represent our lowest level. Over the last fiscal year, our trough liquidity has generally ranged between $15 million and $60 million. We have taken actions to improve our trough liquidity:  the sale of our North American Forging business, the net $25 million increase of our term loan facility and the February 3, 2006 and August 18, 2006 amended and restated credit agreements. Although these actions improved our trough liquidity in early 2006, in the third quarter of 2006 significantly lower production levels of the North America Big 3 domestic manufacturers contributed to large reductions in sales and profits. The reductions in earnings and cash flow have offset (at least temporarily) some of the liquidity generated in the early part of 2006. These same market conditions and their impact on our financial performance have caused some suppliers to demand shorter payment terms which would exacerbate the negative impact on our liquidity. There can be no assurance that other suppliers will not likewise take actions that would further negatively impact our liquidity.

On February 3, 2006, we entered into an amended and restated credit agreement in which the covenant restrictions discussed above were significantly relaxed. The amendment and restatement affected the following principal changes, as well as updating and technical changes, to the then existing credit agreement: (a) it added an additional $50 million of term loans, of which $25 million was used to prepay the preexisting term loan; (b) it adjusted certain covenants to take account of the North American Forging divestiture and to provide the Company with additional covenant flexibility; and (c) it increased pricing on the existing revolving credit facility. In addition to repayment of the $25 million preexisting term loan, we were required to use the proceeds from the divestiture of North American Forging to repurchase at least $45 million of assets then under operating lease arrangements. We have repurchased approximately $50.1 million of assets under these operating leases with the proceeds from the North American Forging sale,

$10.1 million of which was related to North American Forging assets under operating leases. Excess proceeds can be used to repurchase additional assets under operating lease arrangements and to increase our liquidity through repayment of outstanding obligations under our revolving credit and accounts receivable securitization facilities.

On August 18, 2006, we again amended and restated our credit agreement. In doing so, we replaced the $200 million revolving credit facility with a $50 million revolving credit facility and a $150 million deposit-linked supplemental revolving facility, each of which matures August 18, 2011. The December 31, 2009 maturity date for the term loans did not change. In addition to various technical changes, the amendment and restatement reduced the effective applicable margin on the revolving credit facility to 3.25% per annum with respect to the London Interbank Offered Rate (“LIBOR”) based borrowings and 2.25% per annum with respect to base rate (ABR) borrowings; fixed the applicable margin on the supplemental revolving credit facility at 4.50% per annum; and set the applicable margin on the term loans at 3.75% for base rate loans and 4.50% for LIBOR based loans (adjusted for reductions in the leverage ratio). A commitment fee of between 0.5% and 1% per annum is assessed on the unused portion of the revolving credit facility and is determined based on utilization.

Our accounts receivable securitization facility availability is based on several factors including the credit ratings of our customer base, the customer concentration levels in the accounts receivable securitization facility and the overall collection performance of our accounts. For example, the bankruptcy of Dana Corporation in March 2006 resulted in an immediate $6.9 million reduction in our accounts receivable securitization availability. Additionally, the downgrade of Ford Motor Company on June 28, 2006 resulted in a $4.6 million immediate reduction in availability. Due to the general industry environment, the availability of this program decreased in the first part of 2006 and could be expected to decrease further if the industry environment does not improve.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne’s foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of October 1, 2006, we had available approximately $77.9 million from these commitments, and approximately $50.0 million of receivables were sold under these programs.

TriMas Common Stock.   In the third quarter of 2006, we exercised TriMas warrants, resulting in an additional 0.8 million shares of TriMas stock outstanding and issued to the Company. Including such additional shares, the Company owns approximately 4.8 million, or 23.2%, of the total outstanding shares of TriMas.

Debt, Capitalization and Available Financing Sources.   On December 20, 2005, we entered into a senior secured loan facility. This senior secured loan facility provided for term loans totaling $20 million until June 30, 2006, to finance in part the purchase of additional specified machinery and equipment. As of October 1, 2006, $19.4 million was drawn on this facility. A commitment fee of 7.5% per annum on the unused portion of this loan accrued through June 30, 2006. The senior secured loan facility matures December 31, 2009.

On February 3, 2006, we entered into amended and restated credit agreement as described above. This agreement was amended and restated again on August 18, 2006. The amended and restated credit agreement provides us with more favorable terms and additional funding on our revolving credit and term loan facilities. Under this amended and restated credit agreement, the applicable interest rate spreads on our term loan obligations increased over the current LIBOR and our leverage covenant was modified to be less restrictive. The current applicable interest rate spread on our term loan obligations is 4.50%. On February 3, 2006, pursuant to the terms of the amended and restated credit agreement, we borrowed $50 million of additional term loans, of which $25 million was used to prepay the preexisting term loan.

The credit facility includes term loans with $374.7 million outstanding; a revolving credit facility with a principal commitment of $50 million and no amounts outstanding; and a deposit-linked supplemental revolving facility with $97.7 million outstanding ($150 million outstanding less $52.3 million letters of credit) as of October 1, 2006. The revolving credit facility and deposit-linked supplemental revolving facility mature on August 18, 2011 and the term loan facility matures on December 31, 2009. The obligations under the credit facility are collateralized by substantially all of our assets and the assets of substantially all of our domestic subsidiaries and are guaranteed by substantially all of our domestic subsidiaries on a joint and several basis.

The following summarizes our outstanding debt as of October 1, 2006 and January 1, 2006:

	(In thousands)
	October 1, 2006	January 1, 2006
Senior credit facilities:
Term loans (9.9% variable interest at October 1, 2006)	$374,720	$350,193
Deposit-Linked Supplemental Revolving Facility (9.9% interest at October 1, 2006)	97,737	—
Revolving credit facilities (11.5% interest at October 1, 2006)	—	59,605
Total senior credit facility	472,457	409,798
Senior secured term loan credit facility, with interest payable quarterly, due 2009 (13.13% variable interest at October 1, 2006)	19,400	10,500
11% senior subordinated notes, with interest payable semi-annually, due 2012	250,000	250,000
10% senior notes, with interest payable semi-annually, due 2013	150,000	150,000
10% senior subordinated notes, with interest payable semi-annually, due 2014 (face value $31.7 million)	27,712	27,469
Other debt (various interest rates; includes capital lease obligations)	7,604	9,612
Total	$927,173	$857,379
Less current maturities	(5,636)	(6,640)
Long-term debt	$921,537	$850,739

At October 1, 2006, we were contingently liable for standby letters of credit totaling $52.9 million issued on our behalf by financial institutions. These letters of credit are used for a variety of purposes, including meeting requirements to self-insure workers’ compensation claims. We are also contingently liable for future product warranty claims. We provide comprehensive warranties to our customers. As a result of these warranties, we may be responsible for costs associated with a product recall caused by a defect in a part that we manufacture. We continuously monitor potential warranty implications of new and current business to assess whether a liability should be recognized. The Company has experienced relatively nominal warranty costs and no significant warranty accrual is reflected in the October 1, 2006 consolidated balance sheet.

Our senior credit facility contains covenants and requirements affecting us and our subsidiaries, including a financial covenant requirement for an Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to cash interest expense coverage ratio to exceed 1.75 through the year ending December 31, 2006 (at October 1, 2006, this ratio was 1.82); and a debt to EBITDA ratio not to exceed 5.25 through the year ending December 31, 2006 (at October 1, 2006, this ratio was 5.14). We were in compliance with the new covenants throughout the quarter. Based on our anticipated EBITDA performance and our planned merger with a subsidiary of Asahi Tec Corporation, we anticipate being in covenant compliance over the next four quarters.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We generally do not hedge operating translation risks because cash flows from international operations are typically reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for our foreign subsidiaries reporting in local currencies and as a component of income for our foreign subsidiaries using the U.S. dollar as the functional currency. The change in our accumulated other comprehensive income relating to cumulative translation adjustments was $27.2 million for the nine months ended October 1, 2006, due to cumulative translation adjustments resulting primarily from changes in the Euro to the U.S. dollar.

As of October 1, 2006, our net total assets (defined as total assets less total liabilities) subject to foreign currency translation risk were $1,156 million. The potential decrease in net total assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $115.6 million. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Risk.   We generally manage our risks associated with interest rate movements through the use of a combination of variable and fixed rate debt. Approximately $494.6 million of our debt was variable rate debt at October 1, 2006. A hypothetical 25 bps adverse movement in the interest rate on variable rate debt would affect earnings on an annual basis by approximately $1.2 million. Approximately $436.6 million of our debt was fixed rate debt at October 1, 2006. A hypothetical 25 bps adverse movement in interest rates would result in a loss in the fair value of this fixed rate debt of approximately $9.8 million.

Off-Balance Sheet Arrangements.   On April 29, 2005, the Company and our wholly owned special purpose subsidiary, MRFC, Inc. (“MRFC”), entered into a new accounts receivable financing facility with General Electric Capital Corporation (“GECC”). Concurrent with entering into this facility, our former accounts receivable financing facility with JPMorgan Chase Bank, N.A. was terminated. On July 8, 2005, the Company and MRFC amended and restated the existing accounts receivable financing facility with GECC. The terms of the facility that were amended and restated included (a) extending the maturity date to July 8, 2010, (b) favorable adjustments to certain default triggers, (c) increased program availability and (d) an increase to the applicable margin on LIBOR based drawings from 1.75% to 2.25%. The amendment and restatement also addressed various technical matters. The amended and restated facility represented the completion of the final step of the multi-step receivables facility modifications initiated on April 29, 2005.

We have entered into an arrangement to sell, on an ongoing basis, the trade accounts receivable of substantially all domestic business operations to MRFC. MRFC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $175 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $4.8 million and $3.1 million for the nine months ended October 1, 2006 and October 2, 2005, respectively, which is included in other expense, net in our consolidated statement of operations. Prior to April 29, 2005, trade accounts receivable of substantially all of our domestic business operations were sold in connection with the former accounts receivable financing facility with JPMorgan Chase Bank, N.A. At October 1, 2006, our funding under the facility was $37.7 million with availability based upon qualified receivables of $71.3 million and $33.6 million available but not utilized. The rate used to approximate the purchaser’s financing costs was based on LIBOR plus 2.25% at October 1, 2006. In addition, we are required to pay a fee of 0.5% on the unused portion of the facility.

We have entered into agreements with international invoice factoring companies to sell customer accounts receivable of Metaldyne’s foreign locations in France, Germany, Spain, Czech Republic and United Kingdom on a non-recourse basis. As of October 1, 2006 and January 1, 2006, we had available $77.9 million and $71.9 million from these commitments, respectively, and approximately $50.0 million of receivables were sold under these programs as of October 1, 2006 and January 1, 2006. We pay a commission to the factoring company plus interest calculated from the date the receivables are sold to either the customer’s due date or a specified number of days thereafter, or until the receivable is deemed uncollectible. Commission expense related to these agreements is recorded in other expense, net on our consolidated statement of operations and totaled $1.0 million for each of the nine months ended October 1, 2006 and October 2, 2005.

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

Additionally, in the first nine months of 2006 we entered into three operating leases for machinery and equipment with combined annual lease expense of approximately $1.3 million. We anticipate relying on sale-leaseback and other leasing opportunities as a source of cash to finance capital expenditures and other uses.

Redeemable Preferred Stock.   We have outstanding $203.0 million in aggregate liquidation value ($110.8 million aggregate carrying value) as of October 1, 2006 of Series A, B and A-1 redeemable preferred stock in respect of which we have the option to pay cash dividends, subject to the terms of our debt instruments, at rates of 13% (15% beginning January 1, 2006), 11.5% and 11%, respectively, per annum initially and to effect a mandatory redemption in December 2012, June 2013 and December 2013, respectively. For periods that we do not pay cash dividends on the Series A and Series A-1 preferred stock, an additional 2% per annum of dividends is accrued. No cash dividends were paid during the nine months ended October 1, 2006. At October 1, 2006, there were unpaid accrued dividends of $84.0 million, resulting in redeemable preferred stock of $194.8 million. In the event of a change in control or certain qualified equity offerings, we may be required to make an offer to repurchase our outstanding preferred stock. We may not be permitted to do so and may lack the financial resources to satisfy these obligations. Consequently, upon these events, it may become necessary to recapitalize our company or secure consents. As part of our planned merger with a subsidiary of Asahi Tec Corporation, holders of our redeemable preferred stock will receive cash in exchange for their shares. However, the holders of these securities have agreed to reinvest their cash proceeds in new common and preferred shares of Asahi Tec Corporation.

TriMas Receivables.   We have recorded $5.7 million due from TriMas as of October 1, 2006, consisting of receivables related to certain amounts from TriMas, including TriMas’ pension obligations of approximately $4.2 million and reimbursement due for various invoices paid on TriMas’ behalf of approximately $1.5 million. Of such amount, $3.5 million is recorded in equity investments and receivables in affiliates in our consolidated balance sheet as of October 1, 2006.

Credit Rating.   Metaldyne is rated by Standard & Poor’s and Moody’s Ratings. As of October 1, 2006, we have long-term ratings from Standard & Poor’s and Moody’s of B/B2 on our senior credit facility, CCC+/Caa2 on our 10% senior notes due 2013 and CCC+/Caa3 on our 11% senior subordinated notes due 2012, respectively. Our goal is to decrease our total leverage and thus improve our credit ratings. In the event of a credit downgrade, we believe we would continue to have access to additional credit sources. However, our borrowing costs would further increase, our ability to access certain financial markets may become limited, the perception of the Company in the view of our customers, suppliers and security holders may worsen and, as a result, we may be adversely affected.

Capital Expenditures.   Our capital expenditure program promotes our growth-oriented business strategy by investing in our core areas, where efficiencies and profitability can be enhanced. Capital expenditures for our continuing operations by product segment for the periods presented were:

	(In thousands)
	October 1, 2006	October 2, 2005
Capital Expenditures:
Chassis	$23,815	$31,942
Powertrain	34,740	44,229
Corporate	478	113
Total	$59,033	$76,284

Cash Flows

Operating activities—Cash flows used for operations were $28.8 million for the nine months ended October 1, 2006 compared to cash flows provided by operations of $82.3 million in 2005. The decrease is primarily the result of a $109.0 million decrease in net proceeds from the accounts receivable securitization facility and a $14.0 million reduction in operating cash flow provided by discontinued operations. This was somewhat offset by a $20.9 million decrease in working capital usage (excluding the accounts receivable securitization facility) primarily due to the collection of accounts receivable retained from our North American Forging business after it was sold.

Investing activities—Cash flows used for investing activities totaled $31.6 million for the nine months ended October 1, 2006 compared to $55.4 million in 2005. The decrease of $23.8 million is primarily due to $69.1 million of proceeds from the sale of our Forging Operations and $17.3 million of lower capital expenditure spending, offset by $40.0 million used to repurchase assets under operating leases. Additionally, in the first nine months of 2005, we received $21.6 million in proceeds from sale-leaseback transactions for equipment and a reduction of $8.0 million in our investment in New Castle resulting from reimbursement relating to equipment purchases.

Financing activities—Cash flow provided by financing activities totaled $61.8 million for the nine months ended October 1, 2006 compared with cash flows used for financing activities of $20.1 million in 2005. The net increase is due to $58.9 million of proceeds from our term loan facilities and a decrease in net borrowings and repayments of $61.2 million on our revolving credit facilities, offset by $25.5 million of principal payments on the term loan facilities and $9.6 million of principal payments on our swingline credit facilities in 2006 compared with 2005.

Outlook

Automotive vehicle production in 2006 is expected to be 3% less than 2005 production levels in North America and approximately 3% higher than 2005 production levels in the global market. However, 2006 automotive vehicle production for the North America Big 3 is expected to be approximately 6% below 2005 production levels in North America and approximately 1% below 2005 production levels globally. This difference is notable, given the proportion of our revenue that is derived from the Big 3 in North America. There are several factors that could alter this outlook, including a change in interest rates or an increase in vehicle incentives offered to consumers.

Our principal use of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on our indebtedness, growth related capital expenditures and working capital increases, strategic acquisitions and lease expense. Our anticipated capital expenditures for

2006 are estimated to be approximately $75 million. Capital spending requirements prior to 2006 had been elevated due to our efforts to transition our business to new technologies, capabilities and geographies.

Management believes cash flow from operations and debt financing and refinancing from our accounts receivable securitization program will provide us with adequate sources of liquidity for the foreseeable future. On February 3, 2006, we entered into an amended and restated credit agreement that adjusted certain covenants to take account of the North American Forging divestiture and to provide a certain amount of additional covenant flexibility. It also added an additional $50 million term loan, of which $25 million was used to prepay the preexisting term loan. On August 18, 2006, we again amended and restated our credit agreement. In doing so, we replaced the $200 million revolving credit facility set to expire in May 2007 with a $50 million revolving credit facility and a $150 million deposit-linked supplemental revolving facility, both of which mature on August 18, 2011. However, our sources of liquidity may be inadequate if we are unable to achieve operating targets, in which case we may need to seek additional covenant relief from our lending group. No assurance can be given that we would be successful in negotiating such relief.

With respect to our operating targets, in the second half of 2006, significantly lower production levels of the North America Big 3 domestic manufacturers is contributing to large reductions in sales and profits. The reductions in earnings and cash flow have offset (at least temporarily) some of the liquidity generated in the early part of 2006. These same market conditions and their impact on our financial performance have caused some suppliers to demand shorter payment terms which would exacerbate the negative impact on our liquidity. There can be no assurance that other suppliers will not likewise take actions that would further negatively impact our liquidity.

Further, the covenants in our amended and restated credit agreement will become more restrictive after December 31, 2006. The interest expense coverage ratio in the amended and restated credit agreement increases from 1.75 in 2006 to 2.00, 2.25 and 2.50, and the debt to EBITDA leverage ratio decreases from 5.25 in 2006 to 5.00, 4.50 and 4.00 through the years ending 2007, 2008 and 2009, respectively. These changing ratios coupled with a reduction of our sales will operate to further limit our ability to draw upon our revolving credit facility and accounts receivable securitization facility.

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

Despite management’s belief, there can be no assurance that our liquidity level will remain adequate in the future as it may be adversely impacted by a variety of factors, many of which are beyond our control, including those referred to above and elsewhere in this Form 10-Q.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however, earlier application of the provisions of this Interpretation is encouraged. We are assessing FIN 48 and have not yet determined the impact that the adoption of this Interpretation will have on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice related to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are assessing SFAS No. 157 and have not yet determined the impact that the adoption of this Statement will have on our results of operations or financial position.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Because we do not have publicly traded equity securities, we are required to initially recognize the funded status of our defined benefit postretirement plans and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. However, we are required to disclose the following information in the notes to the financial statements for our fiscal year ending December 31, 2006: (a) a brief description of the provisions of this Statement; (b) the date that adoption is required; and (c) the date that we plan to adopt the recognition provisions of this Statement, if earlier. We are assessing SFAS No. 158 and expect that the adoption of this Statement will result in a reduction in comprehensive income. We are currently evaluating the amount by which shareholders’ equity may be reduced and other impacts, if any, that SFAS No. 158 will have on our results of operations or financial position.

Other Matters

Merger Status

As disclosed in Note 16 to the Company’s financial statements included in this Form 10-Q, on August 31, 2006 the Company signed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Asahi Tec Corporation, a Japanese corporation (“Asahi Tec”) and a wholly-owned subsidiary of Asahi Tec (“Acquisition Sub”).

The obligations of the Company and Asahi Tec to close the Merger under the Merger Agreement are subject to a number of conditions.  One of the most significant conditions pertains to the ability of the Company to secure consents from holders of its 11% senior subordinated notes due 2012 (the “11% Notes”) and holders of its 10% senior notes due 2013 (the “Senior Notes”) to the Merger and related transactions and to the contemplated distribution of the shares of common stock of TriMas Corporation (“TriMas”) owned by the Company (the “TriMas distribution”).  Subsequent to the announcement of the Merger, holders of the 11% Notes and the Senior Notes purporting to represent a majority of each of their outstanding issues separately announced that they had organized into steering committees and that they objected to the basis on which the Company and Asahi Tec had proposed to solicit their consents.  In addition, subsequent to the announcement of the Merger, the Company announced that it and Asahi Tec had begun to consider a range of alternatives for soliciting consents from these noteholders due to changed conditions in the bank market and the automotive industry and trading levels in the Company notes.  Consequently, the Company entered into confidentiality agreements with members of the steering committee of holders of the 11% Notes (the “Subordinated Committee”) and members of the steering committee of holders of the Senior Notes (the “Senior Committee”) for the purpose of allowing it and Asahi Tec to discuss alternatives for obtaining such consents.  The confidentiality agreements require the members of the Committees to maintain the confidentiality of information concerning the proposed transactions that has not been the subject of previous disclosure by the Company or that relates to potential terms for the consent solicitations, as well as any other information that is material and non-public.  The confidentiality agreements expressly require that the Company disclose such confidential information not later than the expiration of the confidentiality agreements, as extended, which is scheduled to occur on November 15, 2006 (but is presently expected to be extended).

Based upon progress made with the Committees to date, and with further discussions, the Company believes that consent solicitations with respect to the Company notes can be structured in a manner acceptable to the Company noteholders so as to permit the Merger and related transactions and TriMas distribution to proceed on a revised basis.  The Company believes that agreements in principle have been reached on certain key financial terms for the consent solicitations with each of the Committees, but there remain outstanding issues to be resolved through further discussion, particularly with the Senior Committee.  Noteholders are not under any obligation to participate in the consent solicitations on this or any other basis. Discussions are expected to continue to occur, subject to satisfactory extention of the confidentiality agreements.  The anticipated revised terms of the consent solicitations will require that, among other things, (1) the Company and Asahi Tec renegotiate the terms of the Merger Agreement with each other to reflect the revised consent solicitations and to reflect the financial consequences of the new approach, (2) Asahi Tec renegotiate the terms of other transaction documentation with certain Company common and preferred stockholders to reflect the foregoing as well, (3) Asahi Tec renegotiate revised commitments for financing the Merger and related transactions and for providing the Company with adequate working capital (including a revised debt commitment letter for the new Company senior secured credit facilities (the “New Facilities”)), and obtain the consent of Asahi Tec’s Japanese lenders and of the Tokyo Stock Exchange, (4) the Company and Asahi Tec obtain the requisite approvals of their respective Boards of Directors and (5) the consent or approval of the Company common stockholders be resolicited as required under applicable law.  No agreements with respect to the foregoing have been reached, although discussions concerning certain of these matters are ongoing.  The Company expects Asahi Tec and it will negotiate in good faith with each other and third parties to complete these actions on mutually acceptable terms.  As required by Japanese law, Asahi Tec has announced a delay in its previously announced planned closing date for the Merger, which it has now placed as a date that is expected to be not later than January 16, 2007.  Until the foregoing actions are completed and all issues resolved, the impact on the Company stockholders and on the Company capital structure following the Merger cannot be quantified.  There can be no assurances that any particular terms will be agreed to or achieved on a timely basis or at all.

There will be increased costs to the Company and Asahi Tec associated with revised consent solicitations that will be financed through a combination of additional Company financing (in a form that has not yet been determined), a reduction in the amount of merger consideration payable to the Company common stockholders (in an amount that is the subject of negotiation) and, potentially, a sale of some of the Company’s TriMas shares (and, thus, fewer shares could be available for distribution to the Company stockholders).  This is discussed in further detail below.

The following summarizes the consent solicitations that the Company, with Asahi Tec’s consent, presently expects to commence, assuming receipt of requisite corporate and shareholder approvals, successful renegotiation of revised transaction documentation, receipt of requisite third party consents and approvals and receipt of revised financing commitments.  The following is based upon negotiations led by Asahi Tec, with the participation of the Company and its financial advisor.  The consent solicitations will only be effectuated pursuant to customary documentation, subject to appropriate terms and conditions and in compliance with applicable laws, and there can be no assurance of their success since discussions to date with the Committees are non-binding on noteholders.

•  The Company presently expects to undertake a consent solicitation to modify the 11% Notes indenture to permit the Merger and related transactions and the TriMas distribution and to waive the change of control provisions in the 11% Notes indenture, without tendering for any of the 11% Notes as had been initially contemplated.  Receipt of consents from a majority in principal amount of the 11% Notes will be required for the Merger to proceed and the payment of any consent fee will be conditioned upon the closing of the Merger.  In connection with this consent solicitation, the Company is prepared to offer a consent fee in cash equal to 12.75% of the principal amount of the 11% Notes as to which consents are received and, if permitted by the lenders under the New Facilities and subject to satisfactory intercreditor arrangements, to grant a junior lien on the assets of the Company and its domestic subsidiaries that are pledged to secure the New Facilities.  The Company expects to solicit the consent of the holder of the 10% senior subordinated notes due 2014 (the “DCX Notes” and, collectively with the 11% Notes and the Senior Notes, the “Notes”) on the same basis as the holders of the 11% Notes.

Asahi Tec has informed the Company that it believes that there is an agreement in principle with the Subordinated Committee on the foregoing financial terms of the 11% Notes consent solicitation.

•  The Company presently expects to undertake a consent solicitation to modify the Senior Notes indenture to permit the Merger and related transactions and the TriMas distribution and to waive the change of control provisions in the Senior Notes indenture without tendering for any of the Senior Notes.  Receipt of consents from a majority in principal amount of the Senior Notes will be required for the Merger to proceed and the payment of any consent fee will be conditioned upon the closing of the Merger.  The Company is prepared to offer a consent fee in cash equal to 8% of the principal amount of the Senior Notes as to which consents are received and, if permitted by the lenders under the New Facilities and subject to satisfactory intercreditor arrangements, to grant a junior lien on the assets of the Company and its domestic subsidiaries that are pledged to secure the New Facilities.  In addition, the Company expects to commit that, following the closing of the Merger, the Company will commence a tender offer for up to $25 million in Senior Notes at par, plus accrued interest, subject to proration, if permitted by the New Facilities.

Asahi Tec has informed the Company that, while there is an agreement in principle with the Senior Committee on the foregoing financial terms of the Senior Notes consent solicitation, there are several known outstanding issues. Specifically, the Senior Committee has asked that the maturity date of the Senior Notes be shortened to before that of the 11% Notes and TriMas shares (other ones that may be sold to finance the transactions, as discussed below) be retained by the Company and pledged as collateral for the Senior Notes.

•  In addition, the Company expects to offer to make certain other changes to the 11% Notes and Senior Notes indentures that are favorable to holders:  inclusion of a mandatory offer to purchase Notes at par with 50% of the net proceeds, up to $50 million, of any Asahi Tec equity offering (subject to certain exceptions to be determined) contributed to the Company and permanent reductions in the permitted senior credit facility basket of the debt incurrence restrictive covenant when prepayments are made of the New Facilities.

•  Asahi Tec also indicated that it will make changes to the Company’s corporate structure to enhance the security package to be offered to holders of Notes:  a new intermediate holding company (“Newco”) will be inserted between the Company and the borrower of the New Facilities, Metaldyne Company LLC, to act as a holding company guarantor of the New Facilities and a guarantor of the Notes.  The Company would not be a guarantor of the New Facilities and interests in Newco would be pledged to secure the Notes.  Asahi Tec has informed the Company that, while this revised structure is subject to approval by the lenders under the New Facilities, the banks party to the current debt commitment letter have agreed in principle to these changes.

Discussions will continue with the Committees concerning other terms of the consent solicitations, the outcome of which could affect the consent solicitations that Metaldyne expects to undertake.

As a result of the anticipated material changes in the cost of the transaction and the ongoing capital structure reflected above and the impact of customer production declines on the Company, Asahi Tec has informed the Company that its willingness to proceed with the acquisition will require that the Company stockholders forego a portion of the previously agreed cash merger consideration.  Consequently, the Company expects that, if the acquisition proceeds, payments to the Company common stockholders will be materially reduced.  However, the amount of the reduction is the subject of ongoing good faith negotiations and subject to the approval of the Company’s Board of Directors.

Regardless of any reduction in the amount of merger consideration payable to the Company common stockholders, the modified terms of the consent solicitations will require that additional funds be raised and will require that the New Facilities permit junior liens to secure the Notes.  Throughout discussions with the Committees, the Company understands that Asahi Tec has been having discussions with the banks that provided a debt commitment letter for the New Facilities when the Merger Agreement was signed, as well as other potential financing sources, concerning additional debt commitments and permission for the junior liens.  In addition, due to the increased debt associated with the revised consent solicitations and the impact of customer production cutbacks, the Company believes that it may be close to the pro forma consolidated leverage ratio currently required, as of the closing, in the existing debt commitment letter for the New Facilities.  The pro forma adjustments will depend upon a number of factors at the time of closing that cannot be definitively ascertained at this time.  Asahi Tec has informed the Company that it believes that, based on discussions with the banks that provided the debt commitment letter, it expects the banks will work with Asahi Tec to modify the commitments for the revised New Facilities to accommodate a variance from the required leverage ratio, but the banks have not definitively agreed to do so and this is outside the control of the Company.

The Company also expects that a portion of the cash required for the revised consent solicitations may come from a sale of shares of TriMas common stock that it owns.  The Company will be considering a proposal from its largest stockholder, Heartland Industrial Partners, L.P. and its affiliated funds (“Heartland”), to purchase up to approximately $20 million in value of shares of TriMas common stock presently owned by the Company.  This sale of TriMas shares would provide additional funds for the transactions but reduce the number of shares available for the TriMas distribution.  The Company’s Board of Directors has authorized two disinterested members of the Board of Directors, Michael Losh and

Wendy Needham, to serve as a special committee in evaluating and negotiating the terms of any purchase by Heartland of TriMas shares.  This special committee has been authorized to retain its own advisors for this purpose.  Heartland has not yet made a specific proposal to the Company concerning a purchase of the TriMas shares.

The Company believes that the August 31, 2006 transaction documentation are not terms upon which the Merger and related transactions can successfully proceed.  The revised basis on which the Company and Asahi Tec are proceeding requires actions and agreements referred to above.  There can be no assurance that the Company or Asahi Tec will be able to obtain the agreement of any person required to effect the transactions on a modified basis or be able to secure the requisite additional financing commitments or sources of funds, in which case the acquisition will not proceed.  The Company filed a preliminary proxy/information statement based upon the transaction as it was announced on August 31, 2006.  If the transactions proceed, the preliminary proxy/information statement will need to be updated.

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

Throughout 2006, the Company continues to identify opportunities to enhance controls over fixed assets through the continued review and enhancement of policies and procedures. In the third quarter of 2006, the Company engaged outside consultants to review its fixed asset policies and procedures. The Company completed the implementation of an internal transfer process, requiring sign-offs from both locations affected by each transfer. The Company also started a pilot program to barcode fixed assets for enhanced tracking and made a concerted effort to sell idle assets in exchange for cash proceeds.

Disclosure Controls and Procedures

Concurrent with the quarterly review of the Company’s financial statements, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that they will meet their objectives as of October 1, 2006. Consequently, in connection with the preparation of this Quarterly Report, management of the Company undertook and completed reconciliations, analyses and reviews in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles.

Change in Disclosure Controls and Procedures

The Company has made changes to improve its controls and procedures as discussed above.

PART II. OTHER INFORMATION

METALDYNE CORPORATION

Item 1.                        Legal Proceedings.

Not applicable.

Item 1A.                Risk Factors.

This Quarterly Report should be read in conjunction with the risk factors disclosed in the Company’s 2005 Form 10-K and in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Caution Concerning Forward-Looking Statements and Certain Risks Related to Our Business and our Company—Safe Harbor Statements contained in this Form 10-Q.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

By written consents dated August 31, 2006, solicited by Asahi Tec Corporation, the holders of 31,980,405.75 shares of Metaldyne’s common stock, representing a majority of the common stockholders, and all of its preferred stockholders approved the pending merger of Metaldyne with a subsidiary of Asahi Tec Corporation (the “Merger”).  Metaldyne will provide its common stockholders with an Information Statement to inform them about the Merger and related transactions before the Merger becomes effective, as required by Section 14(c) of the Securities Exchange Act of 1934, as amended, and the regulations pursuant thereto.

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

2.2

Agreement and Plan of Merger, dated as of August 31, 2006, by and among Metaldyne Corporation, Asahi Tec Corporation and Argon Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Metaldyne Corporation’s Current Report on Form 8-K filed September 7, 2006).

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

10.1

Employment Agreement, dated as of August 31, 2006, between Asahi Tec Corporation and Timothy Leuliette (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Current Report on Form 8-K filed September 7, 2006).

10.2

Employment Agreement, dated as of August 31, 2006, between Asahi Tec Corporation and Jeffrey Stafeil (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation’s Current Report on Form 8-K filed September 7, 2006).

10.3

Employment Agreement, dated as of August 31, 2006, between Asahi Tec Corporation and Thomas Amato (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation’s Current Report on Form 8-K filed September 7, 2006).

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

METALDYNE CORPORATION
(Registrant)
DATE: November 10, 2006	BY:	/s/ JEFFREY M. STAFEIL
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

2.2

Agreement and Plan of Merger, dated as of August 31, 2006, by and among Metaldyne Corporation, Asahi Tec Corporation and Argon Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Metaldyne Corporation’s Current Report on Form 8-K filed September 7, 2006).

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

10.1

Employment Agreement, dated as of August 31, 2006, between Asahi Tec Corporation and Timothy Leuliette (Incorporated by reference to Exhibit 10.1 to Metaldyne Corporation’s Current Report on Form 8-K filed September 7, 2006).

10.2

Employment Agreement, dated as of August 31, 2006, between Asahi Tec Corporation and Jeffrey Stafeil (Incorporated by reference to Exhibit 10.2 to Metaldyne Corporation’s Current Report on Form 8-K filed September 7, 2006).

10.3

Employment Agreement, dated as of August 31, 2006, between Asahi Tec Corporation and Thomas Amato (Incorporated by reference to Exhibit 10.3 to Metaldyne Corporation’s Current Report on Form 8-K filed September 7, 2006).

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